Form 10-K
period 1999-12-31
FUEL TECH N V
filed 2000-03-30
CIK 846913

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the fiscal year ended: December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_________________to_______________

                          Commission File No. 000-21724

                                 FUEL-TECH N.V.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Netherlands Antilles                                    N/A
---------------------------------                   ----------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation of organization)                   Identification Number)


         Fuel-Tech N.V.                                 Fuel Tech, Inc.
---------------------------------                ---------------------------
          (Registrant)                           (U.S. Operating Subsidiary)

         Castorweg 22-24                       Suite 703, 300 Atlantic Street
   Curacao, Netherlands Antilles                     Stamford, CT 06901
       (599) 9-461-3754                                (203) 425-9830
--------------------------------------------------------------------------------
         (Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

       Common Stock $0.01
      par value per share                    The Nasdaq Stock Market, Inc.
      -------------------              ---------------------------------------
        (Title of Class)                (Name of Exchange on Which Registered)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes _X_         No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of March 15, 2000:
$33,108,319

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 15, 2000: 18,470,673 shares Common Stock, $0.01 par value.

                      Documents incorporated by reference:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2000 described in Parts II, III, and IV hereof are incorporated by reference in this report.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

Item 1.    Business                                                            1
Item 2.    Description of Property                                             5
Item 3.    Legal Proceedings                                                   5
Item 4.    Submission of Matters to Vote of Security Holders                   5


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters                                               6
Item 6.    Selected Financial Data                                             7
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk         13
Item 8.    Financial Statements and Supplementary Data                        14
Item 9.    Changes in and Disagreements with Accountants and
             Financial Disclosure                                             28


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 28
Item 11.   Executive Compensation                                             28
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                                   28
Item 13.   Certain Relationships and Related Transactions                     28


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    29

Signatures                                                                    31

                             TABLE OF DEFINED TERMS


Term               Definition
----               ----------
AEFLGR(TM)         Amine Enhanced Fuel Lean Gas Reburn

ABC                American Bailey Corporation

AES                Advanced Engineering Services

CAAA               Clean Air Act Amendments of 1990

CDT                Clean Diesel Technologies, Inc.

CFD                Computational  Fluid Dynamics

Common Shares      Shares of the common stock of the Company

Company            Fuel-Tech N.V. and its subsidiaries and affiliates

EPRI               Electric Power Research Institute

FTI                Fuel Tech, Inc.

FUEL CHEM(R)       FTI's fuel and flue gas treatment processes, including its
                   Targeted In-Furnace Injection programs for slagging, fouling and corrosion control and plume abatement

FLGR(TM)           Fuel Lean Gas Reburn

Investors          The purchasers of Company securities pursuant to a
                   Securities Purchase Agreement of March 23, 1998

Loan Notes         Nil Coupon Non-redeemable Convertible Unsecured Loan Notes of the Company

NOx                Oxides of nitrogen

NOxOUT CASCADE(R)  Catalyst added to the NOxOUT Process

NOxOUT(R)Process   The Company's SNCR process for the reduction of NOx

NOxOUT SCR(R)      Urea used as a catalyst reagent

SCR                Selective Catalytic Reduction

SIP Call           State Implementation Plan Rulemaking Procedure

SNCR               Selective Non-Catalytic Reduction

SO(2)              Sulfur dioxide

SOxOUT CASCADE(R)  The Company's process for the reduction of SO(2)

                   Fuel-Tech N.V. Subsidiaries and Affiliates
                               December 31, 1999

                                            ---------------
                                            |             |
                                            |    FINV     |
                                            | Netherlands | ----------------------------------------------
                                            |  Antilles   |                 | 100%                       |  21.8%
                                            |             |                 |                            |
                                            ---------------           ------------                 ------------
                                                  | 100%              |          |                 |          |
                                                  |                   |   PPI    |                 |   CDT    |
                                            ---------------           | Delaware |                 | Delaware |
                                            |             |           |          |                 |          |
                                            |    FII      |           ------------                 ------------
      --------------------------------------|Massachusetts|
      | 100%        | 100%      | 100%      |             |
      |             |           |           ---------------
 -----------   ----------   ----------            | 100%
 |         |   |        |   |        |            |
 |   FTJL  |   |   FIL  |   | Sp.zo.o|      ---------------
 | Jamaica |   | Canada |   | Poland |      |             |
 |         |   |        |   |        |      |   HOLDINGS  |
 -----------   ----------   ----------      | Netherlands |
                                            |  Antilles   |
                                            |             |
                                            ---------------
                                                  | 100%
                                                  |
                                            ---------------
                                            |             |           ---------------------------------------------------
                                            |     BV      |           |                                                 |
          ----------------------------------| Netherlands |           |   FINV      - Fuel-Tech N.V.                    |
          | 100%                |  100%     |             |           |   FII       - Fuel Tech, Inc.                   |
          |                     |           ---------------           |   HOLDINGS  - Fuel Tech Holdings N.V.           |
     ------------         -------------           | 100%              |   BV        - Fuel Tech BV                      |
     |          |         |           |           |                   |   GmbH      - Fuel Tech GmbH                    |
     | Italian  |         |  Taiwan   |     ---------------           |   FIL       - Fuel Tech Targeted Injection      |
     | Branch   |         |  Branch   |     |             |           |               Chemicals Limited                 |
     |          |         |           |     |    GmbH     |           |   FTJL      - Fuel Tech Jamaica Limited         |
     ------------         -------------     |   Germany   |           |   Sp.zo.o   - Fuel Tech Sp.zo.o                 |
                                            |             |           |   PPI       - Platinum Plus, Inc.               |
                                            ---------------           |   CDT       - Clean Diesel Technologies, Inc.   |
                                                                      |                                                 |
                                                                      ---------------------------------------------------

                                     PART I

Forward Looking Statements

     Statements in this Form 10-K which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1 and also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1. BUSINESS

The Company

     Fuel-Tech N.V., including its subsidiaries (the "Company"), is a technology company active in the business of air pollution control through its wholly owned subsidiary Fuel Tech, Inc. ("FTI") and its affiliate Clean Diesel Technologies, Inc. ("CDT"). Fuel-Tech N.V., incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22-24 in Curacao under No. 1334/N.V.

Fuel Tech, Inc.

     FTI's special focus is the worldwide marketing of its oxides of nitrogen ("NOx") reduction and FUEL CHEM(R) products. The NOx reduction technologies, which include the NOxOUT(R), NOxOUT CASCADE(R), NOxOUT SCR(R) and AEFLGR(TM) and FLGR(TM) Processes, reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. The FUEL CHEM business uses chemical processes for slagging, fouling, and corrosion control and plume abatement in furnaces and boilers through the addition of chemicals into the fuel or by Targeted In-Furnace Injection. FTI has a number of other technologies, both commercial and in the development stage, for the most part add-ons to the NOxOUT Process or similar in their technological base. FTI's business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

Clean Diesel Technologies, Inc.

     CDT, a Delaware corporation, is a specialty chemical company supplying fuel additives and systems that reduce harmful emissions from internal combustion engines while improving fuel economy. CDT's two main technology areas are Platinum Fuel Catalysts ("PFC's") for emission control and fuel economy improvement in diesel and gasoline-fueled engines and NOx reduction systems and chemicals for control of NOx emissions from diesel engines. CDT was formed in 1994 as a wholly owned subsidiary of the Company, which had conducted fundamental work regarding the Company's technologies. CDT was spun off by the Company in a 1995 rights offering. At December 31, 1999, the Company held 21.8% of the equity of CDT in the form of CDT common stock and Series A Convertible preferred stock. CDT is a public company registered under the Securities Act of 1934. CDT's technology was in part acquired by assignment from the Company, which assignment obligates CDT until 2008 to pay to the Company royalties of 2.5% of gross revenues derived from sale of the PFC's.

American Bailey Corporation

     American Bailey Corporation ("ABC") performs management services for the Company under an Agreement dated April 30, 1998, as amended. Ralph E. Bailey, Chairman, Chief Executive Officer and Managing Director of the Company, and Douglas G. Bailey, Managing Director of the Company, are shareholders of ABC. See the more detailed information relating to this subject under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be distributed in connection with the Company's 2000 Annual General Meeting of Shareholders, which information is incorporated by reference. Also, refer to Note 2 to the consolidated financial statements.

NOx Reduction

Regulations and Markets

     The global air pollution control market is estimated by management at more than $18 billion, of which the estimated global stationary equipment market is $3.4 billion. The domestic U.S. air pollution control market is the primary driver in the Company's business. This domestic market is estimated to be $320 million per year. This market is dependant on air pollution regulations and their continued enforcement. These regulations are based on the Clean Air Act Amendments of 1990 (the "CAAA") which require reductions in NOx emissions on varying timetables with respect to various sources of emissions. Under Title I - Ozone Non-Attainment (Ozone Transport) of the CAAA, over 1000 utility and large industrial boilers in 19 states must achieve certain NOx reduction targets from 2003 to 2005. Under Title III - Air Toxics of the CAAA, 80 municipal solid waste facilities in the U.S. must achieve certain NOx reduction targets by December 2000. Also, in Europe under European Union Directives, over 100 industrial units must achieve NOx reductions by 2005.

     In 1994, governors of eleven Northeastern states, known collectively as the Ozone Transport Region, signed a Memorandum of Understanding requiring utilities to reduce their NOx emissions by 55% to 65% from 1990 levels by May 1999. Also, in 1998, the EPA announced more stringent regulations. The Ozone Transport State Implementation Plan (SIP) Call regulation, designed to mitigate the effects of wind-aided ozone transported from the Midwestern and Southeastern U.S. into the Northeastern non-attainment areas, requires, following the litigation described below, 19 states to make even deeper reductions of 85% from 1990 levels by the summer of 2003. Over 1,000 utility and large industrial boilers are affected by these mandates. Additionally, most other states with non-attainment areas are also required to meet ambient air quality standards for ozone by 2007.

     On May 14, 1999, the U.S. Circuit Court of Appeals for the District of Columbia Circuit issued a decision and opinion in American Trucking Association, Inc. et al v. Environmental Protection Agency et al (No. 97-1440), in which the Court found that the 1997 EPA adoption of primary and secondary national ambient air quality standards for particulate matter and ozone involved an unconstitutional delegation of Congressional power and remanded the case to the EPA for action. Also, on May 25, 1999 in a separate case, State of Michigan et al v. Environmental Protection Agency (No. 98-1497), the same Court ordered a partial stay of implementation of the SIP Call regulation until further order of the Court. This order was in response to a motion of the plaintiffs to delay implementation of the SIP Call regulation until resolution of their suit challenging that regulation. On March 3, 2000, a three-judge panel issued a ruling in the above stated Michigan case upholding the SIP Call regulation as it applies to 19 of the 22 states involved, but did not lift the stay, which continues in effect.

Products

     The Company's NOxOUT Process is a Selective Non-Catalytic Reduction ("SNCR") process that uses non-hazardous urea as the reagent rather than ammonia. The NOxOUT Process on its own is capable of reducing NOx by up to 40% for utilities and by potentially significantly greater amounts for industrial units on many types of plants with capital costs ranging from $6 - $20/kw for utility boilers and with annualized operating costs ranging from $400 - $1,500/ton of NOx removed.

     The Company's NOxOUT CASCADE Process provides for the addition of catalyst as an add-on to the NOxOUT Process to achieve performance similar to Selective Catalytic Reduction ("SCR"). Based on recent demonstrations, NOxOUT CASCADE's capital cost is less than that of SCR, while operating costs are competitive with those experienced by SCR.

     The Company's NOxOUT SCR Process utilizes urea as a catalyst reagent to achieve NOx reductions of up to 90% from stationary combustion sources with capital and operating costs competitive with equivalently sized, standard SCR systems.

     Fuel Lean Gas Reburn (FLGR), licensed from the Gas Research Institute on a co-exclusive basis, utilizes injection of natural gas to react with and reduce NOx by 25-40%. Amine Enhanced Fuel Lean Gas Reburn (AEFLGR), which the Company licensed from the Gas Research Institute on an exclusive basis, combines FLGR with the injection of urea to obtain NOx reductions in the 60% range with capital and operating costs of $15 - $30/kw and $1200 - $2000/ton of NOx removed, respectively.

     Sales of the NOx reduction technologies were $27.5 million and $19.9 million for the years ended December 31, 1999 and 1998, respectively.

NOx Reduction Competition

     Processes competitive with the Company's NOx reduction products may be expected from combustion modifications, SCR and ammonia SNCR, among others.

     Combustion modifications, including low NOx burners, can be fitted to most types of boilers with cost and effectiveness varying with specific boilers. Combustion modifications may effect 20-50% NOx reduction economically with capital costs ranging from $5 - $40/kw and annualized operating costs ranging from $300 - $1,000/ton of NOx removed. Such companies as ABB Ltd., Foster Wheeler Corporation, The Babcock & Wilcox Company, Steam Sales Corporation, and Todd Combustion Ltd. are active competitors in the low-NOx burner business.

     SCR is an effective and proven method of control for the removal of up to 90% of NOx. SCR has a high capital cost ranging from $55 - $150/kw on retrofit coal applications. Such companies as ABB Ltd., The Babcock & Wilcox Company, Cormetech, Inc., Engelhard Corporation, Foster Wheeler Corporation, Peerless Manufacturing Company, and the Siemens Westinghouse Power Corporation are active SCR competitors.

     The use of ammonia as the reagent for the SNCR process was developed by the Exxon Mobil Corporation. The Company understands that the Exxon Mobil patents on this process have expired. This process can reduce NOx by 30% to 70% on incinerators, but has limited applicability in the utility industry. Ammonia system capital costs range from $15 - $22/kw for utility applications; annualized operating costs range from $1,000 - $3,000/ton of NOx removed. These systems require the use of stored ammonia, a hazardous substance.

     In addition to or in lieu of using the foregoing processes, certain customers will elect to close or derate plants, purchase electricity from third party sources, switch from higher to lower NOx emitting fuels or purchase NOx emission allowances.

FUEL CHEM

Product and Markets

      The Company's fireside and fuel additive programs, FUEL CHEM, help improve unit performance and reduce customer-operating costs. Through the program, customers have enjoyed returns on their investments up to 500%. The Targeted In-Furnace Injection program, a key FUEL CHEM technology on which two patents have already been issued, is a uniquely engineered and economical solution to furnace fouling and corrosion problems. Electric utilities, the pulp and paper industry and municipal solid waste incinerator facilities make up the principal markets for the program.

      Sales of the FUEL CHEM products were $5.8 million and $6.0 million for the years ended December 31, 1999 and 1998, respectively.

Competition

      In 1999, oil prices nearly tripled having a significant effect on oil-fired electric utilities and the pulp and paper market. This price increase caused many customers operating in these markets to switch to natural gas, a less costly fuel, and reduce the capital expenditures and equipment purchases required to participate in FUEL CHEM programs.

      Competition for the Company's FUEL CHEM product line include chemicals sold by specialty chemical companies, such as Nalco Chemical Company and Hercules Incorporated, primarily in the traditional heavy-fuel-oil treatment area. No substantive competition currently exists for the Company's technology for Targeted In-Furnace Injection of additives for control of slagging, fouling, and corrosion and for plume abatement, but there can be no assurance that such lack of substantive competition will continue.

Advanced Engineering Services

      The Company's Advanced Engineering Services ("AES") continued in 1999 to support the sale of the Company's NOx reduction systems, particularly through the use of computational fluid dynamics ("CFD") tools. These CFD tools assist in the prediction of the behavior of gas flows, thereby enhancing the implementation of the Company's NOx reduction systems and the application of its FUEL CHEM slag and corrosion control processes. Also, in 1999 the Company significantly augmented its AES staff and equipment with a view toward not only better serving the Company's customers but also to seek other applications for its services. The Company anticipates that it will apply AES to other applications in the future.

Intellectual Property

      See Item 2 "Description of Property" for information on the Company's intellectual property and proprietary position, which are material to its business.

Employees

      The Company has 70 full-time employees, 62 in North America and 8 in Europe and Asia. The Company enjoys good relations with its employees and is not a party to any labor management agreements.

Risk Factors of the Business

      Investors in the Company should be mindful of the following risk factors relative to the Company's business.

(i)   Lack of Diversification

      The Company is engaged in only one principal business, involving the marketing of products to reduce air pollution. An adverse development in the Company's business as a result of competition, technological change, government regulation, or any other factor could have a significantly greater impact than if the Company maintained diverse operations.

(ii)  Common Shareholders Subordinate to Loan Note Holders

      In the event of a liquidation of the Company, the holders of the common shares of the Company will be subordinate to the prior claims of the holders of the Company's Loan Notes in principal amount at the date of this report of approximately $4.0 million.

(iii) No Dividends

      The Company has not to date paid dividends on its common stock and does not intend to pay any dividends in the foreseeable future.

(iv)  Possible Volatility of Stock Price

      There has been significant volatility in the market prices of publicly traded shares of emerging growth technology companies. Economic trends and factors such as announcements of technical developments, establishment of strategic alliances, changes in governmental regulations, and developments in patent or proprietary rights may have a significant effect on the market price of the Company's common shares.

(v)   Competition - Pricing - Participation in Title I, Phase Two Market

      Competition in the NOx control market will come from processes utilizing low-NOx burners, over-fired air, flue gas recirculation, ammonia SNCR, SCR and, with respect to particular uses of urea not infringing the Company's patents, urea (see Item 2 "Description of Property"). Competition will also come from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or derating of units, and sale or trade of pollution credits. Utilization by customers of such processes or business practices or combinations thereof may adversely affect the Company's pricing and participation in the Title I, Phase Two NOx Control market if customers elect to comply with regulations by methods other than the Company's NOxOUT and NOxOUT CASCADE or FLGR and AEFLGR processes. See above under this Item I the text under the captions "Products" and "NOx Reduction Competition."

(vi)  Dependence on Regulations and Enforcement

      The Company's business is primarily regulatory driven. That business will be adversely impacted to the extent that regulations are repealed or amended to significantly reduce the level of required NOx reduction, or to the extent that regulatory authorities minimize enforcement. See also the text above under the caption "Regulations and Markets."

(vii) Protection of Patents and Proprietary Rights

      The Company holds licenses to or owns a number of patents and has patents pending. There can be no assurance that pending patent applications will be granted or that outstanding patents will not be challenged or circumvented by competitors. Certain critical technology relating to the Company's products is protected by trademark and trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that the Company will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights. See Item 2 "Description of Property".

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's NOxOUT Process was based originally on the Electric Power Research Institute ("EPRI") urea technology embodied in two patents licensed to the Company ("EPRI Patents"), of which one expired in 1997 and the other in 1999. The Company now owns 160 patents worldwide and has 5 patents pending, covering some 50 inventions, 39 related to the NOxOUT Process. The Company's FLGR and AEFLGR technologies are held under licenses from the Gas Research Institute expiring in November and December 2003, with seven-year optional terms thereafter.

      The NOxOUT process was originally based on the EPRI urea technology embodied in two patents licensed to the Company by EPRI. These EPRI patents and license have expired. The Company believes that the protection provided by the numerous claims in the above referenced patents or patent applications of the Company is substantial and, regardless of the expired EPRI urea patents, affords the Company a significant competitive advantage in the SNCR field. Accordingly, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on the Company's business.

      Apart from its intellectual property, the property of the Company is not material.

      The Company and its subsidiaries operate from short-term leased office and engineering facilities in Curacao, Netherlands Antilles; Batavia, Illinois; Stamford, Connecticut; Essen, Germany; and Milan, Italy.

ITEM 3. LEGAL PROCEEDINGS

      The Company has no pending litigation material to its business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

     The Company's common shares have been traded since September 1993 on The NASDAQ Stock Market, Inc. (Small Capitalization) and the Berlin Stock Exchange.

Prices

     The table below sets forth the high and low sales prices during each calendar quarter since January, 1998.

                                                 High                Low
                  1999                          ------              -----
                  ----
             Fourth Quarter                     3 5/8               1 3/4
             Third Quarter                      3 3/4               1 29/32
             Second Quarter                     2 3/16              0 7/8
             First Quarter                      2 3/8               1 3/8

                  1998
                  ----
             Fourth Quarter                     2 15/32             0 7/8
             Third Quarter                      2 9/16              1 1/16
             Second Quarter                     2 1/16              1 1/32
             First Quarter                      1 13/16             1 5/16

Dividends

     The Company has not to date paid dividends on its common shares and is not expected to do so in the foreseeable future.

Holders

     Based on information from the Company's Transfer Agent, as of February 22, 2000, there were 431 registered holders of the Company's common stock. Management believes that, on such date, there were approximately 1,800 beneficial holders of the Company's common stock.

Transfer Agent

     The Transfer Agent and Registrar for the common shares is Chase Mellon Shareholder Services, L.L.C., 85 Challenger Road, Overpeck Centre, Ridgefield Park, New Jersey 07660.

Exchange Controls

     The Company received a license of unlimited duration from the Central Bank of the Netherlands Antilles to exempt it from foreign exchange controls in dealings with parties outside of the Netherlands Antilles or with parties in the Netherlands Antilles holding a similar license. The Company also received a business license of unlimited duration that allows the securities of the Company to be held by non-residents of the Netherlands Antilles. There are no other restrictions on the rights of such non-residents as shareholders. The books of the Company are maintained in United States dollars, however, there are occasional transactions in other currencies.

Taxation

     Under the Netherlands Antilles tax code applicable to the Company until at least the fiscal year 2019, the Company's income taxes in the Netherlands Antilles, which are based on profits exclusive of Dutch dividends received, are computed at a rate of 2.4% on the first 100,000 Netherlands Antilles Guilders (approximately $60,000) and 3% on the excess. Also, capital gains and losses are not included in the taxable profit of the Company. Based on a tax ruling received by the Company, Dutch dividends received will be taxed to the Company at a rate of 5.5%. Fuel-Tech N.V. is not now liable for tax in any jurisdiction other than the Netherlands Antilles. The subsidiaries of the Company are generally subject to the tax regimes of the jurisdictions where they are incorporated and conduct operations but not in the Netherlands Antilles.

     Dividends paid by the Company to United States persons who are not engaged in a trade or business through a permanent establishment in the Netherlands Antilles are currently not subject to tax in the Netherlands Antilles. Gain or loss derived by a United States person from the sale or exchange of the Company's common shares are exempt from Netherlands Antilles income tax. The tax treaty between the United States and the Netherlands Antilles was terminated effective December 31, 1987.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data is presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 1999. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 1999, and "Management's Discussion and Analysis of Financial Condition and Results of Operations. "(1)

                                                                                 For the years ended December 31
                                                                -------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                                        1999          1998          1997          1996          1995
                                                                -----------   -----------   -----------   -----------   -----------
(in thousands of U.S. dollars, except for per share data)

Net sales                                                       $    33,325   $    25,864   $         -   $         -   $         -
Royalty income from NFT                                                   -             -           148           245           210
Loss (income) from equity interest in joint venture                       -             -           853           128          (273)
Selling, general and administrative and other costs
  and expenses                                                        9,691         8,927         2,064         2,216         3,661
Net income (loss)                                                     3,008           539        (2,571)       (1,845)       (2,857)
                                                                -----------   -----------   -----------   -----------   -----------

Basic income (loss) per common share                            $      0.17   $      0.03   $     (0.21)  $     (0.15)  $     (0.23)
Diluted income (loss) per common share                          $      0.16   $      0.03   $     (0.21)  $     (0.15)  $     (0.23)
Weighted-average basic shares outstanding                        17,752,000    15,680,000    12,387,000    12,380,000    12,350,000
Weighted-average diluted shares outstanding                      19,335,000    17,437,000    12,387,000    12,380,000    12,350,000

                                                                                            December 31
                                                                -------------------------------------------------------------------
BALANCE SHEET DATA                                                  1999          1998          1997          1996          1995
                                                                -----------   -----------   -----------   -----------   -----------
(in thousands of U.S. dollars, except for per share data)

Working capital                                                 $    12,126   $     9,047   $     1,766   $     3,951   $     4,842
Total assets                                                         24,464        19,153         5,947         8,472        10,294
Total liabilities                                                    10,773         8,837           701           481           400
Shareholders' equity (2)                                             13,691        10,316         5,246         7,991         9,894
Net tangible book value per share (3)                           $      0.52   $      0.45   $      0.37   $      0.56   $      0.70

-------------------

(1) Effective April 30, 1998, Fuel Tech, Inc., a wholly owned subsidiary of Fuel-Tech N.V. (the "Company"), purchased Nalco Chemical Company's 50% interest in the Nalco Fuel Tech (NFT) joint venture. As a result of this transaction, the Company now owns 100% of the assets and liabilities of NFT. The 1998 operations of NFT have been consolidated with those of the Company for the entire year. The Company's operating results for 1995-1997 reflect the Company's 50% share of operating results on the equity basis of accounting. Refer to Note 2 to the consolidated financial statements.

(2) Shareholders' equity includes outstanding nominal nil coupon non-redeemable perpetual loan notes. See Note 5 to the consolidated financial statements.

(3) Assumes full conversion of the Company's nil coupon non-redeemable perpetual loan notes into shares of the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Effective April 30, 1998, Fuel Tech, Inc. (FTI), a wholly owned subsidiary of Fuel-Tech N.V. (the "Company"), purchased Nalco Chemical Company's 50% interest in the Nalco Fuel Tech (NFT) joint venture. As a result of this transaction, the Company now owns 100% of the assets and liabilities of NFT. The 1998 operations of NFT have been consolidated with those of the Company for the entire year with Nalco's 50% share of NFT's operating results prior to April 30, 1998, included in minority interest. The Company's operating results for 1997 reflect the Company's 50% share of NFT's operating results on the equity basis of accounting.

     The purchase price for Nalco's 50% interest in NFT was $1.1 million cash, the issuance of a $3.0 million note and up to $5.5 million in contingent payments based upon the achievement of gross margin targets for 1998 through 2001. Simultaneously with this transaction, principals of American Bailey Corporation, an investment and management company, invested $3.35 million in the Company in exchange for 4.75 million shares of the Company's common stock, and warrants to purchase an additional 3.0 million common shares at an exercise price of $1.75 per share. The Company recorded approximately $1.03 million in goodwill from this transaction, including the contingent payment obligation for 1998 of $113,000.

     On September 1, 1999, the Company satisfied its remaining obligations to Nalco by paying Nalco approximately $4.5 million, representing the $2.5 million remaining balance on the note plus accrued interest, and a buyout of the balance of the contingent payment obligation for approximately $2.0 million. At the time of the transaction, a maximum of approximately $5.4 million remained outstanding under the contingent payment obligation. This transaction was financed by a $4.5 million term loan from the Company's existing bank (see Note 8 to the consolidated financial statements). As a result of this transaction, the Company recorded approximately $2.0 million of additional goodwill.

     The following table includes proforma information for the Company for 1997, assuming NFT's operating results for that year had been consolidated with those of the Company rather than being reflected on the equity basis. The Company believes this presentation allows for a more meaningful discussion of its operating results.


                                                                                 Proforma
                                                            1999       1998        1997
For the years ended December 31                           --------   --------    --------
(amounts in thousands of U.S. dollars)
Net revenues                                              $ 33,325   $ 25,864    $ 20,066

Costs and expenses:
         Cost of sales                                      18,805      14,334     11,266
         Selling, general and administrative                 8,887       7,897     10,344
         Research and development                              804       1,030      1,046
                                                          --------   ---------   --------
                                                            28,496      23,261     22,656
                                                          --------   ---------   --------
Operating income (loss)                                      4,829       2,603     (2,590)
Loss from equity interest in affiliate                           -        (500)      (495)
Interest expense                                              (309)       (206)       (44)
Other (expense) income, net                                   (213)        117        200
                                                          --------   ---------   --------
Income (loss) before minority interest and taxes             4,307       2,014     (2,929)
Less: Minority interest in NFT                                   -        (112)       358
                                                          --------   ---------   --------
Income (loss) before income taxes                            4,307       1,902     (2,571)
Income tax expense                                          (1,299)     (1,363)         -
                                                          --------   ---------   --------
Net income (loss)                                         $  3,008   $     539   $ (2,571)
                                                          ========   =========   ========

1999 versus 1998

     The Company operates primarily in the air pollution control business. It distributes its products through its direct sales force, licensees and agents. Principal markets for its products are stationary combustion sources that produce nitrogen oxide (NOx) and other emissions. The Company sells its fuel treatment chemicals through its direct sales force and agents to industrial and utility power-generation facilities.

     Net sales in 1999 totaled $33,325,000 versus net sales of $25,864,000 in 1998, an increase of 29%. The increase primarily represents a $4,872,000 increase in domestic NOx project revenue and a $2,746,000 increase in Asian pollution control revenue. The gains were marginally offset by a decline in the domestic fuel treatment chemical business.

     The domestic NOx increase is due to the substantial increase in utility industry air pollution control project revenue caused, in part, by Phase II of Title I of the Clean Air Act Amendments of 1990 (CAAA). The federal mandate to further reduce NOx in 22 states by May 2003, the "SIP Call," also contributed to record revenues even though the decision on implementation was not yet clear. However, on March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states, which is expected to significantly increase NOx control project revenues during the next several years, once the partial stay of the SIP Call is lifted.

     The increase in Asian revenue is the direct result of one large contract at a Korean utility. Asian revenues in 2000 are expected to decrease from the 1999 level. However, excluding the one-time utility contract in Korea, Asian revenues are expected to increase from historical levels from both NOx project and fuel treatment chemical sales.

     The decline in domestic fuel treatment chemical sales is tied directly to the increased market price for fuel oil. As the price of fuel oil has increased, customers have switched fuels to natural gas. Revenues in this market in the year 2000 will be dependent upon this market driver, as well as the Company's ability to obtain non-fuel-oil-dependent business. In the year 2000, the Company is directing its sales and marketing efforts toward the proliferation of its patented Targeted In-Furnace Injection technology for the segments of the market that are not dependent on commodity pricing. Examples of these market segments are the pulp and paper industry, municipal solid waste facilities and other solid-fuel-fired units.

     Gross margin percentages were 43.6% in 1999 compared with 44.6% in 1998. The slight decline in margin percentage was due primarily to the impact of low-margin air pollution control projects in Europe in 1999, which were driven by a heavily competitive marketplace. When excluding this factor, the gross margin on air pollution control revenues as a whole remained relatively flat year on year.

     Selling, general and administrative costs increased $990,000 from 1998 due predominantly to selling expenses from accelerated business activity.

     The Company has a 21.8% common stock ownership interest in Clean Diesel Technologies, Inc. (CDT), as of December 31, 1999. In 1995, the Company loaned CDT $745,000; the outstanding balance of this note as of December 31, 1997, was $495,000. In February 1998, the Company made an additional $500,000 loan to CDT. The Company converted both of these loans and interest thereon of $20,000 into 2,029 shares of Series A Convertible preferred stock in CDT in November 1998. The Company has accounted for its investment in CDT using the equity method and recorded a loss of $500,000 in 1998 and $495,000 in 1997 related to its share of CDT's operating results in those years. The CDT common and preferred stock have no carrying value in the Company's balance sheets as of December 31, 1999 and 1998.

     Interest expense increased by $103,000 from 1998. The increase was due to the financing required to satisfy the contingent obligation due to Nalco as part of the Company's purchase of Nalco's 50% share of NFT. The $4.5 million term loan financing was received on September 1, 1999, and was used to retire a note held by Nalco with a remaining principal balance of $2.5 million, and to pay off the aforementioned contingent payment obligation.

     The Company recorded $1.3 million of income tax expense in 1999 versus $1.4 million in 1998. The Company has $47.4 million in U.S. federal income tax loss carryforwards (the deferred tax benefit of which has been offset by a valuation allowance in the Company's balance sheet). Because the Company effected a quasi-reorganization on March 31, 1985, and reduced the value of certain assets, tax benefits resulting from the utilization of tax loss carryforwards existing as of the date of the quasi-reorganization are required to be excluded from the Company's results of operations and recorded as an increase to additional paid-in capital when realized. Consequently, additional paid-in capital was increased by $.7 million and $1.4 million in 1999 and 1998, respectively. At December 31, 1999, all tax loss carryforwards existing at the time of the quasi-reorganization have been fully utilized.

     In the opinion of management, the Company's revenue growth in the short term is directly related to the implementation of the requirements of the CAAA. Each state has responsibility for implementing the requirements of this Act under its own program. There will, therefore, be wide variations in the level of control and the timing of regulations by states. The Company's implementor strategy will enable the Company to provide the NOxOUT Process to an increasing number of customers without significantly adding technical and support staff. Customers purchase the NOxOUT Process and related technologies from either the Company or its implementors. If customers purchase the NOxOUT Process from implementors, the per contract revenues to the Company may be lower, but more installations may be handled.


 1998 versus 1997

     Net sales in 1998 totaled $25,864,000 versus proforma net sales of $20,066,000 in 1997, an increase of 29%. The increase primarily represents an $8,237,000 increase in domestic NOx project revenue, partially offset by a $1,677,000 decrease in Asian air pollution control project revenue and a $722,000 decline in international fuel treatment chemical sales. The domestic increase is primarily the result of increased utility industry revenue caused, in part, by Phase II of Title I of the CAAA.

     The decline in revenue in Asia is the result of fewer bookings in 1998 than 1997. The decline in international fuel treatment chemical sales is the result of a significant customer ceasing treatment of its fuel oil; whether it will use Fuel Tech products in the future is uncertain.

     Gross margin percentages were 44.6% in 1998 compared with 43.9% (proforma) in 1997. Gross margin percentage improved because most of the losses recorded on NFT's SOxOUT CASCADE Project in Poland occurred in 1997. Gross margins on air pollution control projects increased 4.2 percentage points, largely the result of favorable changes in customer mix in 1998.

     Selling, general and administrative costs decreased $2,447,000 from proforma 1997. The decrease was primarily due to a substantial reduction in Polish administrative costs between 1997 and 1998, costs incurred in 1997 related to the closing of the Company's offices in the United Kingdom and Taiwan and reduced commissions on international fuel treatment chemical sales. The Company's research and development expenses were $1,030,000 and $1,046,000 (proforma) in 1998 and 1997, respectively.

     The Company had a 27.6% common stock ownership interest in CDT as of December 31, 1998. In 1995, the Company loaned CDT $745,000; the outstanding balance of this note as of December 31, 1997, was $495,000. In February 1998, the Company made an additional $500,000 loan to CDT. The Company converted both of these loans and interest thereon of $20,000 into 2,029 shares of Series A Convertible preferred stock in CDT in November 1998. The Company accounted for its investment in CDT using the equity method and recorded a loss of $500,000 in 1998 and $495,000 in 1997 related to its share of CDT's operating results in those years. The CDT common and preferred stock had no carrying value in the Company's balance sheets as of December 31, 1998 and 1997.

     Interest expense increased by $162,000 from proforma 1997. The increase was largely the result of interest accrued on the $3.0 million note payable to Nalco resulting from the purchase of its 50% interest in NFT. Minority interest includes half of the net income of NFT prior to April 30, 1998. For 1998, this was $112,000. For 1997, half of NFT's loss was $358,000.

     The Company recorded $1.4 million of income tax expense in 1998; no income tax expense was recorded in 1997. The income tax expense is largely a non-cash charge given that the Company had $53.0 million in U.S. federal income tax loss carryforwards (the deferred tax benefit of which has been offset by a valuation allowance in the Company's balance sheet). Because the Company effected a quasi-reorganization on March 31, 1985, and reduced the value of certain assets, tax benefits resulting from the utilization of tax loss carryforwards existing as of the date of the quasi-reorganization are required to be excluded from the Company's results of operations and recorded as an increase to additional paid-in capital when realized. Consequently, additional paid-in capital was increased by $1.4 million and the total equity position of the Company was unaffected by the income tax charge in the statement of operations for the period ended December 31, 1998. The Company utilized approximately $4.0 million of the $6.0 million of tax loss carryforwards that existed at the date of the quasi-reorganization.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents increased by $3.2 million in 1999. Operating activities provided $5.0 million of cash in 1999, primarily due to the Company's operating profits coupled with improved working capital management. Investing activities used cash of ($2,753,000) during the year, comprising the contingent payment obligation to Nalco ($1,958,000) and the continued investment in equipment and intellectual property ($795,000). Financing activities provided $997,000 of cash flow during the year, primarily driven by the proceeds from borrowings during the year net of debt repayments of $1,275,000, and the purchase and retirement of nil coupon loan notes ($444,000), which are discussed further below.

      Historically, the Company has financed its operations principally through the private placement of its common shares and the private placement of nil coupon non-redeemable convertible unsecured loan notes (the "Loan Notes"). The Loan Notes are convertible at any time into the Company's common stock. They bear no interest, have no maturity date and are repayable generally only in the event of the winding up of the Company. The Company has therefore classified the Loan Notes within shareholders' equity in its balance sheet.

      At December 31, 1999, the Company had $8,959,000 in cash and cash equivalents. Working capital at December 31, 1999, was $12,126,000.

      Effective April 30, 1998, FTI purchased Nalco's 50% interest in NFT for $1.1 million cash, the issuance of a $3.0 million note and up to $5.5 million in contingent payments based upon FTI's future performance. The acquisition of the aforementioned 50% interest in NFT was accounted for as a purchase. The notes bore interest at 10% per annum, payable quarterly, with principal payments of $250,000, payable quarterly, beginning on March 31, 1999. One-half of the contingent payments ($2.75 million) were based on the achievement of annual gross margin targets for the years 1998-2001, with the other half payable upon the achievement of a cumulative gross margin target for the years 1998-2001. The notes and contingent payment obligation were secured by materially all of the Company's assets. At December 31, 1998, the financial statements include an accrual of $113,000 for the contingent payment earned by Nalco in 1998. Such amount is included in goodwill in the Company's balance sheet.

      Simultaneously with this transaction, principals of American Bailey Corporation (ABC) invested $3.35 million in the Company in exchange for 4.75 million shares of the Company's common stock, and warrants to purchase an additional 3.0 million shares of the Company's common stock at an exercise price of $1.75 (a 12% premium over Fuel Tech's share price at the time the transaction was negotiated with ABC). Such shares (and shares underlying the warrants) are restricted from sale for a period of three years from the date of the transaction, and give the holder certain registration rights.

      On September 1, 1999, the Company satisfied its remaining obligations to Nalco by paying Nalco approximately $4.5 million, representing the $2.5 million remaining balance on the note, plus accrued interest, and a buyout of the balance of the contingent payment obligation for approximately $2.0 million. At the time of the transaction, a maximum of approximately $5.4 million remained outstanding under the contingent payment obligation. This transaction was financed by a $4.5 million term loan from the Company's existing bank (see Note 8 to the consolidated financial statements). As a result of this transaction, the Company recorded approximately $2.0 million of additional goodwill.

      In 1999, the Company established with a bank a $3.0 million revolving credit facility that expires August 31, 2002. The facility can be used for both cash advances and letters of credit. At December 31, 1999, there were no borrowings under the facility, however, approximately $489,000 in standby letters of credit were outstanding.

      As a result of the aforementioned transactions, the pending regulatory deadlines in the U.S. and the current cash and working capital positions, the Company believes that it will have sufficient resources to fund its growth and operations going forward.

      The Company's NOxOUT Process is based on the Electric Power Research Institute (EPRI) urea technology embodied in two patents licensed to the Company ("EPRI patents"). One of these patents expired in 1997 and the other expired in 1999. In addition to these, the Company owns 160 patents worldwide, with 5 patent applications pending in the U.S., covering some 50 inventions, 39 related to the NOxOUT Process. These inventions represent significant enhancements of the application and performance of the technologies. The Company does not believe that the expiration of the EPRI patents will have a material adverse impact on the Company's business, results of operations, liquidity or financial condition. The Company also offers other NOx reduction technologies that provide its customers with a wide range of NOx reduction opportunities. The Company's most recent NOx reduction technologies are Fuel Lean Gas Reburn (FLGR) and Amine Enhanced Fuel Lean Gas Reburn (AEFLGR), both of which are licensed from the Gas Research Institute in Chicago, Illinois.

MARKET RISK

      Refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

IMPACT OF YEAR 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company spent approximately $400,000 in total during 1999 and 1998 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD-LOOKING INFORMATION

      From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Annual Report) may contain statements that are not historical facts, so-called "forward-looking statements." These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third-party suppliers and intellectual property rights, risks in product and technology development and other risk factors detailed in this Annual Report and in the Company's Securities and Exchange Commission filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

      The Company is also exposed to changes in interest rates primarily due to its long-term debt arrangement (refer to Note 8 to the consolidated financial statements). The Company uses interest rate derivative instruments (an interest rate swap) to manage exposure to interest rate changes. The Company has entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS OF FUEL-TECH N.V.

We have audited the accompanying consolidated balance sheets of Fuel-Tech N.V. as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuel-Tech N.V. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended Decemeber 31, 1999, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Chicago, Illinois
March 1, 2000

Consolidated Balance Sheets
(in thousands of U.S. dollars, except per share data)

                                                                      1999              1998
                                                               -----------------------------------
December 31

ASSETS
Current Assets:
   Cash and cash equivalents                                           $8,959            $5,792
   Accounts receivable, net of allowances for doubtful
    accounts of $114 and $42, respectively                              9,636             9,011
   Inventories                                                            227               123
   Prepaid expenses and other current assets                              471               717
                                                                     --------          --------
Total current assets                                                   19,293            15,643

Equipment, net of accumulated depreciation of $3,948 and
    $3,637, respectively                                                1,428             1,406
Goodwill, net of accumulated amortization of $256 and $57,
    respectively                                                        2,784             1,025
Other intangibles, net of accumulated amortization of $826
    and $865, respectively                                                579               702
Other                                                                     380               377
                                                                     --------          --------
Total Assets                                                          $24,464           $19,153
                                                                     ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of note payable                                      $ 900            $1,000
   Accounts payable                                                     4,077             3,094
   Accrued liabilities:
     Employee compensation                                                922               755
     Other accrued liabilities                                          1,268             1,747
                                                                     --------          --------
Total current liabilities                                               7,167             6,596

Note payable                                                            3,375             2,000
Other liabilities                                                         231               241
                                                                     --------          --------
Total liabilities                                                      10,773             8,837

Shareholders' equity:
Common stock, $.01 par value, 20,000,000 shares authorized,
   18,328,673 and 17,235,996 shares issued, respectively                  182               172
Additional paid-in capital                                             85,693            71,898
Accumulated deficit                                                   (74,989)          (77,997)
Accumulated other comprehensive (loss) income                             (25)               52
Treasury stock                                                         (1,058)           (1,058)
Nil coupon perpetual loan notes                                         3,888            17,249
                                                                     --------          --------
Total shareholders' equity                                             13,691            10,316
                                                                     --------          --------
Total liabilities and shareholders' equity                            $24,464           $19,153
                                                                     ========          ========

See notes to consolidated financial statements.

Consolidated Statements of Operations
(in thousands of U.S. dollars, except per share data)

                                                       1999            1998             1997
                                                   ------------    ------------    ------------
For the years ended December 31

Net revenues
   Net sales                                       $     33,325    $     25,864    $        -
   Royalty income from NFT                                  -               -               148
                                                   ------------    ------------    ------------
                                                   $     33,325    $     25,864    $        148
                                                   ------------    ------------    ------------
Cost and expenses:
    Cost of sales                                        18,805          14,334             -
    Selling, general and administrative                   8,887           7,897           2,064
    Research and development                                804           1,030             -
                                                   ------------    ------------    ------------
                                                         28,496          23,261           2,064
                                                   ------------    ------------    ------------
Operating income (loss)                                   4,829           2,603          (1,916)
Loss from equity interest in affiliates                     -              (500)           (853)
Interest expense                                           (309)           (206)            -
Other (expense) income, net                                (213)            117             198
                                                   ------------    ------------    ------------
Income (loss) before minority interest and taxes          4,307           2,014          (2,571)
Less:  Minority interest in NFT                             -              (112)            -
                                                   ------------    ------------    ------------
Income (loss) before taxes                                4,307           1,902          (2,571)
Income tax expense                                       (1,299)         (1,363)            -
                                                   ------------    ------------    ------------
Net income (loss)                                  $      3,008    $        539    $     (2,571)
                                                   ============    ============    ============

Net income (loss) per common share:
     Basic                                         $       0.17    $       0.03    $      (0.21)
     Diluted                                               0.16            0.03           (0.21)

Average number of common shares outstanding:
     Basic                                           17,752,000      15,680,000      12,387,000
     Diluted                                         19,335,000      17,437,000      12,387,000

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(in thousands of U.S. dollars, except share data in thousands)

                                                                              Accumulated
                                  Common Stock       Additional                  Other       Treasury Stock    Nil Coupon
                                -----------------     Paid-in   Accumulated   Comprehensive  --------------     Perpetual
                                Shares     Amount     Capital    Deficit      Income (Loss)  Shares  Amount    Loan Notes   Total
                                ------     ------    ---------- -----------   -------------  ------  ------    -----------  -----
Balance January 1, 1997         12,478     $ 125    $ 67,415   $ (75,965)       $  140         94 $ (1,058)      $17,334    $ 7,991
Comprehensive loss:
   Net loss                                                       (2,571)                                                    (2,571)
   Foreign currency
      translation
      adjustment                                                                  (174)                                        (174)
                                                                                                                            -------
Comprehensive loss                                                                                                           (2,745)
                                                                                                                            -------
Conversion of nil coupon
   perpetual loan notes
   into common stock                 6         -          72                                                         (72)         -
                               ----------------------------------------------------------------------------------------------------
Balance at December 31, 1997    12,484     $ 125    $ 67,487   $ (78,536)        $ (34)        94 $ (1,058)     $ 17,262    $ 5,246
Comprehensive income:
   Net income                                                        539                                                        539
   Foreign currency
      translation
      adjustment                                                                    86                                           86
                                                                                                                            -------
Comprehensive income                                                                                                            625
                                                                                                                            -------
Conversion of nil coupon
   perpetual loan notes
   into common stock                 2         -          13                                                         (13)         -
Tax benefit from years prior
   to quasi-reorganization                             1,363                                                                  1,363
Issuance of new shares           4,750        47       3,035                                                                  3,082
                               ----------------------------------------------------------------------------------------------------
Balance at December 31, 1998    17,236      $172    $ 71,898   $ (77,997)         $ 52         94 $ (1,058)     $ 17,249   $ 10,316
Comprehensive income:
   Net income                                                      3,008                                                      3,008
   Foreign currency
     translation
     adjustment                                                                    (77)                                         (77)
                                                                                                                            -------
Comprehensive income                                                                                                          2,931
                                                                                                                            -------
Conversion of nil coupon
   perpetual loan notes
   into common stock               963        10      10,372                                                     (10,382)         -
Purchase of nil coupon
   perpetual loan notes                                2,535                                                      (2,979)      (444)
Tax benefit from years prior
   to quasi-reorganization                               722                                                                    722
Exercise of stock options          129         -         211                                                                    211
Other                                                    (45)                                                                   (45)
                               ----------------------------------------------------------------------------------------------------
Balance at December 31, 1999    18,328      $182     $85,693   $ (74,989)        $ (25)        94 $ (1,058)       $3,888   $ 13,691
                               ====================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

                                                                     1999         1998          1997
                                                                   -------       -------       -------
For the years ended December 31

OPERATING ACTIVITIES
Net income (loss)                                                  $ 3,008       $   539       $(2,571)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation                                                       519           317            25
    Amortization                                                       261            57           -
    Loss on equipment disposals                                        246            52            13
    Loss from equity interest in affiliates                            -             388           853
    Income taxes                                                       722         1,363           -
    Changes in operating assets and liabilities:
       Accounts receivable                                            (625)       (4,156)          -
       Receivable from NFT                                             -             -             273
       Inventories, prepaid expenses, other current assets
         and other noncurrent assets                                   139           403           -
      Accounts payable, accrued liabilities and other
         noncurrent liabilities                                        661           411           220
      Other                                                             69            90           -
                                                                   -------       -------       -------
Net cash provided by (used in) operating activities                  5,000          (536)       (1,187)

INVESTING ACTIVITIES
     Sale of short-term securities                                     -             -           1,563
     Repayments by (advances to) CDT                                   -            (500)          250
     Purchase of 50% in NFT, net of cash acquired                   (1,958)          514           -
     Consolidation of opening NFT cash balance                         -           1,595           -
     Purchases of equipment and patents                               (795)         (396)          -
                                                                   -------       -------       -------
Net cash (used in) provided by investing activities                 (2,753)        1,213         1,813

FINANCING ACTIVITIES
     Issuance of common shares                                         (45)        3,082           -
     Exercise of stock options                                         211           -             -
     Purchase and retirement of nil coupon loan notes                 (444)          -             -
     Repayment of borrowings                                        (3,225)          -             -
     Proceeds from borrowings                                        4,500           -             -
                                                                   -------       -------       -------
Net cash provided by financing activities                              997         3,082           -

Effect of exchange rate fluctuations on cash                           (77)           86            16
                                                                   -------       -------       -------
Net increase in cash and cash equivalents                            3,167         3,845           642
Cash and cash equivalents at beginning of year                       5,792         1,947         1,305
                                                                   -------       -------       -------
Cash and cash equivalents at end of year                           $ 8,959       $ 5,792       $ 1,947
                                                                   =======       =======       =======

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     Fuel-Tech N.V. (the "Company") is a holding company active in the business of air pollution control. The Company's primary focus, through its wholly owned subsidiary, Fuel Tech, Inc. (FTI), is on selling, worldwide, its NOxOUT(R) Process and related technologies for the reduction of oxides of nitrogen (NOx) and other emissions from boilers, furnaces and other stationary combustion sources. The Company's business is materially dependent on the continued existence and enforcement of air quality regulations, particularly in the United States. The Company has expended significant resources in the research and development of new technologies in building its proprietary portfolio of air pollution control, fuel treatment chemicals, computer modeling and advanced visualization technologies.

     For the years ended December 31, 1999, 1998 and 1997, 25%, 20% and 38% of the Company's revenues, respectively, were derived from international markets, principally in Europe and Asia.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. As more fully discussed in Note 2, on April 30, 1998, FTI purchased Nalco Chemical Company's (Nalco's) 50% share in the Nalco Fuel Tech (NFT) joint venture, increasing FTI's ownership of the joint venture's assets and liabilities to 100%. The accompanying financial statements consolidate the results of NFT from January 1, 1998, and reflect Nalco's 50% interest in the joint venture for the period from January 1, 1998, through April 30, 1998, as a minority interest. Prior to 1998, the Company accounted for its 50% interest in NFT using the equity method of accounting.

Reclassifications

     Certain amounts included in prior year financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

     The functional currency for the Company and its subsidiaries is the currency of the country in which each entity transacts its business. In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated using average rates of exchange prevailing during the year. Adjustments resulting from translation of financial statements denominated in currencies other than the U.S. dollar are included in accumulated other comprehensive income or loss. Foreign currency transaction gains and losses are included in the determination of net income.

Cash Equivalents and Financial Instruments

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1999, substantially all of the Company's cash and cash equivalents are on deposit with three financial institutions. All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

Derivative Financial Instruments

     The Company uses derivative financial instruments to manage the economic impact of fluctuations in interest rates. To achieve this the Company enters into interest rate swaps. The Company uses an interest rate swap to manage the duration and interest rate characteristics of its outstanding debt. The interest differential paid or received is recognized as an adjustment to interest expense on an ongoing basis.

Accounts Receivable

     Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on contracts under the percentage of completion method. At December 31, 1999 and 1998, unbilled receivables were approximately $4,413,000 and $4,305,000, respectively.

Goodwill and Other Intangibles

     Goodwill recognized as a result of the transactions described in Note 2 is being amortized by the straight-line method over periods of nine and ten years, which represent the estimated remaining useful life of the Company's intellectual property. Other intangibles consist principally of third-party costs related to the development of patent rights. These costs are being amortized by the straight-line method over a period of 10 years from the date of patent issuance. Patent maintenance fees are charged to operations as incurred.

Equipment

     Equipment is stated on the basis of cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives as follows:

     Laboratory equipment....................................  5-10 years
     Furniture and fixtures..................................  3-10 years
     Computer equipment and software.........................   3-5 years
     Field equipment.........................................   3-4 years
     Vehicles................................................     3 years

Accounting for the Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The impact of such losses was immaterial to the financial results of the Company for the year ended December 31, 1999.

Revenue Recognition

     The Company uses the percentage of completion method of accounting for certain long-term equipment construction and license contracts. Under the percentage of completion method, sales and gross profit are recognized as work is performed based on the relationship between actual engineering hours and equipment construction costs incurred and total estimated hours and costs at completion. Sales and gross profit are adjusted prospectively for revisions in completion estimates and contract values.

     Royalty income represents royalties from NFT for sales of the NOxOUT Process, and is recognized in the period of the underlying sale.

Stock-Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under the Company's current plans, options may be granted at not less than the fair market value on the date of grant, and therefore, no compensation expense is recognized for the stock options granted.

Basic and Diluted Earnings (Loss) Per Common Share

     Basic earnings (loss) per share excludes the dilutive effects of stock options and of the nil coupon non-redeemable convertible unsecured loan notes (see Note 5). Diluted earnings (loss) per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes and of stock options and warrants. The following table sets forth the weighted-average shares used in calculating earnings (loss) per share (in thousands):

                                                1999          1998
                                               ------        ------
 Basic weighted-average shares                 17,752        15,680
 Conversion of unsecured loan notes               591         1,715
 Unexercised options and warrants                 992            42
                                               ------        ------
 Diluted weighted-average shares               19,335        17,437
                                               ======        ======

     Diluted weighted-average shares were the same as basic weighted-average shares in 1997 because the conversion of the loan notes and exercise of the options and warrants would be antidilutive.

2. The Nalco and American Bailey Corporation Transactions

     Effective April 30, 1998, FTI purchased Nalco's 50% interest in NFT for $1.1 million cash, the issuance of a $3.0 million note, and up to $5.5 million in contingent payments based upon FTI's future earnings. The acquisition was accounted for as a purchase. The notes bear interest at 10% per annum, payable quarterly, with principal payments of $250,000, payable quarterly, beginning on March 31, 1999. One-half of the contingent payments ($2.75 million) was based on the achievement of annual gross margin targets for the years 1998-2001, with the other half payable upon the achievement of a cumulative gross margin target for the years 1998-2001. The note and contingent payment obligations were secured by substantially all of the Company's assets. The 1998 financial statements include an accrual of $113,000 for the contingent payment earned by Nalco based on 1998 gross margins. Goodwill, net of amortization, resulting from this acquisition totaled $1,025,000, including the contingent payment obligation, at December 31, 1998.

     Simultaneously with this transaction, principals of American Bailey Corporation (ABC) invested $3.35 million in the Company in exchange for 4.75 million shares of the Company's common stock, and warrants to purchase an additional 3.0 million shares of the Company's common stock at an exercise price of $1.75 (a 12% premium over the Company's share price at the time the transaction was negotiated with ABC). The warrants expire on April 30, 2008. Such shares (and shares underlying the warrants) are restricted from sale by the holders for a period of three years from the date of transaction, and give the holders certain registration rights.

     On September 1, 1999, the Company satisfied its remaining obligations to Nalco by paying Nalco approximately $4.5 million, representing the $2.5 million remaining balance on the note, plus accrued interest, and a buyout of the balance of the contingent payment obligation for approximately $2.0 million. At the time of the transaction, a maximum of approximately $5.4 million remained outstanding under the contingent payment obligation. This transaction was financed by a $4.5 million term loan from the Company's existing bank (see Note 8 to the consolidated financial statements). As a result of this transaction, the Company recorded approximately $2.0 million of additional goodwill.

     The following unaudited proforma financial information gives effect to the NFT acquisition as if it had occurred as of January 1, 1997. The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that date.


                                                     1998               1997
                                                 -----------        -----------
     Net revenues                                $25,864,000        $20,066,000
     Net income (loss)                               515,000         (3,337,000)
     Basic earnings (loss) per common share             $.03             $ (.27)
     Diluted earnings (loss) per common share           $.03             $ (.27)

     Proforma income includes interest expense on the $3.0 million Nalco note beginning January 1, 1997, but does not include certain operating benefits resulting from the Nalco transaction.

3. TAXATION

     At December 31, 1999, FTI had tax losses available for offset against future years' earnings of approximately $47.4 million in the United States. For financial statement purposes, a valuation allowance has been recorded to offset the tax benefit of these carryforwards. Under the provisions of the U.S. Tax Reform Act of 1986, utilization of the Company's U.S. federal income tax loss carryforwards may be limited should ownership changes exceed 50% within a three-year period. The U.S. federal tax loss carryforwards expire as follows (in thousands):


                           2000                   $ 1,387
                           2001                     6,231
                           2002                     7,520
                           2003                    14,925
                           2004                     4,639
                           2005                     5,467
                           2006                     1,987
                           2007                     2,325
                           2008                     1,480
                           2009                       220
                           2010                       309
                           2011                       884
                           2012                        40
                                                  -------
                                                  $47,414
                                                  =======

     The components of income (loss) before taxes for the years ended December 31 are as follows (in thousands):

                                           1999           1998           1997
                                           ----           ----           ----
     Domestic                             $5,167         $3,190        $  (418)
     Foreign                                (860)        (1,288)        (2,153)
                                          ------         ------        -------
     Income (loss) before taxes           $4,307         $1,902        $(2,571)
                                          ======         ======        =======
     A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated provision in the consolidated statements of operations for the years ended December 31 is as follows (in thousands):

                                           1999       1998       1997
                                          -------    -------   -------
Provision (benefit) at the U.S. federal
 statutory rate                           $ 1,507    $   666   $  (900)
Foreign losses without tax benefit            301        446       640
Valuation allowance adjustment             (1,052)       220       198
State income taxes                            576       --        --
Other                                         (33)        31        62
                                          -------    -------   -------
Provision for income taxes                $ 1,299    $ 1,363   $  --
                                          =======    =======   =======

     The reduction in the valuation allowance in 1999 results primarily from the utilization of tax loss carryforwards from where a valuation allowance had previously been provided.

     Temporary differences arising from treating income and expense items for financial reporting purposes differently than for tax return purposes are not material.

     Effective March 31, 1985, FTI effected a quasi-reorganization and reduced the value of certain of its assets. Tax benefits resulting from the utilization of the U.S. federal tax loss carryforwards existing as of the date of the quasi-reorganization have been excluded from the results of operations and credited to additional paid-in capital when realized. Tax benefits of $722,000 and $1,363,000 were realized in 1999 and 1998, respectively. As such, a non-cash charge was recorded as deferred income tax expense, and additional paid-in capital was increased accordingly for the amounts noted above in both years. There are no remaining tax loss carryforwards from years prior to the date of the quasi-reorganization.

     At December 31, 1999, the Company's international subsidiaries have tax loss carryforwards of approximately $5,050,000 (primarily in Germany), which can be carried forward indefinitely. A valuation allowance has been recorded to offset the tax benefit of these loss carryforwards.

4. COMMON STOCK

     At December 31, 1999, the Company had 18,328,673 common shares outstanding, with an additional 477,023 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 5) and 1,874,500 shares reserved for issuance upon the exercise of stock options, 802,000 of which are currently exercisable (see Note 6).

5. NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

     At December 31, 1999 and 1998, the Company had $4,030,500 and $18,180,000
principal amount of nil coupon non-redeemable convertible unsecured perpetual loan notes (the "Loan Notes") outstanding, respectively. The Loan Notes are convertible at any time into shares of the Company's common stock generally at rates that vary from $6.50 to $11.43 per share. The Loan Notes bear no interest and have no maturity date. They are generally repayable only in the event of the Company's dissolution and, accordingly, have been classified within shareholders' equity in the accompanying balance sheet. In 1989 and 1993, the Company incurred approximately $1.1 million and $100,000, respectively, in expenses related to Loan Note issuances. The Loan Notes are shown net of the residual portion of these expenses, which approximates $141,000 and $931,000 at December 31, 1999 and 1998, respectively.

     During 1999 and 1998, approximately $11,012,500 and $12,500 principal amount of Loan Notes were converted into 963,600 and 1,922 shares of the Company's common stock, respectively. Also, during 1999, the Company purchased and retired approximately $3,137,000 principal amount of Loan Notes.

6. STOCK OPTIONS AND WARRANTS

     The Company has granted stock options under the 1993 Incentive Plan ("1993 Plan"). Under the 1993 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be such of the Company's directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of the Company's business. The amount of shares that may be issued or reserved for awards to participants under a 1998 amendment to the 1993 Plan is 12.5% of outstanding shares. In 1999 and 1998, 513,500 and 767,500 options were granted, respectively. In 1997, no options were granted.

     If compensation expense for the Company's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, the Company's net income (loss) and income
(loss) per share would have been adjusted as follows for the years ended December 31:

                                                  1999        1998         1997
                                                 ------------------------------
     Net income (loss) (in thousands):
                  As reported                    $3,008       $539      $(2,571)
                  As adjusted                     2,714        (39)      (2,733)

     Basic and diluted income (loss) per share:
                  Basic--
                  As reported                    $  .17       $.03      $  (.21)
                  As adjusted                       .15        .00         (.22)

                  Diluted--
                  As reported                    $  .16       $.03      $  (.21)
                  As adjusted                       .14        .00         (.22)

     In accordance with the provisions of SFAS No. 123, the "As adjusted" disclosures include only the effect of stock options granted after 1994. The application of the "As adjusted" disclosures presented above are not representative of the effects SFAS No. 123 may have on such operating results in future years due to the timing of stock option grants and considering that options vest over a period of immediately to five years.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     The fair value of each option grant, for "As adjusted" disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

                                           1999              1998         1997
                                         -------------------------------------
         Expected dividend yield           0.00%             0.00%         N/A
         Risk-free interest rate           6.68%             5.03%         N/A
         Expected volatility              108.4%             43.7%         N/A
         Expected life of option         4 years           4 years         N/A

     The following table presents a summary of the Company's stock option activity and related information for the years ended December 31:

                                                       1999                        1998                         1997

                                                            Weighted-                     Weighted-                      Weighted-
                                              Number of      Average      Number of        Average       Number of        Average
                                               Options   Exercise Price    Options     Exercise Price     Options     Exercise Price
                                            ----------------------------------------------------------------------------------------
          Outstanding at beginning of year   1,728,493     $   3.18       1,057,728       $  6.81        1,114,228      $   6.77
          Granted                              513,500         2.13         767,500          1.74                -             -
          Exercised                           (129,085)        1.63               -             -                -             -
          Expired or forfeited                (238,408)        7.48         (96,735)         2.31          (56,500)         4.52
                                            ------------------------------------------------------------------------------------
          Outstanding at end of year         1,874,500     $   2.39       1,728,493       $  3.18        1,057,728      $   6.81
                                            ------------------------------------------------------------------------------------

          Exercisable at end of year           802,000     $   3.05         989,160       $  4.27          886,895      $   7.47
          Weighted-average fair value of
            options granted during the year                $   1.59                       $  0.56                       $      -

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                      Options Outstanding                                           Options Exercisable
         --------------------------------------------------------------------------------     ------------------------------
                                                     Weighted-Average        Weighted-                             Weighted-
            Range of             Number of              Remaining             Average          Number of            Average
          Exercise Prices         Options            Contractual Life      Exercise Price       Options         Exercise Price
         -----------------------------------------------------------------------------------------------------------------------
          $1.375 - $3.38           1,712,000           6.61 years             $   1.92           639,500         $   1.97

          $4.75 - $12.06             162,500           2.15 years             $   7.27           162,500         $   7.27
                               -------------                                               -------------
          $1.375 - $12.06          1,874,500           6.22 years             $   2.38           802,000         $   3.05

         -----------------------------------------------------------------------------------------------------------------------

     The Company also has outstanding warrants to purchase 140,000 common shares for $4.00 per share. The warrants are exercisable at any time, at the holder's option, in whole or in part prior to the expiration date of March 1, 2001. Lastly, as mentioned in Note 2, ABC has warrants to purchase an additional 3.0 million shares of the Company's common stock at an exercise price of $1.75 (a 12% premium over the Company's share price at the time the transaction was negotiated with ABC). The warrants expire April 30, 2008. Such shares (and shares underlying the warrants) are restricted from sale by the holders for a period of three years from the date of the transaction and give the holders certain registration rights.

7.   COMMITMENTS

Operating Leases

     The Company leases office space, autos and certain equipment under agreements expiring on various dates through 2009. Future minimum lease payments at December 31, 1999, are as follows (in thousands):

                  2000       $324
                  2001        284
                  2002        284
                  2003        291
                  2004        205
                 Thereafter   676

     For the years ended December 31, 1999, 1998 and 1997, rent expense approximated $493,000, $455,000 and $70,000, respectively.

Performance Guarantees

     The Company's long-term equipment construction and license contracts typically contain performance guarantees. The Company has outstanding performance guarantees of $634,000 for projects that have not completed their final acceptance test or that are still operating under a warranty period. Management of the Company believes that these projects will be successfully completed and that there will not be a materially adverse impact on the Company's operations from these guarantees.

 8.  DEBT FINANCING

     In 1999, the Company entered into a $3.0 million revolving credit facility expiring August 31, 2002, which is collateralized by all personal property owned by the Company. The Company can use this facility for cash advances and standby letters of credit. The interest rate to be borne on cash advances is the bank's reference rate, or an optional rate that can be selected by the Company, and is based on the bank's Interbank Offering Rate plus 2.25%.

     At December 31, 1999, the bank had provided standby letters of credit to customers totaling approximately $489,000. In connection with contracts in process, the Company is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 1999, there were no cash borrowings against this facility and a credit balance of approximately $2.5 million was available.

     On September 1, 1999, the Company entered into a term loan agreement with a bank for a total principal balance of $4.5 million. The principal balance is to be repaid in quarterly installments of $225,000 commencing on December 31, 1999, with a final principal payment of $2,025,000 due on August 31, 2002. The Company has entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. The remaining principal balance bears interest at the prevailing rates available in the marketplace, which is based on the bank's Interbank Offering Rate plus 2.25%. The borrowings under this facility are collateralized by all personal property owned by the Company.

     The fair value of debt is the carrying value at December 31, 1999. The fair value of the interest rate swap, based on quoted market prices, is ($1,000) at December 31, 1999. The notional value of the swap is $2,250,000 at December 31, 1999.

 9.  RELATED PARTY TRANSACTIONS

     The Company has a 21.8% common stock ownership interest in Clean Diesel Technologies, Inc. (CDT), at December 31, 1999. The Company is precluded from selling its interest in CDT except pursuant to a registration statement or within the limitations of Rule 144 of the Securities and Exchange Commission.

     On August 3, 1995, the Company signed a Management and Services Agreement with CDT. According to the agreement, CDT is to reimburse the Company for management, services and administrative expenses incurred by the Company on behalf of CDT. Additionally, the Company charges CDT an additional 3%-10% of such costs annually, depending upon the nature of the cost.

     For the years ended December 31, 1999, 1998 and 1997, $106,000, $168,000 and $403,000, respectively, was charged to CDT as a management fee.

     On July 1, 1995, CDT entered into a $745,000 demand note with the Company, bearing interest at 8% per annum (the "Demand Note"). In 1997, $250,000 of such amount was repaid. During 1997, the Company restructured the unpaid balance of the Demand Note whereby the Demand Note was due in three annual installments of $100,000 each on July 1 of each of the years 1998 through 2000 and a final installment of $195,000 on July 7, 2001. Interest of 8% per annum was due on the unpaid balance on each principal payment date.

     In February 1998, the Company provided CDT a $500,000 bridge loan. On November 11, 1998, the $495,000 demand note, the $500,000 bridge loan and interest thereon of $20,000 was converted into 2,029 shares of Series A Convertible preferred stock in CDT. Each preferred share is convertible into
333.33 shares of CDT common stock. The Company accounts for its investment in CDT using the equity method, and recorded a loss of $500,000 in 1998 and $495,000 in 1997 related to its share of CDT's operating results in those years. The CDT common and preferred stock has no carrying value in the Company's balance sheet as of December 31, 1999 and 1998.

     Pursuant to an assignment agreement of certain technology to CDT, the Company is due royalties from CDT of 2.5% of CDT's annual revenue from sales of CDT's Platinum Fuel Catalyst, commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to the Company by payment of $12 million commencing in 1998 and declining annually to $1,090,910 in 2008. CDT as assignee and owner will maintain the technology at its own expense. To date, no royalties from CDT have been received by the Company. The report of independent auditors pertaining to CDT's financial statements for the years ended December 31, 1999 and 1998, contained a going concern qualification. The Company intends to record royalties from CDT on a cash basis.

     During 1997, the Company decided to close its offices in the United Kingdom, and such offices were officially closed in January 1998. In connection therewith, the accompanying consolidated statement of operations for the year ended December 31, 1997, includes a provision of $281,000 to close such facility. All amounts were paid in 1998.

     On April 30, 1998, the Company entered into an agreement with American Bailey Corporation for it to provide certain management and consulting services to the Company. ABC currently owns 26% of the Company's common shares and also owns warrants to purchase an additional 3.0 million shares, which expire on April 30, 2008. No fees were to be payable under the agreement for the first 24 months. This agreement was amended in 1999 to extend its term to April 30, 2002, and provide for the payment of a management fee of $10,417 per month commencing September 1, 1999, through May 1, 2000, and $20,833 per month until the termination of the agreement.

     NFT paid fees to FTI as compensation for selected sales and other specified services. In addition, NFT reimbursed FTI for payroll, rent and other expenditures incurred on its behalf. Through April 30, 1998, and in 1997, these billings were $1,001,000 and $2,013,000, respectively.

 10. DEFINED CONTRIBUTION PLAN

     The Company has a retirement savings plan available for all U.S. employees who have met minimum length-of-service requirements. The Company's contributions are determined based upon amounts contributed by the Company's employees with additional contributions made at the discretion of the Company's Board of Directors. Costs related to this plan were $276,000, $148,000 and $23,000 in 1999, 1998 and 1997, respectively.

11.  BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

     The Company's business is organized into one operating segment providing air pollution control chemicals and equipment.

     Information concerning the Company's operations by geographic area is provided below. Operating earnings represent sales less cost of products sold and operating expenses. Foreign operating expenses include direct expenses incurred outside of the United States of foreign corporations controlled by the Company plus an allocation of domestic selling and general expenses directly related to the foreign operations. Assets are those directly associated with operations of the geographic area.

For the years ended December 31        1999          1998            1997
                                  ------------   ------------    ------------
Revenues:
    Domestic                      $ 25,127,000   $ 20,638,000    $    148,000
    Foreign                          8,198,000      5,226,000            --
                                  ------------   ------------    ------------
                                  $ 33,325,000   $ 25,864,000    $    148,000
                                  ============   ============    ============

Operating Earnings:
    Domestic                      $  4,017,000   $  3,204,000    $ (1,575,000)
    Foreign                            812,000       (601,000)       (341,000)
                                  ------------   ------------    ------------
                                  $  4,829,000   $  2,603,000    $ (1,916,000)
                                  ============   ============    ============

December 31                            1999          1998            1997
                                  ------------   ------------    ------------
Assets:
    Domestic                      $ 22,020,000   $ 16,307,000    $  5,272,000
    Foreign                          2,444,000      2,846,000         675,000
                                  ------------   ------------    ------------
                                  $ 24,464,000   $ 19,153,000    $  5,947,000
                                  ============   ============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

                                      NONE


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item will be set forth under the captions "Election of Directors" and "Directors and Executive Officers of the Company" in the Company's Proxy Statement related to the 2000 Annual General Meeting of Shareholders (the `Proxy Statement") and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item will be set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated by reference excluding, however, the information under the captions "Report of the Board of Directors on Executive Compensation" and "Performance Graph," which is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item will be set forth under the caption "Principal Shareholders and Stock Ownership of Management" in the Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item will be set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated by reference.

                                     PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


(a)     (1) Financial Statements

     The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for Years Ended December 31,
           1999, 1998 and 1997 Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the Years Ended December 31,
           1999, 1998 and 1997
         Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules

     Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

         (3) Exhibits

+  1.0     Articles of Association of Fuel-Tech N.V. (in Dutch and English) as
           amended through April 27, 1998
*  2.1     Instrument Constituting US $19,200,000 Nil
           Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989
*  2.2     First Supplemental Instrument Constituting US $3,000,000 Nil Coupon
           Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990
*  2.3     Instrument Constituting US $3,000,000 Nil Coupon Non-Redeemable
           Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated
           May 9, 1991
*  2.4     Instrument Constituting US $6,000,000 Nil Coupon Non-Redeemable
           Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated
           March 12, 1993
** 2.5 Form of Warrants issued April 30, 1998 evidencing right to purchase 3 million shares of Fuel-Tech N.V. common stock.
*  3.1     Form of Indemnity Agreement between Fuel-Tech N.V. and directors and officers
*  3.2     Fuel Tech, Inc. 1984 Incentive Stock Option Plan
*  3.3     Fuel-Tech N.V. 1988 Stock Option Plan
*  3.4     Fuel Tech, Inc. Form of 1984 Stock Option Agreement
*  3.5     Fuel Tech, Inc. Form of 1987 Stock Option Agreement
*  3.6     Fuel Tech, Inc. Form of 1992 Substitute Stock Option Agreement
*  3.7     Fuel-Tech N.V. Form of 1992 Substitute Stock Option Agreement
*  3.8     Fuel-Tech N.V. Form of 1993 Stock Option Agreement
*  3.10    Master License Agreement dated December 30, 1987 between Fuel Tech,
           Inc. and Fuel-Tech N.V.
*  3.10.1  Master License Agreement dated April 8, 1987 between Fuel Tech. Inc.
           and Fuel Tech GmbH
*  3.10.2  Assignment dated December 30, 1987 from Fuel Tech, Inc. to Fuel-Tech
           N.V. of Master License Agreement dated April 8, 1987 between Fuel Tech, Inc. and Fuel Tech GmbH
*  3.10.4  Master License Agreement dated December 30, 1987 between Fuel-Tech
           N.V. and Fuel Tech B.V.
*  3.12    License Implementation Agreement dated April 22, 1991 among NFT,
           Fuel Tech International, B.V., and Flakt Canada Ltd.
*  3.13    License Implementation Agreement dated June 10, 1991 among NFT,
           Nalco Fuel Tech, B.V., and Foster Wheeler Energy Corporation
*  3.14    License Implementation Agreement dated April 23, 1991 among NFT,
           Nalco Fuel Tech, B.V., and R-C Environmental Services & Technologies, a division of Research Cottrell, Inc.
*  3.15    License Implementation Agreement dated December 20, 1990 between NFT and RJM Corporation
*  3.16    License Implementation Agreement dated December 20, 1990 between NFT and Todd Combustion, Inc.
*  3.17    License Implementation Agreement dated May 22, 1991 among NFT, Nalco
           Fuel Tech, B.V., and Wheelabrator Air Pollution Control, Inc.
*  3.18    Agreement dated July 3, 1990 between NFT and Arcadian Corporation
*  3.19    License Agreement dated September 12, 1991 between NFT and BP
           Chemicals Inc.,
*  3.20    Agreement dated November 5, 1990 between NFT and Cargill,
           Incorporated
*  3.21    Agreement dated August 30, 1990 between NFT and Nitrocbem, Inc.
*  3.22    License Agreement dated December 27, 1990 between NFT and Union Oil
           Company of California dba Unocal
*  3.23    Agreement dated September 30, 1990 between NFT and W.H. Shurtleff
           Company
*  3.24    Cooperative Agreement dated November 26, 1991 between Vitkovice City
           Enterprise and Fuel Tech GmbH
** 3.25 Securities Purchase Agreement dated as of March 23, 1998, between Fuel-Tech N.V., and the several Investors signatory thereto, including exhibits

** 3.26 Purchase Agreement dated as of March 23, 1998, between Nalco FT, Inc., Nalco Chemical Company and Fuel Tech, Inc., including exhibits.
o  3.27    The 1993 Incentive Plan of Fuel-Tech N.V. as amended through
           August 3, 1999
#o 3.28 License Agreement dated November 18, 1998 between The Gas Research Institute and Fuel Tech, Inc. relating to the FLGR Process
#o 3.29 License Agreement dated December 8, 1998 between The Gas research Institute and Fuel Tech, Inc. relating to the AEFLGR Process
#o 3.30 Amendment No. 1, dated February 28, 2000, to License Agreement of November 18, 1998 between The Gas Research Institute and Fuel Tech, Inc.
oo 19.2 Those portions of the Proxy Statement to be distributed to Shareholders of the Company for the 2000 Annual General Meeting
           of Shareholders of Fuel-Tech N.V. specifically incorporated by reference into this Annual Report on Form 10-K
o  23.1    Consent of Ernst & Young LLP


------------

* Filed with Registration Statement on Form 20-F, No. 000-21724 of August 26, 1993, as amended

**    Filed with Registrant's Report on Form 6-K for the month of March 1998

+     Filed with Registrant's Report on Form 20-F for the year 1997

o     Filed herewith

oo To be filed with the Registrant's definitive proxy material for its 2000 Annual General Meeting

#     Confidential information removed and filed separately

(b)   Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fuel -Tech N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FUEL-TECH N.V.


Dated: March 29, 2000                     By: /Ralph E. Bailey
                                              -------------------------------
                                          Ralph E. Bailey
                                          Chairman, Managing Director and
                                          Chief Executive Officer



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel-Tech N.V. and in the capacities and on the date indicated.


       /s/ Ralph E. Bailey                  Chairman, Managing Director and Chief Executive Officer
       --------------------------           (Principal Executive Officer)
           Ralph E. Bailey

       /s/ Scott M. Schecter                Chief Financial Officer, Vice President and Treasurer
       --------------------------           (Principal Financial and Accounting Officer)
           Scott M. Schecter

       /s/ Douglas G. Bailey                Managing Director
       --------------------------
           Douglas G. Bailey

       /s/ John A. de Havilland             Managing Director
       --------------------------
           John A. de Havilland

       /s/ Charles W. Grinnell              Managing Director, Vice President, General Counsel and Corporate Secretary
       --------------------------
           Charles W. Grinnell

       /s/ Jeremy D. Peter-Hoblyn           Managing Director
       --------------------------
           Jeremy D. Peter-Hoblyn

       /s/ John R. Selby                    Managing Director
       --------------------------
           John R. Selby

       Tarma Trust Management N.V.          Managing Director


   By: /s/ Robert W. Huyzen                 Managing Director
       --------------------------
        Robert W. Huyzen


       /s/ James M. Valentine               Managing Director
       --------------------------
           James M. Valentine

                                       31