Form 10-Q
period 2000-03-31
FUEL TECH N V
filed 2000-05-09
CIK 846913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _________ to _________

    Commission file number: 000-21724
                            ---------

                                 FUEL-TECH N.V.
             (Exact name of registrant as specified in its charter)

Netherland Antilles                                                 N.A.
-------------------                                          -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

Fuel-Tech N.V.                                        Fuel Tech, Inc.
(Registrant)                                    (U.S. Operating Subsidiary)

Castorweg 22-24                                 Suite 703, 300 Atlantic Street
Curacao, Netherlands Antilles                         Stamford, CT 06901
(599) 9-461-3754                                       (203) 425-9830
          (Address and telephone number of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X          No
                                  -----          -----

As of May 12, 2000, there were outstanding 18,471,243 shares of Common Stock, par value $0.01 per share, of the registrant.

================================================================================

                                 FUEL-TECH N.V.
            Form 10-Q for the three month period ended March 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of March 31, 2000            1
        and December 31, 1999

        Condensed Consolidated Statements of Operations for the Three         2
        Month Period Ended March 31, 2000 and 1999

        Condensed Consolidated Statements of Cash Flows for the Three         3
        Month Period Ended March 31, 2000 and 1999

        Notes to the Condensed Consolidated Financial Statements              4

Item 2. Management's Discussion and Analysis of                               6
        Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     8
Item 2. Changes in Securities                                                 8
Item 3. Defaults upon Senior Securities                                       8
Item 4. Submission of Matters to a Vote of Security Holders                   8
Item 5. Other Information                                                     8
Item 6. Exhibits and Reports on Form 8-K                                      8


SIGNATURES                                                                    9

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. Dollars, except share data)

                                                             March 31,          December 31,
                                                               2000                1999
                                                            ---------           ------------
                                                           (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $   7,689           $  8,959
Accounts receivable, net                                        8,103              9,636
Inventories                                                       176                227
Prepaid expenses and other current assets                         778                471
                                                            ---------           --------
Total current assets                                           16,746             19,293

Equipment, net of accumulated depreciation of
  $4,035 and $3,948, respectively                               1,453              1,428
Goodwill, net of accumulated amortization of
  $340 and $256, respectively                                   2,700              2,784
Other intangibles, net of accumulated amortization of
  $838 and $826, respectively                                     575                579
Other                                                             375                380
                                                            ---------           --------
Total assets                                                $  21,849           $ 24,464
                                                            =========           ========


Liabilities and stockholders' equity
Current liabilities:
Current portion of note payable                             $     900           $    900
Accounts payable                                                2,747              4,077
Accrued expenses                                                1,242              2,190
                                                            ---------           --------
Total current liabilities                                       4,889              7,167

Note payable                                                    3,150              3,375
Other liabilities                                                 219                231

Stockholders' equity:
Common Stock, par value $0.01 per share,
  authorized 40,000,000 shares, 18,476,972 and
  18,328,673 shares issued and outstanding, respectively          185                182
Additional paid-in capital                                     86,013             85,693
Accumulated deficit                                           (75,287)           (74,989)
Accumulated other comprehensive loss                              (78)               (25)
Treasury stock                                                 (1,058)            (1,058)
Nil coupon perpetual loan notes                                 3,816              3,888
                                                            ---------           --------
Total liabilities and stockholders' equity                  $  21,849           $ 24,464
                                                            =========           ========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)

                                                                   Three Months Ended
                                                                        March 31
                                                                2000               1999
                                                              -------            -------

Net sales                                                  $    4,455         $    8,766

Costs and expenses:
Cost of sales                                                   2,777              5,697
Selling, general and administrative                             1,633              2,150
Research and development                                          241                175
                                                           ----------         ----------
Operating (loss) income                                          (196)               744
Interest expense                                                  (90)               (74)
Other (expense) income, net                                       (10)                34
                                                           ----------         ----------
(Loss) income before taxes                                       (296)               704
                                                           ----------         ----------
Income taxes                                                       --               (331)
                                                           ----------         ----------
Net (loss) income                                          $     (296)        $      373
                                                           ==========         ==========
Net (loss) income per common share:
     Basic                                                 $     (.02)        $     0.02
                                                           ==========         ==========
     Diluted                                               $     (.02)        $     0.02
                                                           ==========         ==========
Average number of common shares outstanding:

     Basic                                                 18,358,000         17,417,000
                                                           ==========         ==========
     Diluted                                               18,358,000         19,362,000
                                                           ==========         ==========



See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)


                                                                   Three Months Ended
                                                                        March 31
                                                               2000               1999
                                                             --------           --------
Operating activities
Net cash used in operating activities                        $ (1,078)          $   (563)
                                                             --------           --------

Investing activity
Purchases of equipment and patents                               (163)               (81)
                                                             --------           --------
Net cash used in investing activity                              (163)               (81)
                                                             --------           --------

Financing activities
Exercise of stock options                                         249                 --
Repayment of borrowings                                          (225)              (250)
                                                             --------           --------
Net cash provided by (used in) financing
   activities                                                      24               (250)
                                                             --------           --------
Effect of exchange rate fluctuations on cash                      (53)               (89)
                                                             --------           --------

Net decrease in cash and cash equivalents                      (1,270)              (983)
Cash and cash equivalents at beginning
   of period                                                    8,959              5,792
                                                             --------           --------
Cash and cash equivalents at
   end of period                                             $  7,689           $  4,809
                                                             ========           ========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


Note A: Basis of Presentation

       The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

       The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel-Tech N.V.'s annual report on Form 10-K for the year ended December 31, 1999.

       Fuel-Tech N.V., including its subsidiaries (the "Company"), is a technology company active in the business of air pollution control through its wholly owned subsidiary Fuel Tech, Inc. ("FTI") and its affiliate Clean Diesel Technologies, Inc. ("CDT"). Fuel-Tech N.V., incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22--24 in Curacao under No. 1334/N.V.

Note B: Earnings Per Share Data

       Basic earnings (loss) per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings (loss) per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings (loss) per share for the three month periods ended March 31:

                                                            2000         1999
                                                          --------------------
 Basic weighted-average shares                            18,358        17,417
 Conversion of unsecured loan notes                           --         1,441
 Unexercised options and warrants                             --           504
                                                          --------------------
 Diluted weighted-average shares                          18,358        19,362
                                                          ====================

       Diluted weighted-average shares are the same as basic weighted-average shares in 2000 because the conversion of the loan notes and exercise of the options and warrants would have been antidilutive.

Note C: Total Comprehensive (Loss) Income

       Total comprehensive (loss) income for the Company is comprised of net
(loss) income and the impact of foreign currency translation for the three month periods ended March 31, 2000 and 1999. Total comprehensive (loss) income was $(349,000) and $284,000 for the three month periods ended March 31, 2000 and 1999, respectively. The foreign currency translation adjustment component of total comprehensive (loss) income was $(53,000) and $(89,000) for the three month periods ended March 31, 2000 and 1999, respectively.

Note D: Business Segment and Geographic Disclosures

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

For the three months ended March 31:                2000         1999
                                               ------------    -----------

Revenues:
    Domestic                                   $ 3,717,000     $ 6,076,000
    Foreign                                        738,000       2,690,000
                                               -----------     -----------
                                               $ 4,455,000     $ 8,766,000
                                               ===========     ===========

Operating Earnings:
    Domestic                                   $  (77,000)     $   504,000
    Foreign                                      (119,000)         240,000
                                               -----------     -----------
                                               $ (196,000)     $   744,000
                                               ==========      ===========

                                                 March 31       December 31
                                                   2000            1999
                                               -----------     -----------
Assets:
    Domestic                                   $19,407,000     $22,020,000
    Foreign                                      2,442,000       2,444,000
                                               -----------     -----------
                                               $21,849,000     $24,464,000
                                               ===========     ===========

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       Net sales for the first quarter of 2000 and 1999 were $4,455,000 and $8,766,000, respectively. The decrease is primarily attributable to the expected reduction in domestic NOx utility project revenue due to the delay in obtaining a final ruling on the Environmental Protection Agency's SIP Call legislation. Also contributing to the decline was the impact high crude oil prices are having on revenues derived from the sale of fuel treatment chemicals in the United States. Due to the high oil prices, some of the Company's customers have switched fuels to natural gas. It is expected that as oil prices decline and natural gas prices increase, some of these customers will switch back to oil and therefore resume ordering the Company's fuel treatment chemicals. Lastly, the year on year change was further negatively impacted by a large one-time Asian project that was in process during the first quarter of 1999.

       The "SIP Call" is the federal mandate to further reduce NOx in 22 states by May 2003. This mandate was an extension of Phase II of Title I of the Clean Air Act Amendments of 1990 (CAAA). On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states. The same court must now decide if they will hear the appeals of some states and utilities "en banc," meaning that the entire court of eleven judges will hear the case. If the court decides not to hear the appeal, project bookings are expected to significantly increase in the second half of this year; if the court decides to hear the appeal, project bookings from utilities will likely be delayed until early 2001. In either case, once the new requirements are firmly in place, 19 states will be required to create State Implementation Plans for NOx reduction that will potentially impact seven to eight hundred utility boilers and four to five hundred industrial units.

       Cost of sales for the first quarter of 2000 reflected a decline that was associated with the revenue shortfall noted above. However, gross margin percentages were slightly favorable at the end of the first quarter of 2000 versus the prior year due to improved air pollution control industrial project margin performance in the United States.

       Selling, general and administrative expenses decreased to $1,633,000 in the first quarter of 2000 from $2,150,000 in the comparable period in 1999. The decrease is due primarily to a reduction in sales related expenses and to the elimination of certain European administrative expenses related to a business operation that was closed in early 1999.

       Research and development expenses increased to $241,000 in the first quarter of 2000 from $175,000 in the comparable period in 1999. The increase in 2000 is due to the increase in work performed on the Company's advanced computing and visualization technologies. The Company is actively pursuing commercial applications for its technologies outside of its traditional markets of NOx reduction systems and fuel treatment chemicals.

       Interest expense increased to $90,000 in the first quarter of 2000 from $74,000 in the comparable period in 1999. The increase is attributable to the take down of a $4.5 million term loan from the Company's existing bank on September 1, 1999, which was used to satisfy the Company's remaining obligations to the Nalco Chemical Company ("Nalco"). Refer to the Company's annual report on Form 10K for information regarding this transaction. Among the obligations repaid was a $2.5 million dollar loan that was due to Nalco.

       Income tax expense was not recorded in the first quarter of 2000 due to the realized net loss. The 1999 expense of $331,000 is largely a non-cash charge because the Company effected a quasi-reorganization on March 31, 1985, and reduced the value of certain assets. Tax benefits resulting from the utilization of tax loss carryforwards existing as of the date of the quasi-reorganization are required to be excluded from the Company's results of operations and recorded as an increase to additional paid-in capital when realized. Consequently, additional paid-in capital was increased by $331,000 and the total equity position of the Company was unaffected by the income tax charge in the statement of operations for the period ended March 31, 1999. In 1999, the Company utilized the remaining tax loss carryforwards that were generated in periods prior to the Company's quasi-reorganization.


Liquidity and Sources of Capital

       For the three months ended March 31, 2000 and 1999, the Company used cash of $1,078,000 and $563,000, respectively, in operating activities.

       At March 31, 2000 and December 31, 1999, the Company had cash and cash equivalents of $7,689,000 and $8,959,000, respectively. The cash decline during the first quarter of the year stems largely from the reduction in accounts payable and accrued liabilities that were in existence at December 31, 1999 for several large projects and for certain employee liabilities. In addition, the Company funded its annual insurance program during the first quarter of the year.

       Working capital decreased marginally to $11,857,000 at March 31, 2000 from $12,126,000 at December 31, 1999, due primarily to the small loss realized in the period.

Derivative Financial Instruments

       The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

       The Company is also exposed to changes in interest rates primarily due to its long-term debt arrangement. The Company uses interest rate derivative instruments (an interest rate swap) to manage exposure to interest rate changes. The Company has entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have had a materially adverse effect on interest expense during the quarter ended March 31, 2000.

Forward-Looking Statements

         Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 1999.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities
             None

Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             None

Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K
             a.   Exhibits
                  None

             b.   Reports on Form 8-K
                  None

                                 FUEL-TECH N.V.
                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 9, 2000                  By: /s/ Ralph E. Bailey
                                        -----------------------
                                        Ralph E. Bailey
                                        Chairman, Managing Director and Chief
                                        Executive Officer



Date:  May 9, 2000                  By: /s/ Scott M. Schecter
                                        -----------------------
                                        Scott M. Schecter
                                        Chief Financial Officer, Vice President
                                        and Treasurer