Form 10-Q
period 2000-06-30
FUEL TECH N V
filed 2000-08-09
CIK 846913

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2000


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _________ to ___________

    Commission file number:   000-21724
                            _____________



                                 FUEL-TECH N.V.
             (Exact name of registrant as specified in its charter)


    Netherland Antilles                                     N.A.
  ----------------------                                ------------
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

                                          Yes  X          No_______
                                             _____

As of August 2, 2000, there were outstanding 18,484,472 shares of Common Stock, par value $0.01 per share, of the registrant.


================================================================================

                                 FUEL-TECH N.V.
        Form 10-Q for the three and six month periods ended June 30, 2000

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of June 30, 2000            1
          and December 31, 1999

          Condensed Consolidated Statements of Operations for the              2
          Three and Six Month Periods Ended June 30, 2000 and 1999

          Condensed Consolidated Statements of Cash Flows for the Six          3
          Month Periods Ended June 30, 2000 and 1999

          Notes to the Condensed Consolidated Financial Statements             4

Item 2.   Management's Discussion and Analysis of Financial Condition          7
          and Results of Operations

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                    9
Item 2.   Changes in Securities                                                9
Item 3.   Defaults upon Senior Securities                                      9
Item 4.   Submission of Matters to a Vote of Security Holders                  9
Item 5.   Other Information                                                    9
Item 6.   Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                    10

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements


                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. Dollars, except share data)


                                                                June 30,          December 31,
                                                                 2000                1999
                                                            ---------------      -------------
                                                              (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $         9,916      $         8,959
Accounts receivable, net                                              5,572                9,636
Prepaid expenses and other current assets                             1,021                  698
                                                              -------------      ---------------

Total current assets                                                 16,509               19,293

Equipment, net of accumulated depreciation of
  $4,171 and $3,948, respectively                                     1,538                1,428
Goodwill, net of accumulated amortization of
  $423 and $256, respectively                                         2,616                2,784
Other intangibles, net of accumulated amortization of
  $850 and $826, respectively                                           565                  579
Other                                                                   845                  380
                                                            ---------------      ---------------
Total assets                                                $        22,073      $        24,464
                                                            ===============      ===============


Liabilities and stockholders' equity
Current liabilities:
Current portion of note payable                             $           900      $           900
Accounts payable                                                      2,396                4,077
Accrued expenses                                                      1,322                2,190
                                                            ---------------      ---------------
Total current liabilities                                             4,618                7,167

Note payable                                                          2,925                3,375
Other liabilities                                                     1,006                  231

Stockholders' equity:
Common Stock, par value $0.01 per share,
  authorized 40,000,000 shares, 18,476,972 and
  18,328,673 shares issued and outstanding, respectively                185                  182
Additional paid-in capital                                           86,013               85,693
Accumulated deficit                                                 (75,612)             (74,989)
Accumulated other comprehensive income (loss)                           180                  (25)
Treasury stock                                                       (1,058)              (1,058)
Nil coupon perpetual loan notes                                       3,816                3,888
                                                            ---------------      ---------------

Total liabilities and stockholders' equity                  $        22,073      $        24,464
                                                            ===============      ===============


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)



                                                                   Three Months Ended                   Six Months Ended
                                                                        June 30                             June 30

                                                                2000              1999              2000             1999
                                                           ------------      ------------      ------------      ------------

Net sales                                                  $      5,851      $      8,414      $     10,306      $     17,180

Costs and expenses:
Cost of sales                                                     3,271             4,465             6,048            10,162
Selling, general and administrative                               1,973             2,098             3,606             4,248
Research and development                                            235               105               476               280
Closing costs related to German subsidiary                          528                --               528                --
                                                           ------------      ------------      ------------      ------------

Operating (loss) income                                            (156)            1,746              (352)            2,490

Loss from equity interest in affiliate                             (126)               --              (126)               --
Interest expense                                                    (93)              (69)             (183)             (143)
Other income (expense):
 Gain on sale of German subsidiary's chemical business              269                --               269                --
 Cumulative translation loss related to
  German subsidiary                                                (231)               --              (231)               --
 Other income, net                                                   12                20                 2                54
                                                           ------------      ------------      ------------      ------------

(Loss) income before taxes                                         (325)            1,697              (621)            2,401

Income taxes                                                         --              (344)               --              (675)
                                                           ------------      ------------      ------------      ------------

Net (loss) income                                          $       (325)     $      1,353      $       (621)     $      1,726
                                                           ============      ============      ============      ============

Net (loss) income per common share:

     Basic                                                 $       (.02)     $        .08      $       (.03)     $        .10
                                                           ============      ============      ============      ============
     Diluted                                               $       (.02)     $        .07      $       (.03)     $        .09
                                                           ============      ============      ============      ============

Average number of common shares outstanding:

     Basic                                                   18,383,000        17,417,000        18,370,000        17,417,000
                                                           ============      ============      ============      ============
     Diluted                                                 18,383,000        18,596,000        18,370,000        18,702,000
                                                           ============      ============      ============      ============


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                        Six Months Ended
                                                             June 30
                                                       2000         1999
                                                     -------      -------
Operating activities
Net cash provided by operating activities            $ 1,801      $ 1,858
                                                     -------      -------

Investing activities
Investment in affiliate                                 (225)          --
Purchases of equipment and patents                      (392)        (438)
                                                     -------      -------
Net cash used in investing activities                   (617)        (438)
                                                     -------      -------

Financing activities
Exercise of stock options                                249           --
Purchase and retirement of nil coupon loan notes          --         (444)
Repayment of borrowings                                 (450)        (250)
                                                     -------      -------
Net cash used in financing activities                   (201)        (694)
                                                     -------      -------

Effect of exchange rate fluctuations on cash             (26)        (168)
                                                     -------      -------

Net increase in cash and cash equivalents                957          558
Cash and cash equivalents at beginning
   of period                                           8,959        5,792
                                                     -------      -------

Cash and cash equivalents at
   end of period                                     $ 9,916      $ 6,350
                                                     =======      =======




See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


Note A:   Basis of Presentation

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note B:   Close of German Subsidiary

     The Company's net loss on a consolidated basis for three and the six months ended June 30, 2000 includes a net charge of $490,000 related to the restructuring of its European operations in an effort to consolidate its business and enhance profitability in this market. In the second quarter, the Company announced that it would concentrate its European resources in its Italian company, Fuel Tech Srl, and shut down Fuel Tech GmbH, a wholly-owned subsidiary, in Germany. As part of the restructure, the following transactions have taken place:

     Fuel Tech GmbH's NOxOUT chemical business has been sold to a new entity in Germany in which the Company will retain a 49% ownership interest. The selling price is dependent on future results of the chemical business, but will not be less than 1,250,000 Deutchmarks (approximately $600,000), paid out over 3 years. The gain on this transaction of $269,000 has been recorded in other income and expense in the condensed consolidated statement of operations.

     Fuel Tech GmbH has recorded a charge of $528,000 related to the closure of the entity. The charge includes accruals of $343,000 primarily for severance obligations for four employees, lease termination costs and other costs related to the closure of the entity. This charge has been recorded as part of operating income in the condensed consolidated statement of operations.

     Lastly, the cumulative foreign currency translation loss related to Fuel Tech GmbH of $231,000, which is a non-cash charge, was recognized as other income and expense in the condensed consolidated statement of operations.

Note C:   Earnings Per Share Data

     Basic earnings (loss) per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings (loss) per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings (loss) per share for the three and six month periods ended June 30, 2000 and 1999:


                                                             Three months ended            Six months ended
                                                            2000            1999            2000        1999
                                                          ----------------------         -------------------
 Basic weighted-average shares                            18,383          17,417          18,370      17,417
 Conversion of unsecured loan notes                           --           1,166              --       1,166
 Unexercised options and warrants                             --              13              --         119
                                                          ----------------------         -------------------
 Diluted weighted-average shares                          18,383          18,596          18,370      18,702
                                                          ======================         ===================

     Diluted weighted-average shares are the same as basic weighted-average shares in 2000 because the conversion of the loan notes and exercise of the options and warrants would have been antidilutive.

Note D:   Total Comprehensive (Loss) Income

     Total comprehensive (loss) income for the Company is comprised of net
(loss) income and the impact of foreign currency translation for the three and six month periods ended June 30, 2000 and 1999. Total comprehensive (loss) income was $(67,000) and $1,275,000 for the three month periods ended June 30, 2000 and 1999, respectively. The foreign currency translation adjustment component of total comprehensive (loss) income was $27,000 and $(78,000) for the three month periods ended June 30, 2000 and 1999, respectively. Accumulated other comprehensive income on the condensed consolidated balance sheet increased by $231,000 during the second quarter to reflect the transfer to income of the cumulative foreign currency loss on the German subsidiary.

     Total comprehensive (loss) income was $(416,000) and $1,558,000 for the six month periods ended June 30, 2000 and 1999, respectively. The foreign currency translation adjustment component of total comprehensive (loss) income was $(26,000) and $(168,000) for the six month periods ended June 30, 2000 and 1999, respectively.

                                        For the three months ended June 30   For the six months ended June 30
                                        ----------------------------------   --------------------------------

                                              2000             1999                2000             1999
                                          -----------      -----------         -----------      -----------
Comprehensive (loss) income:
    Net income                            $  (325,000)     $ 1,353,000         $  (621,000)     $ 1,726,000
    Foreign currency translation               27,000          (78,000)            (26,000)        (168,000)
    Foreign currency loss on German
    subsidiary                                231,000               --             231,000               --
                                          -----------      -----------         -----------      -----------
                                          $   (67,000)     $ 1,275,000         $  (416,000)     $ 1,558,000
                                          ===========      ===========         ===========      ===========

Note E:   Business Segment and Geographic Disclosures

     The Company operates in one business segment providing air pollution control chemicals and equipment.

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

                               For the three months ended June 30            For the six months ended June 30
                             -----------------------------------           -----------------------------------

                                  2000                   1999                   2000                   1999
                             ------------           ------------           ------------           ------------
Revenues:
    Domestic                 $  5,286,000           $  5,834,000           $  9,003,000           $ 11,910,000
    Foreign                       565,000              2,580,000              1,303,000              5,270,000
                             ------------           ------------           ------------           ------------
                             $  5,851,000           $  8,414,000           $ 10,306,000           $ 17,180,000
                             ============           ============           ============           ============

Operating Earnings:
    Domestic                 $    666,000           $  1,092,000           $    589,000           $  1,596,000
    Foreign                      (822,000)               654,000               (941,000)               894,000
                             ------------           ------------           ------------           ------------
                             $   (156,000)          $  1,746,000           $   (352,000)          $  2,490,000
                             ============           ============           ============           ============

                               June 30,             December 31,
                                2000                    1999
                             ------------           -----------
Assets:
    Domestic                  $19,092,000           $22,020,000
    Foreign                     2,981,000             2,444,000
                             ------------          ------------
                              $22,073,000           $24,464,000
                             ============          ============


                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales for the second quarter of 2000 and 1999 were $5,851,000 and $8,414,000, respectively while net sales for the six months ended June 30, 2000 and 1999 were $10,306,000 and $17,180,000, respectively. The decline is primarily attributable to the expected decrease in domestic NOx reduction utility project revenue due to the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP Call regulation. As discussed further below, most of the uncertainty regarding this regulation has now been removed. High crude oil prices have continued to negatively impact revenues derived from the sale of fuel treatment chemicals in the United States. The slight decline noted recently in fuel oil pricing has not been steep enough for some of the Company's customers to justify switching fuels from natural gas to oil. Offsetting these declines was the strong performance in domestic NOx reduction industrial project revenue. The Company has continued to focus its efforts on the industrial sector of the market with emphasis on municipal solid waste facilities.

     The "SIP Call" is the federal mandate introduced in 1998 to further reduce NOx in 22 states by May 2003. This mandate was an extension of Phase II of Title I of the Clean Air Act Amendments of 1990 (CAAA). In May 1999 a stay was imposed on this regulation. On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states and finally, on June 22, 2000, the same court made a final ruling upholding the EPA's SIP call regulation and denying the appeal of the states and utilities. Nineteen states must now complete and issue their State Implementation Plans for NOx reduction by late October. These plans will potentially impact seven to eight hundred utility boilers and four to five hundred industrial units. The Company expects to see project bookings from utilities resume towards the end of 2000 and beyond.

     Towards the end of the second quarter, the Company announced that it had obtained a worldwide license agreement with SFA International, Inc., a producer of high purity specialty chemicals, for that entity's intellectual property related to the manufacturing of liquid petroleum fuel additives. This agreement is expected to strengthen the Company's fuel treatment chemical business internationally.

     Cost of sales for the second quarter of 2000 reflected a decline that was associated with the revenue shortfall noted above. Gross margin percentages declined slightly in the second quarter of 2000 versus the prior year due to the lack of higher margin fuel treatment chemical business in the Caribbean. Full year margin percentages remain slightly ahead of prior year driven by the cost performance of domestic NOx reduction industrial projects.

     Selling, general and administrative expenses decreased to $1,973,000 in the second quarter of 2000 from $2,098,000 in the comparable period in 1999. For the six months ended June 30, 2000 and 1999, administrative expenses declined to $3,606,000 from $4,248,000. The decrease is due primarily to a reduction in sales related expenses and to a reduction in administrative expenses.

     Research and development expenses increased to $235,000 in the second quarter of 2000 from $105,000 in the comparable period in 1999. This increase, and the increase on a year to date basis, is due to work performed on the Company's advanced computing and visualization technologies. The Company is actively pursuing commercial applications for its technologies outside of its traditional markets of NOx reduction systems and fuel treatment chemicals.

     In the second quarter of 2000, the Company made an investment of $225,000 in Clean Diesel Technologies, Inc., maintaining its ownership interest in this company at 21.8%. In the second quarter of 2000 the Company recorded a loss of $126,000 related to this equity investment.

     Interest expense increased to $93,000 in the second quarter of 2000 from $69,000 in the comparable period in 1999. For the six months ended June 30, 2000 and 1999, interest expense increased to $183,000 from $143,000. The increase is attributable to the take down of a $4.5 million term loan from the Company's existing bank on September 1, 1999, which was used to satisfy the Company's remaining obligations to the Nalco Chemical Company ("Nalco"). Refer to the Company's annual report on Form 10K for information regarding this transaction. Among the obligations repaid was a $2.5 million loan due to Nalco, as well as a contingent payment obligation.

     Income tax expense was not recorded in either the second or first quarter of 2000 due to the recognition of net operating loss carryforwards. The 1999 expense for the three and six months ended June 30, 1999 was $344,000 and $675,000 respectively. This expense is largely a non-cash charge because the Company effected a quasi-reorganization on March 31, 1985, and reduced the value of certain assets. Tax benefits resulting from the utilization of tax loss carryforwards existing as of the date of the quasi-reorganization are required to be excluded from the Company's results of operations and recorded as an increase to additional paid-in capital when realized. In 1999, the Company utilized the remaining tax loss carryforwards that were generated in periods prior to the Company's quasi-reorganization.

Liquidity and Sources of Capital

     For the six months ended June 30, 2000 and 1999, the Company generated cash of $1,801,000 and $1,858,000, respectively, from operating activities.

     At June 30, 2000 and December 31, 1999, the Company had cash and cash equivalents of $9,916,000 and $8,959,000, respectively. The cash increase during the first half of the year stems largely from working capital management as several large projects reached critical milestones during the first half of the year.

     Working capital decreased marginally to $11,891,000 at June 30, 2000 from $12,126,000 at December 31, 1999.

Derivative Financial Instruments

     The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

     The Company is also exposed to changes in interest rates primarily due to its long-term debt arrangement. The Company uses interest rate derivative instruments (an interest rate swap) to manage exposure to interest rate changes. The Company has entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have had a materially adverse effect on interest expense during the quarter ended June 30, 2000.

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

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

     At the annual general meeting of the Company, held on June 23, 2000, 10,931,040 common shares, par $.01 per share, or 59.18% of the issued and outstanding common shares of the Company as of the record date, were represented in person or by proxy and:

    (i) The proposal to approve the Report of Management of the Company for the year ended December 31, 1999 was approved by a vote of 10,916,440 in favor, 10,880 votes against and 3,720 abstaining.

    (ii) The proposal to approve the Financial Statements of the Company for the year ended December 31, 1999 was approved by a vote of 10,917,620 in favor, 10,500 against and 2,920 abstaining.

    (iii) The proposal to approve the election of eight nominees as a group as Managing Directors of the Company and to fix their compensation was approved with 10,916,635 shares cast for and 14,405 withheld, and with respect to each of the nominees, as follows:


       --------------------------------------- ---------------------------------- -------------------------
                        Name                               Votes for                   Votes Withheld
       --------------------------------------- ---------------------------------- -------------------------
       Douglas G. Bailey                                  10,916,635                       14,405
       --------------------------------------- ---------------------------------- -------------------------
       Ralph E. Bailey                                    10,916,635                       14,405
       --------------------------------------- ---------------------------------- -------------------------
       John A. de Havilland                               10,914,035                       17,005
       --------------------------------------- ---------------------------------- -------------------------
       Charles W. Grinnell                                10,910,135                       20,905
       --------------------------------------- ---------------------------------- -------------------------
       Jeremy D. Peter-Hoblyn                             10,892,135                       38,905
       --------------------------------------- ---------------------------------- -------------------------
       John R. Selby                                      10,916,635                       14,405
       --------------------------------------- ---------------------------------- -------------------------
       Tarma Trust Management N.V.                        10,873,535                       57,505
       --------------------------------------- ---------------------------------- -------------------------
       James M. Valentine                                 10,908,635                       22,405
       --------------------------------------- ---------------------------------- -------------------------

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



Date:  August 2, 2000                     By:  /s/Ralph E. Bailey
                                               ------------------
                                               Ralph E. Bailey
                                               Chairman, Managing Director
                                               and Chief Executive Officer



Date:  August 2, 2000                     By:  /s/Scott M. Schecter
                                               --------------------
                                               Scott M. Schecter
                                               Chief Financial Officer,
                                               Vice President and Treasurer