Form 10-Q
period 2000-09-30
FUEL TECH N V
filed 2000-11-14
CIK 846913

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

         Commission file number:      000-21724
                                 --------------------


                                 FUEL-TECH N.V.
             (Exact name of registrant as specified in its charter)

Netherlands Antilles                                           N.A.
--------------------                                   -----------------
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

As of November 3, 2000, there were outstanding 18,526,972 shares of Common Stock, par value $0.01 per share, of the registrant.


===============================================================================

                                 FUEL-TECH N.V.
     Form 10-Q for the three and nine month periods ended September 30, 2000

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of September 30, 2000                       1
                  and December 31, 1999

                  Condensed Consolidated Statements of Operations for the Three and Nine               2
                  Month Periods Ended September 30, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows for the Nine                         3
                  Month Periods Ended September 30, 2000 and 1999

                  Notes to the Condensed Consolidated Financial Statements                             4

Item 2.           Management's Discussion and Analysis of                                              7
                  Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                   10
Item 2.           Changes in Securities                                                               10
Item 3.           Defaults upon Senior Securities                                                     10
Item 4.           Submission of Matters to a Vote of Security Holders                                 10
Item 5.           Other Information                                                                   10
Item 6.           Exhibits and Reports on Form 8-K                                                    10


SIGNATURES                                                                                            11

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements


                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. Dollars, except share data)

                                                             September 30,        December 31,
                                                                 2000                 1999
                                                            ---------------      ---------------
                                                               (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $        10,324      $         8,959
Accounts receivable, net                                              5,835                9,636
Prepaid expenses and other current assets                             1,066                  698
                                                              -------------      ---------------
Total current assets                                                 17,225               19,293

Equipment, net of accumulated depreciation of
  $4,246 and $3,948, respectively                                     1,506                1,428
Goodwill, net of accumulated amortization of
  $506 and $256, respectively                                         2,533                2,784
Other intangibles, net of accumulated amortization of
  $862 and $826, respectively                                           554                  579
Other                                                                   875                  380
                                                            ---------------      ---------------
Total assets                                                $        22,693      $        24,464
                                                            ===============      ===============

Liabilities and stockholders' equity
Current liabilities:
Current portion of note payable                             $           900      $           900
Accounts payable                                                      2,223                4,077
Accrued expenses                                                      1,677                2,190
                                                            ---------------      ---------------
Total current liabilities                                             4,800                7,167

Note payable                                                          2,925                3,375
Other liabilities                                                       681                  231

Stockholders' equity:
Common Stock, par value $0.01 per share,
  authorized 40,000,000 shares, 18,526,972 and
  18,328,673 shares issued and outstanding, respectively                185                  182
Additional paid-in capital                                           86,101               85,693
Accumulated deficit                                                 (74,859)             (74,989)
Accumulated other comprehensive income (loss)                           102                  (25)
Treasury stock                                                       (1,058)              (1,058)
Nil coupon perpetual loan notes                                       3,816                3,888
                                                            ---------------      ---------------
Total liabilities and stockholders' equity                  $        22,693      $        24,464
                                                            ===============      ===============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30                        September 30
                                                        2000        1999                   2000         1999
                                                     ----------------------             ----------------------
Net sales                                            $   5,981    $   7,288             $  16,287    $  24,468

Costs and expenses:
Cost of sales                                            2,944        4,016                 8,992       14,178
Selling, general and administrative                      1,826        2,036                 5,432        6,284
Research and development                                   229          261                   705          541
Closing costs related to German subsidiary                  --           --                   528           --
                                                      --------   ----------              --------     --------

Operating income                                           982          975                   630        3,465

Loss from equity interest in affiliates                    (80)          --                  (206)          --
Interest expense                                           (90)         (96)                 (273)        (239)
Other income (expense):
     Gain on sale of German subsidiary's
       chemical business                                    --           --                   269           --
     Cumulative translation loss related to
       German subsidiary                                    --           --                  (231)          --
     Other income, net                                      20           24                    22           78
                                                     ---------     --------              --------      -------

Income before taxes                                        832          903                   211        3,304

Income taxes                                               (79)        (365)                  (79)      (1,040)
                                                   -----------    ---------           -----------   ----------

Net income                                          $      753     $    538            $      132     $  2,264
                                                    ==========     ========            ==========     ========

Net income per common share:

     Basic                                         $       .04   $      .03           $       .01    $     .13
                                                   ===========   ==========           ===========    =========
     Diluted                                       $       .04   $      .03           $       .01    $     .12
                                                   ===========   ==========           ===========    =========

Average number of common shares outstanding:

     Basic                                          18,411,000   17,683,000            18,384,000   17,475,000
                                                    ==========   ==========            ==========   ==========
     Diluted                                        19,633,000   19,970,000            19,760,000   18,985,000
                                                    ==========   ==========            ==========   ==========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                           Nine Months Ended
                                                             September 30
                                                         2000             1999
                                                    ------------------------------
Operating activities
Net cash provided by operating activities           $       2,429    $       2,096
                                                    -------------    -------------

Investing activities
Investment in affiliates                                     (341)              --
Purchase of 50% investment in Nalco Fuel Tech                  --           (1,958)
Purchases of equipment and patents                           (505)            (688)
                                                    -------------    -------------
Net cash used in investing activities                        (846)          (2,646)
                                                    -------------    -------------

Financing activities
Issuance of common shares                                      --              (45)
Exercise of stock options                                     336              178
Purchase and retirement of nil coupon loan notes               --             (444)
Repayment of borrowings                                      (450)          (3,000)
Proceeds from borrowings                                       --            4,500
                                                    -------------    -------------
Net cash (used in) provided by
   financing activities                                      (114)           1,189
                                                    -------------    -------------

Effect of exchange rate fluctuations on cash                 (104)             (60)
                                                    -------------    -------------

Net increase in cash and cash equivalents                   1,365              579
Cash and cash equivalents at beginning
   of period                                                8,959            5,792
                                                    -------------    -------------

Cash and cash equivalents at
   end of period                                    $      10,324    $       6,371
                                                    =============    =============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note A:           Basis of Presentation

       The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note B:           Close of German Subsidiary

       The Company's net income on a consolidated basis for the nine months ended September 30, 2000 included a net charge of $490,000 related to the restructure of its European operations in an effort to consolidate its business and enhance profitability in this market. In the second quarter, the Company announced that it would concentrate its European resources in its Italian company, Fuel Tech Srl, and shut down Fuel Tech GmbH, a wholly owned subsidiary, in Germany. As part of the restructure, the following transactions were recorded at June 30, 2000:

       Fuel Tech GmbH's NOxOUT chemical business has been sold to a new entity in Germany in which the Company will retain a 49% ownership interest. The selling price is dependent on future results of the chemical business, but will not be less than 1,250,000 Deutchmarks (approximately $600,000), paid out over 3 years. The gain on this transaction of $269,000 was recorded in other income and expense in the condensed consolidated statement of operations.

       Fuel Tech GmbH has recorded a charge of $528,000 related to the closure of the entity. The charge includes accruals of $343,000 primarily for severance obligations for four employees, lease termination costs and other costs related to the closure of the entity. This charge was recorded as part of operating income in the condensed consolidated statement of operations. As of September 30, 2000, the Company has remitted approximately $285,000 related to the reserved closing costs.

       Lastly, the cumulative foreign currency translation loss related to Fuel Tech GmbH of $231,000, which is a non-cash charge, was recognized as other income and expense in the condensed consolidated statement of operations.

Note C:           Earnings Per Share Data

       Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three and nine month periods ended September 30, 2000 and 1999:

                                                              Three months ended           Nine months ended
                                                              2000          1999            2000       1999
                                                            ----------------------        -------------------
 Basic weighted-average shares                               18,411       17,683          18,384      17,475
 Conversion of unsecured loan notes                             471          477             486         629
 Unexercised options and warrants                               751        1,810             890         881
                                                            --------------------         -------------------
 Diluted weighted-average shares                             19,633       19,970          19,760      18,985
                                                            ====================         ===================

Note D:           Total Comprehensive Income

       Total comprehensive income for the Company is comprised of net income and the impact of foreign currency translation for the three and nine month periods ended September 30, 2000 and 1999. Total comprehensive income was $675,000 and $645,000 for the three month periods ended September 30, 2000 and 1999, respectively. The foreign currency translation adjustment component of total comprehensive income was $(78,000) and $107,000 for the three month periods ended September 30, 2000 and 1999, respectively.

       Total comprehensive income was $259,000 and $2,204,000 for the nine month periods ended September 30, 2000 and 1999, respectively. The foreign currency translation adjustment component of total comprehensive income was $(104,000) and $(60,000) for the nine month periods ended September 30, 2000 and 1999, respectively. Accumulated other comprehensive income on the condensed consolidated balance sheet increased by $231,000 during the second quarter of 2000 to reflect the transfer to income of the cumulative foreign currency loss on the German subsidiary.

                                      For the three months ended September 30      For the nine months ended September 30
                                     ------------------------------------------    ---------------------------------------
                                           2000                    1999                  2000                  1999
                                     ------------------     -------------------    -----------------     -----------------
Comprehensive income:
    Net income                          $   753,000            $ 538,000             $   132,000          $ 2,264,000
    Foreign currency translation            (78,000)             107,000                (104,000)             (60,000)
    Foreign currency loss on German
    subsidiary                                   --                   --                 231,000                   --
                                        -----------            ---------             -----------          -----------
                                        $   675,000            $ 645,000             $   259,000          $ 2,204,000
                                        ===========            =========             ===========          ===========

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

                                    For the three months ended September 30      For the nine months ended September 30
                                   ------------------------------------------    ---------------------------------------
                                         2000                    1999                  2000                 1999
                                   ------------------     -------------------    -----------------    ------------------
Revenues:
    Domestic                       $ 4,865,000               $ 5,708,000          $ 13,868,000          $ 17,618,000
    Foreign                          1,116,000                 1,580,000             2,419,000             6,850,000
                                   -----------               -----------          ------------          ------------
                                   $ 5,981,000               $ 7,288,000          $ 16,287,000          $ 24,468,000
                                   ===========               ===========          ============          ============

Operating Earnings:
    Domestic                       $   990,000                  $978,000          $  1,579,000          $  2,574,000
    Foreign                             (8,000)                   (3,000)             (949,000)              891,000
                                   -----------               -----------          ------------          ------------
                                   $   982,000               $   975,000          $    630,000          $  3,465,000
                                   ===========               ===========          ============          ============

                                  September 30,              December 31,
                                      2000                      1999
                                  -------------              -----------
Assets:
    Domestic                       $19,493,000               $22,020,000
    Foreign                          3,200,000                 2,444,000
                                   -----------               -----------
                                   $22,693,000               $24,464,000
                                   ===========               ===========

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

       Net sales for the third quarter of 2000 and 1999 were $5,981,000 and $7,288,000, respectively while net sales for the nine months ended September 30, 2000 and 1999 were $16,287,000 and $24,468,000, respectively. The year on year decline is primarily attributable to the decrease in domestic NOx reduction utility project revenue due to the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP Call regulation. As discussed further below, most of the uncertainty regarding this regulation has now been removed and the Company expects demand for its NOx reduction technologies to increase during the next few years. The impact of high crude oil prices, which had negatively impacted revenues derived from the sale of fuel treatment chemicals in the United States, has lessened as some of the Company's customers have switched fuels back to oil from the use of natural gas. The Company has continued to focus its efforts on the industrial sector of the NOx reduction market both in the United States and in Europe, with emphasis on municipal solid waste facilities. The Company's year to date results have benefited from the improved performance in these markets.

       The "SIP Call" is the federal mandate introduced in 1998 to further reduce NOx in 22 states by May 2003. This mandate was an extension of Phase II of Title I of the Clean Air Act Amendments of 1990 (CAAA). In May 1999 a stay was imposed on this regulation. On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states and, on June 22, 2000, the same court made a final ruling upholding the EPA's SIP call regulation and denying the appeal of the states and utilities. Although the NOx reduction requirement date was moved back one year to May of 2004, nineteen states must now complete and issue their State Implementation Plans for NOx reduction by late October of this year. These plans will potentially impact seven to eight hundred utility boilers and four to five hundred industrial units.

       In addition to the SIP call regulation, the so-called Section 126 Petitions, which enable downwind states to obtain relief from pollutants arising from their upwind neighbors, require major emissions sources in 12 of the 22 aforementioned states to comply with the 85% aggregate NOx reduction by May 1, 2003.

       The Company expects to see project bookings from utilities resume in early 2001 and beyond due to these regulations.


       In October, 2000 the Company and American Electric Power ("AEP"), one of the United States' largest generators of electricity with more than 38,000 megawatts of generating capacity, announced that they had executed an agreement for the potential use of the Company's Selective Non-Catalytic Reduction (SNCR) technology on AEP's coal-fired power plants. The Company will be the sole-source SNCR provider to AEP for the term of the agreement, which expires on the earlier of December 31, 2007 or through the date that AEP achieves all required Federal, State and Local NOx and Ozone requirements. The agreement gives AEP guaranteed priority status for Fuel Tech's services on units in AEP's generating fleet on which AEP decides to use SNCR technology during an expected period of unprecedented demand for the technology. This agreement with AEP also provides the Company with additional flexibility in an emissions reduction procurement marketplace that will become increasingly dynamic as NOx reduction deadlines approach (May 2003 and May 2004).

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

       Cost of sales for the third quarter of 2000 was reduced on a percentage basis from that of the prior year reflecting improved margins on fuel treatment chemical sales in the United States and on NOx reduction industrial project business. Full year gross margin percentages remain slightly ahead of prior year driven by the cost performance of domestic and international NOx reduction industrial projects.

       Selling, general and administrative expenses decreased to $1,826,000 in the third quarter of 2000 from $2,036,000 in the comparable period in 1999. For the nine months ended September 30, 2000 and 1999, administrative expenses declined to $5,432,000 from $6,284,000. The decrease is due primarily to a reduction in revenue-based expenses, such as sales commissions to employees and agents.

       Research and development expenses were $229,000 in the third quarter of 2000 versus $261,000 in the comparable period in 1999. On a year to date basis, the increase in research and development expenses to $705,000 from $541,000 is due to work performed on the Company's advanced computing and visualization technologies. The Company is actively pursuing commercial applications for its technologies outside of its traditional markets of NOx reduction systems and fuel treatment chemicals.

       In the third quarter of 2000, the Company recognized income of $19,000 on it's equity investment in Fuel Tech CS, GmbH, the company which purchased the NOxOUT chemical business from Fuel Tech GmbH, a wholly owned subsidiary of the Company, as noted previously. Also in the third quarter of 2000, the Company recognized a loss of $99,000 on its equity investment in Clean Diesel Technologies, Inc (CDTI). This loss reduced the basis of the Company's investment in CDTI to zero as of September 30, 2000.

       Interest expense was reduced to $90,000 in the third quarter of 2000 from $96,000 in the comparable period in 1999. For the nine months ended September 30, 2000 and 1999, interest expense increased to $273,000 from $239,000. The increase is attributable to the take down of a $4.5 million term loan from the Company's existing bank on September 1, 1999, which was used to satisfy the Company's remaining obligations to Nalco Chemical Company ("Nalco"). Refer to the Company's annual report on Form 10K for information regarding this transaction. Among the obligations repaid was a $2.5 million loan due to Nalco, as well as a contingent payment obligation.

       Income tax expense of $79,000 was recorded in the third quarter of 2000. The 1999 expense for the three and nine months ended September 30, 1999 was $365,000 and $1,040,000 respectively. This expense was largely a non-cash charge because the Company effected a quasi-reorganization on March 31, 1985, and reduced the value of certain assets. Tax benefits resulting from the utilization of tax loss carryforwards existing as of the date of the quasi-reorganization are required to be excluded from the Company's results of operations and recorded as an increase to additional paid-in capital when realized. In 1999, the Company utilized the remaining tax loss carryforwards that were generated in periods prior to the Company's quasi-reorganization.

Liquidity and Sources of Capital

       For the nine months ended September 30, 2000 and 1999, the Company generated cash of $2,429,000 and $2,096,000, respectively, from operating activities.

       At September 30, 2000 and December 31, 1999, the Company had cash and cash equivalents of $10,324,000 and $8,959,000, respectively. The cash increase stems largely from the completion of several large projects during the first half of 2000.

       Working capital increased slightly to $12,425,000 at September 30, 2000 from $12,126,000 at December 31, 1999.

Derivative Financial Instruments

       The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

       The Company is also exposed to changes in interest rates primarily due to its long-term debt arrangement. The Company uses interest rate derivative instruments (an interest rate swap) to manage exposure to interest rate changes. The Company has entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have had a materially adverse effect on interest expense during the quarter ended September 30, 2000.


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




Date:  November 3, 2000       By:  /s/Ralph E. Bailey
                                   ---------------------------------------
                                   Ralph E. Bailey
                                   Chairman, Managing Director and Chief
                                   Executive Officer



Date:  November 3, 2000       By:  /s/Scott M. Schecter
                                   ---------------------------------------
                                   Scott M. Schecter
                                   Chief Financial Officer, Vice President
                                   and Treasurer