Form 10-K
period 2000-12-31
FUEL TECH N V
filed 2001-03-23
CIK 846913

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended: December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_________________to_______________

                          Commission File No. 000-21724

                                 FUEL-TECH N.V.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Netherlands Antilles                                       N/A
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization)                        Identification Number)

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

 Common Stock $0.01 par value per share         The Nasdaq Stock Market, Inc.
 --------------------------------------   --------------------------------------
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

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of March 2, 2001:
$26,692,883

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 2, 2001: 18,526,972 shares Common Stock, $0.01 par value.

                      Documents incorporated by reference:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2001 described in Parts II, III, and IV hereof are incorporated by reference in this report.

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

CDT                   Clean Diesel Technologies, Inc.

CFD                   Computational  Fluid Dynamics

Common Shares         Shares of the common stock of the Company

Company               Fuel-Tech N.V. and its subsidiaries and affiliates

EPRI                  Electric Power Research Institute

FTI                   Fuel Tech, Inc.

FUEL CHEM(R)          FTI's fuel and flue gas treatment processes,
                      including its Targeted-In-Furnace-Injection programs for slagging, fouling and corrosion control and plume abatement

FLGR(TM)              Fuel Lean Gas Reburn

Investors             The purchasers of Company securities pursuant to a
                      Securities Purchase Agreement of March 23, 1998

Loan Notes            Nil Coupon Non-redeemable Convertible Unsecured Loan Notes of the Company

NOx                   Oxides of nitrogen

NOxOUT CASCADE(R)     Combination of NOxOUT and SCR

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

SIP Call              State Implementation Plan Rulemaking Procedure

SNCR                  Selective Non-Catalytic Reduction

SO(2)                 Sulfur dioxide

SOxOUT CASCADE(R)     The Company's process for the reduction of SO(2)

ULTRA(TM)             The Company's process for generating ammonia for use as
                      SCR reagent

Virtual Vantage(TM)   The Company's advanced visualization services

                   Fuel-Tech N.V. Subidiaries and Affiliates
                               December 31, 2000

                                                ---------------
                                                |             |
                                                |     FTNV    |
                                   -------------| Netherlands |---------------------------------------
                                   |            |   Antilles  |                 |                    |
                                   |            |             |                 |                    |
                                   |            ---------------                 |                    |
                                   | 49%                | 100%                  | 100%               | 21.6%
                                   |                    |                       |                    |
                              -----------               |                   ------------          ------------
                              |         |               |                   |          |          |          |
                              |   FTCS  |               |                   |   PPI    |          |    CDT   |
                              | Germany |               |                   | Delaware |          | Delaware |
                              |         |               |                   |          |          |          |
                              -----------               |                   ------------          ------------
                                                        |
                                                -----------------
                                                |               |
                                                |      FTI      |
        ----------------------------------------| Massachusetts |
        |             |               |         |               |
        | 100%        | 100%          | 100%    -----------------
        |             |               |                 |
  -----------     ----------     -----------            |---------------------
  |         |     |        |     |         |            |                    |
  |  FTJL   |     |  FTL   |     | Sp.zo.o |            | 100%               | 100%
  | Jamaica |     | Canada |     |  Poland |            |                    |
  |         |     |        |     |         |     ---------------         ---------
  -----------     ----------     -----------     |             |         |       |
                                                 |   HOLDINGS  |         |  Srl  |
                                                 | Netherlands |         | Italy |
                                                 |   Antilles  |         |       |
                                                 |             |         |       |
                                                 ---------------         ---------
                                                        |
                                                        | 100%
                                                 ---------------
                                                 |             |
                                                 |     BV      |         ---------------------------------------------------------
                                                 | Netherlands |         | FTNV     - Fuel-Tech N.V.                             |
                                                 |             |         | FTI      - Fuel Tech, Inc.                            |
                                                 ---------------         | Holdings - Fuel Tech Holdings, N.V.                   |
                                                        |                | BV       - Fuel Tech BV                               |
                                                        |   100%         | GmbH     - Fuel Tech GmbH                             |
                                                 ---------------         | FTL      - Fuel Tech Targeted Injection Chemicals Ltd.|
                                                 |             |         | FTJL     - Fuel Tech Jamaica Limited                  |
                                                 |    GmbH     |         | Srl      - Fuel Tech Srl                              |
                                                 |   Germany   |         | Sp.zo.o  - Fuel Tech Polske Sp.zo.o                   |
                                                 |             |         | PPI      - Platinum Plus, Inc.                        |
                                                 ---------------         | CDT      - Clean Diesel Technologies, Inc.            |
                                                                         | FTCS     - Fuel Tech CS GmbH                          |
                                                                         ---------------------------------------------------------

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

Fuel Tech, Inc.

     FTI's special focus is the worldwide marketing of its oxides of nitrogen ("NOx") reduction and FUEL CHEM(R) Processes. The NOx reduction technologies, which include the NOxOUT(R), NOxOUT CASCADE(R), NOxOUT SCR(R) and FLGR(TM) Processes, reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. The FUEL CHEM business uses chemical processes for slagging, fouling, and corrosion control and plume abatement in furnaces and boilers through the addition of chemicals into the fuel or by Targeted-In-Furnace-Injection. FTI has a number of other technologies, both commercial and in the development stage, that are for the most part add-ons to the NOxOUT Process or similar in their technological base. FTI's business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

Clean Diesel Technologies, Inc.

     CDT, a Delaware corporation, is a specialty chemical company supplying fuel additives and systems that reduce harmful emissions from internal combustion engines while improving fuel economy. CDT's two main technology areas are Platinum Fuel Catalysts ("PFC's") for emission control and fuel economy improvement in diesel and gasoline-fueled engines and NOx reduction systems for control of NOx emissions from stationary and mobile diesel engines. CDT was formed in 1994 as a wholly owned subsidiary of the Company, which had conducted fundamental work regarding the Company's technologies. CDT was spun off by the Company in a 1995 rights offering. At December 31, 2000, the Company held 21.6% of the equity of CDT in the form of CDT common stock and Series A Convertible preferred stock. CDT is a public company registered under the Securities Act of 1934. CDT's technology was in part acquired by assignment from the Company, which assignment obligates CDT until 2008 to pay to the Company royalties of 2.5% of gross revenues derived from sale of the PFC's.

American Bailey Corporation

     American Bailey Corporation ("ABC") performs management services for the Company under an Agreement dated April 30, 1998, as amended. Ralph E. Bailey, Chairman, Chief Executive Officer and Managing Director of the Company, and Douglas G. Bailey, Managing Director of the Company, are shareholders of ABC. See the more detailed information relating to this subject under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be distributed in connection with the Company's 2001 Annual General Meeting of Shareholders, which information is incorporated by reference. Also, refer to Note 2 to the consolidated financial statements.

NOx Reduction

Regulations and Markets

     The global air pollution control market is estimated by management at more than $18 billion. The domestic U.S. air pollution control market is the primary driver in the Company's business. The Company estimates the domestic market to be $2 billion per year over the next three to four years. This market is dependant on air pollution regulations and their continued enforcement. These regulations are based on the Clean Air Act Amendments of 1990 (the "CAAA") which require reductions in NOx emissions on varying timetables with respect to various sources of emissions. Under Title I - Ozone Non-Attainment (Ozone Transport) of the CAAA, over 1000 utility and large industrial boilers in 19 states must achieve certain NOx reduction targets from 2003 to 2005. Under Title III - Air Toxics of the CAAA, 80 municipal solid waste facilities in the U.S. had to achieve certain NOx reduction targets by December 2000. Also, in Europe under European Union Directives, over 100 industrial units must achieve NOx reductions by 2005.

     In 1994, governors of eleven Northeastern states, known collectively as the Ozone Transport Region, signed a Memorandum of Understanding requiring utilities to reduce their NOx emissions by 55% to 65% from 1990 levels by May 1999. In 1998, the EPA announced more stringent regulations. The Ozone Transport State Implementation Plan (SIP) Call regulation, designed to mitigate the effects of wind-aided ozone transported from the Midwestern and Southeastern U.S. into the Northeastern non-attainment areas, requires, following the litigation described below, 19 states to make even deeper reductions of 85% from 1990 levels by May 31, 2004. Over 1,000 utility and large industrial boilers are affected by these mandates. Additionally, most other states with non-attainment areas are also required to meet ambient air quality standards for ozone by 2007.

     As noted above, the SIP Call is the federal mandate originally introduced in 1998 to further reduce NOx in 22 states by May 2003. This mandate was an extension of Phase II of Title I of the Clean Air Act Amendments of 1990 (CAAA). On May 14, 1999, the U.S. Circuit Court of Appeals for the District of Columbia Circuit issued a decision and opinion in American Trucking Association, Inc. et al v. Environmental Protection Agency et al (No. 97-1440), in which the Court found that the 1997 EPA adoption of primary and secondary national ambient air quality standards for particulate matter and ozone involved an unconstitutional delegation of Congressional power and remanded the case to the EPA for action. Also, on May 25, 1999 in a separate case, State of Michigan et al v. Environmental Protection Agency (No. 98-1497), the same Court ordered a partial stay of implementation of the SIP Call regulation until further order of the Court. This order was in response to a motion of the plaintiffs to delay implementation of the SIP Call regulation until resolution of their suit challenging that regulation. On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states and, on June 22, 2000, the same court made a final ruling upholding the EPA's SIP Call regulation and denying the appeal of the states and utilities. Subsequent to this court ruling, the stay in the SIP Call was lifted. Although the NOx reduction requirement date was moved back one year to May of 2004, 19 states were required to complete and issue their State Implementation Plans for NOx reduction by late October of 2000. These plans, which the EPA has until October 2001 to approve, will potentially impact 700 to 800 utility boilers and 400 to 500 industrial units.

     In February 2001, the Federal Supreme Court, in a unanimous decision, upheld EPA's authority to revise the National Ambient Air Quality Standard for ozone to 0.080 parts per million averaged through an eight-hour period from the current 0.120 parts per million for a one-hour period. This more stringent standard provides clarity and impetus for air pollution control efforts well beyond the current ozone attainment requirement of 2007. In keeping with this trend, the Supreme Court, only days later, denied industry's attempt to stay the SIP Call, effectively exhausting all means of appeal.

     In addition to the SIP Call regulation, the so-called Section 126 Petitions, which enable downwind states to obtain relief from pollutants arising from their upwind neighbors, require major emissions sources in 12 of the 19 aforementioned states to comply with the 85% aggregate NOx reduction requirement by May 1, 2003. Based on these regulatory developments, the Company expects to see project bookings from utilities resume in the first half of 2001 and beyond.

Products

     The Company's NOxOUT Process is a Selective Non-Catalytic Reduction ("SNCR") process that uses non-hazardous urea as the reagent rather than ammonia. The NOxOUT Process on its own is capable of reducing NOx by up to 40% for utilities and by potentially significantly greater amounts for industrial units in many types of plants with capital costs ranging from $6 - $20/kw for utility boilers and with annualized operating costs ranging from $400 - $1,500/ton of NOx removed.

     The Company's NOxOUT CASCADE Process provides for the addition of catalyst as an add-on to the NOxOUT Process to achieve performance similar to Selective Catalytic Reduction ("SCR"). Based on demonstrations, NOxOUT CASCADE's capital cost is less than that of SCR, while operating costs are competitive with those experienced by SCR.

     The Company's NOxOUT SCR Process utilizes urea as a catalyst reagent to achieve NOx reductions of up to 90% from stationary combustion sources with capital and operating costs competitive with equivalently sized, standard SCR systems.

     Fuel Lean Gas Reburn (FLGR), licensed from the Gas Technology Institute on a co-exclusive basis, utilizes injection of natural gas to react with and reduce NOx by 25-40%.

     The Company is currently in the process of commercially offering its NOxOUT ULTRA system. The system is designed to safely and economically convert urea to ammonia for use as a reagent in the selective catalytic process (SCR) for NOx reduction. In this fashion, the Company intends to participate in the SCR segment of the SIP Call driven market. Recent local hurdles encountered in the ammonia permitting process have raised concerns regarding the safety of ammonia storage in quantities sufficient to supply SCR.

     Sales of the NOx reduction technologies were $17.4 million, $27.5 million and $19.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     SCR is an effective and proven method of control for the removal of up to 90% of NOx. SCR has a high capital cost ranging from $55 - $150/kw on retrofit coal applications. Such companies as ABB Ltd., The Babcock & Wilcox Company, Cormetech, Inc., Engelhard Corporation, Foster Wheeler Corporation, Peerless Manufacturing Company, and the Siemens Westinghouse Power Corporation are active SCR system providers.

     The use of ammonia as the reagent for the SNCR process was developed by the ExxonMobil Corporation. The Company understands that the ExxonMobil patents on this process have expired. This process can reduce NOx by 30% to 70% on incinerators, but has limited applicability in the utility industry. Ammonia system capital costs range from $15 - $22/kw for utility applications; annualized operating costs range from $1,000 - $3,000/ton of NOx removed. These systems require the use of stored ammonia, a hazardous substance.

     In addition to or in lieu of using the foregoing processes, certain customers will elect to close or derate plants, purchase electricity from third-party sources, switch from higher to lower NOx emitting fuels or purchase NOx emission allowances.

FUEL CHEM

Product and Markets

     The Company's fireside and fuel additive programs, FUEL CHEM, help improve unit performance and reduce customer-operating costs. Through the program, customers have enjoyed returns on their investments of up to 500%. The Targeted-In-Furnace-Injection program, a key FUEL CHEM technology on which two patents have been issued, is a uniquely engineered and economical solution to furnace fouling and corrosion problems. Electric utilities, the pulp and paper industry and municipal solid waste incinerator facilities make up the principal markets for the program.

     Sales of the FUEL CHEM products were $4.5 million, $5.8 million and $6.0 million for the years ended December 31, 2000, 1999 and 1998 respectively.

Competition

     In early 2000, oil prices nearly tripled having a significant effect on oil-fired electric utilities and the pulp and paper market. This price increase caused many customers operating in these markets to switch to natural gas, a less costly fuel at the time, and reduce the capital expenditures and equipment purchases required to participate in FUEL CHEM programs. The market price of natural gas increased dramatically late in 2000, causing many customers to switch back to oil. This, however, occurred too late in the year to have a material positive impact on financial results in 2000.

     Competition for the Company's FUEL CHEM product line includes chemicals sold by specialty chemical companies, such as Hercules Incorporated, primarily in the traditional heavy-fuel-oil treatment area. No substantive competition currently exists for the Company's technology for Targeted-In-Furnace-Injection of additives for control of slagging, fouling, and corrosion and for plume abatement, but there can be no assurance that such lack of substantive competition will continue.

 Advanced Engineering Services

     The Company's Advanced Engineering Services ("AES") continued in 2000 to support the sale of the Company's NOx reduction and FUEL CHEM systems, particularly through the use of computational fluid dynamics ("CFD") tools. These CFD tools assist in the prediction of the behavior of gas flows, thereby enhancing the implementation of the Company's NOx reduction systems and the application of its FUEL CHEM slag and corrosion control processes. Also, in 2000, the Company augmented its AES staff and equipment with a view toward not only better serving the Company's customers but also to seek other applications for its services. Toward this goal, Virtual Vantage(TM) was developed in 2000. Virtual Vantage embodies the Company's advanced visualization service capabilities, which enable complex data sets to be viewed in a virtual reality environment.

Intellectual Property

     See Item 2 "Description of Property" for information on the Company's intellectual property and proprietary position, which are material to its business.

Employees

     The Company has 65 full-time employees, 60 in North America and 5 in Europe. The Company enjoys good relations with its employees and is not a party to any labor management agreements.

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

(ii) Common Shareholders Subordinate to Nil Coupon Loan Note Holders

     In the event of a liquidation of the Company, the holders of the Common Shares of the Company will be subordinate to the prior claims of the holders of the Company's Nil Coupon Loan Notes in principal amount at the date of this report of approximately $4.0 million.

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

(v)  Competition

     Competition in the NOx control market will come from processes utilizing low-NOx burners, over-fired air, flue gas recirculation, ammonia SNCR, SCR and, with respect to particular uses of urea not infringing the Company's patents, urea (see Item 2 "Description of Property"). Competition will also come from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or derating of units, and sale or trade of pollution credits. Utilization by customers of such processes or business practices or combinations thereof may adversely affect the Company's pricing and participation in the Title I, Phase II NOx Control market if customers elect to comply with regulations by methods other than the Company's NOxOUT, NOxOUT CASCADE or FLGR processes. See above under this Item I the text under the captions "Products" and "NOx Reduction Competition."

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

(vii) Protection of Patents and Proprietary Rights

     The Company holds licenses to or owns a number of patents and has patents pending. There can be no assurance that pending patent applications will be granted or that outstanding patents will not be challenged or circumvented by competitors. Certain critical technology relating to the Company's products is protected by trademark and trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that the Company will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights. See Item 2 "Description of Property."

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's NOxOUT Process is based on the Electric Power Research Institute (EPRI) urea technology embodied in two patents licensed to the Company ("EPRI patents"). One of these patents expired in 1997 and the other expired in 1999. In addition to these, the Company owns 124 patents worldwide, with 2 patent applications pending in the U.S., covering some 41 inventions, 35 related to the NOxOUT Process. These inventions represent significant enhancements of the application and performance of the technologies. Although the EPRI patents and license have expired, the Company believes that the protection provided by the numerous claims in the above referenced patents or patent applications of the Company is substantial and, regardless of the expired EPRI urea patents, affords the Company a significant competitive advantage in the SNCR field. Accordingly, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on the Company's business.

     The Company's most recent NOx reduction technology is Fuel Lean Gas Reburn
(FLGR) which is licensed from the Gas Technology Institute in Chicago, Illinois and which expires in November of 2003 with an option to extend the agreement for a seven-year period of time.

     Apart from its intellectual property, the property of the Company is not material.

     The Company and its subsidiaries operate from leased office and engineering facilities in Curacao, Netherlands Antilles; Batavia, Illinois; Stamford, Connecticut; Essen, Germany; and Milan, Italy.

ITEM 3. LEGAL PROCEEDINGS

     The Company has no pending litigation material to its business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

                                     PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

     The Company's Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc. (Small Capitalization) and the Berlin Stock Exchange.

Prices

     The table below sets forth the high and low sales prices during each calendar quarter since January, 1999.


             2000                  High           Low
             ----                  ----           ---
         Fourth Quarter            2.375         1.250
         Third Quarter             2.625         1.875
         Second Quarter            2.813         1.844
         First Quarter             3.500         1.844

             1999
             ----
         Fourth Quarter            3.625         1.750
         Third Quarter             3.750         1.906
         Second Quarter            2.188         0.875
         First Quarter             2.375         1.375

Dividends

     The Company has not to date paid dividends on its Common Shares and is not expected to do so in the foreseeable future.

Holders

     Based on information from the Company's Transfer Agent, as of March 2, 2001, there were 441 registered holders of the Company's common stock. Management believes that, on such date, there were approximately 1,800 beneficial holders of the Company's common stock.

Transfer Agent

     The Transfer Agent and Registrar for the Common Shares is Mellon Investor Services, LLC, 85 Challenger Road, Overpeck Centre, Ridgefield Park, New Jersey 07660.

Exchange Controls

     The Company received a license of unlimited duration from the Central Bank of the Netherlands Antilles to exempt it from foreign exchange controls in dealings with parties outside of the Netherlands Antilles or with parties in the Netherlands Antilles holding a similar license. The Company also received a business license of unlimited duration that allows the securities of the Company to be held by non-residents of the Netherlands Antilles. There are no other restrictions on the rights of such non-residents as shareholders. The books of the Company are maintained in United States dollars, however, there are transactions in other currencies.

Taxation

     Under the Netherlands Antilles tax code applicable to the Company until at least the fiscal year 2019, the Company's income taxes in the Netherlands Antilles, which are based on profits exclusive of Dutch dividends received, are computed at a rate of 2.4% on the first 100,000 Netherlands Antilles Guilders (approximately $60,000) and 3% on the excess. Also, capital gains and losses are not included in the taxable profit of the Company. Based on a tax ruling received by the Company, Dutch dividends received will be taxed to the Company at a rate of 5.0% at source, and at 5.5% of the net Dutch dividends in the Netherlands Antilles until at least the fiscal year 2005. Fuel-Tech N.V. is not now liable for tax in any jurisdiction other than the Netherlands Antilles. The subsidiaries of the Company are generally subject to the tax regimes of the jurisdictions where they are incorporated and conduct operations but not in the Netherlands Antilles.

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

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data is presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2000. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2000, and "Management's Discussion and Analysis of Financial Condition and Results of Operations. "(1)

                                                                               For the years ended December 31
                                                              -------------------------------------------------------------------
         STATEMENT of OPERATIONS DATA                             2000         1999         1998         1997           1996
         (in thousands of U.S. dollars, except for            -------------------------------------------------------------------
         share data)
         Net sales                                              $ 21,906     $ 33,325     $ 25,864      $      -        $      -
         Royalty income from NFT                                       -            -            -           148             245
         Loss from equity interest in joint venture                    -            -            -           853             128
         Selling, general and administrative and other
         costs and expenses                                        9,305        9,691        8,927         2,064           2,216
         Net income (loss)                                           415        3,008          539        (2,571)         (1,845)
                                                              -------------------------------------------------------------------
         Basic income (loss) per common share                   $   0.02     $   0.17     $   0.03      $  (0.21)       $  (0.15)
         Diluted income (loss) per common share                 $   0.02     $   0.16     $   0.03      $  (0.21)       $  (0.15)
         Weighted-average basic shares outstanding            18,396,000   17,752,000   15,680,000    12,387,000      12,380,000
         Weighted-average diluted shares outstanding          19,621,000   19,335,000   17,437,000    12,387,000      12,380,000

                                                                                       December 31
                                                              -------------------------------------------------------------------
         BALANCE SHEET DATA                                        2000         1999         1998          1997            1996
         (in thousands of U.S. dollars, except for per        -------------------------------------------------------------------
         share data)

         Working capital                                        $ 12,542     $ 12,126     $  9,047       $ 1,766         $ 3,951
         Total assets                                             23,089       24,464       19,153         5,947           8,472
         Total liabilities                                         8,522       10,773        8,837           701             481
         Shareholders' equity (2)                                 14,567       13,691       10,316         5,246           7,991
         Net tangible book value per share (3)                  $   0.59     $   0.52     $   0.45       $  0.37         $  0.56

(1) Effective April 30, 1998, Fuel Tech, Inc., a wholly owned subsidiary of Fuel-Tech N.V. (the "Company"), purchased Nalco Chemical Company's 50% interest in the Nalco Fuel Tech (NFT) joint venture. As a result of this transaction, the Company now owns 100% of the assets and liabilities of NFT. The 1998 operations of NFT have been consolidated with those of the Company for the entire year. The Company's operating results for 1996 - 1997 reflect the Company's 50% share of operating results on the equity basis of accounting. Refer to Note 2 to the consolidated financial statements.

(2) Shareholders' equity includes outstanding nominal nil coupon non-redeemable perpetual loan notes. See Note 5 to the consolidated financial statements.

(3) Assumes full conversion of the Company's nil coupon non-redeemable perpetual loan notes into shares of the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

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

2000 versus 1999

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

     Net sales in 2000 totaled $21,906,000 versus net sales of $33,325,000 in 1999, a decline of 34%. This overall decline is due primarily to a $13,337,000 year on year reduction in domestic NOx reduction project revenue from utilities. This result was somewhat offset by a 28% increase in domestic NOx reduction industrial project revenue, as particular emphasis was placed on this market segment while awaiting resolution of litigation concerning regulations affecting the domestic utility segment. International NOx reduction industrial project revenues in 2000 were behind 1999 by 51%, with the decline being attributable to the closure of Fuel Tech GmbH, a wholly owned subsidiary of the Company (discussed further below) and to the completion of a major project in Asia in 1999. International project revenues were, however, supported by the continued maturation of the Western European market, with new business attained in France and Italy. Lastly, revenues derived from the sale of fuel treatment chemicals domestically and internationally fell short of 1999 levels by 9% and 58%, respectively. Domestically, the negative impact of high crude oil prices early in the year could not be completely overcome by year-end gains resulting from the high price of natural gas (causing boiler operators to switch fuels back to oil), and the penetration of the Company's patented Targeted-In-Furnace-Injection technology. The decline in International fuel treatment chemical revenues was primarily attributable to a large customer's change in fuels, thus eliminating their requirement for treatment chemicals.

     The Company believes that the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP Call regulation contributed to the decline experienced in 2000 in domestic NOx reduction utility project revenue. The SIP Call is the federal mandate introduced in 1998 to further reduce NOx in 22 states by May 2003. This mandate was an extension of Phase II of Title I of the Clean Air Act Amendments of 1990 (CAAA). In May 1999 a "stay" was imposed on this regulation. On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states and, on June 22, 2000, the same court made a final ruling upholding the EPA's SIP Call regulation and denying the appeal of the states and utilities. Subsequent to this court ruling, the stay in the SIP Call was lifted. Although the NOx reduction requirement date was moved back one year to May of 2004, 19 states were required to complete and issue their State Implementation Plans for NOx reduction by late October of 2000. These plans will potentially impact 700 to 800 utility boilers and 400 to 500 industrial units.

     In addition to the SIP Call regulation, the so-called Section 126 Petitions, which enable downwind states to obtain relief from pollutants arising from their upwind neighbors, require major emissions sources in 12 of the 19 aforementioned states to comply with the 85% aggregate NOx reduction requirement by May 1, 2003. The Company expects to see project bookings from utilities resume in the first half of 2001 due to these regulations.

     In 2000, the Company and American Electric Power Company, Inc. ("AEP"), one of the United States' largest generators of electricity with more than 38,000 megawatts of generating capacity, announced that they had executed an agreement for the potential use of the Company's Selective Non-Catalytic Reduction (SNCR) technology on AEP's coal-fired power plants. The Company will be the sole-source SNCR provider to AEP for the term of the agreement, which expires on the earlier of December 31, 2007 or through the date that AEP achieves all required federal, state and local NOx and ozone requirements. The agreement gives AEP guaranteed priority status for Fuel Tech's services on units in AEP's generating fleet on which AEP decides to use SNCR technology during a period of expected increased demand for the technology. This agreement with AEP also provides the Company with additional flexibility in an emissions reduction procurement marketplace that will become increasingly dynamic as NOx reduction deadlines approach (May 2003 and May 2004). The Company entered into a similar alliance agreement in May of 2000 with another large Midwest utility.

     As noted above, sales in the domestic fuel treatment chemical segment increased during the latter part of 2000. In addition to this recent revenue increase resulting from the increase in the cost of natural gas that has caused customers to switch back to using fuel oil, significant effort is being expended to further penetrate and enter the potentially lucrative pulp and paper and Powder River Basin coal markets. The Company is directing its sales and marketing efforts toward the penetration of its patented Targeted-In-Furnace-Injection technology towards these segments of the market, where the return on investment to the Company's customers can reach in excess of 500% per year.

     The gross margin percentage on an overall basis across all products was 46.3% in 2000, compared with 43.6% in 1999. The improvement was realized primarily due to the reduction in revenues realized from lower margin NOx reduction utility projects in the United States in 2000 versus 1999, and to the improved margin performance on NOx reduction industrial projects. As NOx reduction revenues from utility companies in the United States increase due to the above-mentioned regulations, this business will comprise a much larger percentage of the Company's overall revenues. As a result, the Company believes that although NOx reduction industrial project margins will be sustained, the overall gross margin percentages will gradually decline over the next several years.

     The Company's net income on a consolidated basis for the 12 months ended December 31, 2000 included a net charge of $490,000 related to the restructure of its European operations in an effort to consolidate its business and enhance profitability. In the second quarter, the Company announced that it would concentrate its European resources in its Italian company, Fuel Tech Srl, and shut down Fuel Tech GmbH, a wholly owned subsidiary, in Germany. The restructuring consisted of the following transactions, which were recorded at June 30, 2000:

               - Fuel Tech GmbH's NOxOUT chemical business was sold to a new entity in Germany (Fuel Tech CS GmbH) in which the Company holds a 49% ownership interest that was acquired for $116,000. The selling price is dependent on future results of the chemical business, but will not be less than 1,250,000 deutsche marks (approximately $600,000), paid out over three years. A gain on this transaction of $269,000 was recorded in other income and expense in the consolidated statement of operations.

               - Fuel Tech GmbH recorded a charge of $528,000 related to the closure of the entity. The charge included accruals of $343,000 primarily for severance obligations for four employees, lease termination costs and other costs related to the closure of the entity. This charge was recorded as a reduction to operating income in the consolidated statement of operations. As of December 31, 2000, the Company made payments of approximately $277,000 related to this charge. The remaining amount is expected to be paid during the first half of 2001.

               - The cumulative foreign currency translation loss related to Fuel Tech GmbH of $231,000 was recognized as other income and expense in the consolidated statement of operations.

     Selling, general and administrative costs decreased by $953,000 from 1999. The decrease is due primarily to a reduction in revenue-based expenses, such as sales commissions to employees and agents, and to a lesser extent, to reductions in controllable expenses.

     The Company recorded a net loss from its equity interest in affiliates during the year 2000 of $195,000. This amount consists of a $225,000 loss recognized on its equity investment in Clean Diesel Technologies, Inc. (CDT), offset by a $30,000 gain on its investment in Fuel Tech CS GmbH. The Company has a 21.6% common stock ownership interest in CDT as of December 31, 2000, while the Company has a 49% ownership interest in Fuel Tech CS GmbH as noted above. Please refer to Note 9 of the consolidated financial statements for a further discussion of related party transactions.

     Interest expense increased to $354,000 for the 12 month period ended December 31, 2000 from $309,000 for the same period in 1999. The unfavorable variance is due solely to the increase in the average outstanding principal debt balance during the year. A $4.5 million term loan was received on September 1, 1999, and was used to retire a note held by Nalco with a remaining principal balance of $2.5 million and for the buyout of a contingent payment obligation, as noted above.

     Other income and expense for the 12 month period ended December 31, 2000 was favorable versus the prior year by $333,000. Higher levels of interest income driven by favorable cash balances and higher interest rates, as well as the impact of the German transactions discussed above provided the positive variance.

     The Company did not record the impact of income taxes in 2000, while income tax expense of $1,299,000 was recorded in 1999. The Company has $46.0 million in U.S. federal income tax loss carryforwards as of December 31, 2000 (the deferred tax benefit of which has been offset by a valuation allowance in the Company's balance sheet). There was no income tax impact recorded in the 2000 results primarily due to recording the benefit of the net operating losses generated in prior years, which were carried forward and applied at the state level.

     Effective March 31, 1985, FTI effected a quasi-reorganization and reduced the value of certain of its assets. Tax benefits resulting from the utilization of the U.S. federal tax loss carryforwards existing as of the date of the quasi-reorganization have been excluded from the results of operations and credited to additional paid-in capital when realized. Tax benefits from the utilization of such carryforwards of $722,000 and $1,363,000 were realized in 1999 and 1998, respectively. As such, a non-cash charge was recorded as income tax expense, and additional paid-in capital was increased accordingly for the amounts noted above in both years. There are no remaining tax loss carryforwards from years prior to the date of the quasi-reorganization.

     In the opinion of management, the Company's revenue growth in the short term will be directly related to the implementation of the requirements of the CAAA. The Company's implementor and alliance strategies will enable the Company to provide the NOxOUT Process to an increasing number of customers without significantly adding technical and support staff. Customers purchase the NOxOUT Process and related technologies from either the Company or its implementors. If customers purchase the NOxOUT Process from implementors, the per contract revenues to the Company may be lower, but more installations may be handled.

1999 versus 1998

     Net sales in 1999 totaled $33,325,000 versus net sales of $25,864,000 in 1998, an increase of 29%. The increase primarily represents a $4,872,000 increase in domestic NOx project revenue and a $2,746,000 increase in Asian pollution control revenue. The gains were marginally offset by a decline in the domestic fuel treatment chemical business.

     The domestic NOx increase was due to the substantial increase in utility industry air pollution control project revenue caused by the implementation of Phase II of Title I of the Clean Air Act Amendments of 1990 (CAAA). In 1994, governors of 11 Northeastern states, known collectively as the Ozone Transport Region, signed a Memorandum of Understanding requiring utilities to reduce their NOx emissions by 55% to 65% from 1990 levels by May 1999. This memorandum favorably impacted the domestic NOx utility project performance in 1999.

     The increase in Asian revenue was the direct result of one large contract at a Korean utility. The decline in domestic fuel treatment chemical sales was tied directly to the increased market price for fuel oil. As the price of fuel oil increased in 1999, customers switched their fuel source to natural gas, thus negating the requirement to utilize fuel treatment chemicals.

     Gross margin percentages were 43.6% in 1999 compared with 44.6% in 1998. The slight decline in margin percentage was due primarily to the impact of low-margin air pollution control projects in Europe in 1999, which were driven by a highly competitive marketplace. When excluding this factor, the gross margin on air pollution control revenues as a whole remained relatively flat year on year.

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

     The Company recorded $1.3 million of income tax expense in 1999 versus $1.4 million in 1998. The Company had $47.4 million in U.S. federal income tax loss carryforwards at December 31, 1999 (the deferred tax benefit of which has been offset by a valuation allowance in the Company's balance sheet). As noted previously, the Company effected a quasi-reorganization on March 31, 1985, and reduced the value of certain assets. Tax benefits resulting from the utilization of tax loss carryforwards existing as of the date of the quasi-reorganization are required to be excluded from the Company's results of operations and recorded as an increase to additional paid-in capital when realized. Consequently, additional paid-in capital was increased by $.7 million and $1.4 million in 1999 and 1998, respectively. At December 31, 1999, all tax loss carryforwards existing at the time of the quasi-reorganization had been fully utilized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were approximately $9.0 million at both December 31, 2000 and December 31, 1999. Operating activities provided $1.5 million of cash in 2000, which was driven by operating profits and the continued improvement in working capital management. Investing activities, which used cash of $1.0 million during the year, were primarily comprised of the aforementioned investments in CDT and Fuel Tech CS GmbH of $225,000 and $116,000, respectively, and to the continued investment in equipment and intellectual property of $774,000. Financing activities, which used cash of $336,000 during the year, were comprised of debt repayments of $675,000, which were offset by cash received from the exercise of stock options.

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

     At December 31, 2000, the Company had cash and cash equivalents of $8,987,000 and working capital of $12,542,000 versus $8,959,000 and $12,126,000 at the end of 1999, respectively.

     Effective April 30, 1998, FTI purchased Nalco's 50% interest in NFT for $1.1 million cash, the issuance of a $3.0 million note and up to $5.5 million in contingent payments based upon FTI's future performance. The acquisition of the aforementioned 50% interest in NFT was accounted for as a purchase. The notes bore interest at 10% per annum, payable quarterly, with principal payments of $250,000, payable quarterly, beginning on March 31, 1999. One-half of the contingent payments ($2.75 million) were based on the achievement of annual gross margin targets for the years 1998 - 2001, with the other half payable upon the achievement of a cumulative gross margin target for the years 1998-2001. The notes and contingent payment obligation were secured by materially all of the Company's assets. The contingent payment earned by Nalco in 1998 was $113,000. Such amount was included in goodwill in the Company's balance sheet.

     Simultaneously with this transaction, principals of American Bailey Corporation (ABC) invested $3.35 million in the Company in exchange for 4.75 million shares of the Company's common stock, and warrants to purchase an additional 3.0 million shares of the Company's common stock at an exercise price of $1.75. Such shares (and shares underlying the warrants) are restricted from sale for a period of three years from the date of the transaction, and give the holder certain registration rights.

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

     In 1999, the Company established with a bank a $3.0 million revolving credit facility that expires August 31, 2002. The facility can be used for both cash advances and letters of credit. At December 31, 2000, approximately $2,041,000 in standby letters of credit were outstanding and approximately $959,000 was available for cash advances.

     On September 1, 1999, the Company entered into a term loan agreement with a bank for a total principal balance of $4.5 million. The principal balance is to be repaid in quarterly installments of $225,000 commencing on December 31, 1999, with a final principal payment of $2,025,000 due on August 31, 2002. The Company has entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. The remaining principal balance bears interest at the prevailing rates available in the marketplace, which is based on the bank's Interbank Offering Rate plus 2.25%. The borrowings under this facility are collateralized by all personal property owned by the Company. The carrying value of the debt approximates fair value at December 31, 2000.

     As a result of the aforementioned transactions, the pending regulatory deadlines in the United States and the current cash and working capital positions, the Company believes that it will have sufficient resources to fund its growth and operations going forward.

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

     The Company is also exposed to changes in interest rates primarily due to its long-term debt arrangement (refer to Note 8 to the consolidated financial statements). The Company uses interest rate derivative instruments (an interest rate swap) to manage exposure to interest rate changes. The Company has entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS OF FUEL-TECH N.V.

We have audited the accompanying consolidated balance sheets of Fuel-Tech N.V. as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuel-Tech N.V. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Chicago, Illinois
February 27, 2001

          Consolidated Balance Sheets

(in thousands of U.S. dollars, except share data)

                                                                   2000             1999
                                                               ----------------------------
December 31

ASSETS
Current assets:
   Cash and cash equivalents                                      $ 8,987          $ 8,959
   Accounts receivable, net of allowances for doubtful
    accounts of $192 and $114, respectively                         7,550            9,636
   Inventories                                                        162              227
   Prepaid expenses and other current assets                        1,019              471
                                                               ---------------------------
Total current assets                                               17,718           19,293

Equipment, net of accumulated depreciation of $4,489 and
    $3,948, respectively                                            1,584            1,428
Goodwill, net of accumulated amortization of $590 and $256,
    respectively                                                    2,450            2,784
Other intangibles, net of accumulated amortization of $809
    and $826, respectively                                            458              579
Other assets                                                          879              380
                                                               ---------------------------
Total assets                                                      $23,089          $24,464
                                                               ===========================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of note payable                                $   900          $   900
   Accounts payable                                                 2,480            4,077
   Accrued liabilities:
     Employee compensation                                            714              922
     Other accrued liabilities                                      1,082            1,268
                                                               ---------------------------
Total current liabilities                                           5,176            7,167

Note payable                                                        2,700            3,375
Other liabilities                                                     646              231
                                                               ---------------------------
Total liabilities                                                   8,522           10,773

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized,
   18,526,972 and 18,328,673 shares issued, respectively              185              183
Additional paid-in capital                                         86,097           85,692
Accumulated deficit                                               (74,574)         (74,989)
Accumulated other comprehensive income (loss)                          97              (25)
Treasury stock                                                     (1,058)          (1,058)
Nil coupon perpetual loan notes                                     3,820            3,888
                                                               ---------------------------
Total shareholders' equity                                         14,567           13,691
                                                               ---------------------------
Total liabilities and shareholders' equity                        $23,089          $24,464
                                                               ===========================

 See notes to consolidated financial statements.

      Consolidated Statements of Operations
(in thousands of U.S. dollars, except share data)

                                                            2000              1999           1998
                                                         -----------       -----------     ---------
For the years ended December 31


Net revenues                                                $21,906           $33,325        $25,864

Costs and expenses
    Cost of sales                                            11,757            18,805         14,334
    Selling, general and administrative                       7,934             8,887          7,897
    Research and development                                    843               804          1,030
    Closing costs of German subsidiary                          528                 -              -
                                                         -------------------------------------------
                                                             21,062            28,496         23,261
                                                         -------------------------------------------
Operating income                                                844             4,829          2,603

Loss from equity interest in affiliates                        (195)                -           (500)
Interest expense                                               (354)             (309)          (206)
Other income (expense):
     Gain on sale of German subsidiary chemical business        269                 -              -
     Cumulative translation loss of German subsidiary          (231)                -              -
     Other income (expense), net                                 82              (213)           117
                                                         -------------------------------------------
Income before minority interest and taxes                       415             4,307          2,014
Less:  Minority interest in NFT                                   -                 -           (112)
                                                         -------------------------------------------
Income before taxes                                             415             4,307          1,902
Income tax expense                                                -            (1,299)        (1,363)
                                                         -------------------------------------------
Net income                                                  $   415           $ 3,008        $   539
                                                         ===========================================

Net income per common share
     Basic                                                  $  0.02           $  0.17        $  0.03
     Diluted                                                   0.02              0.16           0.03

Average number of common shares outstanding
     Basic                                               18,396,000        17,752,000     15,680,000
     Diluted                                             19,621,000        19,335,000     17,437,000

See notes to consolidated financial statements.

      Consolidated Statements of Shareholders' Equity
(in thousands of U.S. dollars, except share data in thousands)

                                                                              Accumulated
                                                                                 Other
                                Common Stock       Additional                Comprehensive  Treasury Stock     Nil Coupon
                             -------------------    Paid-in    Accumulated      Income      ---------------     Perpetual
                              Shares     Amount     Capital      Deficit        (Loss)      Shares   Amount    Loan Notes     Total
                             -------------------------------------------------------------------------------------------------------
Balance at January 1, 1998    12,484      $125      $67,487      $(78,536)      $(34)         94    $(1,058)    $17,262     $ 5,246
Comprehensive income:
   Net income                                                         539                                                       539
   Foreign currency
    translation
    Adjustment                                                                    86                                             86
                                                                                                                             ------
Comprehensive income                                                                                                            625
                                                                                                                             ------
Conversion of nil coupon
   perpetual loan notes into
   common stock                    2         -           13                                                         (13)          -
Tax benefit from years
   prior to
   quasi-reorganization                               1,363                                                                   1,363
Issuance of new shares         4,750        47        3,035                                                                   3,082
                             ------------------------------------------------------------------------------------------------------
Balance at December 31, 1998  17,236      $172      $71,898      $(77,997)      $ 52          94    $(1,058)    $17,249     $10,316
Comprehensive income:
   Net income                                                       3,008                                                     3,008
   Foreign currency
     translation
     adjustment                                                                  (77)                                           (77)
                                                                                                                            -------
Comprehensive income                                                                                                          2,931
                                                                                                                            -------
Conversion of nil coupon
   perpetual loan notes into
   common stock                  963        10       10,372                                                     (10,382)          -
Purchase of nil coupon
   perpetualloan notes                                2,535                                                      (2,979)       (444)
Tax benefit from years
   prior to
   quasi-reorganization                                 722                                                                     722
Exercise of stock options        129         1          211                                                                     212
Other                                                   (46)                                                                    (46)
                             ------------------------------------------------------------------------------------------------------
Balance at December 31, 1999  18,328      $183      $85,692      $(74,989)      $(25)         94    $(1,058)     $3,888     $13,691
Comprehensive income:
   Net income                                                         415                                                       415
   Foreign currency
     translation
     adjustments                                                                 122                                            122
                                                                                                                            -------
Comprehensive income                                                                                                            537
                                                                                                                            -------
Conversion of nil coupon
   perpetual loan notes into
   common stock                    7         -           68                                                         (68)          -
Exercise of stock options        192         2          337                                                                     339
                             ------------------------------------------------------------------------------------------------------
Balance at December 31, 2000  18,527      $185      $86,097      $(74,574)       $97          94    $(1,058)     $3,820     $14,567
                             ======================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
  (in thousands of U.S. dollars)

                                                                 2000           1999           1998
                                                            --------------------------------------------
For the years ended December 31

OPERATING ACTIVITIES
Net income                                                        $  415         $3,008        $  539
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                     601            519           317
    Amortization                                                     382            261            57
    Provision for doubtful accounts                                  233            134             -
    Loss on equipment disposals/impaired assets                       82            246            52
    Loss from equity interest in affiliates                          195              -           388
    Income taxes                                                       -            722         1,363
    Closing reserve for German subsidiary                            528              -             -
    Cash payments against German subsidiary closing reserve         (277)             -             -
    Gain on sale of German subsidiary chemical business             (269)             -             -
    Cumulative translation loss of German subsidiary                 231              -             -

   Changes in operating assets and liabilities:
       Accounts receivable                                         1,758           (759)       (4,156)
       Inventories, prepaid expenses, other current assets
         and other noncurrent assets                                (459)           139           403
      Accounts payable, accrued liabilities and other
         noncurrent liabilities                                   (1,957)           661           411
      Other                                                            3             69            90
                                                            -----------------------------------------
Net cash provided by (used in) operating activities                1,466          5,000          (536)

INVESTING ACTIVITIES
   Investment in and loans to CDT                                   (225)             -          (500)
   Investment in Fuel Tech CS GmbH                                  (116)             -             -
   Proceeds from sale of German subsidiary chemical
         business                                                    122              -             -
   Purchase of 50% of NFT                                              -         (1,958)          514
   Consolidation of opening NFT cash balance                           -              -         1,595
   Purchases of equipment and patents                               (774)          (795)         (396)
                                                            -----------------------------------------
Net cash (used in) provided by investing activities                 (993)        (2,753)        1,213

FINANCING ACTIVITIES
     Issuance of common shares                                         -            (46)        3,082
     Exercise of stock options                                       339            212             -
     Purchase and retirement of nil coupon loan notes                  -           (444)            -
     Repayment of borrowings                                        (675)        (3,225)            -
     Proceeds from borrowings                                          -          4,500             -
                                                            -----------------------------------------
Net cash (used in) provided by financing activities                 (336)           997         3,082

Effect of exchange rate fluctuations on cash                        (109)           (77)           86
                                                            -----------------------------------------
Net increase in cash and cash equivalents                             28          3,167         3,845
Cash and cash equivalents at beginning of year                     8,959          5,792         1,947
                                                            -----------------------------------------
Cash and cash equivalents at end of year                          $8,987         $8,959        $5,792
                                                            =========================================

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

     For the years ended December 31, 2000, 1999 and 1998, 20%, 25% and 20% of the Company's revenues, respectively, were derived from international markets, principally in Europe and Asia.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. As more fully discussed in Note 2, on April 30, 1998, FTI purchased Nalco Chemical Company's (Nalco's) 50% share in the Nalco Fuel Tech (NFT) joint venture, increasing FTI's ownership of the joint venture's assets and liabilities to 100%. The accompanying financial statements consolidate the results of NFT from January 1, 1998, and reflect Nalco's 50% interest in the joint venture for the period from January 1, 1998, through April 30, 1998, as a minority interest. Prior to 1998, the Company accounted for its 50% interest in NFT using the equity method of accounting. Also, as discussed in Note 9, effective as of June 30, 2000, the Company sold its German chemicals business to Fuel Tech CS GmbH, an entity in which the Company holds a 49% ownership interest that is accounted for using the equity method.

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

Cash Equivalents and Financial Instruments

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2000, substantially all of the Company's cash and cash equivalents are on deposit with two financial institutions. All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

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

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, was adopted as of January 1, 2001, and did not materially impact the Company's financial statements.

Accounts Receivable

     Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on contracts under the percentage of completion method. At December 31, 2000 and 1999, unbilled receivables were approximately $2,256,000 and $4,413,000, respectively.

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

Equipment

     Equipment is stated on the basis of cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives as follows:

     Laboratory equipment.....................................  5-10 years
     Furniture and fixtures...................................  3-10 years
     Computer equipment and software..........................   3-5 years
     Field equipment..........................................   3-4 years
     Vehicles.................................................     3 years

Accounting for the Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The impact of such losses on the Company was $82,000 and $94,000 for the years ended December 31, 2000 and 1999, respectively.

Revenue Recognition

     The Company uses the percentage of completion method of accounting for certain long-term equipment construction and license contracts. Under the percentage of completion method, sales and gross profit are recognized as work is performed based on the relationship between actual engineering hours and equipment construction costs incurred and total estimated hours and costs at completion. Sales and gross profit are adjusted prospectively for revisions in completion estimates and contract values. Revenues from the sales of chemical products are recorded when title transfers, generally at the time of shipment.

Stock-Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under the Company's current plans, options may be granted at not less than the fair market value on the date of grant, and therefore, no compensation expense is recognized for the stock options granted.

Basic and Diluted Earnings Per Common Share

     Basic earnings per share excludes the dilutive effects of stock options and of the nil coupon non-redeemable convertible unsecured loan notes (see Note 5). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes and of stock options and warrants. The following table sets forth the weighted-average shares used in calculating earnings per share (in thousands):

                                                    2000         1999
                                                 ----------------------
 Basic weighted-average shares                     18,396        17,752
 Conversion of unsecured loan notes                   483           591
 Unexercised options and warrants                     742           992
                                                   --------------------
 Diluted weighted-average shares                   19,621        19,335
                                                   ====================

2. THE NALCO AND AMERICAN BAILEY CORPORATION TRANSACTIONS

     Effective April 30, 1998, FTI purchased Nalco's 50% interest in NFT for $1.1 million cash, the issuance of a $3.0 million note and up to $5.5 million in contingent payments based upon FTI's future earnings. The acquisition was accounted for as a purchase. The notes bore interest at 10% per annum, payable quarterly, with principal payments of $250,000, payable quarterly, beginning on March 31, 1999. One-half of the contingent payments ($2.75 million) was based on the achievement of annual gross margin targets for the years 1998 - 2001, with the other half payable upon the achievement of a cumulative gross margin target for the years 1998 - 2001. The note and contingent payment obligations were secured by substantially all of the Company's assets. The 1998 financial statements include an accrual of $113,000 for the contingent payment earned by Nalco based on 1998 gross margins. Goodwill, net of amortization, resulting from this acquisition totaled $1,025,000, including the contingent payment obligation, at December 31, 1998.

     Simultaneously with this transaction, principals of American Bailey Corporation (ABC) invested $3.35 million in the Company in exchange for 4.75 million shares of the Company's common stock, and warrants to purchase an additional 3.0 million shares of the Company's common stock at an exercise price of $1.75. The warrants expire on April 30, 2008. Such shares (and shares underlying the warrants) are restricted from sale by the holders for a period of three years from the date of transaction, and give the holders certain registration rights.

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

3. TAXATION

     At December 31, 2000, FTI had tax losses available for offset against future years' earnings of approximately $46.0 million in the United States. For financial statement purposes, a valuation allowance has been recorded to offset the tax benefit of these carryforwards. Under the provisions of the U.S. Tax Reform Act of 1986, utilization of the Company's U.S. federal income tax loss carryforwards may be limited should ownership changes exceed 50% within a three-year period. The U.S. federal tax loss carryforwards expire as follows (in thousands):


                2001                          $ 6,231
                2002                            7,520
                2003                           14,925
                2004                            4,639
                2005                            5,467
                2006                            1,987
                2007                            2,325
                2008                            1,480
                2009                              220
                2010                              309
                2011                              884
                2012                               40
                                              -------
                                              $46,027
                                              =======

     The components of income before taxes for the years ended December 31 are as follows (in thousands):

                                                2000        1999       1998
                                               ------      ------     ------
     Domestic                                  $1,211      $5,167     $3,190
     Foreign                                     (796)       (860)    (1,288)
                                               ------      ------     ------
     Income before taxes                       $  415      $4,307     $1,902
                                               ======      ======     ======

     A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated provision in the consolidated statements of operations for the years ended December 31 is as follows (in thousands):

                                                2000        1999       1998
                                               ------      ------     ------
Provision at the U.S. federal statutory rate     $145      $1,507     $  666
Foreign losses without tax benefit                444         301        446
Valuation allowance adjustment                   (424)     (1,052)       220
State income taxes                               (207)        576          -
Foreign income taxes                               25           -          -
Other                                              17         (33)        31
                                                -----      ------     ------
Provision for income taxes                      $   -      $1,299     $1,363
                                                =====      ======     ======

     The reduction in the valuation allowance in 2000 results primarily from the utilization of tax loss carryforwards from where a valuation allowance had previously been provided. The state income tax credit results from recording the benefit of net operating losses generated in prior years, which were carried forward and applied at the state level.

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

4. COMMON STOCK

     At December 31, 2000, the Company had 18,526,972 Common Shares outstanding, with an additional 470,724 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 5) and 2,052,000 shares reserved for issuance upon the exercise of stock options, 965,500 of which are currently exercisable (see Note 6).

5. NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

     At December 31, 2000 and 1999, the Company had $3,958,500 and $4,030,500
principal amount of nil coupon non-redeemable convertible unsecured perpetual loan notes (the "Loan Notes") outstanding, respectively. The Loan Notes are convertible at any time into shares of the Company's common stock generally at rates that vary from $6.50 to $11.43 per share. The Loan Notes bear no interest and have no maturity date. They are generally repayable only in the event of the Company's dissolution and, accordingly, have been classified within shareholders' equity in the accompanying balance sheet. In 1989 and 1993, the Company incurred approximately $1.1 million and $100,000, respectively, in expenses related to Loan Note issuances. The Loan Notes are shown net of the residual portion of these expenses, which approximates $137,000 and $141,000 at December 31, 2000 and 1999, respectively.

     During 2000 and 1999, approximately $72,000 and $11,012,500 principal amount of Loan Notes were converted into 6,299 and 963,600 shares of the Company's common stock, respectively.

6. STOCK OPTIONS AND WARRANTS

     The Company has granted stock options under the 1993 Incentive Plan ("1993 Plan"). Under the 1993 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be such of the Company's directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of the Company's business. The amount of shares that may be issued or reserved for awards to participants under a 1998 amendment to the 1993 Plan is 12.5% of outstanding shares. In 2000, 1999 and 1998, 406,000, 513,500 and 767,500 options, respectively, were granted to employees and directors.

     If compensation expense for the Company's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, the Company's net income (loss) and income
(loss) per share would have been adjusted as follows for the years ended December 31:

                                              2000         1999         1998
                                             --------------------------------
 Net income (loss) (in thousands):
              As reported                     $415        $3,008        $539
              As adjusted                     (103)        2,714         (39)

 Basic and diluted income (loss) per share:
              Basic--
              As reported                     $.02        $  .17        $.03
              As adjusted                     (.01)          .15         .00

              Diluted--
              As reported                     $.02        $  .16        $.03
              As adjusted                     (.01)          .14         .00

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

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     The fair value of each option grant, for "As adjusted" disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

                                    2000           1999           1998
                                    ----------------------------------
Expected dividend yield             0.00%          0.00%         0.00%
Risk-free interest rate             5.10%          6.68%         5.03%
Expected volatility                 96.2%         108.4%         43.7%
Expected life of option           4 years        4 years       4 years

     The following table presents a summary of the Company's stock option activity and related information for the years ended December 31:

                                                       2000                        1999                        1998
                                                             Weighted-                   Weighted-                  Weighted-
                                                              Average                     Average                    Average
                                              Number of      Exercise      Number of     Exercise       Number of   Exercise
                                               Options        Price         Options       Price          Options      Price
                                            ----------------------------------------------------------------------------------
          Outstanding at beginning of year   1,874,500        $  2.39      1,728,493     $  3.18        1,057,728    $ 6.81
          Granted                              406,000           2.10        513,500        2.13          767,500      1.74
          Exercised                           (192,000)          1.75       (129,085)       1.63                -         -
          Expired or forfeited                 (36,500)          5.38       (238,408)       7.48          (96,735)     2.31
                                            ------------------------------------------------------------------------------------
          Outstanding at end of year         2,052,000        $  2.34      1,874,500     $  2.39        1,728,493    $ 3.18
                                            ------------------------------------------------------------------------------------

          Exercisable at end of year           965,500        $  2.73        802,000     $  3.05          989,160    $ 4.27
          Weighted-average fair value of
            options granted during the year                   $  1.47                    $  1.59                     $ 0.56

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                      Options Outstanding                                            Options Exercisable
         -----------------------------------------------------------------------------------------------------------------------
                                                     Weighted-Average        Weighted-                            Weighted-
              Range of           Number of              Remaining             Average          Number of            Average
          Exercise Prices         Options            Contractual Life      Exercise Price       Options         Exercise Price
         -----------------------------------------------------------------------------------------------------------------------
          $1.375 -  $3.38        1,911,000              7.03 years           $   1.98           824,500           $   1.98
          $4.75 -  $12.06          141,000              1.46 years           $   7.15           141,000           $   7.15
                                 ---------                                                      -------
          $1.375 - $12.06        2,052,000              6.65 years           $   2.34           965,500           $   2.73
         -----------------------------------------------------------------------------------------------------------------------

     The Company also has outstanding warrants to purchase 140,000 Common Shares for $4.00 per share. The warrants are exercisable at any time, at the holder's option, in whole or in part prior to the expiration date of March 1, 2001. Lastly, as mentioned in Note 2, ABC has warrants to purchase an additional 3.0 million shares of the Company's common stock at an exercise price of $1.75. The warrants expire on April 30, 2008. Such shares (and shares underlying the warrants) are restricted from sale by the holders for a period of three years from the date of the transaction and give the holders certain registration rights.

7. COMMITMENTS

Operating Leases

     The Company leases office space, autos and certain equipment under agreements expiring on various dates through 2009. Future minimum lease payments at December 31, 2000, are as follows (in thousands):

              2001            $375
              2002             297
              2003             304
              2004             224
              2005             169
              Thereafter       537


     For the years ended December 31, 2000, 1999 and 1998, rent expense approximated $556,000, $493,000 and $455,000, respectively.

Performance Guarantees

     The Company's long-term equipment construction and license contracts typically contain performance guarantees. The Company has outstanding performance guarantees of $457,000 for projects that have not completed their final acceptance test or that are still operating under a warranty period. Management of the Company believes that these projects will be successfully completed and that there will not be a materially adverse impact on the Company's operations from these guarantees.

8. DEBT FINANCING

     In 1999, the Company entered into a $3.0 million revolving credit facility expiring August 31, 2002, which is collateralized by all personal property owned by the Company. The Company can use this facility for cash advances and standby letters of credit. The interest rate to be borne on cash advances is the bank's reference rate, or an optional rate that can be selected by the Company, and is based on the bank's Interbank Offering Rate plus 2.25%. At December 31, 2000, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $2,041,000 in connection with contracts in process. The Company is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2000, there were no cash borrowings against this facility and approximately $959,000 was available for utilization.

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

     The carrying amount of debt approximates fair value at December 31, 2000. The fair value of the interest rate swap, based on quoted market prices, is negative $21,000 at December 31, 2000. The notional value of the swap is $1,800,000 at December 31, 2000.

     Interest payments were $373,000, $327,000 and $127,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

9. RELATED PARTY TRANSACTIONS

     The Company has a 21.6% common stock ownership interest in Clean Diesel Technologies, Inc. (CDT), at December 31, 2000. The Company is precluded from selling its interest in CDT except pursuant to a registration statement in an exempt private placement or within the limitations of Rule 144 of the Securities and Exchange Commission.

     On August 3, 1995, the Company signed a Management and Services Agreement with CDT. According to the agreement, CDT is to reimburse the Company for management, services and administrative expenses incurred by the Company on behalf of CDT. Additionally, the Company charges CDT an additional 3% of such costs annually, depending upon the nature of the cost.

     For the years ended December 31, 2000, 1999 and 1998, $78,000, $106,000 and
$168,000, respectively, was charged to CDT as a management fee.

     In February 1998, the Company provided CDT a $500,000 bridge loan. On November 11, 1998, a pre-existing $495,000 demand note, with interest at 8%, and the $500,000 bridge loan and interest thereon of $20,000 were converted into 2,029 shares of Series A Convertible Preferred stock in CDT. Each preferred share is convertible into 333.33 shares of CDT common stock. In April of 2000, the Company purchased 300 additional convertible preferred shares of CDT for $225,000, which have the same convertible provisions noted above. The Company accounts for its investment in CDT using the equity method, and recorded losses of $225,000 and $500,000 in 2000 and 1998, respectively, related to its share of CDT's operating results in those years. The CDT common and preferred stock has no carrying value in the Company's balance sheet as of December 31, 2000 and 1999.

     In November 2000, the Company committed to lend CDT $250,000 as part of a $1.0 million loan facility between CDT, the Company and other entities. In December 2000, the Company loaned CDT $125,000 as its share of the first $500,000 draw down under the terms of the loan facility. This amount is included in the prepaid expenses and other current assets line item on the consolidated balance sheet. The principal balance on the loan with interest of 10% is payable on May 14, 2001. For its participation in the loan facility and for its $125,000 contribution, the Company received 18,750 warrants to purchase CDT common stock. The warrants have an exercise price of $2.00 and can be exercised on or before November 14, 2010. The value assigned to these warrants on the consolidated balance sheet at December 31, 2000, is not significant. To the extent CDT incurs losses subsequent to the date of the loan, the carrying value of the loan on the Company's financial statements will be adjusted downward based on the Company's pro-rata share of the losses incurred.

     CDT's summary financial information for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                           2000         1999         1998
                                           ------------------------------

            Current assets                 $  965       $1,311
            Other assets                       92           35
            Current liabilities               403          494
            Long-term debt                    500            -
            Net revenues                      582          142    $    46
            Loss from operations           (2,036)      (2,485)    (2,663)
            Net loss                       (2,713)      (4,584)    (2,984)

     Pursuant to an assignment agreement of certain technology to CDT, the Company is due royalties from CDT of 2.5% of CDT's annual revenue from sales of CDT's Platinum Fuel Catalyst, commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to the Company by payment of $12 million commencing in 1998 and declining annually to $1,090,910 in 2008. CDT as assignee and owner will maintain the technology at its own expense. To date, no royalties from CDT have been received by the Company. The report of independent auditors pertaining to CDT's financial statements for the years ended December 31, 2000, 1999 and 1998, contained a going concern qualification. The Company intends to record royalties from CDT on a cash basis.

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

     NFT paid fees to FTI as compensation for selected sales and other specified services. In addition, NFT reimbursed FTI for payroll, rent and other expenditures incurred on its behalf. From January 1, 1998, to April 30, 1998, these billings were $1,001,000.

     As noted previously, in the second quarter of 2000 the Company announced that it would concentrate its European resources in its Italian company, Fuel Tech Srl, and shut down Fuel Tech GmbH, a wholly owned subsidiary, in Germany. As part of the restructure, Fuel Tech GmbH's NOxOUT chemical business was sold to a new entity in Germany (Fuel Tech CS GmbH) in which the Company holds a 49% ownership interest that was purchased for $116,000. The selling price is dependent on the future results of the chemical business, but will not be less than 1,250,000 Deutchmarks (approximately $600,000), paid out over three years. A gain on this transaction of $269,000 was recorded in other income and expense in the consolidated statement of operations.

     Also as part of the restructure, Fuel Tech GmbH recorded a charge of $528,000 related to the closure of the entity. The charge included accruals of $343,000 primarily for severance obligations for four employees, lease termination costs and other costs related to the closure of the entity. This charge was recorded as a reduction to operating income in the consolidated statement of operations. As of December 31, 2000, the Company made payments of approximately $277,000 related to this charge. The remaining amount is expected to be paid during the first half of 2001.

     The Company has an option to require the majority shareholder of Fuel Tech CS GmbH to purchase up to 35% of Fuel Tech CS GmbH from the Company at fair value between three and five years from the date of the purchase agreement.

10. DEFINED CONTRIBUTION PLAN

     The Company has a retirement savings plan available for all U.S. employees who have met minimum length-of-service requirements. The Company's contributions are determined based upon amounts contributed by the Company's employees with additional contributions made at the discretion of the Company's Board of Directors. Costs related to this plan were $289,000, $276,000 and $148,000 in 2000, 1999 and 1998, respectively.

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

For the years ended December 31        2000           1999            1998

Revenues:
    Domestic                      $ 17,550,000    $ 25,127,000    $ 20,638,000
    Foreign                          4,356,000       8,198,000       5,226,000
                                  ------------    ------------    ------------
                                  $ 21,906,000    $ 33,325,000    $ 25,864,000
                                  ============    ============    ============

Operating Earnings:
    Domestic                      $  1,506,000    $  4,017,000    $  3,204,000
    Foreign                           (662,000)        812,000        (601,000)
                                  ------------    ------------    ------------
                                  $    844,000    $  4,829,000    $  2,603,000
                                  ============    ============    ============

December 31                            2000           1999            1998
                                  ------------    ------------    ------------
Assets:
    Domestic                      $ 19,640,000    $ 22,020,000    $ 16,307,000
    Foreign                          3,449,000       2,444,000       2,846,000
                                  ------------    ------------    ------------
                                  $ 23,089,000    $ 24,464,000    $ 19,153,000
                                  ============    ============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

                                      NONE


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item will be set forth under the captions "Election of Directors" and "Directors and Executive Officers of the Company" in the Company's Proxy Statement related to the 2001 Annual General Meeting of Shareholders (the `Proxy Statement") and is incorporated by reference.

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

     Report of Independent Auditors
     Consolidated Balance Sheets as of December 31, 2000 and 1999
     Consolidated Statements of Operations for Years Ended December 31,
       2000, 1999 and 1998
     Consolidated Statements of Shareholders' Equity for the Years Ended
       December 31, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows for the Years Ended December 31,
       2000, 1999 and 1998
     Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

     Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

     (3) Exhibits

+    1.0     Articles of Association of Fuel-Tech N.V. (in Dutch and English) as amended through April 27, 1998
*    2.1     Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech
               N.V., dated December 21, 1989
*    2.2     First Supplemental Instrument Constituting US $3,000,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan
               Notes of Fuel-Tech N.V., dated July 10, 1990
**   2.3     Instrument Constituting US $6,000,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech
               N.V., dated March 12, 1993
**   2.4     Form of Warrants issued April 30, 1998 evidencing right to purchase 3 million shares of Fuel-Tech N.V. common stock.
*    3.1     Form of Indemnity Agreement between Fuel-Tech N.V. and directors and officers
*    3.2     Fuel Tech, Inc. Form of 1992 Substitute Stock Option Agreement
*    3.3     Fuel-Tech N.V. Form of 1992 Substitute Stock Option Agreement
*    3.4     Fuel-Tech N.V. Form of 1993 Stock Option Agreement as amended through August 3, 1999
&    3.5     The 1993 Incentive Plan of Fuel-Tech N.V. as amended through August 3, 1999
*    3.6     License Implementation Agreement dated June 10, 1991 among NFT, Nalco Fuel Tech, B.V., and Foster Wheeler Energy
               Corporation
*    3.7     License Implementation Agreement dated April 23, 1991 among NFT, Nalco Fuel Tech, B.V., and R-C Environmental
               Services & Technologies, a division of Research Cottrell, Inc.
*    3.8     License Implementation Agreement dated December 20, 1990 between NFT and RJM Corporation
*    3.9     License Implementation Agreement dated May 22, 1991 among NFT, Nalco Fuel Tech, B.V., and Wheelabrator Air
               Pollution Control, Inc.
*    3.10    Agreement dated July 3, 1990 between NFT and Arcadian Corporation
*    3.11    License Agreement dated September 12, 1991 between NFT and BP Chemicals Inc.,
*    3.12    Agreement dated November 5, 1990 between NFT and Cargill, Incorporated
*    3.13    Agreement dated August 30, 1990 between NFT and Nitrochem, Inc.
*    3.14    License Agreement dated December 27, 1990 between NFT and Union Oil Company of California dba Unocal
*    3.15    Agreement dated September 30, 1990 between NFT and W.H. Shurtleff Company
**   3.16    Securities Purchase Agreement dated as of March 23, 1998, between Fuel-Tech N.V., and the several Investors signatory thereto, including exhibits.
**   3.17    Purchase Agreement dated as of March 23, 1998, between Nalco FT, Inc., Nalco Chemical Company and Fuel Tech,
               Inc., including exhibits
#&   3.18    License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process
#&   3.19    License Agreement dated December 8, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the AEFLGR Process
#&   3.20    Amendment No. 1, dated February 28, 2000, to License Agreement of November 18, 1998 between The Gas Technology
               Institute and Fuel Tech, Inc.
oo   19.2    Those portions of the Proxy Statement to be distributed to Shareholders of the Company for the 2001 Annual
               General Meeting of Shareholders of Fuel-Tech N.V. specifically incorporated by reference into this Annual
               Report on Form 10-K.
o    23.1    Consent of Ernst & Young LLP

* Filed with Registration Statement on Form 20-F, No. 000-21724 of August 26, 1993, as amended
**  Filed with Registrant's Report on Form 6-K for the month of March 1998
+   Filed with Registrant's Report on Form 20-F for the year 1997
o   Filed herewith
oo To be filed with the Registrant's definitive proxy material for its 2001 Annual General Meeting
#   Confidential information removed and filed separately
&   Filed with Registrant's report on Form 10-K for the year 1999

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fuel -Tech N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FUEL-TECH N.V.


Dated: March 23, 2001                       By: /Ralph E. Bailey
                                                --------------------------------
                                                Ralph E. Bailey
                                                Chairman, Managing Director and
                                                Chief Executive Officer



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel-Tech N.V. and in the capacities and on the date indicated.

/s/ Ralph E. Bailey                  Chairman, Managing Director and Chief Executive Officer
----------------------------         (Principal Executive Officer)
     Ralph E. Bailey

/s/ Scott M. Schecter                Chief Financial Officer, Vice President and Treasurer
----------------------------         (Principal Financial and Accounting Officer)
     Scott M. Schecter

/s/ Douglas G. Bailey                Managing Director
----------------------------
     Douglas G. Bailey

/s/ John A. de Havilland             Managing Director
----------------------------
    John A. de Havilland

/s/ Charles W. Grinnell              Managing Director, Vice President, General Counsel and Corporate Secretary
----------------------------
    Charles W. Grinnell

/s/ Jeremy D. Peter-Hoblyn           Managing Director
----------------------------
   Jeremy D. Peter-Hoblyn

 /s/ John R. Selby                   Managing Director
----------------------------
     John R. Selby

Tarma Trust Management N.V.          Managing Director

By: /s/ Robert W. Huyzen             Managing Director
    ------------------------
    Robert W. Huyzen

/s/ James M. Valentine               Managing Director
----------------------------
    James M. Valentine