Form 10-K/A
period 2000-12-31
FUEL TECH N V
filed 2001-04-04
CIK 846913

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

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

                          Commission File No. 000-21724

                                 FUEL-TECH N.V.
                                 --------------
             (Exact name of registrant as specified in its charter)

       Netherlands Antilles                          N/A
(State or other jurisdiction of               (I.R.S. Employer
incorporation of organization)              Identification Number)

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
 Common Stock $0.01 par value per share       The Nasdaq Stock Market, Inc.
 --------------------------------------   -------------------------------------
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

                                            Yes  X         No
                                                ---           ---

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

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The registrant hereby amends Item 8 of its report on Form 10-K for the period ending December 31, 2000 to add the supplementary quarterly data required by
Item 302(a) of Regulation S-K.

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
                                  ============    ============    ============



QUARTERLY FINANCIAL DATA

Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2000 and 1999. The information for 1999 has not been reviewed by independent auditors.

For the quarter ended:                                  March 31        June 30    September 30   December 31

(in thousands, except share data)

          2000:
              Net sales                                 $ 4,455        $ 5,851        $ 5,981       $ 5,619
              Cost of sales                               2,777          3,271          2,944         2,765
              Net (loss) income                            (296)          (325)           753           283
              Net (loss) income per common share:
                 Basic                                  $  (.02)       $  (.02)       $   .04       $   .02
                 Diluted                                $  (.02)       $  (.02)       $   .04       $   .01

          1999:
              Net sales                                 $ 8,766        $ 8,414        $ 7,288       $ 8,857
              Cost of sales                               5,697          4,465          4,016         4,627
              Net income                                    373          1,353            538           744
              Net income per common share:
                 Basic                                  $   .02        $   .08        $   .03       $   .04
                 Diluted                                $   .02        $   .07        $   .03       $   .04

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 3, 2001             By: /s/ S.M. Schecter
                                    ------------------
                                 Scott M. Schecter
                                 Vice President and Chief Financial Officer