Form 10-Q
period 2001-03-31
FUEL TECH N V
filed 2001-05-04
CIK 846913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

                                   or

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

As of May 3, 2001, there were outstanding 18,538,743 shares of Common Stock, par value $0.01 per share, of the registrant.


===========================================================================

                                 FUEL-TECH N.V.
            Form 10-Q for the three-month period ended March 31, 2001

                                      INDEX

                                                                                                    Page
                                                                                                    ----

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 2001                           1
                  and December 31, 2000

                  Condensed Consolidated Statements of Operations for the Three                        2
                  Month Periods Ended March 31, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows for the Three                        3
                  Month Periods Ended March 31, 2001 and 2000

                  Notes to the Condensed Consolidated Financial Statements                             4

Item 2.           Management's Discussion and Analysis of                                              8
                  Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                   11
Item 2.           Changes in Securities                                                               11
Item 3.           Defaults upon Senior Securities                                                     11
Item 4.           Submission of Matters to a Vote of Security Holders                                 11
Item 5.           Other Information                                                                   11
Item 6.           Exhibits and Reports on Form 8-K                                                    11


SIGNATURES                                                                                            12

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. Dollars, except share data)

                                                               March 31,          December 31,
                                                                 2001                 2000
                                                            ---------------      ---------------
                                                             (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $         8,548      $         8,987
Accounts receivable, net                                              5,519                7,550
Prepaid expenses and other current assets                             1,051                1,181
                                                            ---------------      ---------------

Total current assets                                                 15,118               17,718

Equipment, net of accumulated depreciation of
  $4,622 and $4,489, respectively                                     1,591                1,584
Goodwill, net of accumulated amortization of
  $673 and $590, respectively                                         2,366                2,450
Other intangibles, net of accumulated amortization of
  $818 and $809, respectively                                           461                  458
Other                                                                   684                  879
                                                            ---------------      ---------------
Total assets                                                $        20,220      $        23,089
                                                            ===============      ===============


Liabilities and stockholders' equity
Current liabilities:
Current portion of note payable                             $           900      $           900
Accounts payable                                                      1,643                2,480
Accrued expenses                                                      1,157                1,796
                                                            ---------------      ---------------

Total current liabilities                                             3,700                5,176



Note payable                                                          2,475                2,700
Other liabilities                                                       600                  646
                                                            ---------------      ---------------

Total liabilities                                                     6,775                8,522

Stockholders' equity:
Common Stock, par value $0.01 per share,
  authorized 40,000,000 shares,
  18,526,972 shares issued for both periods                             185                  185
Additional paid-in capital                                           86,097               86,097
Accumulated deficit                                                 (75,617)             (74,574)
Accumulated other comprehensive income (loss)                            18                   97
Treasury stock                                                       (1,058)              (1,058)
Nil coupon perpetual loan notes                                       3,820                3,820
                                                            ---------------      ---------------

Total stockholders' equity                                           13,445               14,567


Total liabilities and stockholders' equity                  $        20,220      $        23,089
                                                            ===============      ===============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)



                                                      Three Months Ended
                                                           March 31
                                                        2001        2000
                                                     ---------   ----------

Net sales                                            $   3,155    $   4,455

Costs and expenses:
Cost of sales                                            1,717        2,777
Selling, general and administrative                      2,067        1,633
Research and development                                   239          241
                                                     ---------    ---------

Operating loss                                            (868)        (196)

Loss from equity interest in affiliates                   (118)          --
Interest expense                                           (72)         (90)
Other income (expense)                                      16          (10)
                                                     ---------    ---------

Loss before taxes                                       (1,042)        (296)

Income taxes                                                --           --
                                                     ---------    ---------

Net loss                                             $  (1,042)   $    (296)
                                                     =========    =========

Net loss per common share:

     Basic                                           $    (.06)   $    (.02)
                                                     =========    =========
     Diluted                                         $    (.06)   $    (.02)
                                                     =========    =========

Average number of common shares outstanding:

     Basic                                          18,433,000   18,358,000
                                                    ==========   ==========
     Diluted                                        18,433,000   18,358,000
                                                    ==========   ==========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                     Three Months Ended
                                                          March 31
                                                    2001             2000
                                               ------------------------------
Operating activities
Net cash provided by (used in)
     operating activities                      $         147    $     (1,078)
                                               -------------    ------------

Investing activities
Loan to affiliate                                       (125)             --
Purchases of equipment and patents                      (197)           (163)
                                               -------------    ------------
Net cash used in investing activities                   (322)           (163)
                                               -------------    ------------

Financing activities
Exercise of stock options                                 --             249
Repayment of borrowings                                 (225)           (225)
Net cash (used in) provided by
                                               -------------    ------------
     financing activities                               (225)             24
                                               -------------    ------------

Effect of exchange rate fluctuations on cash             (39)            (53)
                                               -------------    ------------

Net decrease in cash and cash equivalents               (439)         (1,270)

Cash and cash equivalents at beginning
   of period                                           8,987           8,959
                                               -------------    ------------

Cash and cash equivalents at
   end of period                               $       8,548    $      7,689
                                               =============    ============




See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


Note A:           Basis of Presentation

       The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

       The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel-Tech N.V.'s annual report on Form 10-K for the year ended December 31, 2000.

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

Note B:           Close of German Subsidiary

       In the second quarter of 2000, the Company announced that it would concentrate its European resources in its Italian company, Fuel Tech Srl, and shut down Fuel Tech GmbH, a wholly owned subsidiary in Germany. At that time, a charge of $528,000 was recorded related to the closure of the entity. The charge includes accruals of $343,000 primarily for severance obligations for four employees, lease termination costs and other costs related to the closure of the entity. This charge was recorded as part of operating income in the condensed consolidated statement of operations. As of March 31, 2001, the Company has remitted approximately $277,000 related to the reserved closing costs.

Note C:           Earnings Per Share Data

       Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The basic weighted-average shares for the periods ended March 31, 2001 and 2000 were 18,433,000 and 18,358,000, respectively. The diluted weighted-average shares are the same for these periods as the inclusion of the effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes would have been anti-dilutive.

Note D:           Total Comprehensive Income

       Total comprehensive income for the Company is comprised of net income, the impact of foreign currency translation and the change in fair value of the interest rate swap for the three-month periods ended March 31, 2001 and 2000. Total comprehensive loss was $(1,121,000) and $(349,000) for the three month periods ended March 31, 2001 and 2000, respectively.

                                             For the three months ended
                                                     March 31
                                     ------------------------------------------
                                           2001                    2000
                                     ------------------     -------------------

Comprehensive (loss) income:
    Net loss                            $  (1,042,000)             $ (296,000)
    Change in fair value of
    interest rate swap                        (40,000)                     --
    Foreign currency translation              (39,000)                (53,000)
                                     ------------------     -------------------
                                         $ (1,121,000)             $ (349,000)
                                     ==================     ===================

Note E:           Derivative Financial Instruments

         Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income or loss, and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Interest Rate Risk Management:

The Company is exposed to interest rate risk due to its long-term debt arrangement. The Company uses an interest rate derivative instrument (an interest rate swap) to manage exposure to interest rate changes. The Company has entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. The term of the swap is from October 22, 1999 until October 22, 2002.

At the date of adoption, January 1, 2001, the Company recorded the fair value of the interest rate swap, a credit of approximately $20,000, as an "other liability" with a corresponding decrease to "accumulated other comprehensive income."

At March 31, 2001, the Company reduced further the fair value of the interest rate swap by approximately $20,000, thus increasing the "other liability" with a corresponding decrease to "accumulated other comprehensive income" for this amount. The impact of the ineffectiveness calculation was immaterial.

 Foreign Currency Risk Management:

 The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Note F:           Business Segment and Geographic Disclosures

       The Company operates in one business segment providing air pollution control chemicals and equipment.

       Information concerning the Company's operations by geographic area is provided below. Operating earnings represent sales less cost of products sold and operating expenses. Foreign operating expenses include direct expenses incurred outside of the United States of foreign corporations controlled by the Company plus an allocation of domestic selling and general expenses directly related to the foreign operations. Assets are those directly associated with operations in the geographic area.

                                         For the three months ended
                                                 March 31
                                     ----------------------------------
                                         2001                    2000
                                     ------------          ------------

Revenues:
    Domestic                         $  2,728,000          $  3,717,000
    Foreign                               427,000               738,000
                                     ------------          ------------
                                     $  3,155,000          $  4,455,000
                                     ============          ============

Operating loss:
    Domestic                         $   (725,000)         $    (77,000)
    Foreign                              (143,000)             (119,000)
                                     ------------          ------------
                                     $   (868,000)         $   (196,000)
                                     ============          ============

                                       March 31,            December 31,
                                         2001                  2000
                                     ------------          ------------
Assets:
    Domestic                         $ 17,139,000          $ 19,640,000
    Foreign                             3,081,000             3,449,000
                                     ------------          ------------
                                     $ 20,220,000          $ 23,089,000
                                     ============          ============

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

       Net sales for the first quarter of 2001 and 2000 were $3,155,000 and $4,455,000, respectively. The year on year decline is primarily attributable to the decrease in domestic NOx reduction utility and industrial project revenues. NOx reduction utility revenue had been negatively impacted by the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP Call regulation. As discussed further below, most of the uncertainty regarding this regulation has now been removed and the Company expects demand for its NOx reduction technologies to increase significantly during the next few years. The decline in domestic industrial project revenue is due to a reduction in industrial project backlog year on year. Domestic industrial project revenue was heightened late in 1999 and early in 2000 by environmental emissions requirement deadlines, primarily, Title III of the Clean Air Act Amendments of 1990 (CAAA). Domestic fuel treatment chemical revenues for the first quarter of the year were significantly ahead of prior year. The favorable quarterly results were attributable to two primary factors, namely the extensive burning of oil at key customer locations and to the continued development of new business opportunities for the Company's patented targeted-in-furnace-injection technology.

       The "SIP Call" is the federal mandate introduced in 1998 to further reduce NOx in 22 states by May 2003. This mandate was an extension of Phase II of Title I of the CAAA. In May 1999 a stay was imposed on this regulation. On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states and, on June 22, 2000, the same court made a final ruling upholding the EPA's SIP call regulation and denying the appeal of the states and utilities. Subsequent to this court ruling, the stay on the SIP Call was lifted. Although the NOx reduction requirement date was moved back one year to May of 2004, nineteen states were required to complete and issue their State Implementation Plans for NOx reduction by October of 2000. These plans, which the EPA has until October 2001 to approve, will potentially impact 700 to 800 utility boilers and 400 to 500 industrial units.

       In February 2001, the United States Supreme Court, in a unanimous decision, upheld EPA's authority to revise the National Ambient Air Quality Standard for ozone to 0.080 parts per million averaged through an eight-hour period from the current 0.120 parts per million for a one-hour period. This more stringent standard provides clarity and impetus for air pollution control efforts well beyond the current ozone attainment requirement of 2007. In keeping with this trend, the Supreme Court, only days later, denied industry's attempt to stay the SIP Call, effectively exhausting all means of appeal.

       In addition to the SIP Call regulation, the so-called Section 126 Petitions, which enable downwind states to obtain relief from pollutants arising from their upwind neighbors, require major emissions sources in 12 of the 19 aforementioned states to comply with the 85% aggregate NOx reduction requirement by May 1, 2003.

       Based on these regulatory developments, the Company expects to see project bookings from utilities resume in the second quarter of 2001 and beyond.

       Cost of sales for the first quarter of 2001 was improved on a percentage basis from that of the prior year, reflecting a favorable product mix impact as domestic fuel treatment chemical revenues comprised a larger percent of total revenues during the first quarter of 2001. The sale of the Company's chemical business in Germany also contributed to the margin improvement, as this business was highly competitive and contributed lower margins than similar product sales in the U.S.

       Selling, general and administrative expenses increased to $2,067,000 in the first quarter of 2001 from $1,633,000 in the comparable period in 2000. The increase is due primarily to a refocusing of the Company's engineering resources towards planning efforts for the anticipated increase in NOx project business. Engineering resources, whose time in prior quarters would have been charged to cost of sales, were charged to selling, general and administrative expenses.

       Research and development expenses for the first quarter of 2001 were at the same level as the prior year. The Company continues to pursue commercial applications for its technologies outside of its traditional markets of NOx reduction systems and fuel treatment chemicals, with a particular focus on it's advanced visualization and NOxOUT Ultra products.

       In the first quarter of 2001, the Company recognized income of $7,000 on its equity investment in Fuel Tech CS GmbH, while a loss of $125,000 was recognized on its equity investment in Clean Diesel Technologies, Inc., its 21.6 percent owned affiliate.

       Interest expense was reduced to $72,000 in the first quarter of 2001 from $90,000 in the comparable period in 2000, the decrease being attributable to a reduction in the average outstanding principal balance on the Company's term loan, as well as a reduction in short term interest rates.

       There was no income tax expense recording in either the first three months of 2001 or 2000.

Liquidity and Sources of Capital

       For the three months ended March 31, 2001 the Company generated cash from operating activities of $147,000, while the company used cash of $1,078,000 for the same period in 2000. The increased cash generation stems primarily from a reduction in trade working capital, which served to offset the Company's operating loss during the period.

       At March 31, 2001 and December 31, 2000, the Company had cash and cash equivalents of $8,548,000 and $8,987,000, respectively.

       Working capital decreased to $11,418,000 at March 31, 2001 from $12,542,000 at December 31, 2000 due primarily to a reduction in accounts receivable related to NOx reduction projects which has been driven by lower NOx reduction revenues.

Forward-Looking Statements

         Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2000.

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




Date:  May 4, 2001                                   By:  /s/Ralph E. Bailey
                                                          ---------------------------------------
                                                          Ralph E. Bailey
                                                          Chairman, Managing Director and Chief Executive Officer



Date:  May 4, 2001                                   By:  /s/Scott M. Schecter
                                                          ---------------------------------------
                                                          Scott M. Schecter
                                                          Chief Financial Officer, Vice President and Treasurer
