Form 10-Q
period 2001-06-30
FUEL TECH N V
filed 2001-08-03
CIK 846913

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2001

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ________________ to _______________

        Commission file number:      000-21724
                                -------------------

                                 FUEL-TECH N.V.
             (Exact name of registrant as specified in its charter)

Netherlands Antilles                                    N.A.
--------------------                               -------------
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

As of August 3, 2001, there were outstanding 18,554,377 shares of Common Stock, par value $0.01 per share, of the registrant.


===============================================================================

                                 FUEL-TECH N.V.
        Form 10-Q for the three and six-month periods ended June 30, 2001

                                      INDEX



                                                                                            Page
                                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 2001
           and December 31, 2000                                                              1

           Condensed Consolidated Statements of Operations for the Three and
           Six-Month Periods Ended June 30, 2001 and 2000                                     2

           Condensed Consolidated Statements of Cash Flows for the Three and
           Six-Month Periods Ended June 30, 2001 and 2000                                     3

           Notes to the Condensed Consolidated Financial Statements
                                                                                              4
Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                      8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
Item 2.    Changes in Securities                                                             11
Item 3.    Defaults upon Senior Securities                                                   11
Item 4.    Submission of Matters to a Vote of Security Holders                               11
Item 5.    Other Information                                                                 11
Item 6.    Exhibits and Reports on Form 8-K                                                  11
                                                                                             11

SIGNATURES                                                                                   12


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. Dollars, except share data)

                                                    June 30,      December 31,
                                                      2001            2000
                                                 -------------    -------------
                                                  (Unaudited)
Assets
Current assets:
Cash and cash equivalents                            $   9,553        $   8,987
Accounts receivable, net                                 4,010            7,550
Prepaid expenses and other current assets                1,135            1,181
                                                     ---------        ---------

Total current assets                                    14,698           17,718

Equipment, net of accumulated depreciation of
  $4,775 and $4,489, respectively                        1,660            1,584
Goodwill, net of accumulated amortization of
  $757 and $590, respectively                            2,282            2,450
Other intangibles, net of accumulated amortization
   of $829 and $809, respectively                          471              458
Other                                                      705              879
                                                     ---------        ---------
Total assets                                         $  19,816        $  23,089
                                                     =========        =========

Liabilities and stockholders' equity
Current liabilities:
Current portion of note payable                      $     900        $     900
Accounts payable                                         1,384            2,480
Accrued expenses                                         1,259            1,796
                                                     ---------        ---------
Total current liabilities                                3,543            5,176



Note payable                                             2,250            2,700
Other liabilities                                          492              646
                                                     ---------        ---------
Total liabilities                                        6,285            8,522

Stockholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 18,597,347
  and 18,526,972 shares issued, respectively               186              185
Additional paid-in capital                              86,144           86,097
Accumulated deficit                                    (75,546)         (74,574)
Accumulated other comprehensive (loss) income              (15)              97
Treasury stock                                          (1,058)          (1,058)
Nil coupon perpetual loan notes                          3,820            3,820
                                                     ---------        ---------
Total stockholders' equity                              13,531           14,567

Total liabilities and stockholders' equity           $  19,816        $  23,089
                                                     =========        =========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)



                                                     Three Months Ended             Six Months Ended
                                                           June 30                        June 30
                                               ----------------------------    ----------------------------
                                                      2001         2000            2001            2000
                                                      ----         ----            ----            ----
Net sales                                      $      4,741    $      5,851    $      7,896    $     10,306

Costs and expenses:
Cost of sales                                         2,225           3,271           3,942           6,048
Selling, general and administrative                   2,065           1,973           4,132           3,606
Research and development                                317             235             556             476
Closing costs related to German subsidiary               --             528              --             528
                                               ------------    ------------    ------------    ------------

Operating income (loss)                                 134            (156)           (734)           (352)

Loss from equity interest in affiliate                  (56)           (126)           (174)           (126)
Interest expense                                        (66)            (93)           (138)           (183)
Other income (expense):
  Gain on sale of German subsidiary's
    chemical business                                    --             269              --             269
  Cumulative translation loss related to
    German subsidiary                                    --            (231)             --            (231)
  Other income, net                                      59              12              75               2
                                               ------------    ------------    ------------    ------------
Income (loss) before taxes                               71            (325)           (971)           (621)

Income taxes                                             --              --              --              --
                                               ------------    ------------    ------------    ------------

Net income (loss)                              $         71    $       (325)   $       (971)   $       (621)
                                               ============    ============    ============    ============

Net income (loss) per common share:

     Basic                                     $         --    $       (.02)   $       (.05)   $       (.03)
                                               ============    ============    ============    ============
     Diluted                                   $         --    $       (.02)   $       (.05)   $       (.03)
                                               ============    ============    ============    ============

Average number of common shares outstanding:

     Basic                                       18,537,000      18,383,000      18,526,000      18,370,000
                                               ============    ============    ============    ============
     Diluted                                     20,684,000      18,383,000      18,526,000      18,370,000
                                               ============    ============    ============    ============


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                              Six Months Ended
                                                   June 30
                                           ------------------------
                                                2001        2000
                                                ----        ----
Operating activities
Net cash provided by
  operating activities                         $ 1,634    $ 1,801
                                               -------    -------
Investing activities
Investment in affiliate                             --       (225)
Loan to affiliate                                 (125)        --
Purchases of equipment and patents                (469)      (392)
                                               -------    -------
Net cash used in investing activities             (594)      (617)
                                               -------    -------
Financing activities
Exercise of stock options                           48        249
Repayment of borrowings                           (450)      (450)
                                               -------    -------
Net cash used in financing activities             (402)      (201)
                                               -------    -------

Effect of exchange rate fluctuations on cash       (72)       (26)
                                               -------    -------
Net increase in cash and cash equivalents          566        957

Cash and cash equivalents at beginning
   of period                                     8,987      8,959
                                               -------    -------
Cash and cash equivalents at
   end of period                               $ 9,553    $ 9,916
                                               =======    =======



See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note A:        Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Note B:        Close of German Subsidiary

         In the second quarter of 2000, the Company announced that it would concentrate its European resources in its Italian company, Fuel Tech Srl, and shut down Fuel Tech GmbH, a wholly owned subsidiary in Germany. At that time, a charge of $528,000 was recorded related to the closure of the entity. The charge includes accruals of $343,000 primarily for severance obligations for four employees, lease termination costs and other costs related to the closure of the entity. This charge was recorded as part of operating income in the condensed consolidated statement of operations. As of June 30, 2001, the Company has remitted approximately $293,000 related to the reserved closing costs.

Note C:        Earnings Per Share Data

         Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three and six-month periods ended June 30, 2001 and 2000:


                                               Three months ended   Six months ended
                                               ------------------   -----------------
                                                 2001        2000      2001      2000
                                                 ----        ----      ----      ----
 Basic weighted-average shares                   18,537    18,383    18,526    18,370
 Conversion of unsecured loan notes                 471        --        --        --
 Unexercised options and warrants                 1,676        --        --        --
                                               --------    ------    ------    ------
 Diluted weighted-average shares                 20,684    18,383    18,526    18,370
                                               ========    =======   ======    ======


Note D:        Total Comprehensive Income

         Total comprehensive income for the Company is comprised of net income, the impact of foreign currency translation, and the change in fair value of the interest rate swap for the three and six-month periods ended June 30, 2001 and 2000. Total comprehensive income was $38,000 and $(67,000) for the three month periods ended June 30, 2001 and 2000, respectively.

         Total comprehensive income was $(1,083,000) and $(416,000) for the six month periods ended June 30, 2001 and 2000, respectively.



                                    For the three months ended           For the six months ended
                                              June 30,                           June 30,
                                    --------------------------          ---------------------------
                                       2001             2000                 2001          2000
                                       ----             ----                 ----          ----
Comprehensive income:
   Net income                       $  71,000        $ (325,000)        $  (971,000)    $ (621,000)
   Foreign currency
   translation                        (33,000)           27,000             (72,000)       (26,000)
   Change in fair value of                                   --                                 --
   interest rate swap                      --                               (40,000)
   Foreign currency loss on
   German subsidiary                       --           231,000                 --         231,000
                                    ----------       ------------       -----------     ------------
                                    $  38,000        $  (67,000)        $(1,083,000)    $ (416,000)
                                    ==========       ============       ===========     ============


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

At March 31, 2001, the Company reduced further the fair value of the interest rate swap by approximately $20,000, thus increasing the "other liability" with a corresponding decrease to "accumulated other comprehensive income" for this amount. At June 30, 2001, the fair value of the swap was approximately the same. The impact of the ineffectiveness calculation at this same date was immaterial.

Foreign Currency Risk Management:

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Note F:        Accounting for Goodwill and Other Intangible Assets

         Effective January 1, 2002, the Company will adopt FASB (Financial Accounting Standards Board) Statement No. 142, Goodwill and Other Intangible Assets which was approved on June 29, 2001. Under the guidance of this statement, Goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment.

Note G:        Business Segment and Geographic Disclosures

         The Company operates in one business segment providing air pollution control chemicals and equipment.

         Information concerning the Company's operations by geographic area is provided below. Operating earnings represent sales less cost of products sold and operating expenses. Foreign operating expenses include direct expenses incurred outside of the United States by foreign corporations controlled by the Company plus an allocation of domestic selling and general expenses directly related to the foreign operations. Assets are those directly associated with operations in the geographic area.


                                 For the three months ended           For the six months ended
                                           June 30,                          June 30,
                             ----------------------------------    -------------------------------
                                    2001              2000               2001             2000
                                    ----              ----               -----            ----
Revenues:
   Domestic                      $3,832,000        $ 5,286,000         $6,560,000     $ 9,003,000
   Foreign                          909,000            565,000          1,336,000       1,303,000
                                 -----------       ------------        ----------     ------------
                                 $4,741,000        $ 5,851,000         $7,896,000     $10,306,000
                                 ===========       ============        ==========     ============

Operating Earnings:
   Domestic                      $   68,000        $   666,000         $ (657,000)    $   589,000
   Foreign                           66,000           (822,000)           (77,000)       (941,000)
                                 -----------       -----------         ---------      -----------
                                 $  134,000        $  (156,000)        $ (734,000)    $  (352,000)
                                 ===========       ============        ==========     ============


                                 June 30,          December 31,
                                   2001                2000
                                 --------          ------------
Assets:
   Domestic                     $17,345,000        $19,640,000
   Foreign                        2,471,000          3,449,000
                                ------------       ------------
                                $19,816,000        $23,089,000
                                ============       ============

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Net sales for the three months ended June 30, 2001 and 2000 were $4,741,000 and $5,851,000, respectively while net sales for the six months ended June 30, 2001 and 2000 were $7,896,000 and $10,306,000, respectively. The year on year decline is attributable to the decrease in domestic NOx reduction utility and industrial project revenues. NOx reduction utility revenue had been negatively impacted by the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP Call regulation. As discussed further below, the uncertainty regarding this regulation has now been removed and the Company expects demand for its NOx reduction technologies to increase significantly during the next few years. The decline in domestic industrial project revenue is due to a reduction in industrial project backlog year on year. Domestic industrial project revenue was heightened late in 1999 and early in 2000 due to the NOx reduction requirements mandated in Title III of the Clean Air Act Amendments of 1990 (CAAA). Domestic fuel treatment chemical revenues for the first half of the year were in excess of prior year by approximately $2,000,000. The favorable results were attributable to two primary factors, namely, the extensive burning of oil at key customer locations and to the continued development of new business opportunities for the Company's patented targeted-in-furnace-injection technology.

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

         Based on these regulatory developments, the Company expects to see project bookings from utilities resume towards the end of 2001 and beyond.

         Cost of sales for the second quarter, and for the first half of the year, is improved on a percentage basis from that of the prior year, reflecting a favorable product mix impact as domestic fuel treatment chemical revenues comprised a larger percent of total revenues during the first half of 2001. The sale of the Company's chemical business in Germany in June of 2000 also contributed to the margin improvement, as this business was highly competitive and contributed lower margins than similar product sales in the U.S.

         Selling, general and administrative expenses were $2,065,000 in the second quarter of 2001 versus $1,973,000 in the comparable period in 2000. For the six months ended June 30, 2001 and 2000, selling, general and administrative expenses increased to $4,132,000 from $3,606,000 in 2000. The increase is due primarily to a refocusing of the Company's engineering resources towards planning efforts for the anticipated increase in NOx project business and towards refinement of new proprietary technologies (e.g. NOxOUT Ultra). Engineering resources, whose time in prior quarters would have been charged to cost of sales, were charged instead to selling, general and administrative expenses or research and development expenses.

         Research and development expenses for the six months ended June 30, 2001 and 2000 were $556,000 and $476,000, respectively. The Company continues to pursue commercial applications for its technologies outside of its traditional markets, with a particular focus on it's advanced visualization and NOxOUT Ultra products.

         For the six months ended June 30, 2001, the Company recognized a loss of $49,000 on its equity investment in Fuel Tech CS GmbH, a 49% owned entity, the majority of which being attributable to a non-cash charge related to a decrease in the amortization period for goodwill. A loss of $125,000 was recognized on the Company's equity investment in Clean Diesel Technologies, Inc., its 21.6 percent-owned affiliate.

         For the six months ended June 30, 2001, the Company recorded other income of $75,000 versus $2,000 in the comparable period in 2000. The increase stems largely from a decrease in the amortization period for the deferred gain that was recorded in the second quarter of 2000 at the time of sale of the Company's German chemical business to Fuel Tech CS GmbH. The amortization periods for the goodwill on the books of Fuel Tech CS GmbH, mentioned above, and for the deferred gain on the books of the Company, are the same.

         Interest expense for the six months ended June 30, 2001 was reduced to $138,000 from $183,000 in the comparable period in 2000, the decrease being attributable to a reduction in the average outstanding principal balance on the Company's term loan, as well as a reduction in short term interest rates.

         There was no income tax expense recorded in either the first six months of 2001 or 2000.

Liquidity and Sources of Capital

         For the six months ended June 30, 2001 and 2000, the Company generated cash from operating activities of $1,634,000 and $1,801,000, respectively. The increased cash generation stems primarily from a reduction in trade working capital in both periods, which served to offset the Company's operating losses.

         At June 30, 2001 and December 31, 2000, the Company had cash and cash equivalents of $9,553,000 and $8,987,000, respectively.

         Working capital decreased to $11,155,000 at June 30, 2001 from $12,542,000 at December 31, 2000 due primarily to a reduction in accounts receivable related to NOx reduction projects which has been driven by lower NOx reduction revenues.

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

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

         At the annual general meeting of the Company, held on June 12, 2001, 12,645,516 common shares, par $.01 per share, or 68.23% of the issued and outstanding common shares of the Company as of the record date, were represented in person or by proxy and:

           (i) The proposal to approve the Report of Management of the Company for the year ended December 31, 2000 was approved by a vote of 12,637,866 in favor, 2,000 votes against and 5,650 abstaining.
           (ii) The proposal to approve the Financial Statements of the Company for the year ended December 31, 2000 was approved by a vote of 12,631,866 in favor, none against and 13,650 abstaining.
           (iii) The proposal to approve the election of nine nominees as a group as Managing Directors of the Company and to fix their compensation was approved with totals of 12,530,866 shares cast for and 115,150 withheld; and with respect to each of the nominees, as follows:


              Name                             Votes for              Votes Withheld
              ----                             ---------              --------------
      Douglas G. Bailey                        12,610,866                 34,650
      Ralph E. Bailey                          12,610,866                 34,650
      John A. de Havilland                     12,610,866                 34,650
      Charles W. Grinnell                      12,600,866                 44,650
      Jeremy D. Peter-Hoblyn                   12,550,366                 95,150
      John R. Selby                            12,610,866                 34,650
      Thomas S. Shaw                           12,610,866                 34,650
      Tarma Trust Management N.V.              12,607,866                 37,650
      James M. Valentine                       12,530,866                115,150


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


Date:  August 3, 2001                 By:  /s/Ralph E. Bailey
                                           ---------------------------------
                                           Ralph E. Bailey
                                           Chairman, Managing Director and Chief
                                           Executive Officer



Date:  August 3, 2001                 By:  /s/Scott M. Schecter
                                           ---------------------------------
                                           Scott M. Schecter
                                           Chief Financial Officer, Vice
                                           President and Treasurer