Form 10-Q
period 2001-11-07
FUEL TECH N V
filed 2001-11-14
CIK 846913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

                                       or

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

As of November 12, 2001, there were outstanding 18,651,097 shares of Common Stock, par value $0.01 per share, of the registrant.

================================================================================

                                 FUEL-TECH N.V.
     Form 10-Q for the three and nine-month periods ended September 30, 2001

                                      INDEX

                                                                            Page

PART I.     FINANCIAL INFORMATION

Item  1.    Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of September 30, 2001     1
            and December 31, 2000

            Condensed Consolidated Statements of Operations for the Three
            and Nine-Month Periods Ended September 30, 2001 and 2000           2

            Condensed Consolidated Statements of Cash Flows for the Nine-
            Month Period Ended September 30, 2001 and 2000                     3

            Notes to the Condensed Consolidated Financial Statements           4

Item 2.     Management's Discussion and Analysis of                            8
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 11
Item 2.     Changes in Securities                                             11
Item 3.     Defaults upon Senior Securities                                   11
Item 4.     Submission of Matters to a Vote of Security Holders               11
Item 5.     Other Information                                                 11
Item 6.     Exhibits and Reports on Form 8-K                                  11


SIGNATURES                                                                    12

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. Dollars, except share data)

                                                             September 30,        December 31,
                                                                  2001                2000
                                                            ---------------      ---------------
                                                              (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $         9,844      $         8,987
Accounts receivable, net                                              3,439                7,550
Prepaid expenses and other current assets                               965                1,181
                                                              -------------      ---------------

Total current assets                                                 14,248               17,718

Equipment, net of accumulated depreciation of
  $5,002 and $4,489, respectively                                     1,625                1,584
Goodwill, net of accumulated amortization of
  $840 and $590, respectively                                         2,200                2,450
Other intangibles, net of accumulated amortization of
  $840 and $809, respectively                                           467                  458
Other                                                                   694                  879
                                                            ---------------      ---------------
Total assets                                                $        19,234      $        23,089
                                                            ===============      ===============


Liabilities and stockholders' equity
Current liabilities:
Current portion of note payable                             $           900      $           900
Accounts payable                                                      1,390                2,480
Accrued expenses                                                      1,088                1,796
                                                            ---------------      ---------------

Total current liabilities                                             3,378                5,176



Note payable                                                          2,025                2,700
Other liabilities                                                       496                  646
                                                            ---------------      ---------------

Total liabilities                                                     5,899                8,522

Stockholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 18,623,347
  and 18,526,972 shares issued, respectively                            186                  185
Additional paid-in capital                                           86,194               86,097
Accumulated deficit                                                 (75,802)             (74,574)
Accumulated other comprehensive income                                   35                   97
Treasury stock                                                       (1,098)              (1,058)
Nil coupon perpetual loan notes                                       3,820                3,820
                                                            ---------------      ---------------

Total stockholders' equity                                           13,335               14,567

                                                            ---------------      ---------------

Total liabilities and stockholders' equity                  $        19,234      $        23,089
                                                            ===============      ===============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)



                                                             Three Months Ended                   Nine Months Ended
                                                                September 30                         September 30
                                                               2001         2000                  2001         2000
                                                            --------------------              ---------------------

Net sales                                                $    4,194   $    5,981           $    12,090   $   16,287

Costs and expenses:
Cost of sales                                                 1,984        2,944                 5,926        8,992
Selling, general and administrative                           2,073        1,826                 6,205        5,432
Research and development                                        295          229                   851          705
Closing costs related to German subsidiary                       --           --                    --          528
                                                         ----------   ----------           -----------   ----------

Operating (loss) income                                       (158)          982                 (892)          630

Loss from equity interest in affiliates                        (93)          (80)                 (267)        (206)
Interest expense                                               (56)          (90)                 (194)        (273)
Other income (expense):
     Gain on sale of German subsidiary's chemical
     business                                                   --            --                    --          269
     Cumulative translation loss related to German
     subsidiary                                                 --            --                    --         (231)
     Other income, net                                          51            20                   126           22
                                                         ----------   ----------           -----------   ----------

(Loss) income before taxes                                    (256)          832               (1,227)          211

Income taxes                                                     --          (79)                   --         (79)
                                                         ----------   ----------           -----------   ----------

Net (loss) income                                        $    (256)   $      753           $   (1,227)   $      132
                                                         ==========   ==========           ===========   ==========

Net (loss) income per common share:

     Basic                                               $    (.01)   $      .04           $      (.07)  $      .01
                                                         ==========   ==========           ===========   ==========
     Diluted                                             $    (.01)   $      .04           $      (.07)  $      .01
                                                         ==========   ==========           ===========   ==========

Average number of common shares outstanding:

     Basic                                               18,558,000   18,411,000           18,530,000    18,384,000
                                                         ==========   ==========           ==========    ==========
     Diluted                                             18,558,000   19,633,000           18,530,000    19,760,000
                                                         ==========   ==========           ==========    ==========


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                      Nine Months Ended
                                                        September 30
                                                    2001             2000
                                               ------------------------------
Operating activities
Net cash provided by
     operating activities                      $       2,216    $       2,429
                                               -------------    -------------

Investing activities
Investments in affiliates                                 --             (341)
Loan to affiliate                                       (125)              --
Purchases of equipment and patents                      (608)            (505)
                                               -------------    -------------
Net cash used in investing activities                   (733)            (846)
                                               -------------    -------------

Financing activities
Exercise of stock options                                100              336
Purchase of treasury shares                              (39)              --
Repayment of borrowings                                 (675)            (450)
                                               -------------    -------------
Net cash used in
     financing activities                               (614)            (114)
                                               -------------    -------------

Effect of exchange rate fluctuations on cash             (12)            (104)
                                               -------------    -------------

Net increase in cash and cash equivalents                857            1,365

Cash and cash equivalents at beginning
   of period                                           8,987            8,959
                                               -------------    -------------

Cash and cash equivalents at
   end of period                               $       9,844    $      10,324
                                               =============    =============


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note A:  Basis of Presentation

      The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Note B: Close of German Subsidiary

      In the second quarter of 2000, the Company announced that it would concentrate its European resources in its Italian company, Fuel Tech Srl, and shut down Fuel Tech GmbH, a wholly owned subsidiary in Germany. At that time, a charge of $528,000 was recorded related to the closure of the entity. The charge included accruals of $343,000 primarily for severance obligations for four employees, lease termination costs and other costs related to the closure of the entity. This charge was recorded as part of operating income in the condensed consolidated statement of operations. As of September 30, 2001, the Company has remitted approximately $305,000 related to the reserved closing costs.

Note C: Earnings Per Share Data

      Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three and nine-month periods ended September 30, 2001 and 2000:

                                     Three months ended       Nine months ended
                                     2001            2000     2001         2000
                                    ---------------------    -------------------
Basic weighted-average shares         18,558       18,411     18,530      18,384
Conversion of unsecured loan notes        --          471         --         486
Unexercised options and warrants          --          751         --         890
                                     --------------------    -------------------
Diluted weighted-average shares       18,558       19,633     18,530      19,760
                                     ====================    ===================

Note D: Total Comprehensive Income

      Total comprehensive income for the Company is comprised of net income, the impact of foreign currency translation, and the change in fair value of the interest rate swap for the three and nine-month periods ended September 30, 2001 and 2000. Total comprehensive income was $(206,000) and $675,000 for the three month periods ended September 30, 2001 and 2000, respectively.

      Total comprehensive income was $(1,289,000) and $259,000 for the nine month periods ended September 30, 2001 and 2000, respectively.


                                      For the three months ended       For the nine months ended
                                              September 30                    September 30
                                     -----------------------------------------------------------
                                          2001            2000            2001          2000
                                     -------------    ------------    ------------  -----------

Comprehensive income:
    Net (loss) income                $  (256,000)      $ 753,000       $(1,227,000)   $ 132,000
    Foreign currency translation          60,000         (78,000)          (12,000)    (104,000)
    Change in fair value of                                   --                             --
    interest rate swap                   (10,000)                          (50,000)
    Foreign currency loss on German
    subsidiary                                --              --                --      231,000
                                     ------------     -----------   --------------    ----------
                                       $(206,000)      $ 675,000       $(1,289,000)    $259,000
                                     ============     ===========   ==============    ==========

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

As of September 30, 2001 the Company has reduced further the fair value of the interest rate swap by $30,000, thus increasing the "other liability" with a corresponding decrease to "accumulated other comprehensive income" for this amount. The impact of the ineffectiveness calculation at this same date was immaterial.

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

Note F:  Accounting for Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company will adopt FASB (Financial Accounting Standards Board) Statement No. 142, Goodwill and Other Intangible Assets which was approved on September 29, 2001. Under the guidance of this statement, Goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. For the nine months ended September 30, 2001, the Company recorded goodwill amortization of $250,000.

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



                            For the three months ended      For the nine months ended
                                    September 30                  September 30
                           ----------------------------   ----------------------------
                                2001         2000             2001           2000
                           -------------  ------------    -------------  -------------

Revenues:
    Domestic               $ 3,470,000     $ 4,865,000     $10,030,000    $ 13,868,000
    Foreign                    724,000       1,116,000       2,060,000       2,419,000
                           -----------     -----------    ------------    ------------
                           $ 4,194,000     $ 5,981,000    $ 12,090,000    $ 16,287,000
                           ===========     ===========    ============    ============

Operating Earnings:
    Domestic                $ (53,000)     $   990,000    $   (710,000)   $  1,579,000
    Foreign                  (105,000)          (8,000)       (182,000)       (949,000)
                           ----------      -----------    ------------    ------------
                           $ (158,000)     $   982,000    $   (892,000)   $    630,000
                           ==========      ===========    ============    ============

                           September 30,   December 31,
                               2001            2000
                           ------------    ------------
Assets:
    Domestic               $16,891,000     $19,640,000
    Foreign                  2,343,000       3,449,000
                           -----------     -----------
                           $19,234,000     $23,089,000
                           ===========     ===========

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      Net sales for the three months ended September 30, 2001 and 2000 were $4,194,000 and $5,981,000, respectively while net sales for the nine months ended September 30, 2001 and 2000 were $12,090,000 and $16,287,000, respectively. The year on year decline is attributable to the decrease in domestic NOx reduction industrial and utility project revenues. The decline in domestic industrial project revenue is due to a NOx reduction regulation, as mandated in Title III of the Clean Air Act Amendments of 1990 (CAAA), requiring municipal solid waste incinerators to significantly reduce their NOx emissions by December 1, 2000. This regulation had a significant positive impact on industrial project revenues in 2000, and it was expected that these revenues would not repeat in 2001. NOx reduction utility revenue had been negatively impacted by the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP Call regulation. As discussed further below, the uncertainty regarding this regulation has been substantially lifted and the Company expects demand for its NOx reduction technologies to increase significantly during the next few years. Domestic fuel treatment chemical revenues for the three and nine month periods ended September 30, 2001 were in excess of the prior year periods by approximately $700,000 and $2,700,000, respectively. The favorable results were attributable to two primary factors, namely, the extensive burning of oil at key customer locations and to the continued development of new business opportunities for the Company's patented targeted-in-furnace-injection technology.

      The "SIP Call" is the federal mandate introduced in 1998 to further reduce NOx in 22 states by May 2003. This mandate was an extension of Phase II of Title I of the CAAA. In May 1999 a stay was imposed on this regulation. On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states and, on June 22, 2000, the same court made a final ruling upholding the EPA's SIP call regulation and denying the appeal of the states and utilities. Subsequent to this court ruling, the stay on the SIP Call was lifted. Although the NOx reduction requirement date was moved back one year to May of 2004, nineteen states were required to complete and issue their State Implementation Plans for NOx reduction by October of 2000. These plans, which the EPA had until October 2001 to approve, will potentially impact 700 to 800 utility boilers and 400 to 500 industrial units.

      In February 2001, the United States Supreme Court, in a unanimous decision, upheld EPA's authority to revise the National Ambient Air Quality Standard for ozone to 0.080 parts per million averaged through an eight-hour period from the current 0.120 parts per million for a one-hour period. This more stringent standard provides clarity and impetus for air pollution control efforts well beyond the current ozone attainment requirement of 2007. In keeping with this trend, the Supreme Court, only days later, denied industry's attempt to again stay the SIP Call, effectively exhausting all means of appeal.

      In addition to the SIP Call regulation, the so-called Section 126 Petitions, which enable downwind states to obtain relief from pollutants arising from their upwind neighbors, require major emissions sources in 12 of the 19 aforementioned states to comply with the 85% aggregate NOx reduction requirement by May 1, 2003. The May 1, 2003 deadline was recently suspended by the US Circuit Court of Appeals for the District of Columbia, pending the EPA's submission of additional documentation regarding projected NOx growth rates. At most, the deadline for compliance by these effected sources will fall back to May 31, 2004, as these sources face similar requirements under the SIP Call, discussed above.

      Based on these regulatory developments, the Company expects to see project bookings from utilities resume towards the end of 2001 and beyond.

      Cost of sales for the third quarter and nine month year to date periods has improved on a percentage basis from the same periods of the prior year, reflecting a favorable product mix, as domestic fuel treatment chemical revenues comprised a larger percent of total revenues throughout the first nine months of 2001. The sale of the Company's chemical business in Germany in June of 2000 also contributed to the margin improvement, as this business was highly competitive and contributed lower margins than similar product sales in the U.S.

      Selling, general and administrative expenses were $2,073,000 in the third quarter of 2001 versus $1,826,000 in the comparable period in 2000. For the nine months ended September 30, 2001 and 2000, selling, general and administrative expenses increased to $6,205,000 from $5,432,000 in 2000. The increase is due primarily to a refocusing of the Company's engineering resources towards planning efforts for the anticipated increase in NOx project business and towards refinement of new proprietary technologies (e.g. NOxOUT Ultra). Engineering resources, whose time in prior quarters would have been charged to cost of sales, were charged instead to selling, general and administrative expenses or research and development expenses.

      Research and development expenses for the nine months ended September 30, 2001 and 2000 were $851,000 and $705,000, respectively. The Company continues to pursue commercial applications for its technologies outside of its traditional markets, with a particular focus on its Virtual Vantage(TM) advanced visualization software and its NOxOUT Ultra process.

      For the nine months ended September 30, 2001, the Company recognized a loss of $66,000 on its equity investment in Fuel Tech CS GmbH, a 49 percent-owned entity, the majority of which being attributable to a non-cash charge related to a decrease in the amortization period for goodwill. A loss of $201,000 was recognized on the Company's equity investment in Clean Diesel Technologies, Inc., its 21.6 percent-owned affiliate.

      For the nine months ended September 30, 2001, the Company recorded other income of $126,000 versus $22,000 in the comparable period in 2000. The increase stems largely from a decrease in the amortization period for the deferred gain that was recorded in the second quarter of 2000 at the time of sale of the Company's German chemical business to Fuel Tech CS GmbH. The amortization periods for the goodwill on the books of Fuel Tech CS GmbH, mentioned above, and for the deferred gain on the books of the Company, are the same.

      Interest expense for the nine months ended September 30, 2001 was reduced to $194,000 from $273,000 in the comparable period in 2000, the decrease being attributable to a reduction in the average outstanding principal balance on the Company's term loan, as well as to a reduction in short term interest rates.

      There was no income tax expense recorded in the first nine months of 2001.

Liquidity and Sources of Capital

      For the nine months ended September 30, 2001 and 2000, the Company generated cash from operating activities of $2,216,000 and $2,429,000, respectively. The increased cash generation stems primarily from a reduction in trade working capital in both periods.

      At September 30, 2001 and December 31, 2000, the Company had cash and cash equivalents of $9,844,000 and $8,987,000, respectively.

       Working capital decreased to $10,870,000 at September 30, 2001 from $12,542,000 at December 31, 2000 due primarily to a reduction in accounts receivable related to NOx reduction projects which has been driven by lower NOx reduction revenues.

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


Date:  November 12, 2001      By:  /s/Ralph E. Bailey
                                   ---------------------------------------
                                   Ralph E. Bailey
                                   Chairman, Managing Director and Chief
                                   Executive Officer


Date:  November 12, 2001      By:  /s/Scott M. Schecter
                                   ---------------------------------------
                                   Scott M. Schecter
                                   Chief Financial Officer, Vice President and
                                   Treasurer