Form 10-K
period 2001-12-31
FUEL TECH N V
filed 2002-03-26
CIK 846913

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended:
         December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_________________to_______________

                          Commission File No. 000-21724

                                 FUEL-TECH N.V.
             (Exact name of registrant as specified in its charter)


    Netherlands Antilles                                  N/A
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation of organization)

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

                                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of March 20, 2002:
$91,366,000

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 20, 2002: 19,252,534 shares Common Stock, $0.01 par value.

                      Documents incorporated by reference:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2002 described in Parts II, III, and IV hereof are incorporated by reference in this report.

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.    Business                                                            1
Item 2.    Description of Property                                             5
Item 3.    Legal Proceedings                                                   5
Item 4.    Submission of Matters to Vote of Security Holders                   5


                                     PART II

Item 5.    Market for Registrant's Common Equity
                and Related Stockholder Matters                                6
Item 6.    Selected Financial Data                                             8
Item 7.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                  9
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk         15
Item 8.    Financial Statements and Supplementary Data                        16
Item 9.    Changes in and Disagreements with Accountants
                and Financial Disclosure                                      32


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 32
Item 11.   Executive Compensation                                             32
Item 12.   Security Ownership of Certain Beneficial Owners
                and Management                                                32
Item 13.   Certain Relationships and Related Transactions                     32


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                   33

Signatures                                                                    35

                             TABLE OF DEFINED TERMS


Term           Definition
----           ----------

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

NOxOUT(R)
Process        The Company's SNCR process for the reduction of NOx

NOxOUT SCR(R)  Urea used as a catalyst reagent

Rich Reagent   An SNCR-type process that broadens the NOx reduction capability
Injection      of the NOxOUT Process at a cost similar to NOxOUT. RRI can also
Technology     be applied on a stand-alone basis.
(RRI)

SCR            Selective Catalytic Reduction

SIP Call       State Implementation Plan Rulemaking Procedure

SNCR           Selective Non-Catalytic Reduction

SO2            Sulfur dioxide

SOxOUT         The Company's process for the reduction of SO2
CASCADE(R)

ULTRA(TM)      The Company's process for generating ammonia for use as SCR reagent

Virtual        The Company's advanced visualization services
Vantage(TM)

                   Fuel-Tech N.V. Subsidiaries and Affiliates
                               December 31, 2001

                                   -----------
                                      FTNV
                                   Netherlands
               -------------------  Antilles  -----------------------------
               |  49%              -----------              | 100%        | 16%
              FTCS                      | 100%             PPI           CDT
             Germany                   FTI               Delaware      Delaware
                                  Massachusetts
                                        |
 100%---------100%----------------------|------100%--------100%
  |            |                        |                   |
-------     -------                -----------           -------
                                    HOLDINGS
 FTJL         FTL                  Netherlands             Srl
Jamaica      Canada                  Antilles             Italy
-------     -------                -----------           -------
                                        |
                                        |
                                        | 100%
                                   -----------
                                       BV
                                   Netherlands
                                   -----------
                                        |
                                        |
                                        | 100%
                                   -----------
                                      GmbH
                                     Germany
                                   -----------

--------------------------------------------------------
FTNV      - Fuel-Tech N.V.
FTI       - Fuel Tech, Inc.
Holdings  - Fuel Tech Holdings N.Y.
BV        - Fuel Tech BV
GmbH      - Fuel Tech GmbH
FTL       - Fuel Tech Targeted Injection Chemicals Ltd.
FTJL      - Fuel Tech Jamaica Limited
Srl       - Fuel Tech Srl
PPI       - Platinum Plus, Inc.
CDT       - Clean Diesel Technologies, Inc.
FTCS      - Fuel Tech CS GmbH
--------------------------------------------------------

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

ITEM 1. BUSINESS

The Company

         Fuel-Tech N.V., including its subsidiaries (the "Company"), is a technology company active in the air pollution control and specialty chemical businesses through its wholly owned subsidiary Fuel Tech, Inc. ("FTI") and its affiliate Clean Diesel Technologies, Inc. ("CDT"). Fuel-Tech N.V., incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22-24 in Curacao under No. 1334/N.V.

Fuel Tech, Inc.

         FTI's special focus is the worldwide marketing of its nitrogen oxide ("NOx") reduction and FUEL CHEM(R) Processes. The NOx reduction technologies, which include the NOxOUT(R), NOxOUT CASCADE(R), NOxOUT SCR(R), and FLGR(TM) processes, reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. The FUEL CHEM business uses chemical processes for slagging, fouling, and corrosion control and plume abatement in furnaces and boilers through the addition of chemicals into the fuel or by Targeted-In-Furnace-Injection. FTI has a number of other technologies, such as NOxOUT ULTRA(TM), both commercial and in the development stage, that are for the most part add-ons to the NOxOUT Process or similar in their technological base. FTI's business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

Clean Diesel Technologies, Inc.

         CDT, a Delaware corporation, is a specialty chemical company supplying fuel additives and systems that reduce harmful emissions from internal combustion engines while improving fuel economy. CDT's two main technology areas are Platinum Fuel Catalysts ("PFC's") for emission control and fuel economy improvement in diesel and gasoline-fueled engines and NOx reduction systems for control of NOx emissions from stationary and mobile diesel engines. CDT was formed in 1994 as a wholly owned subsidiary of the Company, which had conducted fundamental work regarding the Company's technologies. CDT was spun off by the Company in a 1995 rights offering. At December 31, 2001, the Company held 16% of the equity of CDT in the form of CDT common stock. CDT is a public company registered under the Securities Act of 1934. CDT's technology was in part acquired by assignment from the Company, which assignment obligates CDT until 2008 to pay to the Company royalties of 2.5% of gross revenues derived from sale of the PFC's.

American Bailey Corporation

         American Bailey Corporation ("ABC") performs management services for the Company under an Agreement dated April 30, 1998, as amended. Ralph E. Bailey, Chairman, Chief Executive Officer and Managing Director of the Company, and Douglas G. Bailey, Managing Director of the Company, are shareholders of ABC. See the more detailed information relating to this subject under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be distributed in connection with the Company's 2002 Annual General Meeting of Shareholders, which information is incorporated by reference. Also, refer to Note 2 to the consolidated financial statements.

NOx Reduction

Regulations and Markets

         The domestic U.S. air pollution control market is the primary driver in the Company's NOx reduction business. The Company estimates the domestic market to be $2 billion in revenues per year over the next three to four years. This market is dependant on air pollution regulations and their continued enforcement. These regulations are based on the Clean Air Act Amendments of 1990 (the "CAAA") which require reductions in NOx emissions on varying timetables with respect to various sources of emissions. Under the SIP (State Implementation Plan ) Call, an extension of Phase II of Title I - Ozone Non-Attainment (Ozone Transport) of the CAAA (discussed further below) over 1000 utility and large industrial boilers in 19 states are required to achieve certain NOx reduction targets by May 31, 2004. Under Title III - Air Toxics of the CAAA, 80 municipal solid waste facilities in the U.S. had to achieve certain NOx reduction targets by December 2000. Also, in Europe under European Union Directives, over 100 industrial units must achieve NOx reductions by 2005.

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

         As noted above, the original SIP Call is the federal mandate introduced in 1998 to further reduce NOx in 22 states by May 2003. This mandate was an extension of Phase II of Title I of the Clean Air Act Amendments of 1990 (CAAA). On May 14, 1999, the U.S. Circuit Court of Appeals for the District of Columbia Circuit issued a decision and opinion in American Trucking Association, Inc. et al v. Environmental Protection Agency et al (No. 97-1440), in which the Court found that the 1997 EPA adoption of primary and secondary national ambient air quality standards for particulate matter and ozone involved an unconstitutional delegation of Congressional power and remanded the case to the EPA for action. Also, on May 25, 1999 in a separate case, State of Michigan et al v. Environmental Protection Agency (No. 98-1497), the same Court ordered a partial stay of implementation of the SIP Call regulation until further order of the Court. This order was in response to a motion of the plaintiffs to delay implementation of the SIP Call regulation until resolution of their suit challenging that regulation. On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states and, on June 22, 2000, the same court made a final ruling upholding the EPA's SIP Call regulation and denying the appeal of the states and utilities. Subsequent to this court ruling, the stay in the SIP Call was lifted. Although the NOx reduction requirement date was moved back one year to May of 2004, 19 states were required to complete and issue their State Implementation Plans for NOx reduction by late October of 2000. These plans, which the EPA had until October 2001 to approve, impacted 700 to 800 utility boilers and 400 to 500 industrial units.

         In February 2001, the Federal Supreme Court, in a unanimous decision, upheld EPA's authority to revise the National Ambient Air Quality Standard for ozone to 0.080 parts per million averaged through an eight-hour period from the current 0.120 parts per million for a one-hour period. This more stringent standard provides clarity and impetus for air pollution control efforts well beyond the current ozone attainment requirement of 2007. In keeping with this trend, the Supreme Court, only days later, denied industry's attempt to stay the SIP Call, effectively exhausting all means of appeal. Based on these regulatory developments, the Company is enjoying accelerated interest in its programs that have led to significant project bookings late in 2001 and early in 2002.


Products

         The Company's NOxOUT Process is a Selective Non-Catalytic Reduction ("SNCR") process that uses non-hazardous urea as the reagent rather than ammonia. The NOxOUT Process on its own is capable of reducing NOx by up to 40% for utilities and by potentially significantly greater amounts for industrial units in many types of plants with capital costs ranging from $6 - $20/kw for utility boilers and with annualized operating costs ranging from $1,000 - $1,500/ton of NOx removed.

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

         The Company is currently in the process of commercially offering its NOxOUT ULTRA system. The system is designed to safely and economically convert urea to ammonia for use as a reagent in the selective catalytic reduction process (SCR) for NOx reduction. In this fashion, the Company intends to participate in the SCR segment of the SIP Call driven market. Recent local hurdles encountered in the ammonia permitting process have raised concerns regarding the safety of ammonia storage in quantities sufficient to supply SCR.

         The Company has recently licensed Rich Reagent Injection Technology from the Electric Power Research Institute. The technology has been proven in full-scale field studies on cyclone-fired units to reduce NOx by 25-30%. The technology is a generic SNCR whose applicability is outside the temperature range of NOxOUT. The technology is envisioned as an add-on to the Company's NOxOUT systems, thus potentially broadening the NOx reduction of the combined system to almost 50% with a minimal additional capital requirement.

         Sales of the NOx reduction technologies were $10.4 million, $17.4 million, and $27.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.

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

         The use of ammonia as the reagent for the SNCR process was developed by the ExxonMobil Corporation. The Company understands that the ExxonMobil patents on this process have expired. This process can reduce NOx by 30% to 70% on incinerators, but has limited applicability in the utility industry. Ammonia system capital costs range from $15 - $22/kw, while annualized operating costs range from $1,000 - $3,000/ton of NOx removed. These systems require the use of stored ammonia, a hazardous substance.

         In addition to or in lieu of using the foregoing processes, certain customers will elect to close or derate plants, purchase electricity from third-party sources, switch from higher to lower NOx emitting fuels or purchase NOx emission allowances.

FUEL CHEM

Product and Markets

         The Company's fireside and fuel additive programs, FUEL CHEM, help improve unit performance and reduce customer operating costs. Through the program, customers have enjoyed returns on their investments of up to 500%. The Targeted-In-Furnace-Injection approach, a key FUEL CHEM technology on which two patents have been issued, is a uniquely engineered and economical solution to furnace fouling and corrosion problems. Electric utilities, the pulp and paper industry and municipal solid waste incinerator facilities make up the principal markets for the program.

         Sales of the FUEL CHEM products were $7.2 million, $4.5 million, and $5.8 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Competition

         During 2001, the Company placed a significant focus on penetration of the coal-fired utility industry. A successful demonstration at a Western U.S. utility led to the attainment of the first commercial contract in this market. For the majority of the year, parity existed between the price of oil and natural gas, which served to support the utilization of Fuel Chem programs (which are dependent on the utilization of oil). However, favorable natural gas pricing vis a vis oil, combined with an overall downturn in the economy and normal maintenance outages, negatively impacted revenues in the latter portion of the fourth quarter.

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

Advanced Engineering Services

         The Company's Advanced Engineering Services ("AES") continued in 2001 to support the sale of the Company's NOx reduction and FUEL CHEM systems, particularly through the use of computational fluid dynamics ("CFD") tools. These CFD tools assist in the prediction of the behavior of gas flows, thereby enhancing the implementation of the Company's NOx reduction systems and the application of its FUEL CHEM slag and corrosion control processes. Also, in 2001, the Company augmented its AES staff and equipment with a view toward not only better serving the Company's customers but also to seek other applications for its services. Toward this goal, the Company has made progress in the commercialization of Virtual Vantage(TM), which allows users to visualize complex data sets in a virtual reality environment. The Company expects to release Version 1.0 of this software in the first half of 2002.

Intellectual Property

         See Item 2 "Description of Property" for information on the Company's intellectual property and proprietary position, which are material to its business.

Employees

         The Company has 73 full-time employees, 68 in North America and 5 in Europe. The Company enjoys good relations with its employees and is not a party to any labor management agreements.

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

(ii)     Common Shareholders Subordinate to Nil Coupon Loan Note Holders

         In the event of a liquidation of the Company, the holders of the Common Shares of the Company will be subordinate to the prior claims of the holders of the Company's Nil Coupon Loan Notes in principal amount at the date of this report of approximately $2.6 million.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's NOxOUT Process is based on the Electric Power Research Institute (EPRI) urea technology embodied in two patents licensed to the Company ("EPRI patents"). One of these patents expired in 1997 and the other expired in 1999. In addition to these, the Company owns 105 patents worldwide, with 3 patent applications pending in the U.S. and 21 pending in non-U.S. jurisdictions. These patents cover some 43 inventions, 31 associated with the NOxOUT Process; 2 associated with FUEL CHEM, 1 associated with Virtual Vantage and 9 associated with non-commercialized technologies. These inventions represent significant enhancements of the application and performance of the technologies. Although the EPRI patents and license have expired, the Company believes that the protection provided by the numerous claims in the above referenced patents or patent applications of the Company is substantial and, regardless of the expired EPRI urea patents, affords the Company a significant competitive advantage in the SNCR field. Accordingly, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on the Company's business.

         The Company's most recent NOx reduction technology is Fuel Lean Gas Reburn (FLGR) which is licensed through November 2003 from the Gas Technology Institute in Chicago. The Company has an option to extend the agreement for a seven-year period of time.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2001, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

         The Company's Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc. (Small Capitalization) and the Berlin Stock Exchange.

Prices

         The table below sets forth the high and low sales prices during each calendar quarter since January, 2000.

                                             High                Low
                                             ----                ---
     2001
Fourth Quarter                               6.070               2.190
Third Quarter                                3.700               2.010
Second Quarter                               3.840               2.000
First Quarter                                2.781               1.250

     2000
Fourth Quarter                               2.375               1.250
Third Quarter                                2.625               1.875
Second Quarter                               2.813               1.844
First Quarter                                3.500               1.844

Dividends

         The Company has not to date paid dividends on its Common Shares and is not expected to do so in the foreseeable future.

Restricted Subsidiary Assets

         Refer to Note 8 to the consolidated financial statements for a discussion of restrictions between the Company and its wholly owned subsidiary, FTI.

Holders

         Based on information from the Company's Transfer Agent, as of March 15, 2002, there were 408 registered holders of the Company's common stock. Management believes that, on such date, there were approximately 2,300 beneficial holders of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

         Selected financial data is presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2001. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2001, and "Management's Discussion and Analysis of Financial Condition and Results of Operations. "

                                                                      For the years ended December 31
                                              -----------------------------------------------------------------------------------
STATEMENT of OPERATIONS DATA                       2001              2000             1999             1998             1997
                                              --------------    --------------   --------------   --------------   --------------
(in thousands of U.S. dollars, except for
share data)
Net sales                                     $       17,672    $       21,906   $       33,325   $       25,864   $           --
Royalty income from NFT                                   --                --               --               --              148
Loss from equity interest in joint venture                --                --               --               --              853
Selling, general and administrative and other
  costs and expenses                                   9,873             9,305            9,691            8,927            2,064
Net (loss) income                                     (1,633)              415            3,008              539           (2,571)
                                              --------------    --------------   --------------   --------------   --------------

Basic (loss) income per common share          $        (0.09)   $         0.02   $         0.17   $         0.03   $        (0.21)
Diluted (loss) income per common share        $        (0.09)   $         0.02   $         0.16   $         0.03   $        (0.21)
Weighted-average basic shares outstanding         18,592,000        18,396,000       17,752,000       15,680,000       12,387,000
Weighted-average diluted shares outstanding       18,592,000        19,621,000       19,335,000       17,437,000       12,387,000

                                                                                     December 31
                                              -----------------------------------------------------------------------------------
BALANCE SHEET DATA                                  2001              2000             1999             1998             1997
                                              --------------    --------------   --------------   --------------   --------------
(in thousands of U.S. dollars, except for per
share data)
Working capital                               $        8,861    $       12,542   $       12,126   $        9,047   $        1,766
Total assets                                          20,328            23,089           24,464           19,153            5,947
Total liabilities                                      7,193             8,522           10,773            8,837              701
Shareholders' equity                                  13,135            14,567           13,691           10,316            5,246
Net tangible book value per share             $         0.56    $         0.59   $         0.52   $         0.45   $         0.37

Notes:

(1) Effective April 30, 1998, Fuel Tech, Inc., a wholly owned subsidiary of Fuel-Tech N.V. (the "Company"), purchased Nalco Chemical Company's 50% interest in the Nalco Fuel Tech (NFT) joint venture. As a result of this transaction, the Company owns 100% of the assets and liabilities of NFT. The 1998 operations of NFT have been consolidated with those of the Company for the entire year. The Company's operating results for 1997 reflect the Company's 50% share of NFT's operating results on the equity basis of accounting. Refer to Note 2 to the consolidated financial statements.

(2) Shareholders' equity includes outstanding nominal nil coupon non-redeemable perpetual loan notes. See Note 5 to the consolidated financial statements.

(3) Net tangible book value per share assumes full conversion of the Company's nil coupon non-redeemable perpetual loan notes into shares of the Company's common stock.

(4) Effective March 31, 1985, FTI effected a quasi-reorganization and reduced the value of certain of its assets. Tax benefits resulting from the utilization of the United States federal tax loss carryforwards existing as of the date of the quasi-reorganization have been excluded from the results of operations and credited to additional paid-in capital when realized. Tax benefits from the utilization of such carryforwards of $722,000 and $1,363,000 were realized in 1999 and 1998, respectively. As such, a non-cash charge was recorded as income tax expense, and additional paid-in capital was increased accordingly for the amounts noted above in both years. There are no remaining tax loss carryforwards from years prior to the date of the quasi-reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background


         Fuel-Tech N.V. (the "Company") operates primarily in the air pollution control business. It distributes its products through its direct sales force, licensees and agents. Principal markets for its products are stationary combustion sources that produce nitrogen oxide (NOx) and other emissions. The Company sells its fuel treatment chemicals through its direct sales force and agents to industrial and utility power-generation facilities.

         The Company currently generates revenues from the following two product lines:

Nitrogen Oxide ("NOx") Reduction Technologies

         The Company markets several NOx reduction technologies to meet statutory NOx reduction requirements worldwide. The near-term driver for growth in this business is the Ozone Transport SIP (State Implementation Plan) Call, which requires 19 states to decrease their NOx emissions by May 31, 2004. This regulation impacts 700-800 utility boilers and 400-500 large industrial boilers (see below for more detail on the SIP Call).

Fuel Treatment Chemicals

         The Company's proprietary Targeted-In-Furnace-Injection technology centers around the unique application of specialty chemicals to improve the performance of combustion units. Specifically, this technology is used to reduce slag formation, corrosion and opacity in boilers, furnaces and incinerators. The Company believes its largest market opportunity for this product line is those units burning Western coals, many of which have significant operational issues related to the formation of slag. Fuel Tech first penetrated this market in 2001 through the successful demonstration of this technology on a large utility boiler burning Western coal and, based on this success, expects to further penetrate this market in 2002.

2001 versus 2000

         Net sales in 2001 totaled $17,672,000 versus net sales of $21,906,000 in 2000, a decline of 19%. This overall decline is due to a $9,100,000 year on year reduction in domestic NOx reduction industrial project revenues, the basis of which is discussed further below. This result was partially offset by two favorable factors. First, the Company experienced a $2,776,000 increase in fuel treatment chemical revenues in 2001 versus 2000, to a record level of $7,209,000. Second, the Company realized revenues from temperature mapping and modeling activities predominantly for the domestic NOx reduction utility project business in the amount of approximately $1,700,000 in 2001 versus an immaterial amount in 2000.

         The year on year decline in domestic NOx reduction industrial project revenues is attributable to a NOx reduction regulation, as mandated in Title III of the Clean Air Act Amendments of 1990 (CAAA), requiring municipal solid waste incinerators to significantly reduce their NOx emissions by December 1, 2000. This regulation had a significant positive impact on industrial project revenues in 2000, and it was expected that these revenues would not repeat in 2001. NOx reduction utility revenue had been negatively impacted by the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP Call regulation. As discussed further below, the uncertainty regarding this regulation has been lifted and the Company expects demand for its NOx reduction technologies to increase significantly during the next few years.

         The increase in fuel treatment chemical revenues is attributable to the Company's success in penetrating the market for utility units burning Western coals, and to customers' conversion from existing suppliers to Fuel Tech. Significant focus has been placed on marketing the Company's patented Targeted-In-Furnace-Injection approach to reducing the operating costs of customers' units. The succesful penetration of the market for utility units burning western coals will serve as the primary driver for revenue growth in this business in the upcoming years.

         The "SIP Call" is the federal mandate that, when introduced in 1998, required 22 states to reduce NOx emissions by May 2003. This mandate was an extension of Phase II of Title I of the CAAA. In May 1999 a stay was imposed on this regulation. On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states and, on June 22, 2000, the same court made a final ruling upholding the EPA's SIP call regulation and denying the appeal of the states and utilities. Subsequent to this court ruling, the stay on the SIP Call was lifted. Although the NOx reduction requirement date was moved back one year to May of 2004, nineteen states were required to complete and issue their State Implementation Plans for NOx reduction by October of 2000. These plans, which the EPA had until October 2001 to approve, will potentially impact 700 to 800 utility boilers and 400 to 500 large industrial units.

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

         Based on these regulatory developments, the Company is enjoying accelerated interest in its programs that have led to significant project bookings late in 2001 and early 2002.

         In 2001, the Company realized approximately $1,700,000 in revenues from temperature mapping and modeling orders received on 40 boilers predominantly for the domestic NOx reduction utility project business. The Company's performance of temperature mapping and modeling work for a customer is the precursor to performing NOx reduction project installations on the units for which the mapping and modeling has been performed. It is the Company's belief that project orders will be received from the majority of customers for whom temperature mapping and modeling work has been performed.

         The gross margin percentage on an overall basis across all products was 49.1% in 2001, compared with 46.3% in 2000. The improvement was realized primarily due to the increase in revenues in the fuel treatment chemical business. As NOx reduction revenues from utility companies in the United States increase due to the above-mentioned regulations, this business will comprise a much larger percentage of the Company's overall revenues. As a result, the Company expects that the overall gross margin percentages will decline over the next several years, reflecting the change in product mix. It should be noted, however, that gross margin dollars are expected to increase significantly in 2002 due to the expected increase in revenues in both the NOx control and fuel treatment chemical businesses.

         Selling, general and administrative expenses were $8,708,000 for the twelve months ended December 31, 2001, an increase of $774,000 from the prior year. The increase is due primarily to a higher level of selling and service expenses resulting from the increased agents fees and commissions for the U.S. fuel treatment chemical business, and to a lesser extent to an increase in expenses related to the enhancement and expansion of the Company's European business.

         Research and development expenses for the twelve months ended December 31, 2001 and 2000 were $1,165,000 and $843,000, respectively. The Company continues to aggressively pursue commercial applications for its technologies outside of its traditional markets, with a particular focus on its NOxOUT ULTRA(TM) process and its Virtual Vantage(TM) advanced visualization software. The Company sold its first commercial demonstration of NOxOUT ULTRA late in 2001, and expects additional demonstration orders in 2002. Version 1.0 of the Virtual Vantage software is expected to be released late in the second quarter of 2002, but the Company does not expect to realize significant revenues from this product before 2003.

         The Company recorded a net loss from its equity interest in affiliates during the year 2001 of $342,000. This amount consists of a $250,000 loss recognized on its equity investment in Clean Diesel Technologies, Inc. (CDT), and a $92,000 loss on its investment in Fuel Tech CS GmbH. The Company has a 16% common stock ownership interest in CDT as of December 31, 2001, while the Company has a 49% ownership interest in Fuel Tech CS GmbH as noted above. Please refer to Note 9 of the consolidated financial statements for a further discussion of related party transactions.

         Interest expense decreased to $245,000 for the twelve-month period ended December 31, 2001 from $354,000 for the same period in 2000. The favorable variance is due solely to the decrease in the average outstanding principal debt balance during the year, and to a decrease in short-term interest rates.

         Other income and expense for the twelve-month period ended December 31, 2001 was $37,000 versus $82,000 for the same period in 2000. The decrease is due to a lower level of interest income that was driven by the decrease in short-term interest rates noted above, and to the write down of impaired assets. Partially offsetting these factors was a gain in the amount of approximately $180,000 related to the dissolution of the wholly owned subsidiaries in Poland and Taiwan. The entity in Poland has not been operational since 1997, and the entity in Taiwan operated only as a sales agency office.

         The Company recorded a tax benefit of $114,000 in 2001 related to the Italian subsidiary. There were no domestic income taxes recorded in 2001 as the Company recorded a net loss for the year. The Company has $39.9 million in United States federal income tax loss carryforwards as of December 31, 2001, the deferred tax benefit of which has been offset by a valuation allowance in the Company's balance sheet.

         In the opinion of management, the Company's expected near-term revenue growth in its NOx reduction business will be directly related to the implementation of the requirements of the CAAA. The Company's implementor and alliance strategies will enable the Company to provide the NOxOUT Process to an increasing number of customers without significantly adding technical and support staff. Customers purchase the NOxOUT Process and related technologies from either the Company or its implementors. If customers purchase the NOxOUT Process from implementors, the per contract revenues to the Company may be lower, but more installations may be handled.

2000 versus 1999

         Net sales in 2000 totaled $21,906,000 versus net sales of $33,325,000 in 1999, a decline of 34%. This overall decline was due primarily to a $13,337,000 year on year reduction in domestic NOx reduction project revenue from utilities. This result was somewhat offset by a 28% increase in domestic NOx reduction industrial project revenue, as particular emphasis was placed on this market segment while awaiting resolution of litigation concerning regulations affecting the domestic utility segment. International NOx reduction industrial project revenues in 2000 were behind 1999 by 51%, with the decline being attributable to the closure of Fuel Tech GmbH, a wholly owned subsidiary of the Company (discussed further below) and to the completion of a major project in Asia in 1999. International project revenues were, however, supported by the continued maturation of the Western European market, with new business attained in France and Italy. Lastly, revenues derived from the sale of fuel treatment chemicals domestically and internationally fell short of 1999 levels by 9% and 58%, respectively. Domestically, the negative impact of high crude oil prices early in the year could not be completely overcome by year-end gains resulting from the high price of natural gas (causing boiler operators to switch fuels back to oil), and the penetration of the Company's patented Targeted-In-Furnace-Injection technology. The decline in International fuel treatment chemical revenues was primarily attributable to a large customer's change in fuels, thus eliminating their requirement for treatment chemicals.

         The Company believes that the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP Call regulation, as discussed previously, was the primary reason for the decline in domestic NOx reduction utility project revenue experienced in 2000.

         As noted above, sales in the domestic fuel treatment chemical segment increased during the latter part of 2000, which resulted from the increase in the cost of natural gas that has caused customers to switch back to using fuel oil. Additionally, significant effort was being expended to further penetrate and enter the potentially lucrative pulp and paper and Western coals markets. The Company directed its sales and marketing efforts toward the penetration of its patented Targeted-In-Furnace-Injection technology into these segments of the market, where the return on investment to the Company's customers can reach in excess of 500% per year.

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

               - Fuel Tech GmbH recorded a charge of $528,000 related to the closure of the entity. The charge included accruals of $343,000 primarily for severance obligations for four employees, lease termination costs and other costs related to the closure of the entity. This charge was recorded as a reduction to operating income in the consolidated statement of operations. As of December 31, 2001, the Company made payments of approximately $311,000 related to this charge.

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

         The Company recorded a net loss from its equity interest in affiliates during the year 2000 of $195,000. This amount consists of a $225,000 loss recognized on its equity investment in Clean Diesel Technologies, Inc. (CDT), offset by a $30,000 gain on its investment in Fuel Tech CS GmbH. The Company had a 21.6% common stock ownership interest in CDT as of December 31, 2000, while the Company had a 49% ownership interest in Fuel Tech CS GmbH as noted above. Please refer to Note 9 of the consolidated financial statements for a further discussion of related party transactions.

         Interest expense increased to $354,000 for the twelve-month period ended December 31, 2000 from $309,000 for the same period in 1999. The unfavorable variance is due solely to the increase in the average outstanding principal debt balance during the year. A $4.5 million term loan was received on September 1, 1999, and was used to retire a note held by Nalco Chemical Company ("Nalco"), the Company's former joint venture partner in Nalco Fuel Tech ("NFT"), with a remaining principal balance of $2.5 million and for the buyout of a contingent payment obligation held by Nalco which had a maximum remaining obligation of $5.4 million. Both obligations relate to the Company's purchase of Nalco's interest in NFT in April 1998.

         Other income and expense for the twelve-month period ended December 31, 2000 was favorable versus the prior year by $333,000. Higher levels of interest income driven by favorable cash balances and higher interest rates, as well as the impact of the German transactions discussed above provided the positive variance.

         The Company did not record the impact of income taxes in 2000, while income tax expense of $1,299,000 was recorded in 1999. The Company had $46.0 million in United States federal income tax loss carryforwards as of December 31, 2000 (the deferred tax benefit of which has been offset by a valuation allowance in the Company's balance sheet). There was no income tax impact recorded in the 2000 results primarily due to recording the benefit of the net operating losses generated in prior years, which were carried forward and applied at the state level.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were approximately $9.3 million at December 31, 2001 versus $9.0 million at December 31, 2000. Operating activities, which provided $2.1 million of cash in 2001, were driven by the continued improvement in working capital management. Investing activities, which used cash of $1.1 million during the year, were primarily comprised of a loan to CDT of $125,000 and to the continued investment in equipment and intellectual property of $1,016,000. Financing activities, which used cash of $534,000 during the year, were comprised primarily of debt repayments of $900,000, which were offset by cash received from the exercise of stock options.

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

         At December 31, 2001, the Company had cash and cash equivalents of $9,338,000 and working capital of $8,861,000 versus $8,987,000 and $12,542,000 at the end of 2000, respectively.

         On September 1, 1999, FTI entered into a $3.0 million revolving credit facility expiring August 31, 2002, which is collateralized by all personal property owned by FTI. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest at the bank's prime rate, or at an optional rate that can be selected by FTI which is based on the bank's Interbank Offering Rate plus 2.25%.

         Also, on September 1, 1999, FTI entered into a term loan agreement with the same bank for a total principal balance of $4.5 million. The principal balance was to be repaid in quarterly installments of $225,000 commencing on December 31, 1999, with a final principal payment of $2,025,000 due on August 31, 2002. Further, FTI entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. The remaining principal balance bears interest at the bank's prime rate, or at an optional rate that can be selected by FTI which is based on the bank's Interbank Offering Rate plus 2.25%. The borrowings under this facility are collateralized by all personal property owned by FTI.

         In 2001, amendments to this debt agreement were approved to increase the line of credit to $6,000,000, and to extend the expiration date of both the line of credit and the term loan to January 31, 2003. Further, on March 7, 2002 an additional amendment to the agreement required FTI to maintain a $6,500,000 compensating balance in support of the debt facility, so long as credit is available and until the bank is repaid in full. At December 31, 2001, the full outstanding balance of the term loan is classified as short term to reflect the FTI's intent to repay or refinance this balance during the first six months of 2002 on favorable terms to the Company, and also, uncertainty concerning FTI's ability to comply with a debt covenant at September 30, 2002. The covenant for the period ended September 30, 2002 and beyond, which was negotiated in 1999, does not reflect the deferral in NOx reduction revenues the Company experienced due to the delay in obtaining a final ruling on the SIP Call regulation.

         Under the terms of this agreement, FTI is not allowed to make loans or advances, or remit annual dividends in excess of $900,000 to the Company as long as the facility is outstanding. At December 31, 2001, FTI net assets subject to this restriction are $13,264,000. This restriction does not adversely impact the Company's ability to meet its cash obligations.

         At December 31, 2001, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $1,423,000 in connection with contracts in process. The Company is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2001, there were no cash borrowings against this facility and approximately $4,577,000 was available for utilization.

         The carrying amount of debt approximates fair value at December 31, 2001. The fair value of the interest rate swap, based on quoted market prices, is a liability of $42,000 at December 31, 2001. The notional value of the swap is $1,350,000 at December 31, 2001.

         As a result of the aforementioned transactions, the pending regulatory deadlines in the United States and the current cash and working capital positions, the Company believes that it will have sufficient resources to fund its growth and operations going forward.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies (see Note 1 to the consolidated financial statements), the following involves a higher degree of judgment and complexity:

         The Company uses the percentage of completion method of accounting for certain long-term equipment construction and license contracts. Under the percentage of completion method, sales and gross profit are recognized as work is performed based on the relationship between actual engineering hours and equipment construction costs incurred and total estimated hours and costs at completion. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized sales and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS OF FUEL-TECH N.V.

We have audited the accompanying consolidated balance sheets of Fuel-Tech N.V. as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuel-Tech N.V. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments to conform with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Ernst & Young LLP

Chicago, Illinois
February 22, 2002, except for Note 8 as to which the date is March 7, 2002

Consolidated Balance Sheets

(in thousands of U.S. dollars, except share data)

                                                                2001        2000
                                                              --------    --------
December 31
ASSETS
Current assets:
   Cash and cash equivalents                                  $  9,338    $  8,987
   Accounts receivable, net of allowances for doubtful
    accounts of $162 and $192, respectively                      5,368       7,550
   Inventories                                                     274         162
   Prepaid expenses and other current assets                       583       1,019
                                                              --------    --------
Total current assets                                            15,563      17,718

Equipment, net of accumulated depreciation of $4,222 and
    $4,489, respectively                                         1,756       1,584
Goodwill, net of accumulated amortization of $924 and $590,
    respectively                                                 2,126       2,450
Other intangibles, net of accumulated amortization of $786
    and $809, respectively                                         411         458
Other assets                                                       472         879
                                                              --------    --------
Total assets                                                  $ 20,328    $ 23,089
                                                              ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of note payable                            $  2,700    $    900
   Accounts payable                                              1,978       2,480
   Accrued liabilities:
     Employee compensation                                         513         714
     Deferred revenue                                              319          --
     Other accrued liabilities                                   1,192       1,082
                                                              --------    --------
Total current liabilities                                        6,702       5,176

Note payable                                                        --       2,700
Other liabilities                                                  491         646
                                                              --------    --------
Total liabilities                                                7,193       8,522

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized,
   18,984,097 and 18,526,972 shares issued, respectively           190         185
Additional paid-in capital                                      87,720      86,097
Accumulated deficit                                            (76,207)    (74,574)
Accumulated other comprehensive (loss) income                      (68)         97
Treasury stock                                                  (1,098)     (1,058)
Nil coupon perpetual loan notes                                  2,598       3,820
                                                              --------    --------
Total shareholders' equity                                      13,135      14,567
                                                              --------    --------
Total liabilities and shareholders' equity                    $ 20,328    $ 23,089
                                                              ========    ========

See notes to consolidated financial statements.

Consolidated Statements of Operations

(in thousands of U.S. dollars, except share data)

                                                               2001            2000            1999
                                                           ------------    ------------    ------------
For the years ended December 31

Net revenues                                               $     17,672    $     21,906    $     33,325

Costs and expenses
    Cost of sales                                                 8,996          11,757          18,805
    Selling, general and administrative                           8,708           7,934           8,887
    Research and development                                      1,165             843             804
    Closing costs of German subsidiary                               --             528              --
                                                           ------------    ------------    ------------
                                                                 18,869          21,062          28,496
                                                           ------------    ------------    ------------
Operating (loss) income                                          (1,197)            844           4,829

Loss from equity interest in affiliates                            (342)           (195)             --
Interest expense                                                   (245)           (354)           (309)
Other income (expense):
     Gain on sale of German subsidiary chemical business             --             269              --
     Cumulative translation loss of German subsidiary                --            (231)             --
     Other income (expense), net                                     37              82            (213)
                                                           ------------    ------------    ------------
(Loss) income before taxes                                       (1,747)            415           4,307
Income tax benefit (expense)                                        114              --          (1,299)
                                                           ------------    ------------    ------------
Net (loss) income                                          $     (1,633)   $        415    $      3,008
                                                           ============    ============    ============

Net (loss) income per common share
     Basic                                                 $      (0.09)   $       0.02    $       0.17
     Diluted                                                      (0.09)           0.02            0.16

Average number of common shares outstanding
     Basic                                                   18,592,000      18,396,000      17,752,000
     Diluted                                                 18,592,000      19,621,000      19,335,000

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(in thousands of U.S. dollars, except share data in thousands)

                                                                            Accumulated
                                   Common Stock     Additional                 Other       Treasury Stock   Nil Coupon
                                  --------------     Paid-in   Accumulated  Comprehensive  --------------    Perpetual
                                  Shares   Amount     Capital     Deficit   Income (Loss)   Shares  Amount   Loan Notes    Total
                                  -------------------------------------------------------------------------------------------------
Balance at January 1, 1999        17,236   $  172    $  71,898   $ (77,997)     $  52          94   $(1,058)  $ 17,249    $ 10,316

Comprehensive income:
   Net income                                                        3,008                                                   3,008
   Foreign currency
     translation adjustments                                                      (77)                                         (77)
                                                                                                                          ----------
Comprehensive income                                                                                                         2,931
                                                                                                                          ----------
Conversion of nil coupon
   perpetual loan notes
   into common stock                 963       10       10,372                                                 (10,382)         --
Purchase of nil coupon
   perpetual Loan notes                                  2,535                                                  (2,979)       (444)
Tax benefit from years
   prior to quasi-reorganization                           722                                                                 722
Exercise of stock options            129        1          211                                                                 212
Other                                                      (46)                                                                (46)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1999      18,328   $  183    $  85,692   $ (74,989)     $ (25)         94   $(1,058)  $  3,888    $ 13,691

Comprehensive income:
   Net income                                                          415                                                     415
   Foreign currency
     translation adjustments                                                      122                                          122
                                                                                                                          ----------
Comprehensive income                                                                                                           537
                                                                                                                          ----------
Conversion of nil coupon
   perpetual loan notes
   into common stock                   7       --           68                                                     (68)         --
Exercise of stock options            192        2          337                                                                 339
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 2000      18,527   $  185    $  86,097   $ (74,574)     $  97          94   $(1,058)  $  3,820    $ 14,567

Comprehensive loss:
   Net loss                                                         (1,633)                                                 (1,633)
   Adjustment for fair                                                            (42)                                         (42)
     value of derivative
   Foreign currency
     translation adjustments                                                     (123)                                        (123)
                                                                                                                          ----------
Comprehensive loss                                                                                                          (1,798)
                                                                                                                          ----------
Conversion of nil coupon
   perpetual loan notes
   into common stock                 200        2        1,220                                                  (1,222)         --
Exercise of stock options            216        3          403                                                                 406
Other                                 41                                                      (30)      (40)                   (40)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 2001      18,984   $  190    $  87,720   $ (76,207)     $ (68)         64   $(1,098)  $  2,598    $ 13,135
                                  =================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

                                                               2001       2000       1999
                                                              -------    -------    -------
For the years ended December 31

OPERATING ACTIVITIES
Net (loss) income                                             $(1,633)   $   415    $ 3,008
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Depreciation                                                  769        601        519
    Amortization                                                  375        382        261
    Provision for doubtful accounts                                44        233        134
    Loss on equipment disposals/impaired assets                   156         82        246
    Loss from equity interest in affiliates                       342        195         --
    Income taxes                                                   --         --        722
    Closing reserve for German subsidiary                          --        528         --
    Cash payments against German subsidiary closing reserve       (26)      (277)        --
    Gain on sale of German subsidiary chemical business            --       (269)        --
    Cumulative translation (gain) loss                            (90)       231         --

   Changes in operating assets and liabilities:
       Accounts receivable                                      2,110      1,758       (759)
       Inventories, prepaid expenses, other current assets
         and other noncurrent assets                              422       (334)       139
      Accounts payable, accrued liabilities, deferred
         revenue and other noncurrent liabilities                (417)    (1,957)       661
      Other                                                         8          3         69
                                                              -------    -------    -------
Net cash provided by operating activities                       2,060      1,591      5,000

INVESTING ACTIVITIES
   Investment in and loans to CDT                                (125)      (350)        --
   Investment in Fuel Tech CS GmbH                                 --       (116)        --
   Proceeds from sale of German subsidiary's chemical              --        122         --
      business
   Purchase of 50% of NFT Joint Venture                            --         --     (1,958)
   Purchases of equipment and patents                          (1,016)      (774)      (795)
                                                              -------    -------    -------
Net cash used in investing activities                          (1,141)    (1,118)    (2,753)

FINANCING ACTIVITIES
     Issuance of common shares                                     --         --        (46)
     Exercise of stock options                                    406        339        212
     Purchase and retirement of nil coupon loan notes              --         --       (444)
     Purchase of treasury shares                                  (40)        --         --
     Repayment of borrowings                                     (900)      (675)    (3,225)
     Proceeds from borrowings                                      --         --      4,500
                                                              -------    -------    -------
Net cash (used in) provided by financing activities              (534)      (336)       997

Effect of exchange rate fluctuations on cash                      (34)      (109)       (77)
                                                              -------    -------    -------
Net increase in cash and cash equivalents                         351         28      3,167
Cash and cash equivalents at beginning of year                  8,987      8,959      5,792
                                                              -------    -------    -------
Cash and cash equivalents at end of year                      $ 9,338    $ 8,987    $ 8,959
                                                              =======    =======    =======

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

Organization

         Fuel-Tech N.V. (the "Company") is a holding company active in the business of air pollution control. The Company's primary focus, through its wholly owned subsidiary, Fuel Tech, Inc. (FTI), is on the worldwide marketing and sale of its NOxOUT(R) Process and related technologies as well as its FUEL CHEM fuel treatment chemical product line. The NOxOUT Process reduces nitrogen oxide ("NOx") emissions from boilers, furnaces and other stationary combustion sources. FUEL CHEM is based on the Company's proprietary Targeted-In-Furnace-Injection technology in the unique application of specialty chemicals to improve the performance of combustion units. The Company's business is materially dependent on the continued existence and enforcement of air quality regulations, particularly in the United States. The Company has expended significant resources in the research and development of new technologies in building its proprietary portfolio of air pollution control, fuel treatment chemicals, computer modeling and advanced visualization technologies.

         For the years ended December 31, 2001, 2000, and 1999, 25%, 20%, and 25% of the Company's revenues, respectively, were derived from international markets, principally in Europe and Asia.

Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. As discussed in Note 9, effective as of June 30, 2000, the Company sold its German chemicals business to Fuel Tech CS GmbH, an entity in which the Company holds a 49% ownership interest that is accounted for using the equity method. In 2001, the Company completely dissolved the following wholly owned subsidiaries: Fuel Tech Poland Sp.zo.o and Fuel Tech BV Taiwan Branch. The entity in Poland has not been operational since 1997, and the entity in Taiwan operated only as a sales agency office.

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

Foreign Currency Translation

         The functional currency for the Company's foreign subsidiaries is the respective local currency. Accordingly, assets and liabilities are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated using average rates of exchange prevailing during the year. Adjustments resulting from translation of financial statements denominated in currencies other than the U.S. dollar are included in accumulated other comprehensive income or loss. Foreign currency transaction gains and losses are included in the determination of net income.

Cash Equivalents and Financial Instruments

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2001, substantially all of the Company's cash and cash equivalents are on deposit with three financial institutions. All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

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

Interest Rate Risk Management:

         The Company is exposed to interest rate risk due to its long-term debt arrangement. The Company uses an interest rate derivative instrument (an interest rate swap) to manage exposure to interest rate changes. The Company has entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. The term of the swap is from October 22, 1999 until October 22, 2002. At the date of adoption, January 1, 2001, the Company recorded the fair value of the interest rate swap, a credit of approximately $20,000, as an "other liability" with a corresponding decrease to "accumulated other comprehensive income. During 2001, the fair value of the interest rate swap changed by approximately $22,000, thus increasing the "other liability" with a corresponding decrease to "accumulated other comprehensive income" for this amount. The impact of the ineffectiveness calculation was immaterial.

Foreign Currency Risk Management:

         The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Accounts Receivable

         Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on contracts under the percentage of completion method. At December 31, 2001 and 2000, unbilled receivables were approximately $2,057,000 and $2,256,000, respectively.

Goodwill and Other Intangibles

         The goodwill recognized as a result of the transactions described in
Note 2 has been amortized by the straight-line method over periods of nine and ten years, which represent the estimated remaining useful life of the Company's intellectual property. Effective January 1, 2002, the Company will adopt FASB (Financial Accounting Standards Board) Statement No. 142, "Goodwill and Other Intangible Assets" which was approved on September 29, 2001. Under the guidance of this statement, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed annually, or more frequently if indicators arise, for impairment. For the twelve months ended December 31, 2001 and 2000, the Company recorded goodwill amortization of $334,000. During 2002, the Company will perform the first of the newly-required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and has not yet determined the effects these tests will have, if any, on earnings and financial position.

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

Equipment

         Equipment is stated on the basis of cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives as follows:

Laboratory equipment .....................................            5-10 years
Furniture and fixtures ...................................            3-10 years
Computer equipment and software ..........................            3-5 years
Field equipment ..........................................            3-4 years
Vehicles .................................................            3 years

Accounting for the Impairment of Long-Lived Assets

         The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The impact of such losses on the Company was $139,000 and $82,000 for the years ended December 31, 2001 and 2000, respectively.

Revenue Recognition

         The Company uses the percentage of completion method of accounting for certain long-term equipment construction and license contracts. Under the percentage of completion method, sales and gross profit are recognized as work is performed based on the relationship between actual engineering hours and equipment construction costs incurred and total estimated hours and costs at completion. Sales and gross profit are adjusted for revisions in completion estimates and contract values in the period in which the facts giving rise to the revisions become known. Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.

Distribution Costs

         The Company classifies shipping and handling costs in cost of sales in the consolidated statement of operations.

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

Basic and Diluted Earnings Per Common Share

         Basic earnings per share excludes the dilutive effects of stock options and of the nil coupon non-redeemable convertible unsecured loan notes (see Note
5). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes and of stock options and warrants. The following table sets forth the weighted-average shares used at December 31 in calculating earnings per share (in thousands):



                                                   2001        2000        1999
                                                  ------      ------      ------
Basic weighted-average shares                     18,592      18,396      17,752

Conversion of unsecured loan note                     --         483         591

Unexercised options and warrants                      --         742         992
                                                  ------      ------      ------
Diluted weighted-average shares                   18,592      19,621      19,335
                                                  ======      ======      ======

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

         Simultaneously with this transaction, principals of American Bailey Corporation (ABC) invested $3.35 million in the Company in exchange for 4.75 million shares of the Company's common stock, and warrants to purchase an additional 3.0 million shares of the Company's common stock at an exercise price of $1.75. The warrants expire on April 30, 2008. Such shares (and shares underlying the warrants) were restricted from sale by the holders for a period of three years from the date of transaction, and give the holders certain registration rights.

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

3. TAXATION

         At December 31, 2001, FTI had tax losses available for offset against future years' earnings of approximately $39.9 million in the United States. For financial statement purposes, a valuation allowance has been recorded to offset the tax benefit of these carryforwards. Under the provisions of the United States Tax Reform Act of 1986, utilization of the Company's United States federal income tax loss carryforwards may be limited should ownership changes exceed 50% within a three-year period. The United States federal tax loss carryforwards expire as follows (in thousands):

              2002                                        $  7,520
              2003                                          14,925
              2004                                           4,639
              2005                                           5,467
              2006                                           1,987
              2007                                           2,325
              2008                                           1,480
              2009                                             220
              2010                                             309
              2011                                             884
              2012                                              40
              2016                                             122
                                                           -------
                                                           $39,918
                                                           =======

         The components of (loss) income before taxes for the years ended December 31 are as follows (in thousands):

                                              2001         2000           1999
                                            -------       -------       -------
United States of America                    $    (9)      $ 1,211       $ 5,167
Foreign                                      (1,738)         (796)         (860)
                                            -------       -------       -------
(Loss) income before taxes                  $(1,747)      $   415       $ 4,307
                                            =======       =======       =======

     A reconciliation between the (benefit) provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated (benefit) provision in the consolidated statements of operations for the years ended December 31 is as follows (in thousands):

                                                  2001        2000        1999
                                                -------     -------     -------
(Benefit) provision at the U.S.                 $  (611)    $   145     $ 1,507
     federal statutory rate
Foreign losses without tax benefit                  608         444         301
Valuation allowance adjustment                       --        (424)     (1,052)
State income taxes                                   --        (207)        576
Foreign (benefit) income taxes                     (114)         25          --
Other                                                 3          17         (33)
                                                -------     -------     -------
(Benefit) provision for income taxes            $  (114)    $    --     $ 1,299
                                                =======     =======     =======

         The Company recorded a tax benefit of $114,000 in 2001 related to its Italian subsidiary. There were no domestic income taxes recorded in 2001 as the Company recorded a taxable loss for the year.

         The reduction in the valuation allowance in 2000 and 1999 results primarily from the utilization of tax loss carryforwards where a valuation allowance had previously been provided. The state income tax credit in 2000 results from recording the benefit of net operating losses generated in prior years, which were carried forward and applied at the state level.

         Temporary differences arising from treating income and expense items for financial reporting purposes differently than for tax return purposes are not material.

         Effective March 31, 1985, FTI effected a quasi-reorganization and reduced the value of certain of its assets. Tax benefits resulting from the utilization of the U.S. federal tax loss carryforwards existing as of the date of the quasi-reorganization have been excluded from the results of operations and credited to additional paid-in capital when realized. A tax benefit of $722,000 was realized in 1999. As such, a non-cash charge was recorded as deferred income tax expense, and additional paid-in capital was increased accordingly for the amounts noted above in both years. There are no remaining tax loss carryforwards from years prior to the date of the quasi-reorganization.

4. COMMON STOCK

         At December 31, 2001, the Company had 18,984,097 Common Shares outstanding, with an additional 270,724 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 5) and 2,155,500 shares reserved for issuance upon the exercise of stock options, 1,086,250 of which are currently exercisable (see Note 6).

5. NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

         At December 31, 2001 and 2000, the Company had $2,658,500 and $3,958,500 principal amount of nil coupon non-redeemable convertible unsecured perpetual loan notes (the "Loan Notes") outstanding, respectively. The Loan Notes are convertible at any time into shares of the Company's common stock at rates of $6.50 or $11.43 per share. The Loan Notes bear no interest and have no maturity date. They are generally repayable only in the event of the Company's dissolution and, accordingly, have been classified within shareholders' equity in the accompanying balance sheet. In 1989 and 1993, the Company incurred approximately $1.1 million and $100,000, respectively, in expenses related to Loan Note issuances. The Loan Notes are shown net of the residual portion of these expenses, which approximates $59,000 and $137,000 at December 31, 2001 and 2000, respectively.

         During 2001 and 2000, approximately $1,300,000 and $72,000 principal amount of Loan Notes were converted into 200,000 and 6,299 shares of the Company's common stock, respectively.

6. STOCK OPTIONS AND WARRANTS

         The Company has granted stock options under the 1993 Incentive Plan ("1993 Plan"). Under the 1993 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be such of the Company's directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of the Company's business. The amount of shares that may be issued or reserved for awards to participants under a 1998 amendment to the 1993 Plan is 12.5% of outstanding shares. In 2001, 2000 and 1999, 472,500, 406,000 and 513,500 options, respectively, were granted to employees and directors.

         If compensation expense for the Company's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, the Company's net income
(loss) and income (loss) per share would have been adjusted as follows for the years ended December 31:

                                                  2001        2000        1999
                                              --------------------------------
Net (loss) income (in thousands):
             As reported                      $ (1,633)   $    415    $  3,008
             As adjusted                        (2,329)       (103)      2,714

Basic and diluted (loss) income per share:
             Basic--
             As reported                      $   (.09)   $    .02    $    .17
             As adjusted                          (.13)       (.01)        .15

             Diluted--
             As reported                      $   (.09)   $    .02    $    .16
             As adjusted                          (.13)       (.01)        .14

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

         The fair value of each option grant, for "As adjusted" disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

                                           2001           2000           1999
                                          -------------------------------------
Expected dividend yield                      0.00%          0.00%          0.00%
Risk-free interest rate                      4.40%          5.10%          6.68%
Expected volatility                         115.1%          96.2%         108.4%
Expected life of option                   4 years        4 years        4 years

         The following table presents a summary of the Company's stock option activity and related information for the years ended December 31:

                                                       2001                       2000                         1999
                                                           Weighted-                    Weighted-                  Weighted-
                                              Number of     Average       Number of      Average      Number of     Average
                                               Options   Exercise Price     Options   Exercise Price    Options   Exercise Price
                                              ----------------------------------------------------------------------------------
Outstanding at beginning of year              2,052,000    $      2.34     1,874,500    $      2.39     1,728,493    $      3.18
Granted                                         472,500           2.15       406,000           2.10       513,500           2.13
Exercised                                      (215,500)          1.89      (192,000)          1.75      (129,085)          1.63
Expired or forfeited                           (153,500)          2.71       (36,500)          5.38      (238,408)          7.48
                                              ----------------------------------------------------------------------------------
Outstanding at end of year                    2,155,500    $      2.34     2,052,000    $      2.34     1,874,500    $      2.39
                                              ----------------------------------------------------------------------------------

Exercisable at end of year                    1,086,250    $      2.66       965,500    $      2.73       802,000    $      3.05
Weighted -average fair value of
  options granted during the year                          $      1.66                  $      1.47                  $      1.59


The following table summarizes information about stock options outstanding at December 31, 2001:

                                   Options Outstanding                           Options Exercisable
--------------------------------------------------------------------------------------------------------
                                          Weighted-Average     Weighted-                    Weighted-
    Range of                   Number of      Remaining         Average       Number of      Average
Exercise Prices                 Options    Contractual Life  Exercise Price     Options   Exercise Price
--------------------------------------------------------------------------------------------------------
$1.375 - $3.38                 1,920,500      6.97 years      $     1.93         881,250      $     2.00
$3.595 - $8.00                   235,000      4.80 years      $     5.37         205,000      $     5.49
                               ---------                                       ---------
$1.375 - $8.00                 2,155,500      6.74 years      $     2.31       1,086,250      $     2.66
--------------------------------------------------------------------------------------------------------

         Lastly, as mentioned in Note 2, the principals of ABC were issued warrants to purchase an additional 3.0 million shares of the Company's common stock at an exercise price of $1.75. The warrants expire on April 30, 2008.

7. COMMITMENTS

Operating Leases

         The Company leases office space, autos and certain equipment under agreements expiring on various dates through 2009. Future minimum lease payments at December 31, 2001, are as follows (in thousands):


            2002                     $344
            2003                      341
            2004                      245
            2005                      182
            2006                      186
            Thereafter                404


         For the years ended December 31, 2001, 2000 and 1999, rent expense approximated $581,000, $556,000 and $493,000, respectively.

Performance Guarantees

         The Company's long-term equipment construction and license contracts typically contain performance guarantees. The Company has outstanding performance guarantees of $288,000 for projects that have not completed their final acceptance test or that are still operating under a warranty period. Management of the Company believes that these projects will be successfully completed and that there will not be a materially adverse impact on the Company's operations from these guarantees.


8. DEBT FINANCING

         On September 1, 1999, FTI entered into a $3.0 million revolving credit facility expiring August 31, 2002, which is collateralized by all personal property owned by FTI. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest at the bank's prime rate, or at an optional rate that can be selected by FTI which is based on the bank's Interbank Offering Rate plus 2.25%.

         Also, on September 1, 1999, FTI entered into a term loan agreement with the same bank for a total principal balance of $4.5 million. The principal balance was to be repaid in quarterly installments of $225,000 commencing on December 31, 1999, with a final principal payment of $2,025,000 due on August 31, 2002. Further, FTI entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. The remaining principal balance bears interest at the bank's prime rate, or an optional rate that can be selected by FTI, and is based on the bank's Interbank Offering Rate plus 2.25%. The borrowings under this facility are collateralized by all personal property owned by FTI.

     In 2001, amendments to this debt agreement were approved to increase the line of credit to $6,000,000, and to extend the expiration date of both the line of credit and the term loan to January 31, 2003. Further, on March 7, 2002 an additional amendment to the agreement required FTI to maintain a $6,500,000 compensating balance in support of the debt facility, so long as credit is available and until the bank is repaid in full. At December 31, 2001, the full outstanding balance of the term loan is classified as short term to reflect the FTI's intent to repay or refinance this balance during the first six months of 2002 on favorable terms to the Company, and also, uncertainty concerning FTI's ability to comply with a debt covenant at September 30, 2002. The covenant for the period ended September 30, 2002 and beyond, negotiated in 1999, does not reflect the deferral in NOx reduction revenues the Company experienced due to the delay in obtaining a final ruling on the SIP Call regulation.

         Under the terms of this agreement, FTI is not allowed to make loans or advances, or remit annual dividends in excess of $900,000 to the Company as long as the facility is outstanding. At December 31, 2001, FTI net assets subject to this restriction are $13,264,000.

         At December 31, 2001, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $1,423,000 in connection with contracts in process. FTI is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2001, there were no cash borrowings against this facility and approximately $4,577,000 was available for utilization.

         The carrying amount of debt approximates fair value at December 31, 2001. The fair value of the interest rate swap, based on quoted market prices, is a liability of $42,000 at December 31, 2001. The notional value of the swap is $1,350,000 at December 31, 2001.

         Interest payments were $250,000, $373,000 and $327,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

9. RELATED PARTY TRANSACTIONS

         The Company has a 16% common stock ownership interest in Clean Diesel Technologies, Inc. (CDT), at December 31, 2001. The Company is precluded from selling its interest in CDT except pursuant to a registration statement in an exempt private placement or within the limitations of Rule 144 of the Securities and Exchange Commission.

         On August 3, 1995, the Company signed a Management and Services Agreement with CDT. According to the agreement, CDT is to reimburse the Company for management, services and administrative expenses incurred by the Company on behalf of CDT. Additionally, the Company charges CDT an additional 3% of such costs annually.

         For the years ended December 31, 2001, 2000 and 1999, $73,000, $78,000 and $106,000, respectively, was charged to CDT as a management fee.

On November 11, 1998, a pre-existing $495,000 demand note, with interest at 8%, and the $500,000 bridge loan and interest thereon of $20,000 were converted into 2,029 shares of Series A Convertible Preferred stock in CDT. Each preferred share is convertible into 333.33 shares of CDT common stock. In April of 2000, the Company purchased 300 additional convertible preferred shares of CDT for $225,000, which have the same convertible provisions noted above. As a result of the continuing losses incurred by CDT, the Company recorded a loss of $225,000 in 2000 based on its pro-rata share of CDT's operating results for the year. The CDT common and preferred stock has no carrying value in the Company's balance sheet as of December 31, 2001 and 2000.

         In November 2000, the Company committed to lend CDT $250,000 as part of a $1.0 million loan facility between CDT, the Company and other entities. In December 2000, the Company loaned CDT $125,000 as its share of the first $500,000 draw down under the terms of the loan facility. This amount was included in the prepaid expenses and other current assets line item on the consolidated balance sheet as of December 31, 2000. In March 2001, the Company loaned CDT $125,000 as its share of the second $500,000 draw down under the terms of the loan facility. The principal balance on both loan installments, with accrued interest at 10% per annum, is payable on May 14, 2002. For its participation in the loan facility and for its $250,000 contribution, the Company received 25,000 warrants to purchase CDT common stock. The warrants have an exercise price of $2.00 and can be exercised on or before November 14, 2010. The value assigned to these warrants on the consolidated balance sheet at December 31, 2001, is not significant. Because of the continuing losses incurred by CDT, the carrying value of the loans was reduced to $0 as of December 31, 2001 based on the Company's pro-rata share of the losses incurred. Consequently, a $250,000 loss was recorded during 2001. Subsequent to December 31, 2001, CDT repaid the entire amount of the loans plus interest. The $250,000 principal value of the loan will be recorded as income in the first quarter of 2002, along with the interest.

         CDT's summary financial information for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                              2001         2000          1999
                                            -----------------------------------
Current assets                              $ 4,612       $   965       $ 1,311
Other assets                                     46            92            35
Current liabilities                             808           400           494
Long-term debt                                   --           500            --
Net revenues                                  1,600           582       $   142
Loss from operations                           (936)       (2,036)       (2,485)
Net loss attributable to                     (3,003)       (2,713)       (4,584)
   common shareholders

         Pursuant to an assignment agreement of certain technology to CDT, the Company is due royalties from CDT of 2.5% of CDT's annual revenue from sales of CDT's Platinum Fuel Catalyst, commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to the Company by payment of $12 million commencing in 1998 and declining annually to $1,090,910 in 2008. CDT as assignee and owner will maintain the technology at its own expense. To date, the Company has received approximately $6,000 in royalties. The report of independent auditors pertaining to CDT's financial statements for the year ended December 31, 2001 was unqualified, while the years 2000 and 1999 contained a going concern qualification. The Company intends to record royalties from CDT on a cash basis.

         On April 30, 1998, the Company entered into an agreement with American Bailey Corporation for it to provide certain management and consulting services to the Company. Principals of ABC currently own 25% of the Company's Common Shares and also own warrants to purchase an additional 3.0 million shares, which expire on April 30, 2008. No fees were to be payable under the agreement for the first 24 months. This agreement was amended in 1999 to extend its term to April 30, 2002, and provide for the payment of a management fee of $10,417 per month commencing September 1, 1999, through May 1, 2000, and $20,833 per month until the termination of the agreement. Ralph Bailey, Chairman and CEO of the Company, is Chairman of ABC.

         As noted previously, in the second quarter of 2000 the Company announced that it would concentrate its European resources in its Italian company, Fuel Tech Srl, and shut down Fuel Tech GmbH, a wholly owned subsidiary, in Germany. As part of the restructure, Fuel Tech GmbH's NOxOUT chemical business was sold to a new entity in Germany (Fuel Tech CS GmbH) in which the Company holds a 49% ownership interest that was acquired for $116,000. The selling price is dependent on the future results of the chemical business, but will not be less than 1,250,000 Deutchmarks (approximately $600,000), paid out over three years. A gain on this transaction of $269,000 was recorded in other income and expense in the 2000 consolidated statement of operations.

         Also as part of the restructure, Fuel Tech GmbH recorded a charge in 2000 of $528,000 related to the closure of the entity. The charge included accruals of $343,000 primarily for severance obligations for four employees, lease termination costs and other costs related to the closure of the entity. This charge was recorded as a reduction to operating income in the consolidated statement of operations. As of December 31, 2001, the Company made payments of approximately $311,000 related to this charge. The remaining amount is expected to be paid during the first quarter of 2002.

         The Company has an option to require the majority shareholder of Fuel Tech CS GmbH to purchase up to 35% of Fuel Tech CS GmbH from the Company at fair value between three and five years from the date of the purchase agreement.

         During 2001 the Company completely dissolved the following wholly owned entities: Fuel Tech Poland Sp.zo.o and Fuel Tech BV Taiwan Branch. The entity in Poland has not been operational since 1997, and the entity in Taiwan operated as a sales agency office. The Company recognized a gain of approximately $180,000 related to the dissolution of these entities.

10. DEFINED CONTRIBUTION PLAN

         The Company has a retirement savings plan available for all U.S. employees who have met minimum length-of-service requirements. The Company's contributions are determined based upon amounts contributed by the Company's employees with additional contributions made at the discretion of the Company's Board of Directors. Costs related to this plan were $150,000, $289,000 and $276,000 in 2001, 2000 and 1999, respectively.

11. BUSINESS SEGMENT, GEOGRAPHIC AND QUARTERLY FINANCIAL DATA

BUSINESS SEGMENT FINANCIAL DATA

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

For the years ended December 31         2001            2000            1999

Revenues:
    Domestic                        $ 13,246,000    $ 17,550,000    $ 25,127,000
    Foreign                            4,426,000       4,356,000       8,198,000
                                    ------------    ------------    ------------
                                    $ 17,672,000    $ 21,906,000    $ 33,325,000
                                    ============    ============    ============

Operating (Loss) Earnings:
    Domestic                        $ (1,143,000)   $  1,506,000    $  4,017,000
    Foreign                              (54,000)       (662,000)        812,000
                                    ------------    ------------    ------------
                                    $ (1,197,000)   $    844,000    $  4,829,000
                                    ============    ============    ============

December 31                              2001            2000            1999
Assets:
    Domestic                        $ 18,952,000    $ 19,640,000    $ 22,020,000
    Foreign                            1,376,000       3,449,000       2,444,000
                                    ------------    ------------    ------------
                                    $ 20,328,000    $ 23,089,000    $ 24,464,000
                                    ============    ============    ============

QUARTERLY FINANCIAL DATA

Set forth below is the unaudited quarterly financial data for the fiscal years ended December 31, 2001 and 2000.


For the quarter ended:                       March 31      June 30       September 30    December 31

(in thousands, except share data)

2001:
    Net sales                             $      3,155    $      4,741    $      4,194    $      5,582
    Cost of sales                                1,717           2,225           1,984           3,070
    Net (loss) income                           (1,042)             71            (256)           (406)
    Net (loss) income per common share:
       Basic                              $       (.06)   $         --    $       (.01)   $       (.02)
       Diluted                            $       (.06)   $         --    $       (.01)   $       (.02)

2000:
    Net sales                             $      4,455    $      5,851    $      5,981    $      5,619
    Cost of sales                                2,777           3,271           2,944           2,765
    Net (loss) income                             (296)           (325)            753             283
    Net (loss) income per common share:
       Basic                              $       (.02)   $       (.02)   $        .04    $        .02
       Diluted                            $       (.02)   $       (.02)   $        .04    $        .01

12. PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets (at December 31)                                                    2001                2000
                                                                               ------------        ------------
Assets:
    Receivable and other current assets                                        $     34,000        $    226,000
    Investments in subsidiaries                                                  13,319,000          14,539,000
                                                                               ------------        ------------
    Total assets                                                               $ 13,353,000        $ 14,765,000
                                                                               ============        ============

 Liabilities and shareholders' equity

    Liabilities

    Accounts payable and accrued expenses                                           218,000             198,000

    Shareholders' equity                                                         13,135,000          14,567,000
                                                                               ------------        ------------
    Total liabilities and shareholders' equity                                 $ 13,353,000        $ 14,765,000
                                                                               ============        ============
Statements of Operations (for the years ended December 31)                         2001                2000                1999
                                                                               ------------        ------------        ------------
    Loss from operations                                                       $   (952,000)       $   (750,000)       $   (524,000)
    Interest and other income, net                                                  129,000                  --                  --
    (Loss) income from equity investment in subsidiary                             (810,000)            335,000           3,532,000
                                                                               ============        ============        ============
    Net (loss) income                                                          $ (1,633,000)       $   (415,000)       $  3,008,000
                                                                               ============        ============        ============
Statements of Cash Flow (for the years ended December 31)                          2001                2000                1999
                                                                               ------------        ------------        ------------
Operating activities:
    Net cash used in operating activities                                      $   (521,000)       $   (511,000)       $   (551,000)
                                                                               ------------        ------------        ------------

Investing activities:
    Investment in and loans to CDT                                                 (125,000)           (350,000)                 --
    Investment in Fuel Tech CS GmbH                                                      --            (116,000)                 --
                                                                               ------------        ------------        ------------
    Net cash used in investing activities                                          (125,000)           (466,000)                 --

Financing activities:
    Dividend from FTI                                                               280,000             638,000             825,000
    Exercise of stock options                                                       406,000             339,000             212,000
    Purchase of treasury stock/other                                                (40,000)                 --             (46,000)
    Purchase and retirement of nil coupon loan notes                                     --                  --            (444,000)
                                                                               ------------        ------------        ------------
    Net cash provided by investing activities                                       646,000             977,000             547,000

    Net decrease in cash and cash equivalents                                            --                  --              (4,000)

    Cash and cash equivalents at beginning of period                                     --                  --               4,000
                                                                               ------------        ------------        ------------
    Cash and cash equivalents at end of period                                 $         --        $         --        $         --
                                                                               ============        ============        ============

Basis of Presentation:

         In the parent company financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company financial statements should be read in conjunction with the Company's consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item will be set forth under the captions "Election of Directors" and "Directors and Executive Officers of the Company" in the Company's Proxy Statement related to the 2002 Annual General Meeting of Shareholders (the "Proxy Statement") and is incorporated by reference.

         Although discussed further in the Company's Proxy Statement, the following directors resigned subsequent to the balance sheet date: John A. de Havilland, Jeremy D. Peter-Hoblyn and James M. Valentine.

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

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for Years Ended December 31,
               2001, 2000 and 1999
         Consolidated Statements of Shareholders' Equity for the Years
               Ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows for the Years Ended
               December 31, 2001, 2000 and 1999
         Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules

         Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

         (3) Exhibits

+    1.0      Articles of Association of Fuel-Tech N.V. (in Dutch and English)
              as amended through April 27, 1998

*    2.1      Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable
              Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated
              December 21, 1989

*    2.2      First Supplemental Instrument Constituting US $3,000,000 Nil
              Coupon Non-Redeemable Convertible Unsecured Loan Notes of
              Fuel-Tech N.V., dated July 10, 1990

**   2.3      Instrument Constituting US $6,000,000 Nil Coupon Non-Redeemable
              Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March
              12, 1993

**   2.4      Form of Warrants issued April 30, 1998 evidencing right to purchase 3 million shares of Fuel-Tech N.V. common stock.

*    3.1      Form of Indemnity Agreement between Fuel-Tech N.V. and directors and officers

*    3.2      Fuel Tech, Inc. Form of 1992 Substitute Stock Option Agreement

*    3.3      Fuel-Tech N.V. Form of 1992 Substitute Stock Option Agreement

*    3.4      Fuel-Tech N.V. Form of 1993 Stock Option Agreement as amended through August 3, 1999

&    3.5      The 1993 Incentive Plan of Fuel-Tech N.V. as amended through
              August 3, 1999

*     3.6     License Implementation Agreement dated June 10, 1991 among NFT,
              Nalco Fuel Tech, B.V., and Foster Wheeler Energy Corporation

*     3.7     License Implementation Agreement dated April 23, 1991 among NFT,
              Nalco Fuel Tech, B.V., and R-C Environmental Services &
              Technologies, a division of Research Cottrell, Inc.

*     3.8     License Implementation Agreement dated December 20, 1990 between
              NFT and RJM Corporation

*     3.9     License Implementation Agreement dated May 22, 1991 among NFT,
              Nalco Fuel Tech, B.V., and Wheelabrator Air Pollution Control,
              Inc.

*     3.10    Agreement dated July 3, 1990 between NFT and Arcadian Corporation

*     3.11    License Agreement dated September 12, 1991 between NFT and BP
              Chemicals Inc.,

*     3.12    Agreement dated November 5, 1990 between NFT and Cargill,
              Incorporated

*     3.13    Agreement dated August 30, 1990 between NFT and Nitrochem, Inc.

*     3.14    License Agreement dated December 27, 1990 between NFT and Union
              Oil Company of California dba Unocal

*     3.15    Agreement dated September 30, 1990 between NFT and W.H. Shurtleff
              Company

**    3.16    Securities Purchase Agreement dated as of March 23, 1998, between
              Fuel-Tech N.V., and the several Investors signatory thereto, including exhibits.

**    3.17    Purchase Agreement dated as of March 23, 1998, between Nalco FT,
              Inc., Nalco Chemical Company and Fuel Tech, Inc., including exhibits

#&    3.18    License Agreement dated November 18, 1998 between The Gas
              Technology Institute and Fuel Tech, Inc. relating to the FLGR
              Process

#&    3.19    License Agreement dated December 8, 1998 between The Gas
              Technology Institute and Fuel Tech, Inc. relating to the AEFLGR
              Process

#&    3.20    Amendment No. 1, dated February 28, 2000, to License Agreement of
              November 18, 1998 between The Gas Technology Institute and Fuel
              Tech, Inc.

oo   19.2     Those portions of the Proxy Statement to be distributed to
              Shareholders of the Company for the 2002 Annual General Meeting of
              Shareholders of Fuel-Tech N.V. specifically incorporated by reference into this Annual Report on Form10-K.

o    23.1     Consent of Ernst & Young LLP

* Filed with Registration Statement on Form 20-F, No. 000-21724 of August 26, 1993, as amended

**   Filed with Registrant's Report on Form 6-K for the month of March 1998

+    Filed with Registrant's Report on Form 20-F for the year 1997

o    Filed herewith

oo To be filed with the Registrant's definitive proxy material for its 2002 Annual General Meeting

#    Confidential information removed and filed separately

&    Filed with Registrant's report on Form 10-K for the year 1999

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fuel-Tech N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FUEL-TECH N.V.


Dated: March 26, 2002                                By: Ralph E. Bailey
                                                        ------------------------
                                                     Ralph E. Bailey
                                                     Chairman, Managing Director
                                                     and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel-Tech N.V. and in the capacities and on the date indicated.

/s/ Ralph E. Bailey          Chairman, Managing Director and Chief Executive
-----------------------      Officer (Principal Executive Officer)
    Ralph E. Bailey

/s/ Scott M. Schecter        Chief Financial Officer, Vice President and
-----------------------      Treasurer (Principal Financial and Accounting
    Scott M. Schecter        Officer)

/s/ Douglas G. Bailey        Managing Director
-----------------------
    Douglas G. Bailey

/s/ Charles W. Grinnell      Managing Director, Vice President, General Counsel
-----------------------      and Corporate Secretary
    Charles W. Grinnell

/s/ John R. Selby            Managing Director
-----------------------
    John R. Selby

Tarma Trust Management N.V.  Managing Director

By: /s/ Robert W. Huyzen
-------------------------
        Robert W. Huyzen
        Managing Director