Form 10-Q
period 2002-03-31
FUEL TECH N V
filed 2002-05-08
CIK 846913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

         Commission file number:      000-21724


                                 FUEL-TECH N.V.
             (Exact name of registrant as specified in its charter)

  Netherlands Antilles                                              N.A.
------------------------                                    ------------------
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

                              Yes [X]     No [ ]

As of April 26, 2002, there were outstanding 19,349,384 shares of Common Stock, par value $0.01 per share, of the registrant.

================================================================================

                                 FUEL-TECH N.V.
            Form 10-Q for the three-month period ended March 31, 2002

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2002           1

         Condensed Consolidated Statements of Operations for the Three-       2
         Month Periods Ended March 31, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows for the three-       3
         Month Periods ended March 31, 2002 and 2001

         Notes to the Condensed Consolidated Financial Statements             4

Item 2.  Management's Discussion and Analysis of                              9
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13
Item 2.  Changes in Securities                                               13
Item 3.  Defaults upon Senior Securities                                     13
Item 4.  Submission of Matters to a Vote of Security Holders                 13
Item 5.  Other Information                                                   13
Item 6.  Exhibits and Reports on Form 8-K                                    13


SIGNATURES                                                                   14

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. Dollars, except share data)

                                                            March 31,  December 31,
                                                              2002        2001
                                                            --------    --------
                                                          (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $  9,140    $  9,338
Accounts receivable, net                                       4,597       5,368
Prepaid expenses and other current assets                        877         857
                                                            --------    --------

Total current assets                                          14,614      15,563

Equipment, net of accumulated depreciation of
  $4,478 and $4,222, respectively                              1,741       1,756
Goodwill, net of accumulated amortization of
  $924 and $924, respectively                                  2,126       2,126
Other intangibles, net of accumulated amortization of
  $795 and $786, respectively                                    409         411
Other                                                            393         472
                                                            --------    --------
Total assets                                                $ 19,283    $ 20,328
                                                            ========    ========


Liabilities and stockholders' equity
Current liabilities:
Current portion of note payable                             $  2,475    $  2,700
Accounts payable                                               1,396       1,978
Deferred revenue                                                  --         319
Accrued expenses                                               1,276       1,705
                                                            --------    --------

Total current liabilities                                      5,147       6,702



Other liabilities                                                442         491
                                                            --------    --------

Total liabilities                                              5,589       7,193

Stockholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 19,274,034
  and 18,984,097 shares issued, respectively                     193         190
Additional paid-in capital                                    90,014      87,720
Accumulated deficit                                          (75,895)    (76,207)
Accumulated other comprehensive loss                             (52)        (68)
Treasury stock                                                (1,098)     (1,098)
Nil coupon perpetual loan notes                                  532       2,598
                                                            --------    --------

Total stockholders' equity                                    13,694      13,135

                                                            --------    --------
Total liabilities and stockholders' equity                  $ 19,283    $ 20,328
                                                            ========    ========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)

                                                       Three Months Ended
                                                            March 31
                                                       2002            2001
                                                   ----------------------------

Net sales                                          $      5,221    $      3,155

Costs and expenses:
Cost of sales                                             2,583           1,717
Selling, general and administrative                       2,355           2,067
Research and development                                    293             239
                                                   ------------    ------------

Operating loss                                              (10)           (868)

Income (loss) from equity interest in affiliates            238            (118)
Interest expense                                            (43)            (72)
Other income, net                                            77              16
                                                   ------------    ------------

Income (loss) before taxes                                  262          (1,042)

Income tax benefit                                           50              --
                                                   ------------    ------------

Net income (loss)                                  $        312    $     (1,042)
                                                   ============    ============

Net income (loss) per common share:

     Basic                                         $        .02    $       (.06)
                                                   ============    ============
     Diluted                                       $        .01    $       (.06)
                                                   ============    ============

Average number of common shares outstanding:

     Basic                                           19,177,000      18,433,000
                                                   ============    ============
     Diluted                                         22,632,000      18,433,000
                                                   ============    ============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                             Three Months Ended
                                                                  March 31
                                                             2002           2001
                                                         ----------------------------
Operating activities
Net cash (used in) provided by
   operating activities                                  $       (195)   $        147
                                                         ------------    ------------

Investing activities
Repayment from/loan to affiliate                                  250            (125)
Proceeds from sale of equipment                                    17              --
Purchases of equipment and patents                               (277)           (197)
                                                         ------------    ------------
Net cash used in investing activities                             (10)           (322)
                                                         ------------    ------------

Financing activities
Exercise of stock options                                         230              --
Repayment of borrowings                                          (225)           (225)
Net cash provided by (used in)                           ------------    ------------
   financing activities                                             5            (225)
                                                         ------------    ------------

Effect of exchange rate fluctuations on cash                        2             (39)
                                                         ------------    ------------

Net decrease in cash and cash equivalents                        (198)           (439)

Cash and cash equivalents at beginning
   of period                                                    9,338           8,987
                                                         ------------    ------------

Cash and cash equivalents at
   end of period                                         $      9,140    $      8,548
                                                         ============    ============


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


Note A:           Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel-Tech N.V.'s annual report on Form 10-K for the year ended December 31, 2001.

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

Note B:           Close of German Subsidiary

         In the second quarter of 2000, the Company announced that it would concentrate its European resources in its Italian company, Fuel Tech Srl, and shut down Fuel Tech GmbH, a wholly owned subsidiary in Germany. At that time, a charge of $528,000 was recorded related to the closure of the entity. The charge included accruals of $343,000 primarily for severance obligations for four employees, lease termination costs and other costs related to the closure of the entity. As of March 31, 2002, the Company has remitted approximately $331,000 related to the reserved closing costs.

Note C:           Earnings Per Share Data

         Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three-month periods ended March 31, 2002 and 2001:

                                                        Three months ended March 31
                                                            2002            2001
                                                          ----------------------
 Basic weighted-average shares                               19,177       18,433
 Conversion of unsecured loan notes                              86           --
 Unexercised options and warrants                             3,369           --
                                                          ----------------------
 Diluted weighted-average shares                             22,632       18,433
                                                          ======================

Note D:           Total Comprehensive Income (Loss)

       Total comprehensive income (loss) for the Company is comprised of net income (loss), the impact of foreign currency translation, and the change in fair value of the interest rate swap for the three-month periods ended March 31, 2002 and 2001. Total comprehensive income (loss) was $328,000 and $(1,121,000) for the three month periods ended March 31, 2002 and 2001, respectively.

                                                   For the three months ended
                                                             March 31
                                                 ------------------------------
                                                     2002               2001
                                                 -----------        -----------

Comprehensive income:
    Net income (loss)                            $   312,000        $(1,042,000)
    Foreign currency translation                       2,000            (39,000)
    Change in fair value of
      interest rate swap                              14,000            (40,000)
                                                 -----------        -----------
                                                 $   328,000        $(1,121,000)
                                                 ===========        ===========

Note E:           Derivative Financial Instruments

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

         At December 31, 2001, the Company recorded the fair value of the interest rate swap, a credit of approximately $42,000, as an "other liability" with a corresponding decrease to "accumulated other comprehensive income."

         As of March 31, 2002 the Company has increased the fair value of the interest rate swap by $14,000, thus decreasing the "other liability" with a corresponding increase to "accumulated other comprehensive income" for this amount. The impact of the ineffectiveness calculation at this same date was immaterial.

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

Note F:           Accounting for Goodwill and Other Intangible Assets

         Effective January 1, 2002, the Company adopted FASB (Financial Accounting Standards Board) Statement No. 142, "Goodwill and Other Intangible Assets." Under the guidance of this statement, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently, if impairment indicators arise. For the three months ended March 31, 2001, the Company recorded goodwill amortization of $83,000.

                                                 For the three months ended
                                                           March 31
                                                -------------------------------
                                                     2002              2001
                                                -------------     -------------

Reported net income (loss)                      $     312,000     $  (1,042,000)
Add back: Goodwill amortization                            --            83,000
                                                -------------     -------------
Adjusted net income (loss)                      $     312,000     $    (959,000)
                                                =============     =============

Basic earnings per share:
Reported net income (loss)                      $         .02     $        (.06)
Add back: Goodwill amortization                            --               .01
                                                -------------     -------------
Adjusted net income (loss)                      $         .02     $        (.05)
                                                =============     =============

Diluted earnings per share:
Reported net income (loss)                      $         .01     $        (.06)
Add back: Goodwill amortization                            --               .01
                                                -------------     -------------
Adjusted net income (loss)                      $         .01     $        (.05)
                                                =============     =============

         The Company has completed Step 1 of the transitional goodwill impairment test as of January 1, 2002, and there is no evidence of impairment.

         Further, the estimated amortization expense related to the Company's intangible patent assets is expected to approximate $40,000 per year for the five-year period ending December 31, 2006.

Note G:           Debt

         On September 1, 1999, Fuel Tech, Inc. (FTI) entered into a $3.0 million revolving credit facility expiring August 31, 2002, which is collateralized by all personal property owned by FTI. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest at the bank's prime rate, or at an optional rate that can be selected by FTI which is based on the bank's Interbank Offering Rate plus 2.25%.

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

         In 2001, amendments to this debt agreement were approved to increase the line of credit to $6,000,000, and to extend the expiration date of both the line of credit and the term loan to January 31, 2003. Further, on March 7, 2002 an additional amendment to the agreement required FTI to maintain a $6,500,000 compensating balance in support of the debt facility, so long as credit is available and until the bank is repaid in full. At December 31, 2001, the full outstanding balance of the term loan was classified as short term to reflect FTI's intent to repay or refinance this balance during the first six months of 2002 on favorable terms to the Company, and also, uncertainty concerning FTI's ability to comply with a debt covenant at September 30, 2002. The covenant for the period ended September 30, 2002 and beyond, negotiated in 1999, did not reflect the deferral in NOx reduction revenues the Company experienced due to the delay in obtaining a final ruling on the SIP Call regulation.

         Effective March 31,2002 an additional amendment eliminated the $6,500,000 compensating balance requirement, and modified certain covenants to more favorably support the nature of Company's business.

Note H:           Business Segment and Geographic Disclosures

         The Company operates in one business segment providing air pollution control chemicals and equipment.

         Information concerning the Company's operations by geographic area is provided below. Operating earnings represent sales less cost of products sold and operating expenses. Foreign operating expenses include direct expenses incurred outside of the United States by foreign corporations controlled by the Company plus an allocation of selling and general expenses incurred in the United States that are directly related to the foreign operations. Assets are those directly associated with operations in the geographic area.


                                                    For the three months ended
                                                             March 31
                                                   ----------------------------
                                                        2002            2001
                                                   ------------    ------------

Revenues:
    United States                                  $  4,603,000    $  2,480,000
    Foreign                                             618,000         675,000
                                                   ------------    ------------
                                                   $  5,221,000    $  3,155,000
                                                   ============    ============

Operating loss:
    United States                                  $      4,000    $   (849,000)
    Foreign                                             (14,000)        (19,000)
                                                   ------------    ------------
                                                   $    (10,000)   $   (868,000)
                                                   ============    ============

                                                     March 31,     December 31,
                                                        2002            2001
                                                   ------------    ------------
Assets:
    United States                                  $ 18,033,000    $ 18,952,000
    Foreign                                           1,250,000       1,376,000
                                                   ------------    ------------
                                                   $ 19,283,000    $ 20,328,000
                                                   ============    ============

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Net sales for the three months ended March 31, 2002 and 2001 were $5,221,000 and $3,155,000, respectively. The improvement is attributable to the increase in domestic NOx reduction industrial and utility project revenues, as project bookings in the fourth quarter of 2001 and the first quarter of 2002 are beginning to generate revenues during their early phases of completion. NOx reduction utility revenue had been negatively impacted by the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation. As discussed further below, the uncertainty regarding this regulation has been substantially lifted and the Company expects demand for its NOx reduction technologies to increase significantly during the next few years. Fuel treatment chemical revenues for the three-month period ended March 31, 2002 were at the same level as the prior year. The first three months of the year included shipments to PacifiCorp, the Company's new strategic agreement partner, and to a demonstration on a Midwestern coal-fired utility boiler. Both of these utilities are using the Company's patented Targeted-In-Furnace-Injection (TIFI) process to control the formation of slag deposits in boilers burning Western coals. The Company believes that utilities burning Western coals represent the largest market opportunity for its fuel treatment chemical business. To this end, in April 2002, the Company announced a strategic agreement with PacifiCorp, which will enable the Company's TIFI process to be expanded in the PacifiCorp network of facilities. Offsetting the strong performance in the Western coals segment of the fuel treatment chemical market, was a deterioration in the oil-fired business as the high price of oil vis a vis gas has caused customers in this segment to switch fuels, negatively impacting results.

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

         Cost of sales for the first quarter was improved on a percentage basis from the same period of the prior year, reflecting improved margin performance in both the APC and Fuel treatment chemical businesses. The primary drivers for the improvement are the timing of progress on higher margin APC projects, and a combination of improved logistics management and favorable product mix for the fuel treatment chemical business.

         Selling, general and administrative expenses were $2,355,000 in the first quarter of 2002 versus $2,067,000 in the comparable period in 2001. The increase is due primarily to revenue-related expenses, as revenue increased by 65% from the first quarter of 2001.

         Research and development expenses for the three months ended March 31, 2002 were $293,000, an increase of $54,000 over the first three months of 2001. The Company continues to pursue commercial applications for its technologies outside of its traditional markets, with a particular focus on its Virtual Vantage(TM) advanced visualization software and its NOxOUT Ultra process.

         For the three months ended March 31, 2002, the Company recognized a gain of $250,000 on its equity investment in Clean Diesel Technologies, Inc.
(CDT), its 16 percent-owned affiliate. The gain results from CDT's repayment of the full principal amount of loans made by the Company to CDT in 2000 and 2001. Because of the continuing losses incurred by CDT, the carrying value of the loans was reduced to zero as of December 31, 2001, based on the Company's pro-rata share of the losses incurred. In addition, the Company recorded a $12,000 loss on its investment in Fuel Tech CS GmbH (FTCS), a 49 percent-owned entity. During the first three months of 2001, the Company recognized a loss of $125,000 on its equity investment in CDT, while income of $7,000 was recorded on its investment in FTCS.

         Interest expense for the three months ended March 31, 2002 was reduced to $43,000 from $72,000 in the comparable period in 2001, the decrease being attributable to a reduction in the average outstanding principal balance on the Company's term loan, as well as to a reduction in short term interest rates.

         For the three months ended March 31, 2002, the Company recorded other income of $77,000 versus $16,000 in the comparable period in 2001. The increase stems largely from the elimination of goodwill amortization effective January 1, 2002.

         An income tax benefit of $50,000 was recorded in the first quarter of 2002 which represented a reduction in the reserve for prior years' state income tax refunds receivable. There was no income tax expense recorded in the first three months of 2001.

Liquidity and Sources of Capital

         For the three months ended March 31, 2002, the Company used cash for operating activities in the amount of $195,000, while $147,000 was provided by operating activities in the first quarter of 2001. The utilization of cash for operating activities in the current quarter was driven by a slight increase in working capital requirements as work commenced on the project bookings realized in the fourth quarter of 2001 and the first quarter of 2002.

         At March 31, 2002 and December 31, 2001, the Company had cash and cash equivalents of $9,140,000 and $9,338,000, respectively.

Forward-Looking Statements

         Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2001.

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



Date:  May 6, 2002       By: /s/ Ralph E. Bailey
                             ---------------------------------------
                             Ralph E. Bailey
                             Chairman, Managing Director and
                              Chief Executive Officer



Date:  May 6, 2002       By: /s/ Scott M. Schecter
                             ---------------------------------------
                             Scott M. Schecter
                             Chief Financial Officer, Vice President
                              and Treasurer