Form 10-Q
period 2002-06-30
FUEL TECH N V
filed 2002-08-06
CIK 846913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2002

                                       or

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

As of July 26, 2002, there were outstanding 19,525,635 shares of Common Stock, par value $0.01 per share, of the registrant.


===========================================================================

                                 FUEL-TECH N.V.
            Form 10-Q for the three-month period ended June 30, 2002

                                      INDEX

                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2002                            1
         and December 31, 2001

         Condensed Consolidated Statements of Operations for the Three and Six-               2
         Month Periods Ended June 30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows for the Three and Six-               3
         Month Periods Ended June 30, 2002 and 2001

         Notes to the Condensed Consolidated Financial Statements                             4

Item 2.  Management's Discussion and Analysis of                                              9
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   12
Item 2.  Changes in Securities                                                               12
Item 3.  Defaults upon Senior Securities                                                     12
Item 4.  Submission of Matters to a Vote of Security Holders                                 12
Item 5.  Other Information                                                                   12
Item 6.  Exhibits and Reports on Form 8-K                                                    12


SIGNATURES                                                                                   13

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. Dollars, except share data)

                                                                June 30,          December 31,
                                                                  2002                2001
                                                            ---------------      ---------------
                                                              (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $        11,714      $         9,338
Accounts receivable, net                                              4,836                5,368
Prepaid expenses and other current assets                             1,337                  857
                                                              -------------      ---------------
Total current assets                                                 17,887               15,563

Equipment, net of accumulated depreciation of
 $4,739 and $4,222, respectively                                      1,783                1,756
Goodwill, net of accumulated amortization of
 $924 and $924, respectively                                          2,126                2,126
Other                                                                   820                  883
                                                            ---------------      ---------------
Total assets                                                $        22,616      $        20,328
                                                            ===============      ===============


Liabilities and stockholders' equity
Current liabilities:
Current portion of note payable                             $         2,250      $         2,700
Accounts payable                                                      3,124                1,978
Deferred revenue                                                         --                  319
Accrued expenses                                                      1,814                1,705
                                                            ---------------      ---------------
Total current liabilities                                             7,188                6,702


Other liabilities                                                       421                  491
                                                            ---------------      ---------------
Total liabilities                                                     7,609                7,193

Stockholders' equity:
Common stock, par value $0.01 per share,
 authorized 40,000,000 shares, 19,518,635
 and 18,984,097 shares issued, respectively                             195                  190
Additional paid-in capital                                           90,248               87,720
Accumulated deficit                                                 (74,866)             (76,207)
Accumulated other comprehensive loss                                     (4)                 (68)
Treasury stock                                                       (1,098)              (1,098)
Nil coupon perpetual loan notes                                         532                2,598
                                                            ---------------      ---------------
Total stockholders' equity                                           15,007               13,135
                                                            ---------------      ---------------
Total liabilities and stockholders' equity                  $        22,616      $        20,328
                                                            ===============      ===============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)

                                                       Three Months Ended                   Six Months Ended
                                                               June 30                           June 30
                                                          2002         2001                  2002         2001
                                                    ----------   ----------            ----------  -----------
Net sales                                           $    8,021   $    4,741            $   13,242  $     7,896

Costs and expenses:
Cost of sales                                            4,130        2,225                 6,713        3,942
Selling, general and administrative                      2,653        2,065                 5,008        4,132
Research and development                                   354          317                   647          556
                                                    ----------   ----------            ----------  -----------

Operating income (loss)                                    884          134                   874         (734)

Income (loss) from equity interest in affiliates           (15)         (56)                  223         (174)
Interest expense                                           (34)         (66)                  (77)        (138)
Other income, net                                          194           59                   271           75
                                                    ----------   ----------            ----------  -----------

Income (loss) before taxes                               1,029           71                 1,291         (971)

Income taxes                                                --           --                    50           --
                                                    ----------   ----------            ----------  -----------

Net income (loss)                                   $    1,029   $       71            $    1,341  $      (971)
                                                    ==========   ==========            ==========  ===========

Net income (loss) per common share:

     Basic                                          $      .05   $      .00            $      .07  $      (.05)
                                                    ==========   ==========            ==========  ===========
     Diluted                                        $      .05   $      .00            $      .06  $      (.05)
                                                    ==========   ==========            ==========  ===========

Average number of common shares outstanding:

     Basic                                          19,310,000   18,537,000            19,247,000   18,526,000
                                                    ==========   ==========            ==========   ==========
     Diluted                                        22,733,000   20,684,000            22,675,000   18,526,000
                                                    ==========   ==========            ==========   ==========


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                          Six Months Ended
                                                               June 30
                                                         2002             2001
                                                    ------------------------------
Operating activities
Net cash provided by
 operating activities                               $       2,654    $       1,634
                                                    -------------    -------------

Investing activities
Repayment from/(loan to) affiliate                            250             (125)
Proceeds from sale of equipment                                17               --
Purchases of equipment and patents                           (598)            (469)
                                                    --------------   -------------
Net cash used in investing activities                        (331)            (594)
                                                    --------------   -------------

Financing activities
Exercise of stock options                                     465               48
Repayment of borrowings                                      (450)            (450)
                                                    -------------    --------------
Net cash provided by (used in)
 financing activities                                          15             (402)
                                                    -------------    --------------
Effect of exchange rate fluctuations on cash                   38              (72)
                                                    -------------    --------------
Net increase in cash and cash equivalents                   2,376              566
Cash and cash equivalents at beginning
 of period                                                  9,338            8,987
                                                    -------------    -------------
Cash and cash equivalents at
 end of period                                      $      11,714    $       9,553
                                                    =============    =============




See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


Note A:            Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Note B:           Close of German Subsidiary

         In the second quarter of 2000, the Company announced that it would concentrate its European resources in its Italian company, Fuel Tech Srl, and shut down Fuel Tech GmbH, a wholly owned subsidiary in Germany. At that time, a charge of $528,000 was recorded related to the closure of the entity. The charge included accruals of $343,000 primarily for severance obligations for four employees, lease termination costs and other costs related to the closure of the entity. As of June 30, 2002, all closing costs, which approximated the accrual balance, have been paid.

Note C:           Earnings Per Share Data

         Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three and six-month periods ended June 30, 2002 and 2001:

                                                             Three months ended            Six months ended
                                                            2002            2001            2002        2001
                                                          ----------------------         -------------------
 Basic weighted-average shares                               19,310       18,537          19,247      18,526
 Conversion of unsecured loan notes                              85          471              85          --
 Unexercised options and warrants                             3,338        1,676           3,343          --
                                                          ----------------------        --------------------
 Diluted weighted-average shares                             22,733       20,684          22,675      18,526
                                                          ======================         ===================

Note D:           Total Comprehensive Income (Loss)

         Total comprehensive income (loss) for the Company is comprised of net income (loss), the impact of foreign currency translation, and the change in fair value of the interest rate swap for the three and six-month periods ended March 31 and June 30, 2002 and 2001. Total comprehensive income was $1,077,000 and $38,000 for the three-month periods ended June 30, 2002 and 2001, respectively. Total comprehensive income (loss) was $1,405,000 and $(1,083,000) for the six month periods ended June 30, 2002 and 2001, respectively.


                                        For the three months ended June 30            For the six months ended June 30
                                     ------------------------------------------    ---------------------------------------
                                           2002                    2001                  2002                  2001
                                     ------------------     -------------------    -----------------     -----------------
Comprehensive income (loss):
Net income (loss)                         $  1,029,000                $ 71,000            $1,341,000          $  (971,000)
    Foreign currency translation                36,000                 (33,000)               38,000              (72,000)
    Change in fair value of
    interest rate swap                          12,000                      --                26,000              (40,000)
                                     ------------------     -------------------    -----------------     -----------------
                                          $  1,077,000                $ 38,000            $1,405,000          $(1,083,000)
                                     ==================     ===================    =================     =================

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

         At December 31, 2001, the fair value of the interest rate swap was a credit of approximately $42,000, and was recorded as an "other liability" with a corresponding decrease to "accumulated other comprehensive income."

         As of June 30, 2002 the Company has increased the fair value of the interest rate swap by $26,000, thus decreasing the "other liability" with a corresponding increase to "accumulated other comprehensive income" for this amount. The impact of the ineffectiveness calculation for all periods presented was immaterial.

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

Note F:           Accounting for Goodwill and Other Intangible Assets

         Effective January 1, 2002, the Company adopted FASB (Financial Accounting Standards Board) Statement No. 142, "Goodwill and Other Intangible Assets." Under the guidance of this statement, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment annually, or more frequently, if impairment indicators arise. For the six months ended June 30, 2001, the Company recorded goodwill amortization of $167,000.

                                            For the six months ended
                                                      June 30
                                   ------------------------------------------
                                         2002                    2001
                                   ------------------     -------------------
Reported net income (loss)               $ 1,341,000              $ (971,000)
Add back: Goodwill amortization                   --                 167,000
                                   ------------------     -------------------
Adjusted net income (loss)                $1,341,000               $(804,000)
                                   ==================     ===================

Basic earnings per share:
Reported net income (loss)                     $ .07                $   (.05)
Add back: Goodwill amortization                   --                     .01
                                   ------------------     -------------------
Adjusted net income (loss)                     $ .07                $   (.04)
                                   ==================     ===================

Diluted earnings per share:
Reported net income (loss)                     $ .06                 $  (.05)
Add back: Goodwill amortization                   --                     .01
                                   ------------------     -------------------
Adjusted net income (loss)                     $ .06                 $  (.04)
                                   ==================     ===================

         The Company has completed Step 1 of the transitional goodwill impairment test as of January 1, 2002, and there is no evidence of impairment.

         Further, the estimated amortization expense related to the Company's intangible patent assets is expected to approximate $40,000 per year for the five-year period ending December 31, 2006.

Note G:           Debt

         Fuel Tech, Inc. (FTI) has $6.0 million revolving credit facility expiring January 31, 2003, which is collateralized by all personal property owned by FTI. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest at the bank's prime rate, or at an optional rate that can be selected by FTI which is based on the bank's Interbank Offering Rate plus 2.25%.

     Also, FTI has entered into a term loan agreement with the same bank for a total principal balance of $4.5 million. The principal balance was to be repaid in quarterly installments of $225,000 commencing on December 31, 1999, with a final principal payment of $1,575,000 due on January 31, 2003. Further, FTI entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. The remaining principal balance bears interest at the bank's prime rate, or an optional rate that can be selected by FTI, and is based on the bank's Interbank Offering Rate plus 2.25%. The borrowings under this facility are collateralized by all personal property owned by FTI.

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



                                      For the three months ended June 30            For the six months ended June 30
                                   ------------------------------------------    ---------------------------------------
                                         2002                    2001                  2002                 2001
                                   ------------------     -------------------    -----------------    ------------------
Revenues:
    United States                        $ 7,375,000             $ 3,597,000          $11,978,000           $6,077,000
    Foreign                                  646,000               1,144,000            1,264,000            1,819,000
                                   ------------------     -------------------    -----------------    ------------------
                                         $ 8,021,000             $ 4,741,000          $13,242,000           $7,896,000
                                   ==================     ===================    =================    ==================

Operating Earnings:
    United States                        $ 1,037,000             $   (50,000)         $ 1,041,000           $ (899,000)
    Foreign                                 (153,000)                184,000             (167,000)             165,000
                                   ------------------     -------------------    -----------------    ------------------
                                         $   884,000             $   134,000          $   874,000           $ (734,000)
                                   ==================     ===================    =================    ==================

                                       June 30,              December 31,
                                         2002                    2001
                                   ------------------     -------------------
Assets:
    United States                        $21,206,000             $18,952,000
    Foreign                                1,410,000               1,376,000
                                   ------------------     -------------------
                                         $22,616,000             $20,328,000
                                   ==================     ===================

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Net sales for the three months ended June 30, 2002 and 2001 were $8,021,000 and $4,471,000, respectively, while net sales for the six months ended June 30, 2002 and 2001 were $13,242,000 and $7,896,000, respectively. The improvement is attributable to the increase in domestic NOx reduction industrial and utility project revenues, as project bookings in the fourth quarter of 2001 and the first quarter of 2002 are generating revenues during their early phases of completion. NOx reduction utility revenue in 2001 had been negatively impacted by the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation. As discussed further below, the uncertainty regarding this regulation has been lifted and the Company expects demand for its NOx reduction technologies to continue to increase significantly during the next few years. Fuel treatment chemical revenues for the six-month period ended June 30, 2002 were favorably impacted by shipments to utilities burning Western coals. The Company believes that utilities burning Western coals represent the largest market opportunity for its fuel treatment chemical business and that penetration into this market is a priority. In addition to shipments to PacifiCorp, the Company's strategic agreement partner, there was a successful demonstration on an additional midwestern coal-fired utility boiler. This demonstration has thus far successfully proven its effectiveness on Powder River Basin coal, and is now in a long-term optimization phase. Further, additional demonstrations on utility boilers in the West and Midwest are expected to commence before the end of the third quarter. All of these utilities are using the Company's patented Targeted-In-Furnace-Injection (TIFI) process to control the formation of slag deposits in boilers burning western coals. Offsetting the strong performance in the Western coals segment of the fuel treatment chemical market, was a deterioration in the oil-fired business as the high price of oil vis a vis natural gas has caused customers in this segment to switch fuels, negatively impacting results.

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

         Based on these regulatory developments, the Company is enjoying accelerated interest in its programs that have led to significant project bookings late in 2001 and early in 2002, and anticipates strong demand for its air pollution control technologies over the next several years.

         Cost of sales as a percentage of net sales deteriorated slightly for the second quarter and for the first half of the year versus the same periods of the prior year. This simply reflects a change in product mix in favor of the lower margin NOx reduction project business.

         Selling, general and administrative expenses were $2,653,000 and $2,065,000, respectively, for the three months ended June 30, 2002 and 2001, and were $5,008,000 and $4,132,000, respectively for the six months ended June 30, 2002 and 2001. The increase is due primarily to revenue-related expenses, as revenue increased significantly from the prior year, and secondarily to the additional of sales personnel for the fuel treatment chemical business. As noted above, proliferation of the Company's TIFI technology is a strategic priority.

         Research and development expenses for the quarter and six months ended June 30, 2002 increased over the first six months of 2001 as the Company continues to pursue commercial applications for its technologies outside of its traditional markets, with a particular focus on its Virtual Vantage(TM) advanced visualization software and its NOxOUT Ultra process. On June 6, 2002, the Virtual Vantage software product was commercially introduced. The Company does not expect revenues related to this product to be material in the second half of the year.

         For the quarter ended March 31, 2002, the Company recognized a gain of $250,000 on its equity investment in Clean Diesel Technologies, Inc. (CDT), its 16 percent-owned affiliate. The gain resulted from CDT's repayment of the full principal amount of loans made by the Company to CDT in 2000 and 2001. Because of the continuing losses incurred by CDT, the carrying value of the loans was reduced to zero as of December 31, 2001, based on the Company's pro-rata share of the losses incurred. In addition, the Company recorded losses of $15,000 and $27,000, respectively, for the quarter and six months ended June 30, 2002 on its investment in Fuel Tech CS GmbH (FTCS), a 49 percent-owned entity. During the quarter and six months end June 30, 2001, the Company recognized losses of $56,000 and $49,000, respectively on its equity investment in FTCS. A loss of $125,000 was recorded in the first quarter of 2001 on the Company's investment in CDTI.

         Interest expense for the second quarter and six months ended June 30, 2002 was reduced from the comparable periods in 2001, the decrease being attributable to a reduction in the average outstanding principal balance on the Company's term loan, as well as to a reduction in short term interest rates.

         The increase in other income in the second quarter and six months ended June 30, 2002 from the comparable periods in 2001 stems largely from the elimination of goodwill amortization effective January 1, 2002.

         An income tax benefit of $50,000 was recorded in the first quarter of 2002, which represented a reduction in the reserve for prior years' state income tax refunds receivable. No provision for federal or state income taxes was recorded in any period due to the existence of net operating loss carryforwards.


Liquidity and Sources of Capital

         For the six months ended June 30, 2002, the Company provided cash from operating activities in the amount of $2,654,000, while $1,634,000 was provided by operating activities in the first half of 2001. The cash generation in the first half of 2002 stems largely from the strong operating results of the business.

         At June 30, 2002 and December 31, 2001, the Company had cash and cash equivalents of $11,714,000 and $9,338,000, respectively, while working capital for the same two periods of time was $10,699,000 and $8,861,000, respectively.

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

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities
             None

Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders

         At the annual general meeting of the Company, held on June 5, 2002, 14,916,553 common shares, par $0.01 per share, or 77.33% of the issued and outstanding common shares of the Company as of the record date, were represented in person or by proxy, and:

         (i) The proposal to approve the Report of Management of the Company for the year ended December 31, 2001 was approved by a vote of 14,880,393 shares cast for, 8,530 against and 27,630 abstaining;

         (ii) The proposal to approve the Financial Statements of the Company for the year ended December 31, 2001 was approved by a vote of 14,885,193 shares cast for, 5,530 against and 25,830 abstaining;

         (iii) The proposal to elect the eight nominees as Managing Directors and to fix their compensation was approved by a vote with respect to each individual nominee, as follows:

       ---------------------------------------------------------------------------------------------------
                        Name                               Votes for                   Votes Withheld
       ----------------------------------------------------------------------------------------------------
       Douglas G. Bailey                                  14,903,258                       13,295
       ----------------------------------------------------------------------------------------------------
       Ralph E. Bailey                                    14,903,258                       13,295
       ----------------------------------------------------------------------------------------------------
       Miguel Espinosa                                    14,903,258                       13,295
       ----------------------------------------------------------------------------------------------------
       Charles W. Grinnell                                14,903,258                       13,295
       ----------------------------------------------------------------------------------------------------
       Samer S. Khanachet                                 14,903,258                       13,295
       ----------------------------------------------------------------------------------------------------
       John R. Selby                                      14,903,258                       13,295
       ----------------------------------------------------------------------------------------------------
       Thomas S. Shaw                                     14,903,258                       13,295
       ----------------------------------------------------------------------------------------------------
       Tarma Trust Management N.V.                        14,435,058                      481,495
       ----------------------------------------------------------------------------------------------------

         (iv) The proposal to approve the appointment of Ernst & Young LLP as independent auditors for the year 2002 and to authorize the Managing Directors to approve their compensation was approved by a vote of 14,892,553 shares cast for, 7,780 against and 16,221 abstaining.


Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K
             a.   Exhibits
                  None

             b.   Reports on Form 8-K
                  None

                                 FUEL-TECH N.V.
                            SIGNATURES & CERTIFICATES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         The undersigned in their capacities as Chief Executive Officer and Chief Financial Officer of the Registrant do hereby certify that:

         (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (ii) information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant as of, and for, the periods presented in the report.



Date:  August 6, 2002                       By:  /s/ Ralph E. Bailey
                                                ------------------------------
                                                Ralph E. Bailey
                                                Chairman, Managing Director
                                                and Chief Executive Officer



Date:  August 6, 2002                       By:  /s/ Scott M. Schecter
                                                ------------------------------
                                                Scott M. Schecter
                                                Chief Financial Officer,
                                                Vice President and Treasurer