Form 10-Q
period 2002-09-30
FUEL TECH N V
filed 2002-11-12
CIK 846913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

         Commission file number:      000-21724
                                 --------------------


                                 FUEL-TECH N.V.
             (Exact name of registrant as specified in its charter)

Netherlands Antilles                                                 N.A.
--------------------                                        -------------------
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

As of November 1, 2002, there were outstanding 19,612,067 shares of Common Stock, par value $0.01 per share, of the registrant.


================================================================================

                                 FUEL-TECH N.V.
          Form 10-Q for the three-month period ended September 30, 2002

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2002                1
         and December 31, 2001

         Condensed Consolidated Statements of Operations for the Three and Nine-       2
         Month Periods Ended September 30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows for the Three and Nine-       3
         Month Periods Ended September 30, 2002 and 2001

         Notes to the Condensed Consolidated Financial Statements                      4

Item 2.  Management's Discussion and Analysis of                                       9
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   11

Item 4.  Controls and Procedures                                                      11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                            12
Item 2.  Changes in Securities                                                        12
Item 3.  Defaults upon Senior Securities                                              12
Item 4.  Submission of Matters to a Vote of Security Holders                          12
Item 5.  Other Information                                                            12
Item 6.  Exhibits and Reports on Form 8-K                                             12


SIGNATURES                                                                            13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. Dollars, except share data)

                                                             September 30,        December 31,
                                                                  2002                2001
                                                            ---------------      ---------------
                                                              (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $         8,169      $         9,338
Accounts receivable, net                                              8,422                5,368
Prepaid expenses and other current assets                             1,386                  857
                                                              -------------      ---------------

Total current assets                                                 17,977               15,563

Equipment, net of accumulated depreciation of
  $4,905 and $4,222, respectively                                     2,034                1,756
Goodwill, net of accumulated amortization of
  $924 and $924, respectively                                         2,126                2,126
Other                                                                   797                  883
                                                            ---------------      ---------------
Total assets                                                $        22,934      $        20,328
                                                            ===============      ===============


Liabilities and stockholders' equity
Current liabilities:
Current portion of note payable                             $         2,025      $         2,700
Accounts payable                                                      3,119                1,978
Deferred revenue                                                         --                  319
Accrued expenses                                                      1,950                1,705
                                                            ---------------      ---------------

Total current liabilities                                             7,094                6,702



Other liabilities                                                       383                  491
                                                            ---------------      ---------------

Total liabilities                                                     7,477                7,193

Stockholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 19,612,067
  and 18,984,097 shares issued, respectively                            196                  190
Additional paid-in capital                                           90,312               87,720
Accumulated deficit                                                 (74,487)             (76,207)
Accumulated other comprehensive income (loss)                             2                  (68)
Treasury stock                                                       (1,098)              (1,098)
Nil coupon perpetual loan notes                                         532                2,598
                                                            ---------------      ---------------

Total stockholders' equity                                           15,457               13,135
                                                            ---------------      ---------------
Total liabilities and stockholders' equity                  $        22,934      $        20,328
                                                            ===============      ===============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)


                                                        Three Months Ended                   Nine Months Ended
                                                            September 30                        September 30
                                                          2002         2001                  2002         2001
                                                       --------------------              ---------------------
Net sales                                            $   8,033    $   4,194             $  21,275    $  12,090

Costs and expenses:
Cost of sales                                            4,462        1,984                11,175        5,926
Selling, general and administrative                      2,717        2,073                 7,725        6,205
Research and development                                   394          295                 1,041          851
                                                     ---------    ---------             ---------    ---------

Operating income (loss)                                    460        (158)                 1,334        (892)

(Loss) income from equity interest in affiliates          (27)         (93)                   196        (267)
Interest expense                                          (37)         (56)                 (114)        (194)
Other (expense) income, net                               (17)           51                   254          126
                                                     ---------    ---------             ---------    ---------

Income (loss) before taxes                                 379        (256)                 1,670      (1,227)

Income taxes                                                --           --                    50           --
                                                     ---------    ---------             ---------    ---------

Net income (loss)                                    $     379    $   (256)             $   1,720    $ (1,227)
                                                     =========    =========             =========    =========

Net income (loss) per common share:

     Basic                                           $     .02    $   (.01)             $     .09    $   (.07)
                                                     =========    =========             =========    =========
     Diluted                                         $     .02    $   (.01)             $     .08    $   (.07)
                                                     =========    =========             =========    =========

Average number of common shares outstanding:

     Basic                                          19,454,000   18,558,000            19,299,000   18,530,000
                                                    ==========   ==========            ==========   ==========
     Diluted                                        22,422,000   18,558,000            22,565,000   18,530,000
                                                    ==========   ==========            ==========   ==========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                          Nine Months Ended
                                                            September 30
                                                         2002             2001
                                                    ------------------------------
Operating activities
Net cash (used in) provided by
     operating activities                           $        (298)   $       2,216
                                                    --------------   -------------

Investing activities
Repayment from/(loan to) affiliate                            250            (125)
Proceeds from sale of equipment                                17               --
Purchases of equipment and patents                         (1,026)           (608)
                                                    --------------   -------------
Net cash used in investing activities                        (759)           (733)
                                                    --------------   -------------

Financing activities
Exercise of stock options                                     530              100
Purchase of treasury shares                                     -              (39)
Repayment of borrowings                                      (675)            (675)
                                                    -------------    -------------
Net cash used in
     financing activities                                    (145)            (614)
                                                    --------------   --------------

Effect of exchange rate fluctuations on cash                   33              (12)
                                                    -------------    --------------

Net (decrease) increase in cash and
cash equivalents                                           (1,169)             857

Cash and cash equivalents at beginning
   of period                                                9,338            8,987
                                                    -------------    -------------

Cash and cash equivalents at
   end of period                                    $       8,169    $       9,844
                                                    =============    =============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


Note A: Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Note B: Earnings Per Share Data

         Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three and nine-month periods ended September 30, 2002 and 2001:

                                                             Three months ended           Nine months ended
                                                              2002         2001           2002        2001
                                                           ---------------------        --------------------
 Basic weighted-average shares                               19,454       18,558          19,299      18,530
 Conversion of unsecured loan notes                              85           --              85          --
 Unexercised options and warrants                             2,883           --           3,181          --
                                                           ---------------------        --------------------
 Diluted weighted-average shares                             22,422       18,558          22,565      18,530
                                                           =====================        ====================

Note C: Total Comprehensive Income (Loss)

         Total comprehensive income (loss) for the Company is comprised of net income (loss), the impact of foreign currency translation, and the change in fair value of the interest rate swap for the three and nine-month periods ended September 30, 2002 and 2001. Total comprehensive income (loss) was $385,000 and $(206,000) for the three-month periods ended September 30, 2002 and 2001, respectively. Total comprehensive income (loss) was $1,790,000 and $(1,289,000) for the nine-month periods ended September 30, 2002 and 2001, respectively.

                                             For the three months ended                   For the nine months ended
                                                    September 30                                September 30
                                     ------------------------------------------    ---------------------------------------
                                           2002                    2001                  2002                  2001
                                     ------------------     -------------------    -----------------     -----------------
Comprehensive income (loss):
    Net income (loss)                       $  379,000             $ (256,000)           $1,720,000         $ (1,227,000)
    Foreign currency translation                (6,000)                60,000                32,000              (12,000)
    Change in fair value of
    interest rate swap                          12,000                (10,000)               38,000              (50,000)
                                     ------------------     -------------------    -----------------     -----------------
                                            $  385,000             $ (206,000)           $1,790,000         $ (1,289,000)
                                     ==================     ===================    =================     =================

Note D: Derivative Financial Instruments

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

         As of September 30, 2002 the Company has increased the fair value of the interest rate swap by $38,000, thus decreasing the "other liability" with a corresponding increase to "accumulated other comprehensive income" for this amount. The impact of the ineffectiveness calculation for all periods presented was immaterial.

 Foreign Currency Risk Management:

         The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Note E: Accounting for Goodwill and Other Intangible Assets

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

                                           For the nine months ended
                                                  September 30
                                   ------------------------------------------
                                         2002                    2001
                                   ------------------     -------------------
Reported net income (loss)                $1,720,000             $(1,227,000)
Add back: Goodwill amortization                   --                 250,000
                                   ------------------     -------------------
Adjusted net income (loss)                $1,720,000             $  (977,000)
                                   ==================     ===================

Basic earnings per share:
Reported net income (loss)                     $ .09                  $ (.07)
Add back: Goodwill amortization                   --                     .02
                                   ------------------     -------------------
Adjusted net income (loss)                     $ .09                  $ (.05)
                                   ==================     ===================

Diluted earnings per share:
Reported net income (loss)                     $ .08                  $ (.07)
Add back: Goodwill amortization                   --                     .02
                                   ------------------     -------------------
Adjusted net income (loss)                     $ .08                  $ (.05)
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

Note F: Debt

         Fuel Tech, Inc. (FTI) has a $6.0 million revolving credit facility expiring January 31, 2003, which is collateralized by all personal property owned by FTI. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest at the bank's prime rate, or at an optional rate that can be selected by FTI which is based on the bank's Interbank Offering Rate plus 2.25%.

         Also, FTI has entered into a term loan agreement with the same bank for a total principal balance of $4.5 million. The principal balance was to be repaid in quarterly installments of $225,000 commencing on December 31, 1999, with a final principal payment of $1,575,000 due on January 31, 2003. Further, FTI entered into an interest rate swap transaction that fixes the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. This swap expired on October 22, 2002. The remaining principal balance bears interest at the bank's prime rate, or an optional rate that can be selected by FTI, and is based on the bank's Interbank Offering Rate plus 2.25%. The borrowings under this facility are collateralized by all personal property owned by FTI.

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

                                           For the three months ended                   For the nine months ended
                                                  September 30                                 September 30
                                   ------------------------------------------    ---------------------------------------
                                         2002                    2001                  2002                 2001
                                   ------------------     -------------------    -----------------    ------------------
Revenues:
    United States                        $ 7,176,000             $ 3,287,000          $19,154,000           $ 9,364,000
    Foreign                                  857,000                 907,000            2,121,000             2,726,000
                                   ------------------     -------------------    -----------------    ------------------
                                         $ 8,033,000             $ 4,194,000          $21,275,000           $12,090,000
                                   ==================     ===================    =================    ==================

Operating Earnings:
    United States                        $   517,000             $  (150,000)         $ 1,558,000           $(1,049,000)
    Foreign                                  (57,000)                 (8,000)            (224,000)              157,000
                                   ------------------     -------------------    -----------------    ------------------
                                         $   460,000             $  (158,000)         $ 1,334,000           $  (892,000)
                                   ==================     ===================    =================    ==================

                                     September 30,           December 31,
                                         2002                    2001
                                   ------------------     -------------------
Assets:
    United States                        $21,031,000             $18,952,000
    Foreign                                1,903,000               1,376,000
                                   ------------------     -------------------
                                         $22,934,000             $20,328,000
                                   ==================     ===================

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Net sales for the three months ended September 30, 2002 and 2001 were $8,033,000 and $4,194,000, respectively, while net sales for the nine months ended September 30, 2002 and 2001 were $21,275,000 and $12,090,000, respectively. The improvement is attributable to the increase in domestic NOx reduction utility project revenues, as project bookings in the fourth quarter of 2001 and the first quarter of 2002 are generating revenues during their various phases of completion. NOx reduction utility revenue in 2001 had been negatively impacted by the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation. As discussed further below, the uncertainty regarding this regulation has been lifted and the Company expects demand for its NOx reduction technologies to continue to increase significantly during the next few years. Fuel treatment chemical revenues for the nine-month period ended September 30, 2002 continued to be favorably impacted by shipments to utilities burning Western coals. The Company believes that utilities burning Western coals represent the largest market opportunity for its fuel treatment chemical business and that penetration into this market is a priority. In addition to shipments to PacifiCorp, the Company's strategic agreement partner, a successful demonstration on a midwestern coal-fired utility boiler is now in a long-term optimization phase, and an additional demonstration on another midwestern coal-fired utility boiler commenced before the end of the third quarter. All of these utilities are using the Company's patented Targeted-In-Furnace-Injection (TIFI) process to control the formation of slag deposits in boilers burning western coals. Offsetting the strong performance in the Western coals segment of the fuel treatment chemical market, was the continued deterioration in the oil-fired business as the high price of oil vis a vis natural gas has caused customers in this segment to switch fuels, negatively impacting results.

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

         Cost of sales, as a percentage of net sales for the third quarter and nine-month periods ended September 30, 2002, is greater than the same periods of the prior year. The increase reflects a change in product mix in favor of the lower margin NOx reduction project business versus the prior year.

         Selling, general and administrative expenses were $2,717,000 and $2,073,000, respectively, for the three months ended September 30, 2002 and 2001, and $7,725,000 and $6,205,000, respectively for the nine months ended September 30, 2002 and 2001. The increase is due primarily to revenue-related expenses, as revenue increased significantly from the prior year, and secondarily to the addition of sales personnel for the fuel treatment chemical business. As noted above, market penetration of the Company's TIFI technology is a strategic priority.

         Research and development expenses for the quarter and nine months ended September 30, 2002 increased over the similar periods of 2001 as the Company continues to pursue commercial applications for its technologies outside of its traditional markets, with a particular focus on its Virtual Vantage(TM) advanced visualization software and its NOxOUT Ultra process. The Virtual Vantage software product was commercially introduced on June 6, 2002, and the Company recently received its first commercial order for the software from one of its beta sites. Although this confirms the validity of the product, the Company does not expect revenues related to this product to be material for the remainder of the year.

         The Company recorded losses of $27,000 and $54,000, respectively, for the quarter and nine months ended September 30, 2002 on its investment in Fuel Tech CS GmbH (FTCS), a 49 percent-owned entity. For the quarter ended March 31, 2002, the Company recognized a gain of $250,000 on its equity investment in Clean Diesel Technologies, Inc. (CDT), its 15 percent-owned affiliate. The gain resulted from CDT's repayment of the full principal amount of loans made by the Company to CDT in 2000 and 2001. Because of the continuing losses incurred by CDT, the carrying value of the loans was reduced to zero as of December 31, 2001, based on the Company's pro-rata share of the losses incurred. During the quarter and nine months ended September 30, 2001, the Company recognized losses of $17,000 and $66,000, respectively on its equity investment in FTCS, while losses of $76,000 and $211,000 were recorded on the Company's investment in CDT for the similar periods.

         Interest expense for the quarter and nine months ended September 30, 2002 was reduced from the comparable periods in 2001, the decrease being attributable to a reduction in the average outstanding principal balance on the Company's term loan, as well as to a reduction in short term interest rates.

         The decline in other income and (expense) for the quarter ended September 30, 2002 was due primarily to a reduction in interest income from the similar period of the prior year resulting from the decrease in short-term rates noted above. The increase in other income for the nine months ended September 30, 2002 versus the comparable period in 2001 stems largely from the elimination of goodwill amortization effective January 1, 2002, which has been offset somewhat by reductions in interest income.

         An income tax benefit of $50,000 was recorded in the first quarter of 2002, which represented a reduction in the reserve for prior years' state income tax refunds receivable. No provision for federal or state income taxes was recorded in any period due to the existence of net operating loss carryforwards.


Liquidity and Sources of Capital

         For the nine months ended September 30, 2002, the Company used cash for operating activities in the amount of $(298,000), while $2,216,000 was provided by operating activities for the same period in 2001. The slight use of cash for operating activities in 2002 stems largely from the timing of completion of the NOx reduction projects. Although the Company recognizes revenue using the percentage of completion method of accounting for long-term contracts, the invoicing of customers typically occurs when specified contractual milestones are achieved. The correlation between the two acts can vary from project to project.

         At September 30, 2002 and December 31, 2001, the Company had cash and cash equivalents of $8,169,000 and $9,338,000, respectively, while working capital for the same two periods of time was $10,883,000 and $8,861,000, respectively.

         As mentioned in Note F, the final principal payment on FTI's term loan of $1,575,000 is due on January 31, 2003. FTI intends to repay or finance this amount on terms favorable to the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Please refer to Note D.

Item 4. Controls and Procedures

         Within 90 days prior to the filing date of this report, the Company's certifying officers performed an evaluation of the effectiveness of the Company's disclosure controls and procedures. The disclosure controls and procedures were determined to be sufficient to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, particularly during the period in which this quarterly report is being prepared.

         There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         a.   Exhibits
              None

         b.   Reports on Form 8-K
              None

                                 FUEL-TECH N.V.
                           SIGNATURES & CERTIFICATIONS


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


Date: November 1, 2002                 By: /s/ Ralph E. Bailey
                                           -------------------
                                           Ralph E. Bailey
                                           Chairman, Managing Director
                                           and Chief Executive Officer


Date: November 1, 2002                 By: /s/ Scott M. Schecter
                                           ---------------------
                                           Scott M. Schecter
                                           Chief Financial Officer,
                                           Vice President and
                                           Treasurer


I, Ralph E. Bailey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fuel-Tech N.V.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002                 By: /s/ Ralph E. Bailey
                                           -------------------
                                           Ralph E. Bailey
                                           Chairman, Managing Director
                                           and Chief Executive Officer

I, Scott M. Schecter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fuel-Tech N.V.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002                 By: /s/ Scott M. Schecter
                                           ---------------------
                                           Scott M. Schecter
                                           Chief Financial Officer,
                                           Vice President and
                                           Treasurer