Form 10-K
period 2002-12-31
FUEL TECH N V
filed 2003-03-17
CIK 846913

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended: December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_________________to_______________

                          Commission File No. 000-21724

                                 FUEL-TECH N.V.
             (Exact name of registrant as specified in its charter)


      Netherlands Antilles                                  N/A
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation of organization)

        Fuel-Tech N.V.                        Fuel Tech, Inc.
        (Registrant)                   (U.S. Operating Subsidiary)
       Castorweg 22-24                 Suite 703, 300 Atlantic Street
 Curacao, Netherlands Antilles               Stamford, CT 06901
      (599) 9-461-3754                         (203) 425-9830

          (Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

 Common Stock $0.01 par value per share      The Nasdaq Stock Market, Inc.
 --------------------------------------      -----------------------------
              (Title of Class)            (Name of Exchange on Which Registered)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 under the Securities Exchange Act of 1934). Yes X   No
                                                                     ---    ---

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of June 28, 2002 was $95,271,000. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of March 3, 2003 was $52,005,000

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 3, 2003: 19,680,432 shares of Common Stock, $0.01 par value.

                      Documents incorporated by reference:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2003 are incorporated by reference in Parts II, III, and IV hereof.

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
                                     PART I

Item 1.    Business                                                                                    1
Item 2.    Description of Property                                                                     5
Item 3.    Legal Proceedings                                                                           5
Item 4.    Submission of Matters to Vote of Security Holders                                           5


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                       6
Item 6.    Selected Financial Data                                                                     8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations       9
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                 14
Item 8.    Financial Statements and Supplementary Data                                                15
Item 9.    Changes in and Disagreements with Accountants and Financial Disclosure                     32


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                         32
Item 11.   Executive Compensation                                                                     32
Item 12.   Security Ownership of Certain Beneficial Owners
                and Management                                                                        32
Item 13.   Certain Relationships and Related Transactions                                             32


                                     PART IV

Item 14.   Controls and Procedures                                                                    33

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                            33

Signatures and Certifications                                                                         35

                             TABLE OF DEFINED TERMS


Term                        Definition

ABC                  American Bailey Corporation

AES                  Advanced Engineering Services

CAAA                 Clean Air Act Amendments of 1990

CDT                  Clean Diesel Technologies, Inc.

CFD                  Computational Fluid Dynamics

Common Shares        Shares of the common stock of Fuel Tech

EPRI                 Electric Power Research Institute

FTI                  Fuel Tech, Inc.

FUEL CHEM(R)         FTI's fuel and flue gas treatment processes, including its
                     Targeted-In-Furnace-Injection programs for slagging, fouling and corrosion control and plume abatement

Fuel Tech            Fuel-Tech N.V. and its subsidiaries and affiliates

Investors            The purchasers of Fuel Tech securities pursuant to a
                     Securities Purchase Agreement as of March 23, 1998

Loan Notes           Nil Coupon Non-redeemable Convertible Unsecured Loan Notes of Fuel Tech

NOx                  Oxides of nitrogen

NOxOUT CASCADE(R)    Combination of NOxOUT and SCR

NOxOUT(R) Process    Fuel Tech's SNCR process for the reduction of NOx

NOxOUT SCR(R)        Urea used as a catalyst reagent

Rich Reagent         An SNCR-type process that broadens the NOx reduction
Injection            capability of the NOxOUT Process at a cost similar to
Technology (RRI)     NOxOUT. RRI can also be applied on a stand-alone basis.

SCR                  Selective Catalytic Reduction

SIP Call             State Implementation Plan Rulemaking Procedure

SNCR                 Selective Non-Catalytic Reduction

NOxOUT ULTRA(R)      Fuel Tech's process for generating ammonia for use
                     as SCR reagent

ACUITIV(TM)          Fuel Tech's advanced visualization services, formerly
                     referred to as Virtual Vantage

                   Fuel-Tech N.V. Subsidiaries and Affiliates
                               December 31, 2002


                                                           ------------
                                                               FTNV
                                           ---------------- Netherlands ----------------------------------------
                                           |                  Antiles                   |                       |
                                           |49%            ------------                 |100%                   |15%
                                           |                    |                       |                       |
                                      ----------                | 100%              ----------               ----------
                                        FTCS                    |                      PPI                      CDT
                                       Germany            -------------              Delaware                 Delaware
                                      ----------               FTI                  ----------               ----------
                                                          Massachusetts
                                                          -------------
                                                                |
                                                                | 100%
                             100%            100%               |                        100%
                             ------------------------------------------------------------
                             |              |                   |                       |
                             |              |                   |                       |
                         ---------      ---------          -----------               ---------
                           FTJL           FTL              HOLDINGS
                         Jamaica         Canada            Netherlands               Srl Italy
                                                            Antilles
                         ---------      ---------          -----------               ---------
                                                                |
                                                                | 100%
                                                                |
---------------------------------------------------------  -----------
FTNV      - Fuel-Tech N.V.
FTI       - Fuel Tech, Inc.
Holdings  - Fuel Tech Holdings N.V.                             BV
BV        - Fuel Tech BV                                   Netherlands
GmbH      - Fuel Tech GmbH
HFTL      - Fuel Tech Targeted Injection Chemicals Ltd.    -----------
FTJL      - Fuel Tech Jamaica Limited                            |
Srl       - Fuel Tech Srl                                        | 100%
PPI       - Platinum Plus, Inc.                                  |____
CDT       - Clean Diesel Technologies, Inc.                           |
FTCS      - Fuel Tech CS GmbH                                     ---------

                                                                    GmbH
                                                                   Germany

                                                                  ---------



                                     PART I

 Forward Looking Statements

     Statements in this Form 10-K which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1 and also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 ITEM 1. BUSINESS

 Fuel Tech

     Fuel-Tech N.V., including its subsidiaries ("Fuel Tech"), is a technology company active in the air pollution control and specialty chemical businesses through its wholly owned subsidiary Fuel Tech, Inc. ("FTI"). Fuel-Tech N.V., incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22-24 in Curacao under No. 1334/N.V.

Fuel Tech, Inc.

     FTI's special focus is the worldwide marketing of its nitrogen oxide ("NOx") reduction and FUEL CHEM Processes. The NOx reduction technologies, which include the NOxOUT, NOxOUT CASCADE, and NOxOUT SCR processes, reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. The FUEL CHEM business uses chemical processes for slagging, fouling, corrosion control and plume abatement in furnaces and boilers through the addition of chemicals into the fuel or by Targeted-In-Furnace-Injection. FTI has a number of other technologies, such as NOxOUT ULTRA, both commercial and in the development stage, that are for the most part add-ons to the NOxOUT Process or similar in their technological base. Additionally, in 2002, Fuel Tech created a separate division to market its high-end visualization software product. This product, commercially introduced in 2002, is marketed under the "ACUITIV" trade name. FTI's business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

American Bailey Corporation

     American Bailey Corporation ("ABC") performs management services for Fuel Tech under an Agreement dated April 30, 1998, as amended. Ralph E. Bailey, Chairman, Chief Executive Officer and Managing Director of Fuel Tech, and Douglas G. Bailey, Vice Chairman, Managing Director and Chief Strategic Officer of Fuel Tech are shareholders of ABC. See the more detailed information relating to this subject under the caption "Certain Relationships and Related Transactions" in Fuel Tech's Proxy Statement to be distributed in connection with Fuel Tech's 2003 Annual General Meeting of Shareholders, which information is incorporated by reference. Also, refer to Note 8 to the consolidated financial statements.

   NOx Reduction

Regulations and Markets

     The domestic U.S. air pollution control market is the primary driver in Fuel Tech's NOx reduction business. This market is dependant on air pollution regulations and their continued enforcement. These regulations are based on the Clean Air Act Amendments of 1990 (the "CAAA") which require reductions in NOx emissions on varying timetables with respect to various sources of emissions. Under the SIP (State Implementation Plan) Call, a regulation promulgated under the Amendments (discussed further below), over 1000 utility and large industrial boilers in 19 states are required, as an aggregate, to achieve a NOx reduction target by May 31, 2004. Also, in Europe under European Union Directives, over 100 industrial units must achieve NOx reductions by 2005.

     In 1994, governors of eleven Northeastern states, known collectively as the Ozone Transport Region, signed a Memorandum of Understanding requiring utilities to reduce their NOx emissions by 55% to 65% from 1990 levels by May 1999. In 1998, the EPA announced more stringent regulations. The Ozone Transport State Implementation Plan (SIP) Call regulation, designed to mitigate the effects of wind-aided ozone transported from the Midwestern and Southeastern U.S. into the Northeastern non-attainment areas, requires, following the litigation described below, 19 states to make even deeper aggregate reductions of 85% from 1990 levels by May 31, 2004. Over 1,000 utility and large industrial boilers are affected by these mandates. Additionally, most other states with non-attainment areas are also required to meet ambient air quality standards for ozone by 2007.

     Although the SIP Call was the subject of litigation, an appellate court of the D.C. Circuit upheld the validity of this regulation. This court's ruling was later affirmed by the U.S. Supreme Court.

     In February 2001, the U.S. Supreme Court, in a unanimous decision, upheld EPA's authority to revise the National Ambient Air Quality Standard for ozone to
0.080 parts per million averaged through an eight-hour period from the current
0.120 parts per million for a one-hour period. This more stringent standard provides clarity and impetus for air pollution control efforts well beyond the current ozone attainment requirement of 2007. In keeping with this trend, the Supreme Court, only days later, denied industry's attempt to stay the SIP Call, effectively exhausting all means of appeal.

Products

     Fuel Tech's NOxOUT Process is a Selective Non-Catalytic Reduction ("SNCR") process that uses non-hazardous urea as the reagent rather than ammonia. The NOxOUT Process on its own is capable of reducing NOx by up to 40% for utilities and by potentially significantly greater amounts for industrial units in many types of plants with capital costs ranging from $6 - $20/kw for utility boilers and with annualized operating costs ranging from $1,000 - $1,500/ton of NOx removed.

     Fuel Tech's NOxOUT CASCADE Process uses catalyst as an add-on to the NOxOUT Process to achieve performance similar to Selective Catalytic Reduction ("SCR"). Based on demonstrations, NOxOUT CASCADE's capital cost is less than that of SCR, while operating costs are competitive with those experienced by SCR.

     Fuel Tech's NOxOUT SCR Process utilizes urea as a catalyst reagent to achieve NOx reductions of up to 90% from stationary combustion sources with capital and operating costs competitive with equivalently sized, standard SCR systems.

     Fuel Tech is currently in the process of commercially offering its NOxOUT ULTRA system. The system is designed to convert urea to ammonia, safely and economically, for use as a reagent in the selective catalytic reduction process
(SCR) for NOx reduction. In this fashion, Fuel Tech intends to participate in the SCR segment of the SIP Call driven market. Recent local hurdles in the ammonia permitting process have raised concerns regarding the safety of ammonia storage in quantities sufficient to supply SCR.

     Fuel Tech has sublicensed the Rich Reagent Injection Technology from Reaction Engineering International, who has a direct license from the Electric Power Research Institute. The technology has been proven in full-scale field studies on cyclone-fired units to reduce NOx by 25-30%. The technology is a generic SNCR whose applicability is outside the temperature range of NOxOUT. The technology is seen as an add-on to Fuel Tech's NOxOUT systems, thus potentially broadening the NOx reduction of the combined system to almost 50% with a minimal additional capital requirement.

     Sales of the NOx reduction technologies were $25.5 million, $10.4 million, and $17.4 million for the years ended December 31, 2002, 2001, and 2000, respectively.

NOx Reduction Competition

     Processes competitive with Fuel Tech's NOx reduction products may be expected from combustion modifications, SCR and ammonia SNCR, among others.

     Combustion modifications, including low NOx burners, can be fitted to most types of boilers with cost and effectiveness varying with specific boilers. Combustion modifications may effect 20-50% NOx reduction economically with capital costs ranging from $5 - $40/kw and levelized total costs ranging from $300 - $1,500/ton of NOx removed. Such companies as Alstom, Foster Wheeler Corporation, The Babcock & Wilcox Company and Steam Sales Corporation are active competitors in the low-NOx burner business.

     SCR is an effective and proven method of control for the removal of up to 90% of NOx. SCR has a high capital cost ranging from $55 - $150/kw on retrofit coal applications. Such companies as Alstom, The Babcock & Wilcox Company, Cormetech, Inc., Engelhard Corporation, Foster Wheeler Corporation, Peerless Manufacturing Company, and the Siemens Westinghouse Power Corporation are active SCR system providers.

     The use of ammonia as the reagent for the SNCR process was developed by the ExxonMobil Corporation. Fuel Tech understands that the ExxonMobil patents on this process have expired. This process can reduce NOx by 30% to 70% on incinerators, but has limited applicability in the utility industry. Ammonia system capital costs range from $15 - $22/kw, with annualized operating costs ranging from $1,000 - $3,000/ton of NOx removed. These systems require the use of stored ammonia, a hazardous substance.

     In addition to or in lieu of using the foregoing processes, certain customers will elect to close or derate plants, purchase electricity from third-party sources, switch from higher to lower NOx emitting fuels or purchase NOx emission allowances.

FUEL CHEM

Product and Markets

     Fuel Tech's fireside and fuel additive programs, FUEL CHEM, help improve unit performance and reduce customer operating costs. Through the program, customers have enjoyed returns on their investments of up to 500%. The Targeted-In-Furnace-Injection approach, a key FUEL CHEM technology on which two patents have been issued, is a uniquely engineered and economical solution to furnace fouling and corrosion problems. Electric utilities, the pulp and paper industry and municipal solid waste incinerator facilities make up the principal markets for the program.

     Sales of the FUEL CHEM products were $7.1 million, $7.2 million, and $4.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Competition

     Competition for Fuel Tech's FUEL CHEM product line includes chemicals sold by specialty chemical companies, such as GE Betz, Inc., primarily in the traditional heavy-fuel-oil treatment area. No substantive competition currently exists for Fuel Tech's technology for Targeted-In-Furnace-Injection of additives for the control of slagging, fouling, and corrosion and for plume abatement, but there can be no assurance that such lack of substantive competition will continue.

Advanced Engineering Services and ACUITIV

     Fuel Tech uses its advanced engineering services to support the sale of Fuel Tech's NOx reduction and FUEL CHEM systems, particularly through the use of computational fluid dynamics ("CFD") tools. These CFD tools assist in the prediction of the behavior of gas flows, thereby enhancing the implementation of Fuel Tech's NOx reduction systems and the application of its FUEL CHEM slag and corrosion control processes.

     In 2001 and 2002, Fuel Tech augmented its advanced engineering services staff and equipment with a view toward not only better serving Fuel Tech's customers but also to seek other applications for its services. Toward this goal, the ACUITIV software product was commercially introduced on June 6, 2002, and Fuel Tech recently received its second commercial order for this software. The software allows users to visualize complex data sets in a virtual reality environment, and, a recent version of the software was released which is compatible with the Microsoft Windows(R) operating system. Although the validity of the product has been confirmed, Fuel Tech does not expect revenues related to this product to be material for the upcoming year.

 Intellectual Property

     See Item 2 "Description of Property" for information on Fuel Tech's intellectual property and proprietary position, which are material to its business.

 Employees

     Fuel Tech has 84 full-time employees, 79 in North America and 5 in Europe. Fuel Tech enjoys good relations with its employees and is not a party to any labor management agreements.

Risk Factors of the Business

     Investors in Fuel Tech should be mindful of the following risk factors relative to Fuel Tech's business.

(i) Lack of Diversification

     Fuel Tech is engaged in two principal businesses; the marketing of products to reduce air pollution, and the licensing of software that allows users to visualize complex data sets. The software business is in its infancy and its ultimate success is uncertain, while an adverse development in Fuel Tech's air pollution control business as a result of competition, technological change, government regulation, or any other factor could have a significantly greater impact than if Fuel Tech maintained diverse operations.

(ii) Competition

     Competition in the NOx control market will come from processes utilizing low-NOx burners, over-fired air, flue gas recirculation, ammonia SNCR, SCR and, with respect to particular uses of urea not infringing Fuel Tech's patents, urea (see Item 2 "Description of Property"). Competition will also come from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or derating of units, and sale or trade of pollution credits. Utilization by customers of such processes or business practices or combinations thereof may adversely affect Fuel Tech's pricing and participation in the NOx Control market if customers elect to comply with regulations by methods other than Fuel Tech's NOxOUT or NOxOUT CASCADE processes. See above under this Item I the text under the captions "Products" and "NOx Reduction Competition."

(iii) Dependence on Regulations and Enforcement

     Fuel Tech's business is primarily regulatory driven. That business will be adversely impacted to the extent that regulations are repealed or amended to significantly reduce the level of required NOx reduction, or to the extent that regulatory authorities minimize enforcement. See also the text above under the caption "Regulations and Markets."

(iv) Protection of Patents and Proprietary Rights

     Fuel Tech holds licenses to or owns a number of patents and has patents pending. There can be no assurance that pending patent applications will be granted or that outstanding patents will not be challenged or circumvented by competitors. Certain critical technology relating to Fuel Tech's products is protected by trademark and trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that Fuel Tech will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights. See Item 2 "Description of Property."

 ITEM 2. DESCRIPTION OF PROPERTY

     Fuel Tech's products are generally protected by U.S. and non-U.S. patents. Fuel Tech owns 108 patents worldwide, with 3 patent applications pending in the U.S. and 30 pending in non-U.S. jurisdictions. These patents cover some 44 inventions, 32 associated with the NOx reduction business; 2 associated with FUEL CHEM, 2 associated with ACUITIV and 9 associated with non-commercialized technologies. These inventions represent significant enhancements of the application and performance of the technologies. Further, Fuel Tech believes that the protection provided by the numerous claims in the above referenced patents or patent applications is substantial, and affords Fuel Tech a significant competitive advantage in its business. Accordingly, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on Fuel Tech's business.

     Apart from its intellectual property, the property of Fuel Tech is not material.

     Fuel Tech and its subsidiaries operate from leased office and engineering facilities in Curacao, Netherlands Antilles; Batavia, Illinois; Stamford, Connecticut; and Milan, Italy.

ITEM 3. LEGAL PROCEEDINGS

     Fuel Tech has no pending litigation material to its business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2002, no matters were submitted to a vote of security holders.

                                     PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

     Fuel Tech's Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc. Fuel Tech's Common Shares are also traded on the Berlin Stock Exchange.

Prices
     The table below sets forth the high and low sales prices during each calendar quarter since January 2001.


    2002                                  High                Low
    ----                                  ----                ---
    Fourth Quarter                        4.950               2.760
    Third Quarter                         6.640               3.950
    Second Quarter                        7.250               5.200
    First Quarter                         6.820               4.500

    2001
    ----
    Fourth Quarter                        6.070               2.190
    Third Quarter                         3.700               2.010
    Second Quarter                        3.840               2.000
    First Quarter                         2.781               1.250

Dividends

     Fuel Tech has not to date paid dividends on its Common Shares and is not expected to do so in the foreseeable future.

Holders

     Based on information from Fuel Tech's Transfer Agent, as of March 3, 2003, there were 391 registered holders of Fuel Tech's common stock. Management believes that, on such date, there were approximately 2,300 beneficial holders of Fuel Tech's common stock.

Transfer Agent

     The Transfer Agent and Registrar for the Common Shares is Mellon Investor Services, LLC, 85 Challenger Road, Overpeck Centre, Ridgefield Park, New Jersey 07660.

Exchange Controls

     Fuel Tech received a license of unlimited duration from the Central Bank of the Netherlands Antilles to exempt it from foreign exchange controls in dealings with parties outside of the Netherlands Antilles or with parties in the Netherlands Antilles holding a similar license. Fuel Tech also received a business license of unlimited duration that allows the securities of Fuel Tech to be held by non-residents of the Netherlands Antilles. There are no other restrictions on the rights of such non-residents as shareholders. The books of Fuel Tech are maintained in United States dollars, however, there are transactions in other currencies.

Taxation

     Under the Netherlands Antilles tax code applicable to Fuel Tech until at least the fiscal year 2019, Fuel Tech's income taxes in the Netherlands Antilles, which are based on profits exclusive of Dutch dividends received, are computed at a rate of 2.4% on the first 100,000 Netherlands Antilles Guilders (approximately $60,000) and 3% on the excess. Also, capital gains and losses are not included in the taxable profit of Fuel Tech. Based on a tax ruling received by Fuel Tech, Dutch dividends received will be taxed to Fuel Tech at a rate of 5.0% at source, and at 5.5% of the net Dutch dividends in the Netherlands Antilles until at least the fiscal year 2005. Fuel-Tech N.V. is not now liable for tax in any jurisdiction other than the Netherlands Antilles. The subsidiaries of Fuel Tech are generally subject to the tax regimes of the jurisdictions where they are incorporated and conduct operations but not in the Netherlands Antilles.

     Dividends paid by Fuel Tech to United States persons who are not engaged in a trade or business through a permanent establishment in the Netherlands Antilles are currently not subject to tax in the Netherlands Antilles. Gain or loss derived by a United States person from the sale or exchange of Fuel Tech's Common Shares are exempt from Netherlands Antilles income tax. The tax treaty between the United States and the Netherlands Antilles was terminated effective December 31, 1987.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2002, under which the securities of Fuel Tech were authorized for issuance:


-------------------------------- ---------------------------------- --------------------------- -------------------------------
       Plan Category               Number of Securities to be          Weighted-average            Number of securities
                                    issued upon exercise of            exercise price of          remaining available for
                                 outstanding options, warrants       outstanding options,          future issuance under
                                           and rights                 warrants and rights        equity compensation plans
                                                                                                   excluding securities
                                                                                                   listed in column (a)
-------------------------------- ---------------------------------- --------------------------- -------------------------------
                                              (a)                              (b)                            (c)
-------------------------------- ---------------------------------- --------------------------- -------------------------------
Equity compensation plans                   2,207,000                         $2.71                         244,700
approved by security
holders (1)
-------------------------------- ---------------------------------- --------------------------- -------------------------------


     (1) Includes shares of Common Stock of Fuel Tech authorized for awards under Fuel Tech's 1993 Incentive Plan, as amended through August 3, 1999.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data is presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2002. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2002, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                             For the years ended December 31
                                                          --------------- ------------ ------------ ------------- ---------------
                                                               2002          2001         2000          1999           1998
                                                          --------------- ------------ ------------ ------------- ---------------
         STATEMENT of OPERATIONS DATA

         (in thousands of U.S. dollars, except for share data)

         Net sales                                              $ 32,627     $ 17,672     $ 21,906      $ 33,325         $25,864
         Selling, general and administrative and other
           costs and expenses                                     11,687        9,873        9,305         9,691           8,927
         Net income (loss)                                         3,057       (1,633)         415         3,008             539
                                                          --------------- ------------ ------------ ------------- ---------------

         Basic income (loss) per common share                     $ 0.16     $  (0.09)      $ 0.02        $ 0.17          $ 0.03
         Diluted income (loss) per common share                   $ 0.14     $  (0.09)      $ 0.02        $ 0.16          $ 0.03
         Weighted-average basic shares outstanding            19,350,000   18,592,000   18,396,000    17,752,000      15,680,000
         Weighted-average diluted shares outstanding          22,437,000   18,592,000   19,621,000    19,335,000      17,437,000


                                                                                       December 31
                                                          --------------- ------------ ------------ ------------- ---------------
                                                               2002          2001         2000          1999           1998
                                                          --------------- ------------ ------------ ------------- ---------------
         BALANCE SHEET DATA
         (in thousands of U.S. dollars, except for per
           share data)

         Working capital                                        $ 13,947      $ 8,861     $ 12,542      $ 12,126         $ 9,047
         Total assets                                             25,869       20,328       23,089        24,464          19,153
         Total liabilities                                         9,064        7,193        8,522        10,773           8,837
         Shareholders' equity                                     16,805       13,135       14,567        13,691          10,316
         Net tangible book value per share                      $   0.64      $  0.56     $   0.59       $  0.52         $  0.45


 Notes:

(1) Shareholders' equity includes outstanding nominal nil coupon non-redeemable perpetual loan notes. See Note 4 to the consolidated financial statements.

(2) Net tangible book value per share assumes full conversion of Fuel Tech's nil coupon non-redeemable perpetual loan notes into shares of Fuel Tech's common stock.

(3) Effective January 1, 2002, Fuel Tech adopted FASB (Financial Accounting Standards Board) Statement No. 142, "Goodwill and Other Intangible Assets." Under the guidance of this statement, goodwill and indefinite-lived intangible assets are no longer amortized but will be reviewed annually, or more frequently if indicators arise, for impairment. For the twelve months ended December 31, the following table depicts the impact on each of the prior years noted, had the non-amortization policy been applied.


                                           2002           2001             2000            1999            1998
                                     ------------------------------------------------------------------------------
        Reported net income (loss)     $ 3,057,000   $  (1,633,000)      $ 415,000     $ 3,008,000       $ 539,000
        Add back: Goodwill
        amortization                            --         334,000         334,000         199,000          57,000
                                     ------------------------------------------------------------------------------
        Adjusted net income (loss)      $3,057,000   $  (1,299,000)      $ 749,000     $ 3,207,000       $ 596,000
                                     ==============================================================================
        Basic earnings per share:
        Reported net income (loss)           $ .16         $  (.09)          $ .02           $ .17           $ .03
        Add back: Goodwill
        amortization                            --             .02             .02             .01             .01
                                     ------------------------------------------------------------------------------
        Adjusted net income (loss)           $ .16         $  (.07)          $ .04           $ .18           $ .04
                                     ==============================================================================
        Diluted earnings per share:
        Reported net income (loss)           $ .14         $  (.09)          $ .02           $ .16           $ .03
        Add back: Goodwill
        amortization                            --             .02             .02             .01             .01
                                     ------------------------------------------------------------------------------
        Adjusted net income (loss)           $ .14         $  (.07)          $ .04           $ .17           $ .04
                                     ==============================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background


     Fuel-Tech N.V. (the "Company") operates primarily in the air pollution control business. It distributes its products through its direct sales force, licensees and agents. Principal markets for its products are stationary combustion sources that produce nitrogen oxide (NOx) and other emissions. Fuel Tech sells its fuel treatment chemicals through its direct sales force and agents to industrial and utility power-generation facilities.

     Fuel Tech currently generates revenues from the following three product lines:

Nitrogen Oxide ("NOx") Reduction Technologies

     Fuel Tech markets several NOx reduction technologies to meet statutory NOx reduction requirements worldwide. The near-term driver for growth in this business is the Ozone Transport SIP (State Implementation Plan) Call, which requires 19 states to decrease their NOx emissions by May 31, 2004. This regulation impacts 700-800 utility boilers and 400-500 large industrial boilers (see below for more detail on the SIP Call). Fuel Tech believes that the implementation of the SIP Call will extend well beyond the May, 2004 implementation date.

Fuel Treatment Chemicals

     Fuel Tech's proprietary Targeted-In-Furnace-Injection technology centers around the unique application of specialty chemicals to improve the performance of combustion units. Specifically, this technology is used to reduce slag formation, corrosion and opacity in boilers, furnaces and incinerators. Fuel Tech believes its largest market opportunity for this product line is those units burning Western coals, many of which have significant operational issues related to the formation of slag.

Visualization Software

     In 2002, Fuel Tech introduced a software product, marketed under the ACUITIV trade name that allows users to visualize in a three dimensional immersive environment, complex data sets. The software is currently being marketed to users of Computation Fluid Dynamics ("CFD") software, an engineering software tool that aids users in predicting flows, such as liquid or gas streams. Fuel Tech developed this software internally to make the design process of its NOx reduction and fuel treatment chemical business more efficient and accurate.

     Fuel Tech licenses this product to end users on an annual or permanent basis. Fuel Tech will not record license revenue until its capitalized software development costs, with a balance of approximately $490,000 at December 31, 2002, are recovered. This product was introduced in mid-2002, and to date two licenses have been sold. Fuel Tech expects demand for this product to increase in 2003, as it recently introduced a version of the software that is compatible with the Microsoft Windows operating system. Fuel Tech does not believe, however, that it will recognize significant revenues in 2003 from this product due to the cost recovery requirement discussed above.

2002 versus 2001

     Net sales for the 12 months ended December 31, 2002 and 2001 were $32,627,000 and $17,672,000, respectively. The improvement is attributable to the increase in domestic NOx reduction utility project revenues, as project bookings in the fourth quarter of 2001 and in 2002 generated revenues during their various phases of completion. NOx reduction utility revenue in 2001 had been negatively impacted by the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation. As discussed further below, the uncertainty regarding this regulation has been lifted and Fuel Tech expects demand for its NOx reduction technologies to continue to increase during the next few years. Fuel treatment chemical revenues for the twelve-month period ended December 31, 2002 continued to be favorably impacted by shipments to utilities burning Western coals. Fuel Tech believes that utilities burning Western coals represent the largest market opportunity for its fuel treatment chemical business and that penetration into this market is a priority. In addition to shipments to PacifiCorp, Fuel Tech's strategic agreement partner, demonstrations with two midwestern utilities, both on coal-fired units, commenced during the year. All of these utilities are using Fuel Tech's patented Targeted-In-Furnace-Injection (TIFI) process to control the formation of slag deposits in boilers burning western coals. More than offsetting the improved performance in the coal-fired utility segment of this market were the following two factors: first, the continued deterioration in the oil-fired business, as the high price of oil as compared with the price of natural gas caused customers in this segment to switch fuels, negatively impacting results. Second, the use of low-slagging coal by one of Fuel Tech's customers caused that customer to temporarily suspend treatment. Although Fuel Tech believes that both factors will reverse themselves, it is not possible to predict when that will occur.

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

     In February 2001, the United States Supreme Court, in a unanimous decision, upheld EPA's authority to revise the National Ambient Air Quality Standard for ozone to 0.080 parts per million averaged through an eight-hour period from the current 0.120 parts per million for a one-hour period. This more stringent standard provides clarity and impetus for NOx reduction efforts well beyond the current ozone attainment requirement of 2007. In keeping with this trend, the Supreme Court, only days later, denied industry's attempt to again stay the SIP Call, effectively exhausting all means of appeal.

     Based on these regulatory developments, Fuel Tech is enjoying accelerated interest in its NOx reduction programs that have led to significant project bookings late in 2001 and in 2002. Fuel Tech anticipates continued demand for its air pollution control technologies over the next several years.

     Cost of sales, as a percentage of net sales, for the 12-month period ended December 31, 2002 was 56% versus 51% for the same period of the prior year. The increase reflects a change in product mix in 2002, in favor of the lower margin NOx reduction project business.

     Selling, general and administrative expenses were $10,232,000 and $8,708,000, respectively, for the 12-month periods ended December 31, 2002 and 2001. The increase is due primarily to revenue-related expenses, as revenue increased significantly from the prior year, and secondarily to the addition of sales and marketing personnel, both for the fuel treatment chemical and ACUITIV businesses. Market penetration of Fuel Tech's TIFI technology in the coal-fired utility market remains a strategic priority.

     Research and development expenses for the 12 months ended December 31, 2002 and 2001 were $1,455,000 and $1,165,000, respectively. Fuel Tech continues to pursue commercial applications for its technologies outside of its traditional markets, with a particular focus on its ACUITIV software and its NOxOUT ULTRA process. The ACUITIV software product was commercially introduced on June 6, 2002, and Fuel Tech recently received its second commercial order.

     Fuel Tech recorded a loss of $54,000 for the 12 months ended December 31, 2002 on its equity investment in Fuel Tech CS GmbH (FTCS), a 49 percent-owned entity. During the quarter ended March 31, 2002, Fuel Tech recognized a gain of $250,000 on its equity investment in Clean Diesel Technologies, Inc. (CDT), its
15.2 percent-owned affiliate. The gain resulted from CDT's repayment of the full principal amount of loans made by Fuel Tech to CDT in 2000 and 2001. Because of the continuing losses incurred by CDT, the carrying value of the loans was reduced to zero as of December 31, 2001, based on Fuel Tech's pro-rata share of the losses incurred. Fuel Tech's investment in CDT, whose shares are publicly traded on the OTC Bulletin Board and the Alternative Investment Market of the London Stock Exchange, had a market value of $2.7 million at December 31, 2002, which is not reflected on Fuel Tech's balance sheet.

     During the 12 months ended December 31, 2001, Fuel Tech recognized a $92,000 loss on its equity investment in FTCS, while a loss of $250,000 was recorded on Fuel Tech's investment in CDT for the same period. Please refer to
Note 8 of the consolidated financial statements for a further discussion of related party transactions.

     Interest expense for the 12 months ended December 31, 2002 was reduced to $136,000 from $245,000 in the prior 12-month period. The decrease is attributable to a reduction in the average outstanding principal balance on Fuel Tech's term loan, as well as to a reduction in short term interest rates.

     Other income and expense for the 12-month period ended December 31, 2002 was $139,000 versus $37,000 for the same period in 2001. The increase stems largely from the elimination of goodwill amortization effective January 1, 2002, which has been offset somewhat by reductions in interest income.

     An income tax benefit of $150,000 was recorded in 2002, which represented a reduction of the reserve for prior years' state income tax refunds receivable, as the related receivables were collected in 2002. No provision for federal or state income taxes was recorded in any period due to the existence of net operating loss carry forwards. Fuel Tech has $32.4 million in United States federal income tax loss carry forwards as of December 31, 2002, the deferred tax benefit of which has been offset by a valuation allowance in Fuel Tech's balance sheet.

     In the opinion of management, Fuel Tech's expected near-term revenue growth in its NOx reduction business will be directly related to the implementation of the requirements of the CAAA. Fuel Tech's implementor and alliance strategies will enable Fuel Tech to provide the NOxOUT Process to an increasing number of customers without significantly adding technical and support staff. Customers purchase the NOxOUT Process and related technologies from either Fuel Tech or its implementors. If customers purchase the NOxOUT Process from implementors, the per contract revenues to Fuel Tech may be lower, but more installations may be handled.

2001 versus 2000

     Net sales in 2001 totaled $17,672,000 versus net sales of $21,906,000 in 2000, a decline of 19%. This overall decline was due to a $9,100,000 year on year reduction in domestic NOx reduction industrial project revenues, the basis of which is discussed further below. This result was partially offset by two favorable factors. First, Fuel Tech experienced a $2,776,000 increase in fuel treatment chemical revenues in 2001 versus 2000, to a record level of $7,209,000. Second, Fuel Tech realized revenues from temperature mapping and modeling activities predominantly for the domestic NOx reduction utility project business in the amount of approximately $1,700,000 in 2001 versus an immaterial amount in 2000.

     The year on year decline in domestic NOx reduction industrial project revenues was attributable to a NOx reduction regulation, as mandated in Title III of the CAAA, requiring municipal solid waste incinerators to significantly reduce their NOx emissions by December 1, 2000. This regulation had a significant positive impact on industrial project revenues in 2000, and it was expected that these revenues would not repeat in 2001. NOx reduction utility revenue had been negatively impacted by the delay in obtaining a final ruling on the EPA's SIP Call regulation.

     The increase in fuel treatment chemical revenues was attributable to Fuel Tech's success in penetrating the market for utility units burning Western coals, and to customers' conversion from existing suppliers to Fuel Tech. Significant focus was placed on marketing Fuel Tech's patented
Targeted-In-Furnace-Injection approach to reduce the operating costs of customers' units.

     In 2001, Fuel Tech realized approximately $1,700,000 in revenues from temperature mapping and modeling orders received on 40 boilers predominantly for the domestic NOx reduction utility project business. Fuel Tech's performance of temperature mapping and modeling work for a customer is the precursor to performing NOx reduction project installations on the units for which the mapping and modeling has been performed. It is Fuel Tech's belief that project orders will be received from the majority of customers for whom temperature mapping and modeling work has been performed.

     The gross margin percentage on an overall basis across all products was 49% in 2001, compared with 46% in 2000. The improvement was realized primarily due to the increase in revenues in the fuel treatment chemical business. As NOx reduction revenues from utility companies in the United States increase due to the above-mentioned regulations, this business will comprise a much larger percentage of Fuel Tech's overall revenues. As a result, Fuel Tech expects that the overall gross margin percentages will decline over the next several years, reflecting the change in product mix.

     Selling, general and administrative expenses were $8,708,000 for the twelve months ended December 31, 2001, an increase of $774,000 from the prior year. The increase was due primarily to a higher level of selling and service expenses resulting from the increased agents fees and commissions for the U.S. fuel treatment chemical business, and to a lesser extent to an increase in expenses related to the enhancement and expansion of Fuel Tech's European business.

     Research and development expenses for the twelve months ended December 31, 2001 and 2000 were $1,165,000 and $843,000, respectively. Fuel Tech continued to aggressively pursue commercial applications for its technologies outside of its traditional markets, with a particular focus on its NOxOUT ULTRA process and its ACUITIV advanced visualization software. Fuel Tech sold its first commercial demonstration of NOxOUT ULTRA late in 2001.

     Fuel Tech recorded a net loss from its equity interest in affiliates during the year 2001 of $342,000. This amount consisted of a $250,000 loss recognized on its equity investment in Clean Diesel Technologies, Inc. (CDT), and a $92,000 loss on its investment in Fuel Tech CS GmbH. Fuel Tech had a 16% common stock ownership interest in CDT as of December 31, 2001, while Fuel Tech had a 49% ownership interest in Fuel Tech CS GmbH as noted above. Please refer to Note 8 of the consolidated financial statements for a further discussion of related party transactions.

     Interest expense decreased to $245,000 for the twelve-month period ended December 31, 2001 from $354,000 for the same period in 2000. The favorable variance was due solely to the decrease in the average outstanding principal debt balance during the year, and to a decrease in short-term interest rates.

     Other income and expense for the twelve-month period ended December 31, 2001 was $37,000 versus $82,000 for the same period in 2000. The decrease was due to a lower level of interest income that was driven by the decrease in short-term interest rates noted above, and to the write down of impaired assets. Partially offsetting these factors was a gain in the amount of approximately $180,000 related to the dissolution of the wholly owned subsidiaries in Poland and Taiwan. The entity in Poland has not been operational since 1997, and the entity in Taiwan operated only as a sales agency office.

     Fuel Tech recorded a tax benefit of $114,000 in 2001 related to the Italian subsidiary. There were no domestic income taxes recorded in 2001 as Fuel Tech recorded a net loss for the year. Fuel Tech had $39.9 million in United States federal income tax loss carryforwards as of December 31, 2001, the deferred tax benefit of which has been offset by a valuation allowance in Fuel Tech's balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     Fuel Tech's cash and cash equivalents were approximately $10.9 million at December 31, 2002 versus $9.3 million at December 31, 2001. Operating activities provided $3.0 million of cash in 2002 primarily due to Fuel Tech's operating profits. Investing activities, which used cash of $1.1 million during the year, were primarily comprised of the continued investment in equipment and intellectual property of $1.3 million, which was partially offset by the aforementioned loan repayment by CDT. Financing activities, which used cash of $365,000 during the year, were comprised primarily of debt repayments of $900,000, which were offset by cash received from the exercise of stock options.

     Historically, Fuel Tech had financed its operations principally through the private placement of its Common Shares and the private placement of nil coupon non-redeemable convertible unsecured loan notes (the "Loan Notes"). The Loan Notes are convertible at any time into Fuel Tech's common stock. They bear no interest, have no maturity date and are repayable generally only in the event of the winding up of Fuel Tech. Fuel Tech has therefore classified the Loan Notes within shareholders' equity in its balance sheet.

     At December 31, 2002, Fuel Tech had cash and cash equivalents of $10,939,000 and working capital of $13,947,000 versus $9,338,000 and $8,861,000 at the end of 2001, respectively.

     Fuel Tech, Inc. (FTI), a wholly owned subsidiary of Fuel Tech, has a $10.0 million revolving credit facility expiring July 31, 2004, which is collateralized by all personal property owned by FTI. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest at the bank's prime rate, or at an optional rate that can be selected by FTI which is based on the bank's Interbank Offering Rate plus 2.25%.

     Also, FTI has a term loan agreement with the same bank for a total principal balance of $4.5 million. The principal balance was to be repaid in quarterly installments of $225,000 commencing on December 31, 1999, with a final principal payment of $1,575,000 due on January 31, 2003. Further, FTI entered into an interest rate swap transaction that fixed the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. This swap expired on October 22, 2002. The remaining principal balance bears interest at the bank's prime rate, or an optional rate that can be selected by FTI, and is based on the bank's Interbank Offering Rate plus 2.25%. The borrowings under this facility are collateralized by all personal property owned by FTI.

     The $10.0 million revolving credit facility was obtained via an amendment, effective December 31, 2002, that increased the credit facility from $6.0 million to $10.0 million and extended the agreement until July 31, 2004. The term loan was paid in full on January 31, 2003 using funds from the line of credit.

     At December 31, 2002, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $927,028 in connection with contracts in process. FTI is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2002, there were no cash borrowings against the revolving credit facility and $9,072,972 was available for utilization.

     The carrying amount of debt approximates fair value at December 31, 2002.

     Interest payments were $156,000, $250,000 and $373,000 for the years ended December 31, 2002, 2001 and 2000, respectively

     Fuel Tech believes that it will have sufficient resources to fund its growth and operations going forward.

Contractual Obligations and Commitments

     In its normal course of business, Fuel Tech enters into agreements that obligate Fuel Tech to make future payments. The operating lease obligations noted below are primarily related to supporting the normal operations of the business and are not recognized as liabilities in Fuel Tech's consolidated balance sheet in accordance with generally accepted accounting principles.

     Also shown below is the term loan balance at December 31, 2002, which, as noted previously, was paid in full on January 31, 2003 using funds from the line of credit.



---------------------------- -----------------------------------------------------------------------------------------------
                                                  Payments due by period in thousands of US dollars
---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
    Contractual Cash             Total           Less than 1         2-3 years           4-5 years          Thereafter
      Obligations                                    year
---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
Operating leases                 $1,367               $347              $ 430                $366               $224
---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
Term Loan                         1,800                  -              1,800                   -                  -
---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
Total Contractual Cash           $3,167               $347             $2,230                $366               $224
Obligations
---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------

     Fuel Tech in the normal course of business, uses bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

     - in support of the warrantee period defined in the contract, or
     - in support of the system performance criteria that are defined in the contract

     In addition, Fuel Tech uses letters of credit as security for other obligations as needed in the normal course of business. As of December 31, 2002, Fuel Tech has outstanding bank performance guarantees and letters of credit as noted in the table below:


---------------------------- -----------------------------------------------------------------------------------------------
                                             Commitment expiration by period in thousands of US dollars
---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
 Commercial Commitments          Total           Less than 1         2-3 years           4-5 years          Thereafter
                                 year
---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
Standby letters of               $927               $821               $106                   -                  -
credit and bank
guarantees
---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------

Critical Accounting Policies and Estimates

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require Fuel Tech to make estimates and assumptions. Fuel Tech believes that of its significant accounting policies (see Note 1 to the consolidated financial statements), the following involves a higher degree of judgment and complexity:

     Fuel Tech uses the percentage of completion method of accounting for certain long-term equipment construction and license contracts. Under the percentage of completion method, sales and gross profit are recognized as work is performed based on the relationship between actual engineering hours and equipment construction costs incurred and total estimated hours and costs at completion. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized sales and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known.

FORWARD-LOOKING INFORMATION

     From time to time, information provided by Fuel Tech, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Annual Report) may contain statements that are not historical facts, so-called "forward-looking statements." These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Fuel Tech's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third-party suppliers and intellectual property rights, risks in product and technology development and other risk factors detailed in this Annual Report and in Fuel Tech's Securities and Exchange Commission filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Fuel Tech's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Fuel Tech does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

     Fuel Tech is also exposed to changes in interest rates primarily due to its long-term debt arrangement (refer to Note 7 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS OF FUEL-TECH N.V.

We have audited the accompanying consolidated balance sheets of Fuel-Tech N.V. as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of Fuel Tech's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuel-Tech N.V. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Fuel Tech changed its method of accounting for goodwill to conform with SFAS No. 142, "Goodwill and Other Intangible Assets," and effective January 1, 2001, changed its method of accounting for derivative financial instruments to conform with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Ernst & Young LLP

Chicago, Illinois
February 19, 2003

Consolidated Balance Sheets

(in thousands of U.S. dollars, except share data)


                                                                 2002              2001
                                                               --------------------------
December 31

ASSETS
Current assets:
   Cash and cash equivalents                                    $10,939           $9,338
   Accounts receivable, net of allowances for doubtful
    accounts of $107 and $162, respectively                       8,849            5,368
   Inventories                                                      420              274
   Prepaid expenses and other current assets                        744              583
                                                               --------------------------
Total current assets                                             20,952           15,563

Equipment, net of accumulated depreciation of $5,118 and
    $4,222, respectively                                          2,123            1,756
Goodwill, net of accumulated amortization of $924                 2,119            2,126
Other assets                                                        675              883
                                                               --------------------------
Total assets                                                    $25,869          $20,328
                                                               ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of note payable                             $      -          $ 2,700
   Accounts payable                                               5,065            1,978
   Accrued liabilities:
     Employee compensation                                          802              513
     Deferred revenue                                                 -              319
     Other accrued liabilities                                    1,138            1,192
                                                               --------------------------
Total current liabilities                                         7,005            6,702

Note payable                                                      1,800                -
Other liabilities                                                   259              491
                                                               --------------------------
Total liabilities                                                 9,064            7,193

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized,
   19,613,817 and 18,984,097 shares issued, respectively            196              190
Additional paid-in capital                                       90,315           87,720
Accumulated deficit                                             (73,150)         (76,207)
Accumulated other comprehensive income (loss)                        10              (68)
Treasury stock                                                   (1,098)          (1,098)
Nil coupon perpetual loan notes                                     532            2,598
                                                               --------------------------
Total shareholders' equity                                       16,805           13,135
                                                               --------------------------
Total liabilities and shareholders' equity                      $25,869          $20,328
                                                               ==========================

See notes to consolidated financial statements.

Consolidated Statements of Operations
(in thousands of U.S. dollars, except share data)


                                                                        2002               2001              2000
                                                                  -------------      -------------       ------------
For the years ended December 31


Net revenues                                                       $     32,627       $     17,672       $     21,906

Costs and expenses
    Cost of sales                                                        18,232              8,996             11,757
    Selling, general and administrative                                  10,232              8,708              7,934
    Research and development                                              1,455              1,165                843
    Closing costs of German subsidiary                                        -                  -                528
                                                                   ------------       ------------ ------------------
                                                                         29,919             18,869             21,062
                                                                   ------------ ------------------ ------------------
Operating income (loss)                                                   2,708             (1,197)               844

Income (loss) from equity interest in affiliates                            196               (342)              (195)
Interest expense                                                           (136)              (245)              (354)
Other income (expense):
     Gain on sale of German subsidiary chemical business                      -                  -                269
     Cumulative translation loss of German subsidiary                         -                  -               (231)
     Other income, net                                                      139                 37                 82
                                                                   ------------ ------------------ ------------------
Income (loss) before taxes                                                2,907             (1,747)               415
Income tax benefit                                                          150                114                  -
                                                                   ------------ ------------------ ------------------
Net income (loss)                                                  $      3,057       $     (1,633)      $        415
                                                                   ============ ================== ==================

Net income (loss) per common share
     Basic                                                         $       0.16       $      (0.09)      $       0.02
     Diluted                                                               0.14              (0.09)              0.02

Average number of common shares outstanding
     Basic                                                           19,350,000         18,592,000         18,396,000
     Diluted                                                         22,437,000         18,592,000         19,621,000


 See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(in thousands of U.S. dollars, except share data in thousands)



                                                                          Accumulated
                                   Common Stock   Additional                 Other         Treasury Stock     Nil Coupon
                                   ------------    Paid-in   Accumulated Comprehensive    --------------      Perpetual
                                 Shares  Amount    Capital     Deficit    Income (Loss)    Shares   Amount     Loan Notes     Total
                               -----------------------------------------------------------------------------------------------------

Balance at January 1,          18,328    $183     $85,692    $ (74,989)       $ (25)       94    $ (1,058)       $3,888    $ 13,691
2000
Comprehensive income:
   Net income                                                      415                                                          415
   Foreign currency
   translation
   Adjustments                                                                  122                                             122
                                                                                                                         ----------
Comprehensive income                                                                                                            537
Conversion of nil coupon
   perpetual loan notes
   into common stock                7       -          68                                                           (68)          -
Exercise of stock options         192       2         337                                                                       339
                             ------------------------------------------------------------------------------------------------------
Balance at December 31,        18,527    $185     $86,097    $ (74,574)       $  97        94    $ (1,058)       $3,820    $ 14,567
2000
                             -----------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss                                                     (1,633)                                                      (1,633)
   Adjustment for fair
   value of derivative                                                          (42)                                            (42)
   Foreign currency
   translation
   adjustments                                                                 (123)                                           (123)
                                                                                                                         ----------
Comprehensive loss                                                                                                           (1,798)
Conversion of nil coupon
   perpetual loan notes
   into common stock              200       2       1,220                                                        (1,222)          -
Exercise of stock options         216       3         403                                                                       406
Other                              41                                                     (30)        (40)                      (40)
                             ------------------------------------------------------------------------------------------------------
Balance at December 31,
2001                           18,984    $190     $87,720    $(76,207)        $ (68)       64    $ (1,098)       $2,598     $13,135

                             ------------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net income                                                   3,057                                                         3,057
   Adjustment for fair
   value of derivative                                                           42                                              42
   Foreign currency
   translation
   adjustments                                                                   36                                              36
                                                                                                                         ----------
Comprehensive income                                                                                                          3,135
Conversion of nil coupon
   perpetual loan notes
   into common stock              387       4       2,062                                                        (2,066)          -
Exercise of stock options         243       2         533                                                                       535
Other                                                                                      46

                             ------------------------------------------------------------------------------------------------------
Balance at December 31,        19,614    $196     $90,315    $(73,150)         $ 10       110    $ (1,098)        $ 532     $16,805
2002                         ======================================================================================================


 See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

                                                                             2002          2001         2000
                                                                         -----------------------------------
For the years ended December 31

OPERATING ACTIVITIES
Net income (loss)                                                        $  3,057      $ (1,633)     $    415
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation                                                              902           769           601
    Amortization                                                               41           375           382
    Provision for doubtful accounts                                           289            44           233
    Loss on equipment disposals/impaired assets                               186           156            82
    (Income) loss from equity interest in affiliates                         (196)          342           195
    Income taxes                                                             (150)            -             -
    Closing reserve for German subsidiary                                       -             -           528
    Cash payments against German subsidiary closing reserve                   (20)          (26)         (277)
    Gain on sale of German subsidiary chemical business                         -             -          (269)
    Cumulative translation (gain) loss                                          -           (90)          231

   Changes in operating assets and liabilities:
       Accounts receivable                                                 (3,813)        2,110         1,758
       Inventories, prepaid expenses, other current assets
         and other noncurrent assets                                         (214)          422          (334)
      Accounts payable, accrued liabilities, deferred
         revenue and other noncurrent liabilities                           2,912          (417)       (1,957)
      Other                                                                     7             8             3
                                                                         ------------------------------------
Net cash provided by operating activities                                   3,001         2,060         1,591

INVESTING ACTIVITIES
   Investment in and loans to CDT                                             250          (125)         (350)
   Investment in Fuel Tech CS GmbH                                              -             -          (116)
   Proceeds from sale of German subsidiary's chemical                           -             -           122
      business
   Proceeds from sale of equipment                                             17             -             -
   Purchases of equipment and patents                                      (1,338)       (1,016)         (774)
                                                                         ------------------------------------
Net cash used in investing activities                                      (1,071)       (1,141)       (1,118)

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                  535           406           339
     Purchase and retirement of nil coupon loan notes                           -             -             -
     Purchase of treasury shares                                                -           (40)            -
     Repayment of borrowings                                                 (900)         (900)         (675)
                                                                         ------------------------------------
Net cash used in financing activities                                        (365)         (534)         (336)

Effect of exchange rate fluctuations on cash                                   36           (34)         (109)
                                                                         ------------------------------------
Net increase in cash and cash equivalents                                   1,601           351            28
Cash and cash equivalents at beginning of year                              9,338         8,987         8,959
                                                                         ------------------------------------
Cash and cash equivalents at end of year                                 $ 10,939      $  9,338      $  8,987
                                                                         ====================================


 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

Organization

     Fuel-Tech N.V. ("Fuel Tech") is a holding company primarily in the business of air pollution control. Fuel Tech's primary focus, through its wholly owned subsidiary, Fuel Tech, Inc. ("FTI"), is on the worldwide marketing and sale of its NOxOUT Process and related technologies as well as its FUEL CHEM fuel treatment chemical product line. The NOxOUT Process reduces nitrogen oxide ("NOx") emissions from boilers, furnaces and other stationary combustion sources. FUEL CHEM is based on Fuel Tech's proprietary Targeted-In-Furnace-Injection technology in the unique application of specialty chemicals to improve the performance of combustion units. Fuel Tech's business is materially dependent on the continued existence and enforcement of air quality regulations, particularly in the United States. Fuel Tech recently introduced a software product under the ACUITIV trade name that allows users of high-end engineering software to visualize complex data sets in an immersive, virtual reality environment. Fuel Tech has expended significant resources in the research and development of new technologies in building its proprietary portfolio of air pollution control, fuel treatment chemicals, computer modeling and advanced visualization technologies.

     For the years ended December 31, 2002, 2001, and 2000, 12%, 25%, and 20% of Fuel Tech's revenues, respectively, were derived from international markets, principally in Europe and Asia.

Basis of Presentation

     The consolidated financial statements include the accounts of Fuel Tech and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

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

Foreign Currency Translation

     The functional currency for Fuel Tech's foreign subsidiaries is the respective local currency. Accordingly, assets and liabilities are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated using average rates of exchange prevailing during the year. Adjustments resulting from translation of financial statements denominated in currencies other than the U.S. dollar are included in accumulated other comprehensive income or loss. Foreign currency transaction gains and losses are included in the determination of net income.

Cash Equivalents and Financial Instruments

     Fuel Tech considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2002, substantially all of Fuel Tech's cash and cash equivalents are on deposit with three financial institutions. All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

Derivative Financial Instruments

     Effective January 1, 2001, Fuel Tech adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income or loss, and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Interest Rate Risk Management:

     Fuel Tech is exposed to interest rate risk due to its long-term debt arrangement. Fuel Tech used an interest rate derivative instrument (an interest rate swap) to manage exposure to interest rate changes. Fuel Tech had entered into an interest rate swap transaction that fixed the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. The term of the swap was from October 22, 1999 until October 22, 2002, at which date it expired. At the date of adoption, January 1, 2001, Fuel Tech recorded the fair value of the interest rate swap, a credit of approximately $20,000, as an "other liability" with a corresponding decrease to "accumulated other comprehensive income."

Foreign Currency Risk Management:

     Fuel Tech's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Fuel Tech does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Accounts Receivable

     Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on contracts under the percentage of completion method. At December 31, 2002 and 2001, unbilled receivables were approximately $1,225,000 and $2,057,000, respectively. The allowance for doubtful accounts is established based on Fuel Tech's historical level of write-off activity.

Goodwill and Other Intangibles

     The goodwill recognized as a result of prior transactions was being amortized by the straight-line method over periods of nine and ten years. Effective January 1, 2002, Fuel Tech adopted FASB (Financial Accounting Standards Board) Statement No. 142, "Goodwill and Other Intangible Assets." Under the guidance of this statement, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed annually, or more frequently if indicators arise, for impairment. In connection with the adoption of FASB No. 142, Fuel Tech completed the required transitional and annual goodwill impairment testing using the market capitalization methodology. Based on the testing performed, no impairment was indicated. The following is a reconciliation of 2001 and 2000 net earnings and basic and diluted earnings per share between the amounts previously reported by Fuel Tech and the adjusted amounts that would have been reported if SFAS No. 142 had been applied in prior periods.

                                                     For the twelve months
                                                      ended December 31
                                               --------------------------------
                                                   2001                  2000
                                               --------------------------------

         Reported net (loss) income              $ (1,633,000)       $ 415,000
         Add back: Goodwill amortization              334,000          334,000
                                               --------------------------------
         Adjusted net (loss) income              $ (1,299,000)       $ 749,000
                                               ================================
         Basic earnings per share:
         Reported net (loss) income                    $ (.09)           $ .02
         Add back: Goodwill amortization                  .02              .02
                                               --------------------------------
         Adjusted net (loss) income                    $ (.07)           $ .04
                                               ================================
         Diluted earnings per share:
         Reported net (loss) income                    $ (.09)           $ .02
         Add back: Goodwill amortization                  .02              .02
                                               --------------------------------
         Adjusted net (loss) income                    $ (.07)           $ .04
                                               ================================

     Further, on October 1, 2002, Fuel Tech completed its annual fair value measurement test, and there was no evidence of impairment.

     Other intangibles, which are included with other assets on the consolidated balance sheet, consist principally of third-party costs related to the development of patent rights. These costs are being amortized by the straight-line method over a period of 10 years from the date of patent issuance. Patent maintenance fees are charged to operations as incurred. Further, the estimated amortization expense related to Fuel Tech's intangible patent assets is expected to approximate $40,000 per year for the five-year period ending December 31, 2007.

Equipment

     Equipment is stated on the basis of cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives as follows:

     Laboratory equipment.........................................  5-10 years
     Furniture and fixtures.......................................  3-10 years
     Computer equipment and software..............................   3-5 years
     Field equipment..............................................   3-4 years
     Vehicles.....................................................     3 years


Accounting for the Impairment of Long-Lived Assets

     Fuel Tech reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The impact of such losses on Fuel Tech was $90,000 and $139,000 for the years ended December 31, 2002 and 2001, respectively.

Revenue Recognition

     Fuel Tech uses the percentage of completion method of accounting for certain long-term equipment construction and license contracts. Under the percentage of completion method, sales and gross profit are recognized as work is performed based on the relationship between actual engineering hours and equipment construction costs incurred and total estimated hours and costs at completion. Sales and gross profit are adjusted for revisions in completion estimates and contract values in the period in which the facts giving rise to the revisions become known. Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.

 Distribution Costs

     Fuel Tech classifies shipping and handling costs in cost of sales in the consolidated statement of operations.

 Stock-Based Compensation

     Fuel Tech accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under Fuel Tech's current plans, options may be granted at not less than the fair market value on the date of grant, and therefore, no compensation expense is recognized for the stock options granted.

     If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, Fuel Tech's net income (loss) and income
(loss) per share would have been adjusted as follows for the years ended December 31:



---------------------------- ------------------------- ----------------- ------------------ ----------------
(in thousands)                                               2002              2001              2000
---------------------------- ------------------------- ----------------- ------------------ ----------------
Net income (loss)
---------------------------- ------------------------- ----------------- ------------------ ----------------
                             As reported                         $3,057           $(1,633)             $415
---------------------------- ------------------------- ----------------- ------------------ ----------------
                             As adjusted                          2,083            (2,329)             (103)
---------------------------- ------------------------- ----------------- ------------------ ----------------

---------------------------- ------------------------- ----------------- ------------------ ----------------
Basic and diluted income
(loss) per share:
---------------------------- ------------------------- ----------------- ------------------ ----------------
                             Basic - as reported                   $.16             $(.09)             $.02
---------------------------- ------------------------- ----------------- ------------------ ----------------
                             Basic - as adjusted                   $.11             $(.13)            $(.01)
---------------------------- ------------------------- ----------------- ------------------ ----------------

---------------------------- ------------------------- ----------------- ------------------ ----------------
                             Diluted - as reported                 $.14             $(.09)             $.02
---------------------------- ------------------------- ----------------- ------------------ ----------------
                             Diluted - as adjusted                 $.09             $(.13)            $(.01)
---------------------------- ------------------------- ----------------- ------------------ ----------------


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

Basic and Diluted Earnings Per Common Share

     Basic earnings per share excludes the dilutive effects of stock options and of the nil coupon non-redeemable convertible unsecured loan notes (see Note 4). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes and of stock options and warrants. The following table sets forth the weighted-average shares used at December 31 in calculating earnings per share (in thousands):

-------------------------------------------------- -------------------------- ------------------------ ---------------------
                                                            2002                      2001                    2000
-------------------------------------------------- -------------------------- ------------------------ ---------------------
Basic weighted-average shares                                       19,350                   18,592                18,396
-------------------------------------------------- -------------------------- ------------------------ ---------------------
Conversion of unsecured loan notes                                      85                        -                   483
-------------------------------------------------- -------------------------- ------------------------ ---------------------
Unexercised options and warrants                                     3,002                        -                   742
-------------------------------------------------- -------------------------- ------------------------ ---------------------
Diluted weighted-average shares                                     22,437                   18,592                19,621
-------------------------------------------------- ========================== ======================== =====================


2. TAXATION

     At December 31, 2002, FTI had tax losses available for offset against future years' earnings of approximately $32.4 million in the United States. For financial statement purposes, a valuation allowance has been recorded to offset the tax benefit of these carryforwards. Under the provisions of the United States Tax Reform Act of 1986, utilization of Fuel Tech's United States federal income tax loss carryforwards may be limited should ownership changes exceed 50% within a three-year period. The United States federal tax loss carryforwards expire as follows (in thousands):

                           2003                $14,925
                           2004                  4,639
                           2005                  5,467
                           2006                  1,987
                           2007                  2,325
                           2008                  1,480
                           2009                    220
                           2010                    309
                           2011                    884
                           2012                     40
                           2016                    117
                                               -------
                                               $32,393

     The components of income (loss) before taxes for the years ended December 31 are as follows (in thousands):


--------------------------------------------- ------------------- ------------------- --------------------
Origin of income (loss) before taxes                 2002                2001                2000
--------------------------------------------- ------------------- ------------------- --------------------
United States of America                                  $3,689              $  (9)              $ 1,211
--------------------------------------------- ------------------- ------------------- --------------------
Foreign                                                     (782)            (1,738)                 (796)
--------------------------------------------- ------------------- ------------------- --------------------
Income (loss) before taxes                                $2,907            $(1,747)                $ 415
--------------------------------------------- =================== =================== ====================


     A reconciliation between the (benefit) provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated (benefit) provision in the consolidated statements of operations for the years ended December 31 is as follows (in thousands):


------------------------------------ ---------------- --------------- ----------------
                                           2002            2001             2000
------------------------------------ ---------------- --------------- ----------------
Provision (benefit) at the U.S.           $ 1,040       $  (611)      $   145
federal statutory rate
--------------------------------------------------------------------------------------
Foreign losses without tax benefit            274           608           444
--------------------------------------------------------------------------------------
Valuation allowance adjustment             (1,314)            -          (424)
--------------------------------------------------------------------------------------
State income taxes                           (150)            -          (207)
--------------------------------------------------------------------------------------
Foreign (benefit) income taxes                  -          (114)           25
--------------------------------------------------------------------------------------
Other                                           -             3            17
--------------------------------------------------------------------------------------
(Benefit) provision for income taxes      $  (150)      $  (114)         $  -
------------------------------------------============================================



     Fuel Tech recorded an income tax benefit of $150,000 in 2002, which represented a reduction in the reserve for prior years' state income tax refunds receivable, as the refunds were collected in 2002. The benefit of $114,000 recorded in 2001 was related to its Italian subsidiary.

     The reduction in the valuation allowance in 2002 and 2000 results primarily from the utilization of tax loss carryforwards where a valuation allowance had previously been provided. The state income tax credit in 2000 results from recording the benefit of net operating losses generated in prior years, which were carried forward and applied at the state level.

     Temporary differences arising from treating income and expense items for financial reporting purposes differently than for tax return purposes are not material.

3. COMMON STOCK

     At December 31, 2002, Fuel Tech had 19,613,817 Common Shares outstanding, with an additional 84,787 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 4) and 2,207,000 shares reserved for issuance upon the exercise of stock options, 1,220,625 of which are currently exercisable (see Note 5).

4. NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

     At December 31, 2002 and 2001, Fuel Tech had $533,500 and $2,658,500
principal amount of nil coupon non-redeemable convertible unsecured perpetual loan notes (the "Loan Notes") outstanding, respectively. The Loan Notes are convertible at any time into shares of Fuel Tech's common stock at rates of $6.50 or $11.43 per share. The Loan Notes bear no interest and have no maturity date. They are generally repayable only in the event of Fuel Tech's dissolution and, accordingly, have been classified within shareholders' equity in the accompanying balance sheet.

     During 2002 and 2001, approximately $2,125,000 and $1,300,000 principal amount of Loan Notes were converted into 185,937 and 200,000 shares of Fuel Tech's common stock, respectively.

5. STOCK OPTIONS AND WARRANTS

     Fuel Tech has granted stock options under the 1993 Incentive Plan ("1993 Plan"). Under the 1993 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be such of Fuel Tech's directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech's business. The amount of shares that may be issued or reserved for awards to participants under a 1998 amendment to the 1993 Plan is 12.5% of outstanding shares. In 2002, 2001 and 2000, 424,000, 472,500 and 406,000 options, respectively, were granted to employees and directors.

     The Black-Scholes option-pricing model was used to estimate the fair value of employee stock options for the FAS No. 123 proforma disclosure in Note 1. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because Fuel Tech's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     The fair value of each option grant, for "As adjusted" disclosure purposes in Note 1, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

                                        2002          2001          2000
                                     ------------------------------------
Expected dividend yield                0.00%          0.00%         0.00%
Risk-free interest rate                2.60%          4.40%         5.10%
Expected volatility                    74.7%         115.1%         96.2%
Expected life of option              4 years        4 years       4 years

     The following table presents a summary of Fuel Tech's stock option activity and related information for the years ended December 31:


                                                2002                           2001                           2000
                                                      Weighted-                        Weighted-                      Weighted
                                      Number of        Average        Number of         Average        Number of      Average
                                       Options      Exercise Price     Options        Exercise Price    Options     Exercise Price
                                   -----------------------------------------------------------------------------------------------
Outstanding at beginning of year       2,155,500      $  2.34         2,052,000          $  2.34         1,874,500    $   2.39
Granted                                  424,000         5.82           472,500             2.15           406,000        2.10
Exercised                               (243,250)        2.20          (215,500)            1.89          (192,000)       1.75
Expired or forfeited                    (129,250)        6.23          (153,500)            2.71           (36,500)       5.38
                                   -----------------------------------------------------------------------------------------------
Outstanding at end of year             2,207,000      $  2.71         2,155,500          $  2.34         2,052,000    $   2.34
                                   -----------------------------------------------------------------------------------------------

Exercisable at end of year             1,220,625      $  2.30         1,086,250          $  2.66           965,500    $   2.73
Weighted -average fair value of
  options granted during the year                     $  3.31                            $  1.66                      $   1.47


     The following table summarizes information about stock options outstanding at December 31, 2002:


                         Options Outstanding                                      Options Exercisable
-------------------------------------------------------------------------------------------------------------------------
                                          Weighted-Average        Weighted-                                  Weighted-
   Range of             Number of            Remaining             Average             Number of              Average
Exercise Prices          Options          Contractual Life      Exercise Price          Options            Exercise Price
-------------------------------------------------------------------------------------------------------------------------
$1.375 - $3.38           1,733,000           6.20 years             $   1.92           1,100,625             $   1.98

$3.595 - $6.27             474,000           9.18 years             $   5.59             120,000             $   5.15
                     --------------                                                --------------
$1.375 - $6.27           2,207,000           6.84 years             $   2.71           1,220,625             $   2.30
-------------------------------------------------------------------------------------------------------------------------


     In addition to the above, Fuel Tech has 2,710,000 warrants outstanding to purchase additional shares of Fuel Tech's common stock at an exercise price of $1.75. The warrants expire on April 30, 2008.

6. COMMITMENTS

Operating Leases

     Fuel Tech leases office space, autos and certain equipment under agreements expiring on various dates through 2009. Future minimum lease payments at December 31, 2002, are as follows (in thousands):

         ----------------------         ----------------------
           Year of Payment                    Amount
         ----------------------         ----------------------
                 2003                           $347
         ----------------------         ----------------------
                 2004                            248
         ----------------------         ----------------------
                 2005                            182
         ----------------------         ----------------------
                 2006                            186
         ----------------------         ----------------------
                 2007                            180
         ----------------------         ----------------------
              thereafter                         224
         ----------------------         ----------------------

     For the years ended December 31, 2002, 2001 and 2000, rent expense approximated $584,000, $581,000 and $556,000, respectively.

Performance Guarantees

     The majority of Fuel Tech's long-term equipment construction contracts contain language guaranteeing that the performance of the system that is being sold to the customer will meet specific criteria. On occasion bank performance guarantees and letters of credit are issued to the customer in support of the construction contracts as follows:

     -    in support of the warrantee period defined in the contract, or
     - in support of the system performance criteria that are defined in the contract

     As of December 31, 2002, Fuel Tech has outstanding bank performance guarantees and letters of credit in the amount of $712,000 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. Management of Fuel Tech believes that these projects will be successfully completed and that there will not be a materially adverse impact on Fuel Tech's operations from these bank performance guarantees and letters of credit.

7. DEBT FINANCING

     Fuel Tech, Inc. (FTI) has a $10.0 million revolving credit facility expiring July 31, 2004, which is collateralized by all personal property owned by FTI. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest at the bank's prime rate, or at an optional rate that can be selected by FTI which is based on the bank's Interbank Offering Rate plus 2.25%.

     Also, FTI has a term loan agreement with the same bank for a total principal balance of $4.5 million. The principal balance was to be repaid in quarterly installments of $225,000 commencing on December 31, 1999, with a final principal payment of $1,575,000 due on January 31, 2003. Further, FTI entered into an interest rate swap transaction that fixed the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. This swap expired on October 22, 2002. The remaining principal balance bears interest at the bank's prime rate, or an optional rate that can be selected by FTI, and is based on the bank's Interbank Offering Rate plus 2.25%. The borrowings under this facility are collateralized by all personal property owned by FTI.

     The $10.0 million revolving credit facility was obtained via an amendment, effective December 31, 2002, that increased the credit facility from $6.0 million to $10.0 million and extended the agreement until July 31, 2004. The term loan was paid in full on January 31, 2003 using funds from the line of credit.

     At December 31, 2002, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $927,000 in connection with contracts in process. FTI is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2002, there were no cash borrowings under the revolving credit facility and approximately $9,073,000 was available for utilization.

     The carrying amount of debt approximates fair value at December 31, 2002.

     Interest payments were $156,000, $250,000 and $373,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8. RELATED PARTY TRANSACTIONS

     Fuel Tech has a 15.2% common stock ownership interest in Clean Diesel Technologies, Inc. (CDT), at December 31, 2002. Fuel Tech is precluded from selling its interest in CDT except pursuant to a registration statement, or in an exempt private placement within the limitations of Rule 144 of the Securities and Exchange Commission.

     On August 3, 1995, Fuel Tech signed a Management and Services Agreement with CDT. According to the agreement, CDT is to reimburse Fuel Tech for management, services and administrative expenses incurred by Fuel Tech on behalf of CDT. Additionally, Fuel Tech charges CDT an additional 3% of such costs annually.

     For the years ended December 31, 2002, 2001 and 2000, $69,000, $73,000 and
$78,000, respectively, was charged to CDT as a management fee.

     On November 11, 1998, a pre-existing $495,000 demand note, with interest at 8%, and a $500,000 bridge loan and interest thereon of $20,000 were converted into 2,029 shares of Series A Convertible Preferred stock in CDT. Each preferred share was convertible into 333.33 shares of CDT common stock. In April of 2000, Fuel Tech purchased 300 additional convertible preferred shares of CDT for $225,000, which had the same convertible provisions noted above. As a result of the continuing losses incurred by CDT, Fuel Tech recorded a loss of $225,000 in 2000 based on its pro-rata share of CDT's operating results for the year. The CDT common and preferred stock has no carrying value in Fuel Tech's balance sheet as of December 31, 2002 and 2001, and the 15.2% investment is being accounted for using the cost method.

     In November 2000, Fuel Tech committed to lend CDT $250,000 as part of a $1.0 million loan facility between CDT, Fuel Tech and other entities. In December 2000, Fuel Tech loaned CDT $125,000 as its share of the first $500,000 draw down under the terms of the loan facility. This amount was included in the prepaid expenses and other current assets line item on the consolidated balance sheet as of December 31, 2000. In March 2001, Fuel Tech loaned CDT $125,000 as its share of the second $500,000 draw down under the terms of the loan facility. The principal balance on both loan installments, with accrued interest at 10% per annum, was payable on May 14, 2002. For its participation in the loan facility and for its $250,000 contribution, Fuel Tech received 25,000 warrants to purchase CDT common stock. The warrants have an exercise price of $2.00 and can be exercised on or before November 14, 2010. Because of the continuing losses incurred by CDT, the carrying value of the loans was reduced to $0 as of December 31, 2001 based on Fuel Tech's pro-rata share of the losses incurred. Consequently, a $250,000 loss was recorded during 2001. In the first quarter of 2002, CDT repaid the entire amount of the loans plus interest. The payment of the $250,000 principal value of the loan was recorded as income in the first quarter of 2002, along with approximately $24,000 in interest income. The value assigned to these warrants on the consolidated balance sheet at December 31, 2002 and 2001, is not significant.

     Pursuant to an assignment agreement of certain technology to CDT, Fuel Tech is due royalties from CDT of 2.5% of CDT's annual revenue from sales of CDT's Platinum Fuel Catalyst, commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $12 million commencing in 1998 and declining annually to $1,090,910 in 2008. CDT as assignee and owner will maintain the technology at its own expense. To date, Fuel Tech has received approximately $9,000 in royalties. Fuel Tech intends to record royalties from CDT on a cash basis.

     On April 30, 1998, Fuel Tech entered into an agreement with American Bailey Corporation (ABC) for it to provide certain management and consulting services to Fuel Tech. Principals of ABC currently own 24% of Fuel Tech's Common Shares and also own warrants to purchase an additional 2.7 million shares, which expire on April 30, 2008. No fees were to be payable under the agreement for the first 24 months. This agreement was amended in 1999 to extend its term to April 30, 2002, and provide for the payment of a management fee of $10,417 per month commencing September 1, 1999, through May 1, 2000, and $20,833 per month until the termination of the agreement. The agreement was further amended effective May 1, 2002 to increase the management fee to $29,167 per month until the termination of the agreement as of April 30, 2004. Ralph Bailey, Chairman and CEO of Fuel Tech, is Chairman of ABC.

     In the second quarter of 2000 Fuel Tech announced that it would concentrate its European resources in its Italian company, Fuel Tech Srl, and shut down Fuel Tech GmbH, a wholly owned subsidiary in Germany. As part of the restructure, Fuel Tech GmbH recorded a charge in 2000 of $528,000 related to the closure of the entity. The charge included accruals of $343,000 primarily for severance obligations for four employees, lease termination costs and other costs related to the closure of the entity. This charge was recorded as a reduction to operating income in the consolidated statement of operations. As of June 30, 2002, all closing costs, which approximated the accrual balance, have been paid.

     Also as part of the restructure, Fuel Tech GmbH's NOxOUT chemical business was sold to a new entity in Germany (Fuel Tech CS GmbH) in which Fuel Tech holds a 49% ownership interest that was acquired for $116,000. The selling price was dependent on the future results of the chemical business, but was not to be less than 1,250,000 Deutchmarks (approximately $600,000), paid out over three years. A gain on this transaction of $269,000 was recorded in other income and expense in the 2000 consolidated statement of operations.

9. DEFINED CONTRIBUTION PLAN

     Fuel Tech has a retirement savings plan available for all U.S. employees who have met minimum length-of-service requirements. Fuel Tech's contributions are determined based upon amounts contributed by Fuel Tech's employees with additional contributions made at the discretion of Fuel Tech's Board of Directors. Costs related to this plan were $180,000, $150,000 and $289,000 in 2002, 2001 and 2000, respectively.

10. BUSINESS SEGMENT, GEOGRAPHIC AND QUARTERLY FINANCIAL DATA

BUSINESS SEGMENT FINANCIAL DATA

     Fuel Tech's business is organized into two operating segments providing air pollution control chemicals and equipment and software. The software segment does not meet the materiality test for disclosure purposes.

     Information concerning Fuel Tech's operations by geographic area is provided below. Operating earnings represent sales less cost of products sold and operating expenses. Foreign operating expenses include direct expenses incurred outside of the United States of foreign corporations controlled by Fuel Tech plus an allocation of domestic selling and general expenses directly related to the foreign operations. Assets are those directly associated with operations of the geographic area.


For the years ended December 31            2002               2001               2000
Revenues:
    United States                      $ 28,724,000       $ 13,246,000       $ 17,550,000
    Foreign                               3,903,000          4,426,000          4,356,000
                                       ------------       ------------       ------------
                                       $ 32,627,000       $ 17,672,000       $ 21,906,000
                                       ============       ============       ============

Operating (Loss) Earnings:
    United States                      $  2,654,000       $ (1,143,000)      $  1,506,000
    Foreign                                  54,000            (54,000)          (662,000)
                                       ------------       ------------       ------------
                                       $  2,708,000       $ (1,197,000)      $    844,000
                                       ============       ============       ============

December 31                                2002               2001               2000
Assets:
    United States                      $ 24,393,000       $ 18,952,000       $ 19,640,000
    Foreign                               1,476,000          1,376,000          3,449,000
                                       ------------       ------------       ------------
                                       $ 25,869,000       $ 20,328,000       $ 23,089,000
                                       ============       ============       ============


QUARTERLY FINANCIAL DATA

Set forth below is the unaudited quarterly financial data for the fiscal years ended December 31, 2002 and 2001.


For the quarter ended:                             March 31       June 30   September 30   December 31
(in thousands, except share data)
2002:
    Net sales                                      $  5,221     $  8,021      $  8,033       $ 11,352
    Cost of sales                                     2,583        4,130         4,462          7,057
    Net income                                          312        1,029           379          1,337
    Net income per common share:
       Basic                                       $    .02     $    .05      $    .02       $    .07
       Diluted                                     $    .01     $    .05      $    .02       $    .06

2001:
    Net sales                                      $  3,155     $  4,741      $  4,194       $  5,582
    Cost of sales                                     1,717        2,225         1,984          3,070
    Net (loss) income                                (1,042)          71          (256)          (406)
    Net (loss) income per common share:
       Basic                                       $   (.06)    $      -      $   (.01)      $   (.02)
       Diluted                                     $   (.06)    $      -      $   (.01)      $   (.02)


11. PARENT COMPANY FINANCIAL STATEMENTS


Balance Sheets (at December 31)                                         2002            2001
                                                                    ------------     ------------
Assets:

    Receivable and other current assets                             $     72,000     $     34,000
    Investments in subsidiaries                                       16,915,000       13,319,000
                                                                    ------------     ------------
    Total assets                                                    $ 16,987,000     $ 13,353,000
                                                                    ============     ============

 Liabilities and shareholders' equity

    Liabilities

    Accounts payable and accrued expenses                                182,000          218,000

    Shareholders' equity                                              16,805,000       13,135,000
                                                                    ------------     ------------
    Total liabilities and shareholders' equity                      $ 16,987,000     $ 13,353,000
                                                                    ============     ============


Statements of Operations (for the years ended December 31)              2002             2001             2000
                                                                    ------------     ------------     ------------
    Loss from operations                                            $   (710,000)    $   (952,000)    $   (750,000)
    Interest and other income, net                                       222,000          129,000                -
    Income (loss) from equity investment in subsidiary                 3,545,000         (810,000)         335,000
                                                                    ------------     ------------     ------------
    Net income (loss)                                               $  3,057,000     $ (1,633,000)    $   (415,000)
                                                                    ============     ============     ============


Statements of Cash Flow (for the years ended December 31)               2002             2001             2000
                                                                    ------------     ------------     ------------
Operating activities:
    Net cash used in operating activities                           $   (757,000)    $   (521,000)    $   (511,000)
                                                                    ------------     ------------     ------------

Investing activities:
    Investment in and loans to CDT                                       250,000         (125,000)        (350,000)
    Investment in Fuel Tech CS GmbH                                            -                -         (116,000)
                                                                    ------------     ------------     ------------
    Net cash provided by (used in) investing activities                  250,000         (125,000)        (466,000)

Financing activities:
    Dividend from FTI                                                    (28,000)         280,000          638,000
    Exercise of stock options                                            535,000          406,000          339,000
    Purchase of treasury stock/other                                           -          (40,000)               -
    Purchase and retirement of nil coupon loan notes                           -                -                -
                                                                    ------------     ------------     ------------
    Net cash provided by investing activities                            507,000          646,000          977,000

    Net decrease in cash and cash equivalents                                  -                -                -

    Cash and cash equivalents at beginning of period                           -                -                -
                                                                    ------------     ------------     ------------
    Cash and cash equivalents at end of period                      $          -     $          -     $          -
                                                                    ============     ============     ============


Basis of Presentation:

     In the parent company financial statements, Fuel Tech's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Fuel Tech's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company financial statements should be read in conjunction with Fuel Tech's consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item will be set forth under the captions "Election of Directors," "Directors and Executive Officers of Fuel Tech," "Compensation Committee," "Audit Committee," and "Financial Experts" in Fuel Tech's Proxy Statement related to the 2003 Annual General Meeting of Shareholders (the `Proxy Statement") and is incorporated by reference.

     Fuel Tech has adopted a Code of Ethics and Business Conduct (the "Code") that applies to all employees, officers and directors, including the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code is available free of charge to any person on written or telephone request to Fuel Tech's Investor Relations at the address or telephone number set out in Fuel Tech's Annual Report to Shareholders.

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

                                     PART IV


Item 14. CONTROLS AND PROCEDURES

     Fuel Tech maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in Fuel Tech's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Fuel Tech's principal executive and financial officers have evaluated Fuel Tech's disclosure controls and procedures within 90 days of the filing of this Annual Report on Form 10-K and concluded that such disclosure controls and procedures are effective for the purpose for which they were designed.

     Subsequent to the date of such evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


(a)     (1) Financial Statements

     The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for Years Ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules

     Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

         (3) Exhibits

+    1.0      Articles of Association of Fuel-Tech N.V. (in Dutch and English) as amended through April 27, 1998
*    2.1      Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes
                 of Fuel-Tech N.V., dated December 21, 1989
*    2.2      First Supplemental Instrument Constituting US $3,000,000 Nil Coupon Non-Redeemable Convertible
                 Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990
**   2.3      Instrument Constituting US $6,000,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of
                 Fuel-Tech N.V., dated March 12, 1993
**   2.4      Form of Warrants issued April 30, 1998 evidencing right to purchase 3 million shares of Fuel-Tech
                 N.V. common stock.
*    3.1      Form of Indemnity Agreement between Fuel-Tech N.V. and directors and officers
*    3.2      Fuel Tech, Inc. Form of 1992 Substitute Stock Option Agreement
*    3.3      Fuel-Tech N.V. Form of 1992 Substitute Stock Option Agreement
*    3.4      Fuel-Tech N.V. Form of 1993 Stock Option Agreement as amended through August 3, 1999
&    3.5      The 1993 Incentive Plan of Fuel-Tech N.V. as amended through August 3, 1999
*    3.6      License Implementation Agreement dated June 10, 1991 among NFT, Nalco Fuel Tech, B.V., and Foster
                 Wheeler Energy Corporation
*    3.7      License Implementation Agreement dated April 23, 1991 among NFT, Nalco Fuel Tech, B.V., and R-C
                 Environmental Services & Technologies, a division of Research Cottrell, Inc.
*    3.8      License Implementation Agreement dated December 20, 1990 between NFT and RJM Corporation
*    3.9      License Implementation Agreement dated May 22, 1991 among NFT, Nalco Fuel Tech, B.V., and
                 Wheelabrator Air Pollution Control, Inc.
*    3.10     Agreement dated July 3, 1990 between NFT and Arcadian Corporation
*    3.11     License Agreement dated September 12, 1991 between NFT and BP Chemicals Inc.
*    3.12     Agreement dated November 5, 1990 between NFT and Cargill, Incorporated
*    3.13     Agreement dated August 30, 1990 between NFT and Nitrochem, Inc.
*    3.14     License Agreement dated December 27, 1990 between NFT and Union Oil Company of California dba Unocal
*    3.15     Agreement dated September 30, 1990 between NFT and W.H. Shurtleff Company
**   3.16     Securities Purchase Agreement dated as of March 23, 1998, between Fuel-Tech N.V., and the several
                 Investors signatory thereto, including exhibits.



**  3.17      Purchase Agreement dated as of March 23, 1998, between Nalco FT, Inc., Nalco Chemical Company and
                 Fuel Tech, Inc., including exhibits
#&  3.18      License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc.
                 relating to the FLGR Process
#&  3.19      Amendment No. 1, dated February 28, 2000, to License Agreement of November 18, 1998 between The Gas
                 Technology Institute and Fuel Tech, Inc.
o   3.20      The Amended and Restated Business Loan Agreement dated as of August 31, 1999 between Bank of America,
                 National Association and FTI; as amended through December 31, 2002
oo  19.2      Those portions of the Proxy Statement to be distributed to Shareholders of Fuel Tech for the 2003 Annual
                 General Meeting of Shareholders of Fuel-Tech N.V. specifically incorporated by reference into this
                 Annual Report on Form 10-K.
o   23.1      Consent of Ernst & Young LLP


* Filed with Registration Statement on Form 20-F, No. 000-21724 of August 26, 1993, as amended
**   Filed with Registrant's Report on Form 6-K for the month of March 1998
+    Filed with Registrant's Report on Form 20-F for the year 1997
o    Filed herewith
oo   To be filed with the Registrant's definitive proxy material for its 2003 Annual General Meeting
#    Confidential information removed and filed separately
&    Filed with Registrant's report on Form 10-K for the year 1999

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by Fuel Tech during the fourth quarter of 2002.

                          SIGNATURES AND CERTIFICATIONS

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


Date: March 14, 2003         By: /s/ Ralph E. Bailey
                                 -------------------
                             Ralph E. Bailey
                             Chairman, Managing Director
                             and Chief Executive Officer


Date: March 14, 2003         By: /s/ Scott M. Schecter
                                 ---------------------
                             Scott M. Schecter
                             Chief Financial Officer,
                             Vice President and
                             Treasurer

I, Ralph E. Bailey, certify that:

1. I have reviewed this annual report on Form 10-K of Fuel-Tech N.V.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003         By: /s/ Ralph E. Bailey
                                 -------------------
                             Ralph E. Bailey
                             Chairman, Managing Director
                             and Chief Executive Officer


I, Scott M. Schecter, certify that:

1. I have reviewed this annual report on Form 10-K of Fuel-Tech N.V.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003         By: /s/ Scott M. Schecter
                                 ----------------------
                             Scott M. Schecter
                             Chief Financial Officer,
                             Vice President and
                             Treasurer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel-Tech N.V. and in the capacities and on the date indicated.


       /s/ Ralph E. Bailey                  Chairman, Managing Director and Chief Executive Officer
       -------------------                  (Principal Executive Officer)
            Ralph E. Bailey

       /s/ Scott M. Schecter                Chief Financial Officer, Vice President and Treasurer
       ---------------------                (Principal Financial and Accounting Officer)
            Scott M. Schecter

       /s/ Douglas G. Bailey                Managing Director
       ---------------------
            Douglas G. Bailey

       /s/ Thomas J. Shaw                   Managing Director
       ------------------
            Thomas J. Shaw

       /s/ Miguel Espinosa                  Managing Director
            Miguel Espinosa

       /s/ Samer S. Khanachet               Managing Director
       ----------------------
            Samer S. Khanachet

       /s/ Charles W. Grinnell              Managing Director, Vice President, General Counsel and Corporate Secretary
       -----------------------
            Charles W. Grinnell

       /s/ John R. Selby                    Managing Director
       ------------------
            John R. Selby

       Tarma Trust Management N.V.          Managing Director
       By: /s/ Robert W. Huyzen
           --------------------
           Robert W. Huyzen
           Managing Director
