Form 10-Q
period 2003-03-31
FUEL TECH N V
filed 2003-05-14
CIK 846913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

         Commission file number:      000-21724
                                -----------------------

                                 FUEL-TECH N.V.
             (Exact name of registrant as specified in its charter)

       Netherlands Antilles                                     N.A.
       --------------------                               ----------------
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

As of May 1, 2003, there were outstanding 19,683,642 shares of Common Stock, par value $0.01 per share, of the registrant.


   ===========================================================================

                                 FUEL-TECH N.V.
            Form 10-Q for the three-month period ended March 31, 2003

                                      INDEX

                                                                                                     Page
                                                                                                     ----

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 2003                           1
                  and December 31, 2002

                  Condensed Consolidated Statements of Operations for the Three                        2
                  Month Periods Ended March 31, 2003 and 2002

                  Condensed Consolidated Statements of Cash Flows for the Three                        3
                  Month Periods Ended March 31, 2003 and 2002

                  Notes to the Condensed Consolidated Financial Statements                             4

Item 2.           Management's Discussion and Analysis of                                              9
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                          11

Item 4.           Controls and Procedures                                                             11

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                   12
Item 2.           Changes in Securities                                                               12
Item 3.           Defaults upon Senior Securities                                                     12
Item 4.           Submission of Matters to a Vote of Security Holders                                 12
Item 5.           Other Information                                                                   12
Item 6.           Exhibits and Reports on Form 8-K                                                    12


SIGNATURES AND CERTIFICATIONS                                                                         13

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. dollars, except share data)

                                                               March 31,          December 31,
                                                                  2003                2002
                                                            ---------------      ---------------
                                                              (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $         8,328      $        10,939
Accounts receivable, net                                              8,496                8,849
Prepaid expenses and other current assets                             1,267                1,164
                                                            ---------------      ---------------

Total current assets                                                 18,091               20,952

Equipment, net of accumulated depreciation of
$5,336 and $5,118, respectively                                       2,223                2,123
Goodwill, net of accumulated amortization of
  $924                                                                2,119                2,119
Other                                                                   675                  675
                                                            ---------------      ---------------
Total assets                                                $        23,108      $        25,869
                                                            ===============      ===============

Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                                      3,649                5,065
Accrued expenses                                                      1,260                1,940
                                                            ---------------      ---------------

Total current liabilities                                             4,909                7,005



Long-term debt                                                        1,575                1,800
Other liabilities                                                       257                  259
                                                            ---------------      ---------------

Total liabilities                                                     6,741                9,064

Stockholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 19,683,642
  and 19,613,817 shares issued, respectively                            197                  196
Additional paid-in capital                                           90,424               90,315
Accumulated deficit                                                 (73,669)             (73,150)
Accumulated other comprehensive income                                   16                   10
Treasury stock                                                       (1,133)              (1,098)
Nil coupon perpetual loan notes                                         532                  532
                                                            ---------------      ---------------

Total stockholders' equity                                           16,367               16,805
                                                            ---------------      ---------------
Total liabilities and stockholders' equity                  $        23,108      $        25,869
                                                            ===============      ===============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)


                                                      Three Months Ended
                                                           March 31
                                                      2003           2002
                                                   ----------      --------
Net sales                                          $    8,036      $  5,221

Costs and expenses:
Cost of sales                                           5,409         2,583
Selling, general and administrative                     2,854         2,355
Research and development                                  311           293
                                                   ----------      --------

Operating loss                                           (538)          (10)

Income from equity interest in affiliates                   -           238
Interest expense                                          (16)          (43)
Other income, net                                          37            77
                                                   ----------      --------
(Loss) income before taxes                               (517)          262

Income tax benefit                                          -            50
                                                   ----------      --------

Net (loss) income                                  $     (517)     $    312
                                                   ==========      ========

Net (loss) income per common share:

     Basic                                         $     (.03)     $    .02
                                                   ==========      ========
     Diluted                                       $     (.03)     $    .01
                                                   ==========      ========

Average number of common shares outstanding:

     Basic                                         19,552,000   19,177,000
                                                   ==========   ==========
     Diluted                                       19,552,000   22,632,000
                                                   ==========   ==========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                       Three Months Ended
                                                            March 31
                                                       2003             2002
                                                  -----------------------------
Operating activities
Net cash used in
   operating activities                           $      (2,137)   $       (195)
                                                  -------------    ------------

Investing activities
Repayment from affiliate                                      -             250
Proceeds from sale of equipment                               -              17
Purchases of equipment and patents                         (328)           (277)
                                                  -------------    ------------
Net cash used in investing activities                      (328)            (10)
                                                  -------------    ------------

Financing activities
Exercise of stock options                                   108             230
Purchase of treasury shares                                 (35)              -
Repayment of borrowings                                    (225)           (225)
                                                  -------------    ------------
Net cash (used in) provided by
   financing activities                                    (152)              5
                                                  -------------    ------------

Effect of exchange rate fluctuations on cash                  6               2
                                                  -------------    ------------

Net decrease in cash and
   cash equivalents                                      (2,611)           (198)

Cash and cash equivalents at beginning
   of period                                             10,939           9,338
                                                  -------------    ------------

Cash and cash equivalents at
   end of period                                  $       8,328    $      9,140
                                                  =============    ============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note A:           Basis of Presentation

       The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

       The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel-Tech N.V.'s annual report on Form 10-K for the year ended December 31, 2002.

       Fuel-Tech N.V. through its subsidiaries (the "Company"), is a technology company active in the business of air pollution control. The Company, incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22--24 in Curacao under No. 1334/N.V.

Note B:           Earnings Per Share Data

       Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes for the three-month period ended March 31, 2002. Such amounts have been excluded for the three months ended March 31, 2003 as they are antidilutive due to the net loss for the three months. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three-month periods ended March 31, 2003 and 2002:

                                                              Three months ended
                                                               2003         2002
                                                           ---------------------
 Basic weighted-average shares                               19,552       19,177
 Conversion of unsecured loan notes                               -           86
 Unexercised options and warrants                                 -        3,369
                                                           ---------------------
 Diluted weighted-average shares                             19,552       22,632
                                                           =====================

Note C:           Total Comprehensive (Loss) Income

       Total comprehensive (loss) income for the Company is comprised of net
(loss) income, the impact of foreign currency translation, and the change in fair value of the interest rate swap for the three-month periods ended March 31, 2003 and 2002. Total comprehensive (loss) income was $(511,000) and $328,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

                                               For the three months ended
                                                       March 31
                                         --------------------------------------
                                             2003                     2002
                                         --------------          --------------

Comprehensive (loss) income:
    Net (loss) income                     $  (517,000)               $ 312,000
    Foreign currency translation                6,000                    2,000
    Change in fair value of interest
      rate swap                                     -                   14,000
                                         --------------          --------------
                                          $  (511,000)               $ 328,000
                                         ==============          ==============

Note D:           Derivative Financial Instruments

Interest Rate Risk Management:

       The Company is exposed to interest rate risk due to its long-term debt arrangement. The Company does not currently use any derivative instruments to manage exposure to interest rate changes.

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

       If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, Fuel Tech's net income (loss) and income
(loss) per share would have been adjusted as follows for the three-month periods ended March 31, 2003 and 2002:

          ---------------------------- ---------------------------- ----------------- ------------------
           (in thousands)                                                 2003              2002
          ---------------------------- ---------------------------- ----------------- ------------------
          Net income (loss)
                                       As reported                            $(517)               $312
                                       As adjusted                             (673)                164

          Basic and diluted income
          (loss) per share:
                                       Basic - as reported                    $(.03)               $.02
                                       Basic - as adjusted                    $(.03)               $.01

                                       Diluted - as reported                  $(.03)               $.01
                                       Diluted - as adjusted                  $(.03)               $.01

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

Note F:           Debt

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

       FTI also had a term loan agreement with the same bank for a total principal balance of $4.5 million. The principal balance was to be repaid in quarterly installments of $225,000 commencing on December 31, 1999, with a final principal payment of $1,575,000 due on January 31, 2003. Further, FTI entered into an interest rate swap transaction that fixed the rate of interest at 8.91% on approximately 50% of the outstanding principal balance during the term of the loan. This swap expired on October 22, 2002. The remaining principal balance bore interest at the bank's prime rate, or an optional rate that can be selected by FTI, and was based on the bank's Interbank Offering Rate plus 2.25%. The borrowings under this facility were collateralized by all personal property owned by FTI.

       The $10.0 million revolving credit facility was obtained via an amendment, effective December 31, 2002, that increased the then existing credit facility from $6.0 million to $10.0 million and extended the agreement until July 31, 2004. The term loan was paid in full on January 31, 2003 using proceeds from the line of credit.

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

                                           For the three months ended
                                                    March 31
                                     ----------------------------------------
                                          2003                   2002
                                     ----------------      ------------------

Revenues:
    United States                        $ 6,879,000             $ 4,603,000
    Foreign                                1,157,000                 618,000
                                     ----------------      ------------------
                                         $ 8,036,000             $ 5,221,000
                                     ================      ==================

Operating Earnings:
    United States                        $  (585,000)            $     4,000
    Foreign                                   47,000                 (14,000)
                                     ----------------      ------------------
                                         $  (538,000)              $ (10,000)
                                     ================      ==================

                                        March 31,             December 31,
                                          2003                   2002
                                     ----------------      ------------------
Assets:
    United States                        $21,707,000             $24,393,000
    Foreign                                1,401,000               1,476,000
                                     ----------------      ------------------
                                         $23,108,000             $25,869,000
                                     ================      ==================

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       Net sales for the three months ended March 31, 2003 and 2002 were $8,036,000 and $5,221,000, respectively. The improvement is attributable to an increase in domestic NOx reduction utility project revenues as project bookings from 2002 continue to generate revenues from their various phases of completion. NOx reduction utility revenue in 2002 was favorably impacted by the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation (discussed further below) that requires 19 states to reduce NOx emissions by May 31, 2004, and the Company expects to be impacted favorably by this regulation throughout 2003 and beyond. Fuel treatment chemical revenue for the three-month period ended March 31, 2003 was favorably impacted by shipments to utilities burning western coals and by the acquisition of new oil-fired business outside of the continental U.S. The Company believes that utilities burning Western coals represent the largest market opportunity for its fuel treatment chemical business and that penetration into this market remains a priority. The investment in new personnel in 2002 to address this opportunity has begun to pay off, as demonstrations are expected to commence in the second quarter of 2003 at several new utilities. All of these utilities will be using the Company's patented Targeted-In-Furnace-Injection (TIFI) process to control the formation of slag deposits in boilers burning western coals.

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

       Based on these regulatory developments, the Company is enjoying accelerated interest in its programs that have led to significant project bookings in 2002, and anticipates strong demand for its air pollution control technologies over the next several years.

       Cost of sales as a percentage of net sales for the three-month period ended March 31, 2003 increased to 67% versus 49% in the same period of the prior year. This increase reflects a change in product mix, as a larger percentage of revenues was realized from lower margin NOx reduction project business versus the FUEL CHEM(R) business relative to the prior year. Additionally, within the NOx reduction project business, a significantly larger percentage of the revenues for the first quarter of 2003 was generated by turnkey projects versus the comparable period in 2002. When the Company is responsible for the turnkey installation of the equipment as part of the project scope, overall project revenues and margin dollars increase, however, the overall project margin becomes diluted. Installation scope is not afforded the same margin in the market place as is the sale of the Company's patented technology.

       Selling, general and administrative expenses were $2,854,000 and $2,355,000, respectively, for the three months ended March 31, 2003 and 2002. The increase is due primarily to the addition of sales resources for the fuel treatment chemical business and, to a lesser degree, to the addition of resources in support of the marketing and development of the Company's ACUITIV(TM) advanced visualization software. As noted above, market penetration of the Company's TIFI technology is a strategic priority.

       Research and development expenses for the three-months ended March 31, 2003 increased marginally over the similar period of 2002. The Company continues to pursue commercial applications for its technologies outside of its traditional markets, with a particular focus on its ACUITIV advanced visualization software. The ACUITIV software product was commercially introduced on June 6, 2002, and the Company recently received its second commercial order for the software. The software is currently being demonstrated at 12 additional sites. In addition, ACUITIV version 3.2 was released during the first quarter of 2003, with the primary enhancement being compatibility with Windows(R) 2000. Although the validity of the product has been confirmed, the Company does not expect revenues related to this product to be material for the remainder of the year.

       In the first quarter of 2002, the Company recognized income of $250,000 on its equity investment in Clean Diesel Technologies, Inc. (CDT), its 15 percent-owned affiliate, which was partially offset by a loss of $12,000 that was realized on its 49 percent ownership interest in Fuel Tech CS Gmbh. The income in 2002's first quarter from CDT resulted from CDT's repayment of loans made by the Company to CDT in 2000 and 2001. Because the Company's pro-rata share of CDT's losses reduced the carrying value of the loans to zero at December 31, 2001, the entire loan repayment was recorded as equity income in the first quarter of 2002. In the first quarter of 2003, the Company did not realize any income or loss from its equity investments.

       Interest expense for the three months ended March 31, 2003 was reduced from the comparable period in 2002 due to a reduction in the Company's average outstanding debt balance, as well as to a reduction in short term interest rates.

       The decline in other income and (expense) for the quarter ended March 31, 2003 versus the prior year was due primarily to a reduction in interest income resulting from the decrease in short-term rates noted above.

       No provision for federal or state income taxes was recorded during the quarter ended March 31, 2003 due to the existence of net operating loss carryforwards. In the first quarter of 2002, an income tax benefit of $50,000 was recorded which represented a reduction in the reserve for prior years' state income tax refunds receivable.

Liquidity and Sources of Capital

       For the three months ended March 31, 2003, the Company used cash for operating activities in the amount of $2,137,000, while $195,000 was used in operating activities for the same period in 2002. The use of cash for operating activities in 2003 stems largely from a reduction in accounts payable and accrued expenses, and to a lesser extent, the first quarter's operating loss.

       At March 31, 2003 and December 31, 2002, the Company had cash and cash equivalents of $8,328,000 and $10,939,000, respectively, while working capital for the same two periods of time was $13,182,000 and $13,947,000, respectively.

Forward-Looking Statements

       Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2002.


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

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities
             None

Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             None

Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K
             a.   Exhibits
             Additional Exhibits 99.1 and 99.2 are furnished herewith

             b.   Reports on Form 8-K
             None

                                 FUEL-TECH N.V.
                          SIGNATURES AND CERTIFICATIONS


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


Date: May 10, 2003                 By: /s/ Ralph E. Bailey
                                       -------------------
                                       Ralph E. Bailey
                                       Chairman, Managing Director
                                       and Chief Executive Officer


Date: May 10, 2003                 By: /s/ Scott M. Schecter
                                       ---------------------
                                       Scott M. Schecter
                                       Chief Financial Officer,
                                       Vice President and
                                       Treasurer

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

Date: May 10, 2003                 By: /s/ Ralph E. Bailey
                                       -------------------
                                       Ralph E. Bailey
                                       Chairman, Managing Director
                                       and Chief Executive Officer

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

Date: May 10, 2003                 By: /s/ Scott M. Schecter
                                       ---------------------
                                       Scott M. Schecter
                                       Chief Financial Officer,
                                       Vice President and
                                       Treasurer