Form 10-Q
period 2003-06-30
FUEL TECH N V
filed 2003-08-07
CIK 846913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  June  30,  2003

                                       or

[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934
          For  the  transition  period  from  ______  to  ______

           Commission  file  number:      000-21724
                               --------------


                                 FUEL-TECH N.V.
             (Exact name of registrant as specified in its charter)

     Netherlands  Antilles                                 N.A.
     ---------------------                                 ----
   (State  of  Incorporation)                         (I.R.S.  Employer
                                                    Identification  No.)

       Fuel-Tech  N.V.                              Fuel  Tech,  Inc.
        (Registrant)                           (U.S.  Operating  Subsidiary)

     Castorweg  22-24                        Suite  703,  300  Atlantic  Street
  Curacao,  Netherlands  Antilles                  Stamford,  CT  06901
     (599)  9-461-3754                               (203)  425-9830
      (Address and telephone number of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X          No__
                                  --           --

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Securities Exchange Act of 1934).

                             Yes  X          No__
                                  --           --

As of July 25, 2003, there were outstanding 19,789,104 shares of Common Stock, par value $0.01 per share, of the registrant.


   ===========================================================================

                                 FUEL-TECH N.V.
            Form 10-Q for the three-month period ended June 30, 2003

                                      INDEX

                                                                            Page
                                                                            ----

PART  I.     FINANCIAL  INFORMATION

Item  1.     Financial  Statements  (Unaudited)

             Condensed  Consolidated  Balance  Sheets  as  of                  1
             June  30, 2003 and  December  31,  2002

             Condensed  Consolidated Statements of Operations for the          2
             Three and Six Month  Periods  Ended  June  30,  2003  and  2002

             Condensed  Consolidated  Statements  of  Cash  Flows for          3
             the Six Month  Periods  Ended  June  30,  2003  and  2002

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

PART  I.     FINANCIAL  INFORMATION
Item  1.     Financial  Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. dollars, except share data)



                                                            June 30,     December 31,
                                                             2003          2002
                                                          -------------   ----------
                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                    $  6,160      $  10,939
Accounts receivable, net                                        8,994          8,849
Prepaid expenses and other current assets                       1,407          1,164
                                                            ---------      ---------
Total current assets                                           16,561         20,952
Equipment, net of accumulated depreciation of
5,593 and $5,118, respectively                                  2,305          2,123
Goodwill, net of accumulated amortization of
  $924                                                          2,119          2,119
Other                                                             674            675
                                                            ---------      ---------
Total assets                                                 $ 21,659      $  25,869
                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                3,065          5,065
Accrued expenses                                                1,322          1,940
                                                            ---------      ---------
Total current liabilities                                       4,387          7,005

Long-term debt                                                      -          1,800
Other liabilities                                                 270            259
                                                            ---------      ---------

Total liabilities                                               4,657          9,064

Stockholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 19,706,892
  and 19,613,817 shares issued, respectively . . . . . . .        197            196
Additional paid-in capital . . . . . . . . . . . . . . . .     90,466         90,315
Accumulated deficit. . . . . . . . . . . . . . . . . . . .    (73,068)       (73,150)
Accumulated other comprehensive income . . . . . . . . . .          8             10
Treasury stock . . . . . . . . . . . . . . . . . . . . . .     (1,133)        (1,098)
Nil coupon perpetual loan notes                                   532            532
                                                            ---------       --------
Total stockholders' equity                                     17,002         16,805

Total liabilities and stockholders' equity                  $  21,659       $ 25,869
                                                            =========      =========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)




                                                               Three Months Ended        Six Months Ended
                                                                    June 30                   June 30
                                                               2003        2002        2003         2002
                                                            ---------    ---------   ---------    ---------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . .  $  9,968     $  8,021   $  18,004    $  13,242

Costs and expenses:
Cost of sales. . . . . . . . . . . . . . . . . . . . . . .     6,411        4,130      11,820        6,713
Selling, general and administrative. . . . . . . . . . . .     2,750        2,653       5,604        5,008
Research and development . . . . . . . . . . . . . . . . .       295          354         606          647
                                                            --------     --------    --------     --------

Operating income (loss). . . . . . . . . . . . . . . . . .       512          884         (26)         874

(Loss) income from equity interest in affiliates . . . . .         -          (15)          -          223
Interest expense . . . . . . . . . . . . . . . . . . . . .        (9)         (34)        (25)         (77)
Other income, net. . . . . . . . . . . . . . . . . . . . .        97          194         134          271
                                                            --------     --------    --------     --------

Income before taxes. . . . . . . . . . . . . . . . . . . .       600        1,029          83        1,291

Income taxes . . . . . . . . . . . . . . . . . . . . . . .         -            -           -           50
                                                            --------     --------    --------     --------

Net income . . . . . . . . . . . . . . . . . . . . . . . .  $    600   $    1,029   $      83     $  1,341
                                                            ========   ==========   =========     ========

Net income per common share:

     Basic . . . . . . . . . . . . . . . . . . . . . . . .  $    .03   $      .05   $       -     $    .07
                                                            ========   ==========   =========     ========
     Diluted . . . . . . . . . . . . . . . . . . . . . . .  $    .03   $      .05   $       -     $    .06
                                                            ========   ==========   =========     ========

Average number of common shares outstanding:

     Basic . . . . . . . . . . . . . . . . . . . . . . .   19,582,000   19,310,000   19,571,000   19,247,000
                                                           ==========   ==========   ==========   ==========
     Diluted . . . . . . . . . . . . . . . . . . . . . . . 22,147,000   22,733,000   22,089,000   22,675,000
                                                           ==========   ==========   ==========   ==========



See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)



                                                                       Six Months Ended
                                                                           June 30
                                                                      2003       2002
                                                                   ---------   --------
OPERATING ACTIVITIES
Net cash (used in) provided by
   operating activities . . . . . . . . . . . . . . . . .          $  (2,426)   $  2,654
                                                                   ---------   ---------

INVESTING ACTIVITIES
Repayment from affiliate. . . . . . . . . . . . . . . . .                  -         250
Proceeds from sale of equipment . . . . . . . . . . . . .                  -          17
Purchases of equipment and patents. . . . . . . . . . . .               (668)       (598)
                                                                   ---------     -------
Net cash used in investing activities . . . . . . . . . .               (668)       (331)
                                                                   ---------     -------

FINANCING ACTIVITIES
Exercise of stock options . . . . . . . . . . . . . . . .                153         465
Purchase of treasury shares . . . . . . . . . . . . . . .                (35)          -
Repayment of borrowings . . . . . . . . . . . . . . . . .             (1,800)       (450)
                                                                   ---------     -------
Net cash (used in) provided by
   financing activities . . . . . . . . . . . . . . . . .             (1,682)         15
                                                                   ---------     -------

Effect of exchange rate fluctuations on cash. . . . . . .                 (3)         38
                                                                   ---------     -------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .             (4,779)      2,376

Cash and cash equivalents at beginning
   of period. . . . . . . . . . . . . . . . . . . . . . .             10,939       9,338
                                                                   ---------     -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD. . . . . . . . . . . . . . . . . . . . .           $  6,160   $  11,714
                                                                  ==========   =========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


NOTE  A:     BASIS  OF  PRESENTATION

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     Fuel-Tech N.V. through its subsidiaries (the "Company"), is a technology company active in the business of air pollution control. The Company, incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22--24 in Cura ao under No. 1334/N.V.

NOTE  B:     EARNINGS  PER  SHARE  DATA

     Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three and six-month periods ended June 30, 2003 and 2002:




                                         Three                 Six
                                     Months Ended         Months Ended
                                     2003      2002     2003      2002
                                   -------   -------   -------   -------
Basic weighted-average shares. . .  19,582    19,310    19,571    19,247
Conversion of unsecured loan notes      85        85        85        85
Unexercised options and warrants .   2,480     3,338     2,433     3,343
                                   -------   -------   -------   -------
Diluted weighted-average shares. .  22,147    22,733    22,089    22,675
                                   =======   =======   =======   =======


NOTE  C:     TOTAL  COMPREHENSIVE  (LOSS)  INCOME

     Total comprehensive income for the Company is comprised of net income, the impact of foreign currency translation, and the change in fair value of the interest rate swap for the three and six-month periods ended June 30, 2003 and 2002. Total comprehensive income was $592,000 and $1,077,000 for the three-month periods ended June 30, 2003 and 2002, respectively. Total comprehensive income was $81,000 and $1,405,000 for the six month periods ended June 30, 2003 and 2002, respectively.





                                    For the three months                 For the six months
                                       ended June 30                        ended June 30
                                 --------------------------             --------------------
                                    2003            2002                 2003        2002
                                 ---------       ----------            ---------   ---------
Comprehensive income:
Net income . . . . . . . . .     $ 600,000       $1,029,000            $  83,000  $1,341,000
Foreign currency translation        (8,000)          36,000               (2,000)     38,000
Change in fair value of
  interest rate swap . . . .             -           12,000                    -      26,000
                                 ---------       ----------            ---------  ----------
                                 $ 592,000       $1,077,000            $  81,000  $1,405,000
                                 =========       ==========            =========  ==========
                                       5


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

     If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," Fuel Tech's net income (loss) and income (loss) per share would have been adjusted as follows for the three and six-month periods ended June 30, 2003 and 2002:



                          For the three months   For the six months
(in thousands) . . . . .    ended June 30          ended June 30
                            2003       2002       2003     2002
                          -------    -------     ------   ------
Net income (loss)
  As reported. . . . . .  $  600     $ 1,029     $   83  $ 1,341
  As adjusted. . . . . .     334         596       (339)     760

Basic and diluted
income (loss) per
share:
  Basic - as reported. .  $  .03     $  .05      $  .00   $  .07
  Basic - as adjusted. .  $  .02     $  .03      $ (.02)  $  .04

  Diluted - as reported.  $  .03     $  .05      $  .00   $  .06
  Diluted - as adjusted.  $  .02     $  .03      $ (.02)  $  .03


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

     During the quarter ended June 30, 2003, FTI repaid all outstanding borrowings on the revolving credit facility.

NOTE  G:     BUSINESS  SEGMENT  AND  GEOGRAPHIC  DISCLOSURES

     The Company operates in one business segment providing air pollution control chemicals and equipment.

     Information concerning the Company's operations by geographic area is provided below. Operating income (loss) represents sales less cost of products sold and operating expenses. Foreign operating expenses include direct expenses incurred outside of the United States by foreign corporations controlled by the Company plus an allocation of selling and general expenses incurred in the United States that are directly related to the foreign operations. Assets are those directly associated with operations in the geographic area.




                                  For the three                    For the six
                                  months ended                     months ended
                                     June 30                         June 30
                          -------------------------------  --------------------------
                                2003            2002          2003          2002
                          ---------------  --------------  ------------  ------------

Revenues:
United States. . . . . .  $    8,948,000   $   7,375,000   $15,858,000   $11,978,000
Foreign. . . . . . . . .       1,020,000         646,000     2,146,000     1,264,000
                          --------------   -------------   -----------   -----------
                          $    9,968,000   $   8,021,000   $18,004,000   $13,242,000
                          ==============   =============   ===========   ===========

Operating income (loss):
United States. . . . . .  $      669,000   $   1,037,000   $    97,000   $ 1,041,000
Foreign. . . . . . . . .        (157,000)       (153,000)     (123,000)     (167,000)
                          --------------   -------------   -----------   -----------
                          $      512,000   $     884,000   $   (26,000)  $   874,000
                          ==============   =============   ===========   ===========

                              June 30,       December 31,
                               2003              2002
Assets:
United States. . . . . .  $   20,026,000   $  24,393,000
Foreign. . . . . . . . .       1,633,000       1,476,000
                          --------------   -------------
                          $   21,659,000   $  25,869,000
                          ==============   =============

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS  OF  OPERATIONS

     Net sales for the three months ended June 30, 2003 and 2002 were $9,968,000 and $8,021,000, respectively, while net sales for the six months ended June 30, 2003 and 2002 were $18,004,000 and $13,242,000, respectively. The improvement is attributable to an increase in domestic NOx reduction utility project revenues as project bookings from 2002 and 2003 generated revenues from their various phases of completion. NOx reduction utility revenue in 2002 and 2003 is being favorably impacted by the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation (discussed further below) that requires utilities and large industrial facilities in 19 states to reduce NOx emissions by May 31, 2004, and the Company expects to be impacted favorably by this regulation throughout 2003 and beyond. Fuel treatment chemical revenue for the six-month period ended June 30, 2003 was impacted significantly by the favorable performance at Western Farmers' Hugo Station, a powder-river basin coal-fueled utility. The Company believes that utilities burning Western coals represent the largest market opportunity for its fuel treatment chemical business and that penetration into this market remains a priority. The Company is now beginning to see the results of a decision made in 2002 to address this market opportunity by investing in additional, experienced human resources to service the market place. In addition, during the quarter the Company announced that it had signed a strategic agreement with Peabody Energy to work together on a case-by-case basis to jointly market the Company's patented Targeted-In-Furnace Injection (TIFI) technology to units using high sodium coals. The Company's TIFI technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting- point ash constituents, such as sodium. This agreement lends further credibility to the capability of the TIFI process to control the formation of slag deposits in boilers burning western coals. The Company expects additional demonstrations of this technology to commence in the second half of the year.

     The "SIP Call" is the federal mandate that, when introduced in 1998, required 22 states to reduce NOx emissions by May 2003. This mandate was an extension of Phase II of Title I of the CAAA. In May 1999 a stay was imposed on this regulation. On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states and, on June 22, 2000, the same court made a final ruling upholding the EPA's SIP call regulation and denying the appeal of the states and utilities. Subsequent to this court ruling, the stay on the SIP Call was lifted. Although the NOx reduction requirement date was moved back one year to May 31, 2004, nineteen states were required to complete and issue their State Implementation Plans for NOx reduction by October of 2000. These plans, which the EPA had until October 2001 to approve, will potentially impact 700 to 800 utility boilers and 400 to 500 large industrial units.

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

     Based on these regulatory developments, the Company has experienced an increase in project bookings, and related revenues, in 2002 and 2003. The Company expects revenues due to SIP Call NOx reduction requirements to continue into 2006, well past the May, 2004 deadline, as utilities continue to look for low-capital cost solutions to reduce NOx.

     Cost of sales as a percentage of net sales for the three-month period ended June 30, 2003 increased to 64% from 51% versus the same period of the prior year. For the six-month period ended June 30, 2003, the percentage increased to 66% from 51% versus the same period of the prior year. This increase reflects a change in product mix within the NOx reduction project business. A significantly larger percentage of the revenues for the second quarter and first six months of 2003 were generated by turnkey projects versus the comparable period in 2002. When the Company is responsible for the turnkey installation of the equipment as part of the project scope the overall project margin becomes diluted. Installation scope is not afforded the same margin in the market place as is the sale of the Company's patented technology.

     Selling, general and administrative expenses were $2,750,000 and $2,653,000, respectively, for the three months ended June 30, 2003 and 2002, and were $5,604,000 and $5,008,000 respectively for the six months ended June 30, 2003 and 2002. The increase is due primarily to the addition of sales resources for the fuel treatment chemical business and, to a lesser degree, to the addition of resources in support of the marketing and development of the Company's ACUITIV advanced visualization software.

     Research and development expenses for the quarter and six months ended June 30, 2003 were slightly behind the levels of the prior year. The Company continues to pursue commercial applications for its technologies outside of its traditional markets, with a particular focus on its ACUITIV advanced visualization software. The ACUITIV software product was commercially introduced on June 6, 2002, and the Company recently received its second commercial order for the software. The software is currently being demonstrated at several sites. In addition, ACUITIV version 3.3 was recently released. This new release adds significant functionality which is expected to broaden market acceptance. Although the validity of the product has been confirmed, the Company does not expect revenues related to this product to be material for the remainder of the year.

     In the second quarter of 2002, the Company recognized a loss of $15,000 on its 49 percent ownership interest in Fuel Tech CS Gmbh. Through the first six months of 2002, the Company recognized income of $250,000 on its equity investment in Clean Diesel Technologies, Inc. (CDT), its 15 percent-owned affiliate, which was partially offset by a loss of $27,000 that was realized on its 49 percent ownership interest in Fuel Tech CS Gmbh. The income in 2002's first quarter from CDT resulted from CDT's repayment of loans made by the Company to CDT in 2000 and 2001. Because the Company's pro-rata share of CDT's losses reduced the carrying value of the loans to zero at December 31, 2001, the entire loan repayment was recorded as equity income in the first quarter of 2002. In the first six months of 2003, the Company did not realize any income or loss from its equity investments. The carrying value of these investments is zero at June 30, 2003.

     Interest expense for the three and six month periods ended June 30, 2003 was reduced from the comparable periods in 2002 due to a reduction in the Company's average outstanding debt balance, as well as to a reduction in short term interest rates. In the second quarter of the year, the Company paid off the entirety of its outstanding debt balance.

     The decline in other income and (expense) for the quarter and six months ended June 30, 2003 versus the prior year was due primarily to a reduction in interest income resulting from the decrease in short-term rates noted above.

     No provision for federal or state income taxes was recorded during the three and six month periods ended June 30, 2003 due to the existence of net operating loss carryforwards. In the first quarter of 2002, an income tax benefit of $50,000 was recorded which represented a reduction in the reserve for prior years' state income tax refunds receivable.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     For the six months ended June 30, 2003, the Company used cash for operating activities in the amount of $2,426,000, while $2,654,000 was provided by operating activities for the same period in 2002. The use of cash for operating activities in 2003 stems largely from a reduction in accounts payable and accrued expenses.

     At June 30, 2003 and December 31, 2002, the Company had cash and cash equivalents of $6,160,000 and $10,939,000, respectively, while working capital for the same two periods of time was $12,174,000 and $13,947,000, respectively. The decline in cash from December 31, 2002 was driven by the repayment of $1,800,000 in debt and by the reduction in accounts payable and accrued expenses both of which were noted above. By repaying the debt, the Company's availability under its credit facility increased by $1,800,000.

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

Item  1.     Legal  Proceedings
             None

Item  2.     Changes  in  Securities
             None

Item  3.     Defaults  upon  Senior  Securities
             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     At the Fuel Tech Annual Meeting, held on May 28, 2003, 15,630,462 common shares, par value $0.01 per share, or 79.42% of Fuel Tech's issued and outstanding common shares as of May 27, 2003, were represented in person or by proxy, and:

     (i)  the  proposal  to  approve the Report of Management for the year ended
December 31, 2002 was approved by a vote of 15,618,174 for, 3,031 against and 9,257 abstaining;

     (ii) the proposal to approve the Financial Statements for the year ended December 31, 2002 was approved by a vote of 15,616,774 for, 2,531 against and 11,157 abstaining;

     (iii) the proposal to elect seven nominees as Managing Directors and to fix their compensation was approved by a vote as to each individual nominee, as follows:




                             Shares     Shares
Name. . . . . . . . . . .     For      Withheld
-------------------------  ----------  --------

Douglas C. Bailey . . . .  15,574,771    55,691
Ralph E. Bailey . . . . .  15,589,771    40,691
Miguel Espinosa . . . . .  15,453,904   176,558
Charles W. Grinnell . . .  15,587,671    42,791
Samer S. Khanachet. . . .  15,623,621     6,841
Thomas S. Shaw. . . . . .  15,621,621     8,841
Tarma Trust Management NV  15,426,489   203,973


     (iv) the proposal to approve the appointment of Ernst & Young LLP as Independent Auditors for the year 2003 and to approve their compensation was approved by a vote of 15,607,632 for, 17,130 against and 5,700 abstaining.


Item  5.     Other  Information
             None

Item  6.     Exhibits  and  Reports  on  Form  8-K
             a.     Exhibits
             Exhibit  31.1  and  31.2  are  filed  herewith
             Exhibit  32  is  furnished  herewith

             b.     Reports  on  Form  8-K
             The  Company   filed  form   8-K  on   May  6, 2003.  This  filing
             included the Company's first quarter 2003 earnings press  release.

                                 FUEL-TECH N.V.
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August  5,  2003                 By:  /s/  Ralph  E.  Bailey
                                             ----------------------
                                          Ralph  E.  Bailey
                                          Chairman,  Managing  Director
                                          and  Chief  Executive  Officer


Date:  August  5,  2003                 By:  /s/  Scott  M.  Schecter
                                             ------------------------
                                          Scott  M.  Schecter
                                          Chief  Financial  Officer,
                                          Vice  President  and
                                          Treasurer