Form 10-Q
period 2003-09-30
FUEL TECH N V
filed 2003-11-07
CIK 846913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  September  30,  2003

                                       or

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

                                   Yes  X          No
                                       --            --

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Securities Exchange Act of 1934).

                                   Yes  X          No
                                       --            --

As of October 24, 2003, there were outstanding 19,895,503 shares of Common Stock, par value $0.01 per share, of the registrant.


   ===========================================================================
                                 FUEL-TECH N.V.
          Form 10-Q for the three-month period ended September 30, 2003

                                      INDEX

                                                                            Page
                                                                            ----

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (Unaudited)

          Condensed  Consolidated  Balance Sheets as of September 30, 2003     1
          and  December  31,  2002

          Condensed Consolidated Statements of Operations for the Three and    2
          Nine Month  Periods  Ended  September  30,  2003  and  2002

          Condensed  Consolidated  Statements  of  Cash Flows for the Nine     3
          Month  Periods  Ended  September  30,  2003  and  2002

          Notes  to  the  Condensed  Consolidated  Financial  Statements       4

Item  2.  Management's  Discussion  and  Analysis  of                          9
          Financial  Condition  and  Results  of  Operations

Item  3.  Quantitative  and  Qualitative  Disclosures  about Market Risk      12

Item  4.  Controls  and  Procedures                                           12

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

PART  I.     FINANCIAL  INFORMATION
Item  1.     Financial  Statements



                                           FUEL-TECH N.V.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands of U.S. dollars, except share data)


                                                             September 30,    December 31,
                                                                 2003             2002
                                                             ---------------  --------------
                                                               (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . .  $        5,791   $      10,939
Accounts receivable, net. . . . . . . . . . . . . . . . . .           9,661           8,849
Prepaid expenses and other current assets . . . . . . . . .           1,456           1,164
                                                             ---------------  --------------

Total current assets. . . . . . . . . . . . . . . . . . . .          16,908          20,952
Equipment, net of accumulated depreciation of
5,867 and $5,118, respectively . . . . . . . . . . . . . .            2,182           2,123
Goodwill, net of accumulated amortization of $924                     2,119           2,119
Other intangible assets. . . . . . . . . . . . . . . . . . .          1,298               -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . .             673             675
                                                             ---------------  --------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $       23,180   $      25,869
                                                             ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $        2,684   $       5,065
Accrued expenses. . . . . . . . . . . . . . . . . . . . . .           1,733           1,940
                                                             ---------------  --------------
Total current liabilities . . . . . . . . . . . . . . . . .           4,417           7,005

Long-term debt. . . . . . . . . . . . . . . . . . . . . . .               -           1,800
Other liabilities . . . . . . . . . . . . . . . . . . . . .             260             259
                                                             ---------------  --------------

Total liabilities . . . . . . . . . . . . . . . . . . . . .           4,677           9,064

Stockholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 19,895,503
  and 19,613,817 shares issued, respectively. . . . . . . .             199             196
Additional paid-in capital. . . . . . . . . . . . . . . . .          90,636          90,315
Accumulated deficit . . . . . . . . . . . . . . . . . . . .         (71,753)        (73,150)
Accumulated other comprehensive income. . . . . . . . . . .              22              10
Treasury stock. . . . . . . . . . . . . . . . . . . . . . .          (1,133)         (1,098)
Nil coupon perpetual loan notes . . . . . . . . . . . . . .             532             532
                                                             ---------------  --------------
Total stockholders' equity. . . . . . . . . . . . . . . . .          18,503          16,805
                                                             ---------------  --------------
Total liabilities and stockholders' equity. . . . . . . . .  $       23,180   $      25,869
                                                             ===============  ==============

See notes to condensed consolidated financial statements.




                                                         FUEL-TECH N.V.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)
                                       (in thousands of U.S. dollars, except share data)


                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30                    September 30
                                                                 2003            2002           2003          2002
                                                           ---------------  --------------  ------------  ------------

Net sales . . . . . . . . . . . . . . . . . . . . . . . .  $        10,178  $       8,033   $    28,182   $    21,275

Costs and expenses:
Cost of sales . . . . . . . . . . . . . . . . . . . . . .            5,592          4,462        17,412        11,175
Selling, general and administrative . . . . . . . . . . .            2,961          2,717         8,565         7,725
Research and development. . . . . . . . . . . . . . . . .              314            394           920         1,041
                                                           ---------------  --------------  ------------  ------------

Operating income. . . . . . . . . . . . . . . . . . . . .            1,311            460         1,285         1,334

(Loss) income from equity interest in affiliates. . . . .                -            (27)            -           196
Interest expense. . . . . . . . . . . . . . . . . . . . .                -            (37)          (25)         (114)
Other income, net . . . . . . . . . . . . . . . . . . . .                6            (17)          140           254
                                                           ---------------  --------------  ------------  ------------

Income before taxes . . . . . . . . . . . . . . . . . . .            1,317            379         1,400         1,670

Income taxes. . . . . . . . . . . . . . . . . . . . . . .                -              -             -            50
                                                           ---------------  --------------  ------------  ------------

Net income. . . . . . . . . . . . . . . . . . . . . . . .  $         1,317  $         379   $     1,400   $     1,720
                                                           ===============  ==============  ============  ============

Net income per common share:

     Basic. . . . . . . . . . . . . . . . . . . . . . . .  $           .07  $         .02   $       .07   $       .09
                                                           ===============  ==============  ============  ============
     Diluted. . . . . . . . . . . . . . . . . . . . . . .  $           .06  $         .02   $       .06   $       .08
                                                           ===============  ==============  ============  ============

Average number of common shares outstanding:

     Basic. . . . . . . . . . . . . . . . . . . . . . . .       19,744,000     19,454,000    19,629,000    19,299,000
                                                           ===============  ==============  ============  ============
     Diluted. . . . . . . . . . . . . . . . . . . . . . .       22,748,000     22,422,000    22,325,000    22,565,000
                                                           ===============  ==============  ============  ============



See notes to condensed consolidated financial statements.




                                     FUEL-TECH N.V.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                             (in thousands of U.S. dollars)


                                                             Nine Months Ended
                                                                September 30
                                                             2003       2002
                                                           ---------  --------
OPERATING ACTIVITIES
Net cash used in
   operating activities . . . . . . . . . . . . . . . . .  $ (1,520)  $  (298)
                                                           ---------  --------

INVESTING ACTIVITIES
Repayment from affiliate. . . . . . . . . . . . . . . . .         -       250
Proceeds from sale of equipment . . . . . . . . . . . . .         -        17
Acquisition of fuel additive business . . . . . . . . . .    (1,348)        -
Purchases of equipment and patents. . . . . . . . . . . .      (780)   (1,026)
                                                           ---------  --------
Net cash used in investing activities . . . . . . . . . .    (2,128)     (759)
                                                           ---------  --------

FINANCING ACTIVITIES
Exercise of stock options . . . . . . . . . . . . . . . .       323       530
Purchase of treasury shares . . . . . . . . . . . . . . .       (35)        -
Repayment of borrowings . . . . . . . . . . . . . . . . .    (1,800)     (675)
Net cash used in                                           ---------  --------
   financing activities . . . . . . . . . . . . . . . . .    (1,512)     (145)
                                                           ---------  --------

Effect of exchange rate fluctuations on cash. . . . . . .        12        33
                                                           ---------  --------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .    (5,148)   (1,169)

Cash and cash equivalents at beginning
   of period. . . . . . . . . . . . . . . . . . . . . . .    10,939     9,338
                                                           ---------  --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD. . . . . . . . . . . . . . . . . . . . .  $  5,791   $ 8,169
                                                           =========  ========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


NOTE  A:     BASIS  OF  PRESENTATION

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE  B:     EARNINGS  PER  SHARE  DATA

     Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three and nine-month periods ended September 30, 2003 and 2002:

                                      Three months ended      Nine months ended
                                       2003       2002        2003        2002
                                    ----------  ---------   --------   ---------
Basic weighted-average shares           19,744     19,454     19,629      19,299
Conversion of unsecured loan notes          85         85         85          85
Unexercised options and warrants         2,919      2,883      2,611       3,181
                                    ----------  ---------   --------   ---------
Diluted weighted-average shares         22,748     22,422     22,325      22,565
                                    ==========  =========   ========   =========




NOTE  C:     TOTAL  COMPREHENSIVE  INCOME

     Total comprehensive income for the Company is comprised of net income, the impact of foreign currency translation, and in 2002, the change in fair value of the interest rate swap. Total comprehensive income was $1,331,000 and $385,000 for the three-month periods ended September 30, 2003 and 2002, respectively. Total comprehensive income was $1,412,000 and $1,790,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.




                                              For the three months ended    For the nine months ended
                                                     September 30                 September 30
                                              --------------------------    -------------------------
                                                 2003            2002           2003         2002
                                              -----------    -----------    -----------   -----------

Comprehensive income:
Net income                                    $ 1,317,000   $    379,000    $1,400,000    $ 1,720,000
Foreign currency translation                       14,000         (6,000)       12,000         32,000

Change in fair value of   interest rate swap            -         12,000             -         38,000
                                               -----------  -------------   ----------    -----------
                                              $ 1,331,000   $    385,000    $1,412,000    $ 1,790,000
                                              ===========   =============   ==========    ===========




NOTE  D:     DERIVATIVE  FINANCIAL  INSTRUMENTS

Foreign  Currency  Risk  Management:

     The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

NOTE  E:     STOCK-BASED  COMPENSATION

     Fuel Tech accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under Fuel Tech's current plan, options may be granted at not less than the fair market value on the date of grant, and therefore, no compensation expense is recognized for the stock options granted.

     If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," Fuel Tech's net income (loss) and income (loss) per share would have been adjusted as follows for the three and nine-month periods ended September 30, 2003 and 2002:



                                             For the three months    For the nine months
(in thousands)                                ended September 30     ended September 30
                                               2003        2002        2003       2002
                                             -------------------------------------------
Net income (loss)
  As reported . . . . . . . . . . . . . . .  $  1,317   $   379      $1,400      $1,720
  As adjusted . . . . . . . . . . . . . . .     1,172       186         833         946

Basic and diluted income (loss) per share:
  Basic - as reported . . . . . . . . . . .  $    .07   $   .02      $  .07      $  .09
  Basic - as adjusted . . . . . . . . . . .  $    .06   $   .01      $  .04      $  .05

  Diluted - as reported . . . . . . . . . .  $    .06   $   .02      $  .06      $  .08
  Diluted - as adjusted . . . . . . . . . .  $    .05   $   .01      $  .04      $  .04



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

NOTE  G:     BUSINESS  SEGMENT  AND  GEOGRAPHIC  DISCLOSURES

     The Company operates in one business segment providing technology solutions, including equipment and specialty chemicals, to operators of utility and industrial boilers that improve boiler performance and reduce emissions of nitrogen oxides.

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



                          For the three months ended    For the nine months ended
                                 September 30                 September 30
                          --------------------------    -------------------------
                              2003           2002          2003          2002
                          -------------  -----------    -----------  ------------

Revenues:
United States. . . . . .  $   8,924,000  $  7,176,000   $24,782,000  $19,154,000
Foreign. . . . . . . . .      1,254,000       857,000     3,400,000    2,121,000
                          -------------  ------------  ------------  -----------
                          $  10,178,000   $ 8,033,000   $28,182,000  $21,275,000
                          =============  ============  ============  ===========

Operating income (loss):
United States. . . . . .  $   1,171,000   $   517,000   $ 1,268,000   $1,558,000
Foreign. . . . . . . . .        140,000       (57,000)       17,000     (224,000)
                           ------------  ------------  ------------  -----------
                          $   1,311,000   $   460,000   $ 1,285,000   $1,334,000
                          =============  ============  ============  ===========

                           September 30,  December 31,
                               2003           2002
Assets:
United States. . . . . .  $  21,455,000   $ 24,393,000
Foreign. . . . . . . . .      1,725,000      1,476,000
                          -------------  -------------
                          $  23,180,000   $ 25,869,000
                          =============   ============


NOTE  H:     ACQUISITION  OF  FUEL  ADDITIVE  BUSINESS

     On September 30, 2003, the Company's wholly-owned subsidiary, Fuel Tech, Inc. (FTI), acquired the fuel additive business of Martin Marietta Magnesia Specialties, LLC (MMMS). The Company believes that this acquired business is an excellent strategic fit with its fuel treatment chemical business. In addition, the Company believes that that it will be able to leverage its technology with the MMMS customer base which will improve program results and increase revenues from these accounts. Concurrently with this transaction, FTI entered into a long-term chemical supply agreement with MMMS.

     The acquisition of the fuel additive business from MMMS had no impact on the Company's operating results for the quarter ended September 30, 2003. If the business had been acquired at January 1, 2003, the impact on the financial results of the Company on a year to date basis would not have been material.

     The aggregate purchase price was $1,348,000, paid in cash. The following table summarizes the estimated fair values of the assets acquired.




Asset Classification                        Value Assigned
                                           ===============

Equipment                                  $        50,000

Intangible assets subject to amortization        1,298,000
                                           ---------------
Total                                      $     1,348,000
                                           ===============



The intangible assets listed above consist primarily of customer contracts And relationships acquired as part of the transaction. The customer intangible will be amortized over a period of fifteen years.

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS  OF  OPERATIONS

     Net sales for the three months ended September 30, 2003 and 2002 were $10,178,000 and $8,033,000, respectively, while net sales for the nine months ended September 30, 2003 and 2002 were $28,182,000 and $21,275,000, respectively. Revenues for the three month period increased primarily due to a 90% increase in fuel treatment chemical revenues.

     The increase in revenues for the nine months ended September 30, 2003, is attributable to an increase in both our NOx reduction business and our fuel treatment chemical product line. Domestic NOx reduction utility project revenues increased 33% during this period as project bookings from 2002 and 2003 generated revenues from their various phases of completion. NOx reduction utility revenue in 2002 and 2003 has been favorably impacted by the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation (discussed further below) that requires utilities and large industrial facilities in 19 states to reduce NOx emissions by May 31, 2004.

     Fuel treatment chemical revenues reached a record quarterly level for the third quarter ended September 30, as revenue derived from Western coal-fueled utility boilers was strong. In addition, positive contributions were attained from utilities burning oil, both in the United States and in foreign locations. The Company believes that its success on several Western coal-fueled utility boilers, along with intensely focused sales and marketing efforts and the utilization of strategic partners, will lead to further penetration of the Western coal-fueled utility market in the near future. This market represents the largest market opportunity for the fuel treatment chemical business and penetration into this market is a priority. The Company's TIFI (Targeted-In-Furnace-Injection) technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium. The Company expects additional demonstrations of this technology to commence in the latter part of this year and into 2004.

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

     Even with the SIP Call in place, two factors have led to a recent slowing of equipment orders in the air pollution control business. First, recent rulings related to New Source Review have caused our utility customers to reassess their SIP Call compliance plans to ensure that they will meet their overall NOx reduction requirements in the most cost-effective manner. Although the Company expects this recent ruling to benefit business in the future, the impact in the near-term is a delay in the receipt of orders. Second, many utilities are experiencing significant capital constraints. This, coupled with depressed NOx allowance prices, the result of mild weather and weak demand for power, has caused some utilities to delay capital spending and to meet their requirements on a short-term basis through the purchase of allowances and other temporary means. Based on these market factors, the air pollution control business has weakened but is expected to pick up in the second half of 2004 and be strong in 2005 and 2006. The Company continues to work cooperatively with our customers as they finalize their compliance plans.

     Cost of sales as a percentage of net sales for the three-month period ended September 30, 2003 was 55%, which approximated the level of a year ago. For the nine-month period ended September 30, 2003, the percentage increased to 62% from 53% versus the same period of the prior year. This increase reflects a change in product mix within the NOx reduction project business. A significantly larger percentage of the revenues for the first nine months of 2003 were generated by turnkey projects versus the comparable period in 2002. When the Company is responsible for the turnkey installation of the equipment as part of the project scope, the overall project margin becomes diluted. Installation scope carries a significantly lower margin than the Company's traditional scope. At the end of the second quarter of 2003, most of the work related to turnkey projects was completed, and this accounts for the lower cost of sales percentage in the third quarter, as compared to the first 2 quarters of 2003.

     Selling, general and administrative expenses were $2,961,000 and $2,717,000, respectively, for the three months ended September 30, 2003 and 2002, and were $8,565,000 and $7,725,000 respectively for the nine months ended September 30, 2003 and 2002. The increase is due primarily to the addition of sales resources for the fuel treatment chemical business and, to a lesser degree, to the addition of resources in support of the marketing and development of the Company's ACUITIV advanced visualization software.

     Research and development expenses for the quarter and nine months ended September 30, 2003 were slightly lower than the levels of the prior year. The Company continues to pursue commercial applications for its technologies outside of its traditional markets, with a particular focus on its ACUITIV advanced visualization software. The ACUITIV software product was commercially introduced in June 2002, and the Company has two commercial orders for the software. The software is currently being demonstrated at several sites, and ACUITIV version 3.3 was recently released. This new release adds significant functionality which is expected to broaden market acceptance. Although the validity of the product has been confirmed, the Company does not expect revenues related to this product to be material for the remainder of the year.

     In the third quarter of 2002, the Company recognized a loss of $27,000 on its 49 percent ownership interest in Fuel Tech CS Gmbh (FTCS). Through the first nine months of 2002, the Company recognized income of $250,000 on its equity investment in Clean Diesel Technologies, Inc. (CDT), its 15 percent-owned affiliate, which was partially offset by a loss of $54,000 that was realized on its 49 percent ownership interest in FTCS. The income in 2002's first quarter from CDT resulted from CDT's repayment of loans made by the Company to CDT in 2000 and 2001. Because the Company's pro-rata share of CDT's losses reduced the carrying value of the loans to zero at December 31, 2001, the entire loan repayment was recorded as equity income in the first quarter of 2002.

     In the first nine months of 2003, the Company did not recognize any income or loss from its equity investments. In the quarter ended September 30, 2003 the Company transferred to FTCS its 49 percent ownership interest in that company, in connection with the collection of a related receivable from FTCS. This transaction had no significant impact on the Company's financial statements. The carrying value of the equity investment in CDT is zero at September 30, 2003.

     Interest expense for the nine month period ended September 30, 2003 was reduced from the comparable period in 2002. In the second quarter of the year, the Company paid off the entirety of its outstanding debt balance.

     The decline in other income and (expense) for the nine months ended September 30, 2003 versus the prior year was due primarily to a reduction in interest income resulting from the decrease in short-term rates.

     No provision for federal or state income taxes was recorded during the three and nine-month periods ended September 30, 2003 due to the existence of net operating loss carryforwards. In the first quarter of 2002, an income tax benefit of $50,000 was recorded which represented a reduction in the reserve for prior years' state income tax refunds receivable.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     For the nine months ended September 30, 2003, the Company used cash for operating activities in the amount of $1,520,000, while $298,000 was used by operating activities for the same period in 2002. The use of cash for operating activities in 2003 stems largely from a reduction in accounts payable and accrued expenses, which was partially offset by the Company's net income.

     At September 30, 2003 and December 31, 2002, the Company had cash and cash equivalents of $5,791,000 and $10,939,000, respectively, while working capital for the same two periods was $12,491,000 and $13,947,000, respectively. The decline in cash and working capital from December 31, 2002 was driven by the repayment of $1,800,000 in long-term debt, the reduction in accounts payable and accrued expenses, and by the acquisition of a fuel additive business for $1,348,000. By repaying the debt, the Company's availability under its credit facility increased by $1,800,000.

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


Item  3.          Quantitative  and  Qualitative  Disclosures  about Market Risk

     Please  refer  to  Note  D.

Item  4.          Controls  and  Procedures

     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company's principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

     There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item  3.     Defaults  upon  Senior  Securities
             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             None

Item  5.     Other  Information
             None

Item  6.     Exhibits  and  Reports  on  Form  8-K
             a.     Exhibits
             Exhibit  31.1  and  31.2  are  filed  herewith
             Exhibit  32  is  furnished  herewith

             b.     Reports  on  Form  8-K
             The Company filed form 8-K on July 29, 2003. This filing included the Company's second quarter 2003 earnings press release.

                                 FUEL-TECH N.V.
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November  7,  2003                 By:  /s/  Ralph  E.  Bailey
                                               ----------------------
                                          Ralph  E.  Bailey
                                          Chairman,  Managing  Director
                                          and  Chief  Executive  Officer

Date:  November  7,  2003                 By:  /s/  Scott  M.  Schecter
                                               ------------------------
                                          Scott  M.  Schecter
                                          Chief  Financial  Officer,
                                          Vice  President  and
                                          Treasurer