Form 10-K
period 2003-12-31
FUEL TECH N V
filed 2004-03-15
CIK 846913

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended: December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_________________to_______________

                          Commission File No. 000-21724

                                 FUEL-TECH N.V.
             (Exact name of registrant as specified in its charter)


      Netherlands Antilles                                  N/A
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation of organization)                             Number)

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

                                 Yes  X     No
                                     ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Securities Exchange Act of 1934).
                                 Yes  X     No
                                     ---       ---

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of June 30, 2003 was $83,000,000. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of February 25, 2004 was $71,092,000.

Indicate number of shares outstanding of each of the registered classes of Common Stock at February 25, 2004: 19,505,000 shares of Common Stock, $0.01 par value.

                      Documents incorporated by reference:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2004 are incorporated by reference in Parts II, III, and IV hereof.

                                TABLE OF CONTENTS

                                                                                                   Page
                                                    PART I

Item 1.    Business                                                                                   1
Item 2.    Description of Property                                                                    5
Item 3.    Legal Proceedings                                                                          5
Item 4.    Submission of Matters to Vote of Security Holders                                          5


                                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                      6
Item 6.    Selected Financial Data                                                                    8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations      9
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                14
Item 8.    Financial Statements and Supplementary Data                                               15
Item 9.    Changes in and Disagreements with Accountants and Financial Disclosure                    31
Item 9A.   Controls and Procedures                                                                   31


                                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                        31
Item 11.   Executive Compensation                                                                    31
Item 12.   Security Ownership of Certain Beneficial Owners and Management                            31
Item 13.   Certain Relationships and Related Transactions                                            31
Item 14.   Principal Accounting Fees and Services                                                    31


                                                    PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                           32

Signatures and Certifications                                                                        34

                             TABLE OF DEFINED TERMS

Term                                          Definition

ABC                                           American Bailey Corporation

ACUITIV(TM)                                   A trademark used to describe Fuel Tech's advanced visualization software

AES                                           Advanced Engineering Services

CAAA                                          Clean Air Act Amendments of 1990

CDT                                           Clean Diesel Technologies, Inc.

CFD                                           Computational Fluid Dynamics

Common Shares                                 Shares of the common stock of Fuel Tech

EPA                                           Environmental Protection Agency

EPRI                                          Electric Power Research Institute

FTI                                           Fuel Tech, Inc.

FUEL CHEM(R)                                  A trademark used to describe Fuel Tech's fuel and flue gas treatment processes, including its Targeted-In-Furnace-Injection programs for slagging, fouling and corrosion control and plume abatement

Fuel Tech                                     Fuel-Tech N.V. and its subsidiaries and affiliates

Investors                                     The purchasers of Fuel Tech securities pursuant to a Securities Purchase Agreement as of March 23, 1998

Loan Notes                                    Nil Coupon Non-redeemable Convertible Unsecured Loan Notes of Fuel Tech

NOx                                           Oxides of nitrogen

NOxOUT CASCADE(R)                             A trademark used to describe Fuel Tech's combination of NOxOUT and SCR

NOxOUT(R) Process                             A trademark used to describe Fuel Tech's SNCR process for the reduction of NOx

NOxOUT SCR(R)                                 A trademark used to describe Fuel Tech's use of urea as a catalyst reagent

NOxOUT ULTRA(R)                               A trademark used to describe Fuel Tech's process for generating ammonia for use as SCR reagent

Rich Reagent Injection Technology (RRI)       An SNCR-type process that broadens the NOx reduction capability of the NOxOUT
                                              Process at a cost similar to NOxOUT. RRI can also be applied on a stand-alone basis.

SCR                                           Selective Catalytic Reduction

SIP Call                                      State Implementation Plan Rulemaking Procedure

SNCR                                          Selective Non-Catalytic Reduction

TIFI                                          FUEL CHEM's Targeted-In-Furnace-Injection programs for slagging, fouling and corrosion control and plume abatement

                   Fuel Tech N.V. Subsidiaries and Affiliates
                               December 31, 2003


                                                            -------------
                                                           |    FTNV     |
                                                           | Netherlands |------------
                                                           |  Antilles   |            |
                                                            -------------             |  100%
                                                                  |  100%         ----------
                                                            -------------        |   PPI    |
                                                           |     FTI     |       | Delaware |
                                                           |Massachusetts|        ----------
                                                            -------------
             100%                   100%                          |       100%          100%
            ---------------------------------------------------------------------------
            |                      |                              |                   |
        ---------              ---------                     ------------         ----------
       |  FTJL   |            |   FTL   |                   |  HOLDINGS  |       | Srl Italy|
       | Jamaica |            |  Canada |                   | Netherlands|       |          |
       |         |            |         |                   |  Antilles  |       |          |
        ---------              ---------                     ------------         ----------
                                                                  |
                                                                  |  100%
                                                                  |
                                                             ------------
                                                            |            |
 ---------------------------------------------------------  |    BV      |
|                                                         | | Netherlands|
|   FTNV     - Fuel-Tech N.V.                             | |            |
|   FTI      - Fuel Tech, Inc.                            |  ------------
|   Holdings - Fuel Tech Holdings N.V.                    |      |
|   BV       - Fuel Tech BV                               |       - -    100%
|   GmbH     - Fuel Tech GmbH                             |          |
|   FTL      - Fuel Tech Targeted Injection Chemicals Ltd.|     ------------
|   FTJL     - Fuel Tech Jamaica Limited                  |    |            |
|   Srl      - Fuel Tech Srl                              |    |   GmbH     |
|   PPI      - Platinum Plus, Inc.                        |    |  Germany   |
|                                                         |    |            |
 ---------------------------------------------------------      ------------


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

ITEM 1. BUSINESS

Fuel Tech

         Fuel-Tech N.V., including its subsidiaries ("Fuel Tech"), is a technology company active in the air pollution control and specialty chemical businesses through its wholly owned subsidiary Fuel Tech, Inc. ("FTI"). Fuel-Tech N.V., incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22-24 in Curacao under No. 1334/N.V. Fuel Tech maintains an internet web site at http://www.fueltechnv.com.

Fuel Tech, Inc.

         FTI's special focus is the worldwide marketing of its nitrogen oxide ("NOx") reduction and FUEL CHEM Processes. The NOx reduction technologies, which include the NOxOUT, NOxOUT CASCADE, and NOxOUT SCR processes, reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. The FUEL CHEM business uses chemical processes for slagging, fouling, corrosion control and plume abatement in furnaces and boilers through the addition of chemicals into the fuel or by Targeted-In-Furnace-Injection. FTI has a number of other technologies, such as NOxOUT ULTRA, both commercial and in the development stage, that are for the most part add-ons to the NOxOUT Process or similar in their technological base. Additionally, Fuel Tech has a division that was created to market its high-end visualization software product. This product, commercially introduced in 2002, is marketed under the "ACUITIV" trade name. FTI's business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

American Bailey Corporation

         Ralph E. Bailey, Chairman, Chief Executive Officer and Managing Director of Fuel Tech, and Douglas G. Bailey, Deputy Chairman of Fuel Tech, are shareholders of American Bailey Corporation ("ABC"). Please refer to Note 8 to the consolidated financial statements in this document. Additionally, see the more detailed information relating to this subject under the caption "Certain Relationships and Related Transactions" in Fuel Tech's Proxy Statement to be distributed in connection with Fuel Tech's 2004 Annual General Meeting of Shareholders, which information is incorporated by reference.

NOx Reduction

Regulations and Markets

         The domestic U.S. air pollution control market is the primary driver in Fuel Tech's NOx reduction business. This market is dependant on air pollution regulations and their continued enforcement. These regulations are based on the Clean Air Act Amendments of 1990 (the "CAAA"), which require reductions in NOx emissions on varying timetables with respect to various sources of emissions. Under the SIP (State Implementation Plan) Call, a regulation promulgated under the Amendments (discussed further below), over 1,000 utility and large industrial boilers in 19 states are required, as an aggregate, to achieve a NOx reduction target by May 31, 2004. Also, under European Union Directives, over 100 industrial units in Europe must achieve NOx reductions by 2005.

         In 1994, governors of 11 Northeastern states, known collectively as the Ozone Transport Region, signed a Memorandum of Understanding requiring utilities to reduce their NOx emissions by 55% to 65% from 1990 levels by May 1999. In 1998, the Environmental Protection Agency ("EPA") announced more stringent regulations. The Ozone Transport SIP Call regulation, designed to mitigate the effects of wind-aided ozone transported from the Midwestern and Southeastern U.S. into the Northeastern non-attainment areas, requires, following the litigation described below, 19 states to make even deeper aggregate reductions of 85% from 1990 levels by May 31, 2004. Over 1,000 utility and large industrial boilers are affected by these mandates. Additionally, most other states with non-attainment areas are also required to meet ambient air quality standards for ozone by 2007.

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

         On December 23, 2003. EPA proposed a new regulation that affects the SIP Call states by calling for more NOx reductions in 2010 and 2015. Also, deep NOx reductions are called for in 10 additional states outside the current SIP Call region. The proposed rule, called "The Interstate Air Quality Rule," allows a cap and trade format similar to the SIP Call.

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

         Fuel Tech's NOxOUT ULTRA system is designed to convert urea to ammonia, safely and economically, for use as a reagent in the SCR process for NOx reduction. In this fashion, Fuel Tech intends to participate in the SCR segment of the SIP Call driven market. Recent local hurdles in the ammonia permitting process have raised concerns regarding the safety of ammonia storage in quantities sufficient to supply SCR.

         Fuel Tech has sublicensed the Rich Reagent Injection Technology from Reaction Engineering International, which has a direct license from the Electric Power Research Institute. The technology has been proven in full-scale field studies on cyclone-fired units to reduce NOx by 25-30%. The technology is a generic SNCR process, whose applicability is outside the temperature range of NOxOUT. The technology is seen as an add-on to Fuel Tech's NOxOUT systems, thus potentially broadening the NOx reduction of the combined system to almost 50% with a minimal additional capital requirement.

         Sales of the NOx reduction technologies were $25.4 million, $25.5 million, and $10.4 million for the years ended December 31, 2003, 2002, and 2001, respectively.

NOx Reduction Competition

         Competition with Fuel Tech's NOx reduction products can be expected from combustion modifications, SCR and ammonia SNCR, among others.

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

         SCR is an effective and proven method of control for the removal of up to 90% of NOx. SCR has a high capital cost ranging from $55 - $150/kw on retrofit coal applications. Such companies as Alstom, The Babcock & Wilcox Company, Cormetech, Inc., Engelhard Corporation, Foster Wheeler Corporation, Peerless Manufacturing Company, and the Siemens Westinghouse Power Corporation are active SCR system providers, or providers of the catalyst itself.

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

FUEL CHEM

Product and Markets

         Fuel Tech's fireside and fuel additive programs, FUEL CHEM, help improve furnace and boiler performance and reduce customer operating costs. The technology offered by FUEL CHEM, through unique chemistries and application approaches, offers the customer significant value and return on their investment. FUEL CHEM offers in-fuel technologies and FTI's multi-patented, Targeted-In-Furnace-Injection technology ("TIFI"). This latter approach, the key FUEL CHEM technology, is a uniquely engineered and economical solution to furnace slag formation, fouling, corrosion problems and plume abatement. FUEL CHEM also markets a family of combustion catalysts, which can offer customers the benefit of reducing unburned carbon, lowering excess air and improving combustion efficiency. The FUEL CHEM technology is rapidly gaining credibility in the coal-fired electric utility industry, especially within the segment fired by slag-forming coal, as a viable, cost-effective approach to the prevention of problems that can have a significant negative financial impact on a plant's operation. Electric utilities, the pulp and paper industry and municipal solid waste incinerator facilities make up the principal markets for the program.

         Sales of the FUEL CHEM products were $10.3 million, $7.1 million, and $7.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Competition

         Competition for Fuel Tech's FUEL CHEM product line includes chemicals sold by specialty chemical companies, such as GE Betz, Inc., primarily in the traditional heavy-fuel-oil treatment area. No substantive competition currently exists for Fuel Tech's technology for the TIFI of additives for the control of slagging, fouling, and corrosion and for plume abatement, but there can be no assurance that such lack of substantive competition will continue.

Advanced Engineering Services and ACUITIV

         Fuel Tech uses its advanced engineering services ("AES") to support the sale of Fuel Tech's NOx reduction and FUEL CHEM systems, particularly through the use of computational fluid dynamics ("CFD") tools. These CFD tools assist in the prediction of the behavior of gas flows, thereby enhancing the implementation of Fuel Tech's NOx reduction systems and the application of its FUEL CHEM slag and corrosion control processes.

         In 2001 and 2002, Fuel Tech augmented its AES staff and equipment with a view toward not only better serving Fuel Tech's own customers, but also seeking other commercial applications for its services. Toward this goal, the ACUITIV software product was commercially introduced on June 6, 2002. The ACUITIV product offering provides customers in several industries including automotive, aerospace and defense, chemical processing and energy, with the ability to uncover new opportunities, improve designs, accelerate decision-making and shorten product development time to market. The ACUITIV product can provide solutions on laptop or desktop systems, or within virtual reality environments. The software allows users to visualize complex data sets in a virtual reality environment. Although the validity of the product has been confirmed, Fuel Tech does not expect revenues related to this product to be material for the upcoming year.

Intellectual Property

         See Item 2 "Description of Property" for information on Fuel Tech's intellectual property and proprietary position, which are material to its business.

Employees

         Fuel Tech has 90 full-time employees, 84 in North America and 6 in Europe. Fuel Tech enjoys good relations with its employees and is not a party to any labor management agreements.

Risk Factors of the Business

         Investors in Fuel Tech should be mindful of the following risk factors relative to Fuel Tech's business.

(i)  Lack of Diversification

         Fuel Tech is engaged in two principal businesses; the marketing of products to reduce air pollution and improve furnace and boiler performance, and the licensing of software that allows users to visualize complex data sets. The software business is in its infancy and its ultimate success is uncertain, while an adverse development in Fuel Tech's air pollution control business as a result of competition, technological change, government regulation, or any other factor could have a significantly greater impact than if Fuel Tech maintained diverse operations.

(ii) Competition

         Competition in the NOx control market will come from processes utilizing low-NOx burners, over-fire air, flue gas recirculation, ammonia SNCR, SCR and, with respect to particular uses of urea not infringing Fuel Tech's patents, urea (see Item 2 "Description of Property"). Competition will also come from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or derating of units, and sale or trade of pollution credits. Utilization by customers of such processes or business practices or combinations thereof may adversely affect Fuel Tech's pricing and participation in the NOx Control market if customers elect to comply with regulations by methods other than Fuel Tech's NOxOUT or NOxOUT CASCADE processes. See above under this Item I the text under the captions "Products" and "NOx Reduction Competition."

         Competition in the FUEL CHEM markets includes chemicals sold by specialty chemical companies, such as GE Betz, Inc., primarily in the traditional heavy-fuel-oil treatment area. As noted previously, no substantive competition currently exists for Fuel Tech's technology for the TIFI of additives for the control of slagging, fouling, and corrosion and for plume abatement, however, there can be no assurance that such lack of substantive competition will continue.

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

ITEM 2. DESCRIPTION OF PROPERTY

         Fuel Tech's products are generally protected by U.S. and non-U.S. patents. Fuel Tech owns 96 patents worldwide, with four patent applications pending in the U.S. and 27 pending in non-U.S. jurisdictions. These patents cover some 38 inventions, 27 associated with the NOx reduction business; three associated with FUEL CHEM, one associated with ACUITIV and seven associated with non-commercialized technologies. These inventions represent significant enhancements of the application and performance of the technologies. Further, Fuel Tech believes that the protection provided by the numerous claims in the above referenced patents or patent applications is substantial, and affords Fuel Tech a significant competitive advantage in its business. Accordingly, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on Fuel Tech's business.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2003, no matters were submitted to a vote of security holders.

                                     PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

         Fuel Tech's Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc. Fuel Tech's Common Shares are also traded on the Berlin Stock Exchange.

Prices

         The table below sets forth the high and low sales prices during each calendar quarter since January 2002.

                                                       High                Low
                                                       ----                ----
             2003
             ----
             Fourth Quarter                            5.52                2.89
             Third Quarter                             6.21                4.72
             Second Quarter                            5.85                3.07
             First Quarter                             5.00                3.01

             2002
             ----
             Fourth Quarter                            4.95                2.76
             Third Quarter                             6.64                3.95
             Second Quarter                            7.25                5.20
             First Quarter                             6.82                4.50

Dividends

         Fuel Tech has not to date paid dividends on its Common Shares and is not expected to do so in the foreseeable future.

Holders

         Based on information from Fuel Tech's Transfer Agent, as of March 3, 2004, there were 373 registered holders of Fuel Tech's Common Shares. Management believes that, on such date, there were approximately 1,700 beneficial holders of Fuel Tech's Common Shares.

Transfer Agent

         The Transfer Agent and Registrar for the Common Shares is Mellon Investor Services, LLC, 85 Challenger Road, Overpeck Centre, Ridgefield Park, New Jersey 07660.

Exchange Controls

         Fuel Tech received a license of unlimited duration from the Central Bank of the Netherlands Antilles to exempt it from foreign exchange controls in dealings with parties outside of the Netherlands Antilles or with parties in the Netherlands Antilles holding a similar license. Fuel Tech also received a business license of unlimited duration that allows the securities of Fuel Tech to be held by non-residents of the Netherlands Antilles. There are no other restrictions on the rights of such non-residents as shareholders. The books of Fuel Tech are maintained in U.S. dollars, however, there are transactions in other currencies.

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

         Dividends paid by Fuel Tech to U.S. persons who are not engaged in a trade or business through a permanent establishment in the Netherlands Antilles are currently not subject to tax in the Netherlands Antilles. Gain or loss derived by a U.S. person from the sale or exchange of Fuel Tech's Common Shares are exempt from Netherlands Antilles income tax. The tax treaty between the United States and the Netherlands Antilles was terminated effective December 31, 1987.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2003, under which the securities of Fuel Tech were authorized for issuance:

     -------------------------------- ---------------------------------- --------------------------- -------------------------------
                                                                                                        Number of securities
                                                                                                       remaining available for
                                        Number of Securities to be          Weighted-average            future issuance under
                                         issued upon exercise of            exercise price of         equity compensation plans
                                      outstanding options, warrants       outstanding options,          excluding securities
            Plan Category                       and rights                 warrants and rights          listed in column (a)
     -------------------------------- ---------------------------------- --------------------------- -------------------------------
                                                   (a)                             (b)                           (c)
     -------------------------------- ---------------------------------- --------------------------- -------------------------------
     Equity compensation plans
     approved by security
     holders (1)                                2,447,050                         $3.00                         6,000
     -------------------------------- ---------------------------------- --------------------------- -------------------------------

(1) Includes Common Shares of Fuel Tech authorized for awards under Fuel Tech's 1993 Incentive Plan, as amended through August 3, 1999.

ITEM 6. SELECTED FINANCIAL DATA

         Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2003. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2003, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             For the years ended December 31
                                                          --------------- ------------ ------------ ------------- ---------------
         STATEMENT of OPERATIONS DATA                               2003         2002         2001          2000            1999
                                                          --------------- ------------ ------------ ------------- ---------------

         (in thousands of U.S. dollars, except for share data)

         Net sales                                              $ 35,736     $ 32,627     $ 17,672      $ 21,906        $ 33,325
         Selling, general and administrative and other
         costs and expenses                                       12,946       11,687        9,873         9,305           9,691
         Net income (loss)                                         1,120        3,057      (1,633)           415           3,008
                                                          --------------- ------------ ------------ ------------- ---------------

         Basic income (loss) per Common Share                      $ .06       $ 0.16     $ (0.09)        $ 0.02          $ 0.17
         Diluted income (loss) per Common Share                    $ .05       $ 0.14     $ (0.09)        $ 0.02          $ 0.16
         Weighted-average basic shares outstanding            19,637,000   19,350,000   18,592,000    18,396,000      17,752,000
         Weighted-average diluted shares outstanding          22,412,000   22,437,000   18,592,000    19,621,000      19,335,000

                                                                                       December 31
                                                          --------------- ------------ ------------ ------------- ---------------
         BALANCE SHEET DATA                                         2003         2002         2001          2000            1999
                                                          --------------- ------------ ------------ ------------- ---------------
         (in thousands of U.S. dollars, except for per
         share data)

         Working capital                                        $ 11,026     $ 13,947      $ 8,861      $ 12,542        $ 12,126
         Total assets                                             21,598       25,869       20,328        23,089          24,464
         Total liabilities                                         4,287        9,064        7,193         8,522          10,773
         Shareholders' equity                                     17,311       16,805       13,135        14,567          13,691
         Net tangible book value per share                      $   0.61     $   0.64      $  0.56      $   0.59        $   0.52


Notes:

(1) Shareholders' equity includes outstanding nominal nil coupon non-redeemable perpetual loan notes. See Note 4 to the consolidated financial statements.

(2) Net tangible book value per share assumes full conversion of Fuel Tech's nil coupon non-redeemable perpetual loan notes into shares of Fuel Tech's Common Shares.

(3) Effective January 1, 2002, Fuel Tech adopted FASB (Financial Accounting Standards Board) Statement No. 142, "Goodwill and Other Intangible Assets." Under the guidance of this statement, goodwill and indefinite-lived intangible assets are no longer amortized but will be reviewed annually, or more frequently if indicators arise, for impairment. For the 12 months ended December 31, the following table depicts the impact on each of the prior years noted, had the non-amortization policy been applied.

                                                            2001           2000            1999
                                                 -----------------------------------------------

                  Reported net income (loss)       $ (1,633,000)      $ 415,000     $ 3,008,000
                  Add back: Goodwill
                  amortization                          334,000         334,000         199,000
                                                 -----------------------------------------------
                  Adjusted net income (loss)       $ (1,299,000)      $ 749,000     $ 3,207,000
                                                 ===============================================
                  Basic earnings per share:
                  Reported net income (loss)             $ (.09)          $ .02           $ .17
                  Add back: Goodwill
                  amortization                              .02             .02             .01
                                                 -----------------------------------------------
                  Adjusted net income (loss)             $ (.07)          $ .04           $ .18
                                                 ===============================================
                  Diluted earnings per share:
                  Reported net income (loss)             $ (.09)          $ .02           $ .16
                  Add back: Goodwill
                  amortization                              .02             .02             .01
                                                 -----------------------------------------------
                  Adjusted net income (loss)             $ (.07)          $ .04           $ .17
                                                 ===============================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

         Fuel-Tech N.V. ("Fuel Tech") operates primarily in the air pollution control business. It distributes its products through its direct sales force, licensees and agents. Principal markets for its products are stationary combustion sources that produce nitrogen oxide (NOx) and other emissions. Fuel Tech sells its fuel treatment chemicals through its direct sales force and agents to industrial and utility power-generation facilities.

         Fuel Tech currently generates revenues from the following three product lines:

Nitrogen Oxide ("NOx") Reduction Technologies

         Fuel Tech markets several NOx reduction technologies to meet statutory NOx reduction requirements worldwide. The near-term driver for growth in this business is the Ozone Transport SIP (State Implementation Plan) Call, which requires 19 states to decrease their NOx emissions by May 31, 2004. This regulation impacts 700-800 utility boilers and 400-500 large industrial boilers (see below for more detail on the SIP Call). Fuel Tech believes that the implementation of the SIP Call will extend well beyond the May 31, 2004 implementation date.

Fuel Treatment Chemicals

         Fuel Tech's proprietary Targeted-In-Furnace-Injection (TIFI) technology centers on the unique application of specialty chemicals to improve the performance of combustion units. Specifically, this technology is used to reduce slag formation, corrosion and opacity in boilers, furnaces and incinerators. Fuel Tech believes its largest market opportunity for this product line is those units burning Western coals, many of which have significant operational issues related to the formation of slag.

Visualization Software

         In 2002, Fuel Tech introduced a software product, marketed under the ACUITIV trade name, which allows users to visualize complex data sets in a three dimensional immersive environment. The software is currently being marketed to users of Computation Fluid Dynamics ("CFD") software, an engineering software tool that aids users in predicting flows, such as liquid or gas streams. Fuel Tech developed this software internally to make the design process of its NOx reduction and fuel treatment chemical business more efficient and accurate.

         Fuel Tech licenses this product to end users on an annual or permanent basis. Fuel Tech will not record license revenue until its capitalized software development costs, with a balance of approximately $300,000 at December 31, 2003, are recovered. This product was introduced in mid-2002, and to date five licenses have been sold. Fuel Tech expects demand for this product to increase in 2004 as a version with increased functionality will be delivered during the first half of the year. Fuel Tech does not believe, however, that it will recognize significant revenues in 2004 from this product due to the cost recovery requirement discussed above.

2003 versus 2002

         Net sales for the 12 months ended December 31, 2003 and 2002 were $35,736,000 and $32,627,000, respectively. The improvement is primarily attributable to the increase in Fuel treatment chemical revenues, as this product line contributed revenues at a record level during 2003. Revenues derived from Western coal-fired utility boilers had the largest year on year impact, and positive contributions were attained from utilities burning oil, both in the United States and in foreign locations. Fuel Tech believes that its success on several Western coal-fired utility boilers, along with intensely focused sales and marketing efforts and the utilization of strategic partners, will lead to further penetration of the Western coal-fired utility market in the near future. This market represents the largest market opportunity for the fuel treatment chemical business and penetration into this market is a priority. The Company's TIFI technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium. Fuel Tech has received two additional orders for demonstrations on coal-fired boilers in 2004, and additional orders are expected.

         NOx reduction project revenues in 2003 were at approximately the same level as 2002. Even with the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation in place, two factors led to a slowing of equipment orders in the air pollution control business in the latter part of the year. First, recent rulings related to New Source Review have caused our utility customers to reassess their SIP Call compliance plans to ensure that they will meet their overall NOx reduction requirements in the most cost-effective manner. Although the Company expects this recent ruling to benefit business in the future, the impact in the near-term is a delay in the receipt of orders. Second, many utilities are experiencing significant capital constraints. This, coupled with depressed NOx allowance prices for 2004, which are the result of weak demand for power and the existence of a shortened ozone season, has caused some utilities to delay capital spending and to meet their requirements on a short-term basis through the purchase of allowances and other temporary means. Based on these market factors, the air pollution control business did weaken during the latter portion of 2003, and is expected to remain weak during the first half of 2004. It is expected that the second half of 2004 will start to show improvement, with increased strength in 2005 and 2006. Fuel Tech continues to work cooperatively with critical customers as they look to finalize their compliance plans.

         The "SIP Call," introduced in 1998, is the federal mandate that required 22 states to reduce NOx emissions by May 2003. On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states and, on June 22, 2000, the same court made a final ruling upholding the EPA's SIP call regulation and denying the appeal of the states and utilities. Although the NOx reduction requirement date was moved back one year to May 31, 2004, 19 states were required to complete and issue their State Implementation Plans for NOx reduction by October of 2000. These plans, which the EPA had until October 2001 to approve, will potentially impact 700 to 800 utility boilers and 400 to 500 industrial units. Although the SIP Call was the subject of litigation, an appellate court of the D.C. Circuit upheld the validity of this regulation. This court's ruling was later affirmed by the U.S. Supreme Court.

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

         On December 23, 2003, EPA proposed a new regulation that affects the SIP Call states by calling for more NOx reductions in 2010 and 2015. Also, deep NOx reductions are called for in 10 additional states outside the current SIP Call region. The proposed rule, called "The Interstate Air Quality Rule," allows a cap and trade format similar to the SIP Call.

         Based on these regulatory developments, Fuel Tech expects to enjoy continued demand for its air pollution technologies over the next several years.

         Cost of sales, as a percentage of net sales, for the 12-month period ended December 31, 2003, was 61% versus 56% for the same period of the prior year. This increase reflects a change in product mix within the NOx reduction project business. A significantly larger percentage of the revenues for 2003 were generated by turnkey projects versus the comparable period in 2002. When the Company is responsible for the turnkey installation of the equipment as part of the project scope, the overall project margin becomes diluted. The installation scope for a project carries a significantly lower margin than the Company's traditional scope.

         Selling, general and administrative expenses were $11,659,000 and $10,232,000, respectively, for the 12-month periods ended December 31, 2003 and 2002. The increase is due primarily to the addition of sales and marketing resources for the fuel treatment chemical business. Market penetration of Fuel Tech's TIFI technology in the coal-fired utility market remains a strategic priority.

         Research and development expenses for the 12 months ended December 31, 2003 and 2002 were $1,287,000 and $1,455,000, respectively. Fuel Tech continues to pursue commercial applications for technologies related to its core businesses, with a particular focus on its FUEL CHEM, NOxOUT ULTRA and ACUITIV technologies.

         Interest expense for the 12 months ended December 31, 2003 was reduced to $25,000 from $136,000 in the prior 12-month period. In the second quarter of the year, the Company paid off the entirety of its outstanding debt balance.

         Other income and expense for the 12-month period ended December 31, 2003 was $144,000 versus $139,000 for the same period in 2002.

         No provision for federal or state income taxes was recorded during the 12-month period ended December 31, 2003 due to the existence of net operating loss carryforwards. An income tax benefit of $150,000 was recorded in 2002, which represented a reduction of the reserve for prior years' state income tax refunds receivable, as the related receivables were collected in 2002. Fuel Tech has $17.5 million in U.S. federal income tax loss carryforwards as of December 31, 2003, the deferred tax benefit of which has been offset by a valuation allowance in Fuel Tech's balance sheet.

         In the opinion of management, Fuel Tech's expected near-term revenue growth will be driven by the timing of the penetration of the coal-fired utility marketplace via utilization of its TIFI technology, and by various entity's implementation of the NOx reduction requirements of the CAAA.

2002 versus 2001

         Net sales for the 12 months ended December 31, 2002 and 2001 were $32,627,000 and $17,672,000, respectively. The improvement was attributable to the increase in domestic NOx reduction utility project revenues, as project bookings in the fourth quarter of 2001 and in 2002 generated revenues during their various phases of completion. NOx reduction utility revenue in 2001 had been negatively impacted by the delay in obtaining a final ruling on the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation. As discussed further below, the uncertainty regarding this regulation has been lifted and Fuel Tech expects demand for its NOx reduction technologies to continue to increase during the next few years. Fuel treatment chemical revenues for the 12-month period ended December 31, 2002 continued to be favorably impacted by shipments to utilities burning Western coals. Fuel Tech believes that utilities burning Western coals represent the largest market opportunity for its fuel treatment chemical business and that penetration into this market is a priority. In addition to shipments to PacifiCorp, Fuel Tech's strategic agreement partner, demonstrations with two Midwestern utilities, both on coal-fired units, commenced during the year. All of these utilities are using Fuel Tech's patented Targeted-In-Furnace-Injection (TIFI) process to control the formation of slag deposits in boilers burning Western coals. More than offsetting the improved performance in the coal-fired utility segment of this market were the following two factors: first, the continued deterioration in the oil-fired business, as the high price of oil as compared with the price of natural gas caused customers in this segment to switch fuels, negatively impacting results. Second, the use of low-slagging coal by one of Fuel Tech's customers caused that customer to temporarily suspend treatment.

         Cost of sales, as a percentage of net sales, for the 12-month period ended December 31, 2002 was 56% versus 51% for the same period of the prior year. The increase reflects a change in product mix in 2002, in favor of the lower margin NOx reduction project business.

         Selling, general and administrative expenses were $10,232,000 and $8,708,000, respectively, for the 12-month periods ended December 31, 2002 and 2001. The increase was due primarily to revenue-related expenses, as revenue increased significantly from the prior year, and secondarily to the addition of sales and marketing personnel, both for the fuel treatment chemical and ACUITIV businesses.

         Research and development expenses for the 12 months ended December 31, 2002 and 2001 were $1,455,000 and $1,165,000, respectively. Fuel Tech continues to pursue commercial applications for its technologies outside of its traditional markets, with a particular focus on its ACUITIV software and its NOxOUT ULTRA process. The ACUITIV software product was commercially introduced on June 6, 2002.

         Fuel Tech recorded a loss of $54,000 for the 12 months ended December 31, 2002 on its equity investment in Fuel Tech CS GmbH (FTCS), a 49% owned entity, which served to reduce the investment value to zero. During the quarter ended March 31, 2002, Fuel Tech recognized a gain of $250,000 on its equity investment in Clean Diesel Technologies, Inc. (CDT), its 11.6% owned affiliate. The gain resulted from CDT's repayment of the full principal amount of loans made by Fuel Tech to CDT in 2000 and 2001. Because of the continuing losses incurred by CDT, the carrying value of the loans was reduced to zero as of December 31, 2001, based on Fuel Tech's pro-rata share of the losses incurred.

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

         An income tax benefit of $150,000 was recorded in 2002, which represented a reduction of the reserve for prior years' state income tax refunds receivable, as the related receivables were collected in 2002. No provision for federal or state income taxes was recorded in any period due to the existence of net operating loss carryforwards. Fuel Tech had $32.4 million in U.S. federal income tax loss carryforwards as of December 31, 2002, the deferred tax benefit of which has been offset by a valuation allowance in Fuel Tech's balance sheet.

Liquidity and Sources of Capital

         At December 31, 2003, Fuel Tech had cash and cash equivalents of $7,812,000 and working capital of $11,026,000 versus $10,939,000 and $13,947,000 at the end of 2002. Operating activities provided $1,659,000 of cash in 2003 primarily due to Fuel Tech's operating profits. Investing activities, which used cash of $2,372,000 during the year, were comprised of the continued investment in equipment and intellectual property of $1,024,000, and by the acquisition of a fuel additive business for $1,348,000. Financing activities used cash of $2,452,000 during the year. Fuel Tech repaid its outstanding debt balance of $1,800,000 during the year and purchased, for $940,000, 274,000 of its Common Shares for retirement. Lastly, Fuel Tech generated cash from the exercise of stock options in the amount of $323,000.

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

         Also, FTI had a term loan agreement with the same bank for a total principal balance of $4.5 million. The principal balance was to be repaid in quarterly installments of $225,000 commencing on December 31, 1999, with a final principal payment of $1,575,000 due on January 31, 2003. The term loan was paid in full on January 31, 2003.

         At December 31, 2003, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $458,000 in connection with contracts in process. FTI is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2003, there were no cash borrowings under the revolving credit facility and approximately $9,542,000 was available for utilization.

         Interest payments were $39,000, $156,000 and $250,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     ---------------------------- -----------------------------------------------------------------------------------------------
                                                      Payments due by period in thousands of U.S. dollars
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
         Contractual Cash                             Less than 1
           Obligations                Total               year            2-3 years           4-5 years          Thereafter
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
     Operating Leases                $ 1,107             $ 269              $ 388               $ 370               $ 80
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
     Total Contractual Cash
     Obligations                     $ 1,107             $ 269              $ 388               $ 370               $ 80
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------

         Fuel Tech, in the normal course of business, uses bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

         -        in support of the warrantee period defined in the contract, or

         - in support of the system performance criteria that are defined in the contract

         In addition, Fuel Tech uses letters of credit as security for other obligations as needed in the normal course of business. As of December 31, 2003, Fuel Tech has outstanding bank performance guarantees and letters of credit as noted in the table below:

     ---------------------------- -----------------------------------------------------------------------------------------------
                                                 Commitment expiration by period in thousands of U.S. dollars
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
                                                       Less than 1
      Commercial Commitments           Total               year            2-3 years           4-5 years          Thereafter
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
     Standby letters of
     credit and bank
     guarantees                       $ 476              $ 397               $ 79                 -                  -
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------

Critical Accounting Policies and Estimates

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require Fuel Tech to make estimates and assumptions. Fuel Tech believes that of its significant accounting policies (see Note 1 to the consolidated financial statements) the following involves a higher degree of judgment and complexity:

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

         Fuel Tech is also exposed to changes in interest rates primarily due to its long-term debt arrangement (refer to Note 7 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS OF FUEL-TECH N.V.

We have audited the accompanying consolidated balance sheets of Fuel-Tech N.V. as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of Fuel Tech's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuel-Tech N.V. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Ernst & Young LLP
Chicago, Illinois
February 19, 2004

                                 Fuel-Tech N.V.

                           Consolidated Balance Sheets

                (in thousands of U.S. dollars, except share data)


                                                                             2003             2002
                                                               ------------------------------------
December 31

ASSETS
Current assets:
   Cash and cash equivalents                                              $ 7,812          $10,939
   Accounts receivable, net of allowances for doubtful
    accounts of $401 and $107, respectively                                 6,095            8,849
   Inventories                                                                312              420
   Prepaid expenses and other current assets                                  795              744
                                                               ------------------------------------
Total current assets                                                       15,014           20,952

Equipment, net of accumulated depreciation of $6,165 and
    $5,118, respectively                                                    2,127            2,123
Goodwill, net of accumulated amortization of $924                           2,119            2,119
Other intangible assets, net of accumulated amortization of
    $24                                                                     1,274                -
Other assets                                                                1,064              675
                                                               ------------------------------------
Total assets                                                             $ 21,598         $ 25,869
                                                               ====================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $2,244           $5,065
   Accrued liabilities:
     Employee compensation                                                    797              802
     Other accrued liabilities                                                947            1,138
                                                               ------------------------------------
Total current liabilities                                                   3,988            7,005

Note payable                                                                    -            1,800
Other liabilities                                                             299              259
                                                               ------------------------------------
Total liabilities                                                           4,287            9,064

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized,
   19,621,503 and 19,613,817 shares issued, respectively                      196              196
Additional paid-in capital                                                 89,698           90,315
Accumulated deficit                                                       (72,030)         (73,150)
Accumulated other comprehensive income                                         48               10
Treasury stock                                                             (1,133)          (1,098)
Nil coupon perpetual loan notes                                               532              532
                                                               ------------------------------------
Total shareholders' equity                                                 17,311           16,805
                                                               ------------------------------------
Total liabilities and shareholders' equity                               $ 21,598         $ 25,869
                                                               ====================================

See notes to consolidated financial statements.

                                 Fuel-Tech N.V.

                      Consolidated Statements of Operations

                (in thousands of U.S. dollars, except share data)

                                                                                     2003             2002          2001
                                                                            --------------- ----------------- -------------
                 For the years ended December 31


                  Net revenues                                                     $35,736           $32,627       $17,672

                  Costs and expenses
                      Cost of sales                                                 21,789            18,232         8,996
                      Selling, general and administrative                           11,659            10,232         8,708
                      Research and development                                       1,287             1,455         1,165
                                                                            --------------- ----------------- -------------
                                                                                    34,735            29,919        18,869
                                                                            --------------- ----------------- -------------
                  Operating income (loss)                                            1,001             2,708        (1,197)

                  Income (loss) from equity interest in affiliates                       -               196          (342)
                  Interest expense                                                     (25)             (136)         (245)
                  Other income, net                                                    144               139            37
                                                                            --------------- ----------------- -------------
                  Income (loss) before taxes                                         1,120             2,907        (1,747)
                  Income tax benefit                                                     -               150           114
                                                                            --------------- ----------------- -------------
                  Net income (loss)                                                $ 1,120           $ 3,057       $(1,633)
                                                                            =============== ================= =============

                  Net income (loss) per Common Share
                       Basic                                                         $0.06             $0.16       $ (0.09)
                       Diluted                                                        0.05              0.14         (0.09)

                  Average number of Common Shares outstanding
                       Basic                                                    19,637,000        19,350,000    18,592,000
                       Diluted                                                  22,412,000        22,437,000    18,592,000


See notes to consolidated financial statements.

                                 Fuel-Tech N.V.

                 Consolidated Statements of Shareholders' Equity

                                 (in thousands)

                                                                          Accumulated
                               Common Stock     Additional                   Other        Treasury Stock     Nil Coupon
                            ------------------   Paid-in    Accumulated  Comprehensive    --------------     Perpetual
                             Shares   Amount    Capital     Deficit      Income (Loss)     Shares  Amount     Loan Notes     Total
                            --------- -------- -----------  -----------  --------------    ------  ------    -----------  ----------


Balance at January 1,
2001                          18,527     $185     $86,097   $ (74,574)            $ 97        94 $ (1,058)      $3,820    $14,567
                            --------------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss                                                    (1,633)                                                     (1,633)
   Adjustment for fair
     value of
     derivative                                                                    (42)                                       (42)
   Foreign currency
     translation
     adjustments                                                                  (123)                                      (123)
                                                                                                                          ----------
Comprehensive loss                                                                                                         (1,798)
Conversion of nil coupon
   perpetual loan notes
   into common stock             200        2       1,220                                                       (1,222)         -
Exercise of stock options        216        3         403                                                                     406
                                                                                                                          ----------
Other                             41                                                         (30)     (40)                    (40)
                            --------------------------------------------------------------------------------------------------------
Balance at December 31,
  2001                        18,984     $190     $87,720    $(76,207)           $(68)        64 $ (1,098)      $2,598    $13,135
                            --------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                   3,057                                                       3,057
   Adjustment for fair
     value of
     derivative                                                                    42                                          42
   Foreign currency
     translation
     adjustments                                                                   36                                          36
                                                                                                                          ----------
Comprehensive income                                                                                                        3,135
Conversion of nil coupon
   perpetual loan notes
   into common stock             387        4       2,062                                                      (2,066)          -
Exercise of stock options        243        2         533                                                                     535
Other                                                                                         46
                            ------------------------------------------------------------------------------------------------------
Balance at December 31,
  2002                        19,614     $196     $90,315    $(73,150)            $ 10       110 $(1,098)       $ 532     $16,805
                            ------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                   1,120                                                       1,120
   Foreign currency
     translation
     adjustments                                                                    38                                        38
                                                                                                                          --------
Comprehensive income                                                                                                       1,158
Exercise of stock options        282        3         320                                                                    323
Purchase of shares for
  retirement                    (274)      (3)       (937)                                                                  (940)
Other                                                                                          8     (35)                    (35)
                            ------------------------------------------------------------------------------------------------------
Balance at December 31,
  2003                        19,622     $196     $89,698    $(72,030)            $ 48       118 $(1,133)       $ 532    $17,311
                            ======================================================================================================

See notes to consolidated financial statements.

                                 Fuel-Tech N.V.

                      Consolidated Statements of Cash Flows

                         (in thousands of U.S. dollars)

                                                                2003              2002           2001
                                                            --------------------------------------------
For the years ended December 31

OPERATING ACTIVITIES
Net income (loss)                                                 $1,120         $3,057       $(1,633)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation                                                   1,047            902           769
    Amortization                                                      65             41           375
    Provision for doubtful accounts                                  425            289            44
    Loss on equipment disposals/impaired assets                       32            186           156
    (Income) loss from equity interest in affiliates                   -           (196)          342
    Income tax benefit                                                 -           (150)            -
    Cash payments against German subsidiary closing reserve            -            (20)          (26)
    Cumulative translation gain                                        -              -           (90)

   Changes in operating assets and liabilities:
       Accounts receivable                                         2,329         (3,813)        2,110
       Inventories, prepaid expenses, other current assets
         and other noncurrent assets                                (382)          (214)          422
      Accounts payable, accrued liabilities, deferred
         revenue and other noncurrent liabilities                 (2,977)         2,912          (417)
      Other                                                            -              7             8
                                                            --------------------------------------------
Net cash provided by operating activities                          1,659          3,001         2,060

INVESTING ACTIVITIES
   Investment in and loans to CDT                                      -            250          (125)
   Proceeds from sale of equipment                                     -             17             -
   Acquisition of fuel additive business                          (1,348)             -             -
   Purchases of equipment and patents                             (1,024)        (1,338)       (1,016)
                                                            --------------------------------------------
Net cash used in investing activities                             (2,372)        (1,071)       (1,141)

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                         323            535           406
     Purchase of treasury shares                                     (35)             -           (40)
     Purchase of shares to be retired                               (940)             -             -
     Repayment of borrowings                                      (1,800)          (900)         (900)
                                                            --------------------------------------------
Net cash used in financing activities                             (2,452)          (365)         (534)

Effect of exchange rate fluctuations on cash                          38             36           (34)
                                                            --------------------------------------------
Net (decrease) increase in cash and cash equivalents              (3,127)         1,601           351
Cash and cash equivalents at beginning of year                    10,939          9,338         8,987
                                                            --------------------------------------------
Cash and cash equivalents at end of year                         $ 7,812        $10,939        $9,338
                                                            ============================================

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

         For the years ended December 31, 2003, 2002, and 2001, 13%, 12%, and 25% of Fuel Tech's revenues, respectively, were derived from international markets, principally in Europe and Asia.

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

Cash Equivalents and Financial Instruments

         Fuel Tech considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2003, substantially all of Fuel Tech's cash and cash equivalents are on deposit with three financial institutions. All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

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

Accounts Receivable

         Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on contracts under the percentage of completion method. At December 31, 2003 and 2002, unbilled receivables were approximately $625,000 and $1,225,000, respectively. The allowance for doubtful accounts is established based on Fuel Tech's historical level of write-off activity and management's review of specific accounts at each reporting date.

Goodwill and Other Intangibles

         The goodwill recognized as a result of prior transactions was being amortized by the straight-line method over periods of nine and 10 years. Effective January 1, 2002, Fuel Tech adopted FASB (Financial Accounting Standards Board) Statement No. 142, "Goodwill and Other Intangible Assets." Under the guidance of this statement, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed annually or more frequently if indicators arise, for impairment. In connection with the adoption of FASB No. 142, Fuel Tech completed the required transitional and annual goodwill impairment testing using the market capitalization methodology. Based on the testing performed, no impairment was indicated. The following is a reconciliation of 2001 net earnings and basic and diluted earnings per share between the amounts previously reported by Fuel Tech and the adjusted amounts that would have been reported if SFAS No. 142 had been applied in prior periods.

                                                 For the year ended
                                                     December 31
                                                        2001
                                                 ------------------

              Reported net loss                      $  (1,633,000)
              Add back: Goodwill amortization              334,000
                                                 ------------------
              Adjusted net loss                      $  (1,299,000)
                                                 ==================
              Basic earnings per share:
              Reported net loss                             $ (.09)
              Add back: Goodwill amortization                  .02
                                                 ------------------
              Adjusted net loss                             $ (.07)
                                                 ==================
              Diluted earnings per share:
              Reported net loss                             $ (.09)
              Add back: Goodwill amortization                  .02
                                                 ------------------
              Adjusted net loss                             $ (.07)
                                                 ==================

         As of October 1, 2003, Fuel Tech completed its annual fair value measurement test, and there was no evidence of impairment.

         On September 30, 2003, the Company's wholly-owned subsidiary, FTI, acquired the fuel additive business of Martin Marietta Magnesia Specialties, LLC
(MMMS). The Company believes that this acquired business is an excellent strategic fit with its fuel treatment chemical business. In addition, the Company believes that it will be able to leverage its technology with the MMMS customer base, which will improve program results and increase revenues from these accounts. Concurrently with this transaction, FTI entered into a long-term chemical supply agreement with MMMS.

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

------------------------------------------- ---------------------
           Asset Classification                Value Assigned
------------------------------------------- ---------------------
Equipment                                               $ 50,000
------------------------------------------- ---------------------
Intangible assets subject to amortization              1,298,000
------------------------------------------- =====================
Total                                                 $1,348,000
------------------------------------------- ---------------------


         The $1,298,000 was recorded as other intangible assets on the consolidated balance sheet. This amount principally represents a customer intangible asset that is being amortized over a period of 15 years. The estimated amortization expense related to these intangible assets is expected to approximate $100,000 per year for the five-year period ending December 31, 2008.

         Lastly, included with other assets on the consolidated balance sheet, are third-party costs related to the development of patent rights. These costs are being amortized by the straight-line method over a period of 10 years from the date of patent issuance. Patent maintenance fees are charged to operations as incurred. Further, the estimated amortization expense related to Fuel Tech's intangible patent assets is expected to approximate $40,000 per year for the five-year period ending December 31, 2008.

Equipment

         Equipment is stated on the basis of cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives as follows:

     Laboratory equipment.........................................5-10 years
     Furniture and fixtures.......................................3-10 years
     Field equipment...............................................3-4 years
     Vehicles........................................................3 years
     Computer equipment and software...............................2-3 years

Accounting for the Impairment of Long-Lived Assets

         Fuel Tech reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The impact of such losses on Fuel Tech was $32,000 and $90,000 for the years ended December 31, 2003 and 2002, respectively, and such amounts are recorded in the "Other income, net," line item in the consolidated statement of operations.

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

         If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, Fuel Tech's net income (loss) and income
(loss) per share would have been adjusted as follows for the years ended December 31:

             --------------------------- -------------------------- ---------------- ------------------- ---------------
             (in thousands, except                                        2003               2002              2001
             share data)
             --------------------------- -------------------------- ---------------- ------------------- ---------------
             Net income (loss)
             --------------------------- -------------------------- ---------------- ------------------- ---------------
                                         As reported                         $1,120              $3,057        $(1,633)
             --------------------------- -------------------------- ---------------- ------------------- ---------------
                                         As adjusted                            363               2,083         (2,329)
             --------------------------- -------------------------- ---------------- ------------------- ---------------

             --------------------------- -------------------------- ---------------- ------------------- ---------------
             Basic and diluted income
             (loss) per share:
             --------------------------- -------------------------- ---------------- ------------------- ---------------
                                         Basic - as reported                   $.06                $.16          $(.09)
             --------------------------- -------------------------- ---------------- ------------------- ---------------
                                         Basic - as adjusted                   $.02                $.11          $(.13)
             --------------------------- -------------------------- ---------------- ------------------- ---------------

             --------------------------- -------------------------- ---------------- ------------------- ---------------
                                         Diluted - as reported                 $.05                $.14          $(.09)
             --------------------------- -------------------------- ---------------- ------------------- ---------------
                                         Diluted - as adjusted                 $.02                $.09          $(.13)
             --------------------------- -------------------------- ---------------- ------------------- ---------------


         In accordance with the provisions of SFAS No. 123, the "As adjusted" disclosures include only the effect of stock options granted after 1994. The application of the "As adjusted" disclosures presented above are not representative of the effects SFAS No. 123 may have on such operating results in future years due to the timing of stock option grants and considering that options vest over a period of immediately to four years.

Basic and Diluted Earnings Per Common Share

         Basic earnings per share excludes the dilutive effects of stock options and of the nil coupon non-redeemable convertible unsecured loan notes (see Note
4). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes and of stock options and warrants. The following table sets forth the weighted-average shares used at December 31 in calculating earnings per share (in thousands):

      ------------------------------------------------ ------------------------- ------------------------ ---------------------
                                                                2003                     2002                    2001
      ------------------------------------------------ ------------------------- ------------------------ ---------------------
      Basic weighted-average shares                                    19,637                   19,350                18,592
      ------------------------------------------------ ------------------------- ------------------------ ---------------------
      Conversion of unsecured loan notes                                   85                       85                     -
      ------------------------------------------------ ------------------------- ------------------------ ---------------------
      Unexercised options and warrants                                  2,690                    3,002                     -
      ------------------------------------------------ ------------------------- ------------------------ ---------------------
      Diluted weighted-average shares                                  22,412                   22,437                18,592
      ------------------------------------------------ ========================= ======================== =====================

2. Taxation

         At December 31, 2003, FTI had tax losses available for offset against future years' earnings of approximately $17.5 million in the United States. In 2003, approximately $13.1 million in tax losses expired, and $1.8 million were utilized. For financial statement purposes, a valuation allowance has been recorded to offset the tax benefit of these carryforwards. Under the provisions of the U.S. Tax Reform Act of 1986, utilization of Fuel Tech's U.S. federal income tax loss carryforwards may be limited should ownership changes exceed 50% within a three-year period. The U.S. federal tax loss carryforwards expire as follows (in thousands):

                           2004                $ 4,639
                           2005                  5,467
                           2006                  1,987
                           2007                  2,325
                           2008                  1,480
                           2009                    220
                           2010                    309
                           2011                    884
                           2012                     40
                           2021                    117
                                               -------
                                               $17,468
                                               =======

         The components of income (loss) before taxes for the years ended December 31 are as follows (in thousands):

           --------------------------------------------- ------------------- ------------------- --------------------
           Origin of income (loss) before taxes                 2003                2002                2001
           --------------------------------------------- ------------------- ------------------- --------------------
           United States                                             $2,210              $3,689                $  (9)
           --------------------------------------------- ------------------- ------------------- --------------------
           Foreign                                                   (1,090)               (782)              (1,738)
           --------------------------------------------- ------------------- ------------------- --------------------
           Income (loss) before taxes                                $1,120              $2,907              $(1,747)
           --------------------------------------------- =================== =================== ====================

         A reconciliation between the (benefit) provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated (benefit) provision in the consolidated statements of operations for the years ended December 31 is as follows (in thousands):

------------------------------------ -----------  ----------  -----------
                                          2003        2002         2001
------------------------------------ -----------  ----------  -----------
Provision (benefit) at the U.S.
federal statutory rate                     $ 392      $1,040        $(611)
------------------------------------ -----------  ----------  -----------
Foreign losses without tax benefit           382         274          608
------------------------------------ -----------  ----------  -----------
Valuation allowance adjustment              (774)     (1,314)           -
------------------------------------ -----------  ----------  -----------
State income taxes                             -        (150)           -
------------------------------------ -----------  ----------  -----------
Foreign (benefit) income taxes                 -           -         (114)
------------------------------------ -----------  ----------  -----------
Other                                          -           -            3
------------------------------------ -----------  ----------  -----------
(Benefit) provision for income taxes       $   -      $ (150)      $ (114)
------------------------------------ ===========  ==========  ===========


         Fuel Tech did not record a financial impact from income taxes in 2003. The income tax benefit of $150,000 that was recorded in 2002 represented a reduction in the reserve for prior years' state income tax refunds receivable, as the refunds were collected in 2002. The benefit of $114,000 recorded in 2001 was related to its Italian subsidiary.

         The reduction in the valuation allowance in 2003 and 2002 results primarily from the utilization of tax loss carryforwards where a valuation allowance had previously been provided.

         Temporary differences arising from treating income and expense items for financial reporting purposes differently than for tax return purposes are not material.

3. COMMON SHARES

         At December 31, 2003, Fuel Tech had 19,621,503 Common Shares issued, with an additional 84,787 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 4) and 2,447,050 shares reserved for issuance upon the exercise of stock options, 1,436,050 of which are currently exercisable (see Note 5).

4. NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

         At December 31, 2003 and 2002, Fuel Tech had $533,500 principal amount of nil coupon non-redeemable convertible unsecured perpetual loan notes (the "Loan Notes") outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 or $11.43 per share. The Loan Notes bear no interest and have no maturity date. They are generally repayable only in the event of Fuel Tech's dissolution and, accordingly, have been classified within shareholders' equity in the accompanying balance sheet.

         During 2002, Loan Notes in the principal amount of $2,125,000 were converted into 185,937 Common Shares. There were no conversions in 2003.

5. STOCK OPTIONS AND WARRANTS

         Fuel Tech has granted stock options under the 1993 Incentive Plan ("1993 Plan"). Under the 1993 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be such of Fuel Tech's directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech's business. The amount of shares that may be issued or reserved for awards to participants under a 1998 amendment to the 1993 Plan is 12.5% of outstanding shares. In 2003, 2002 and 2001, 475,500, 424,000 and 472,500 options, respectively, were granted to employees and directors.

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

         The fair value of each option grant, for "As adjusted" disclosure purposes in Note 1, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

                                                2003        2002         2001
                                             -------     -------      -------
         Expected dividend yield               0.00%       0.00%        0.00%
         Risk-free interest rate               2.80%       2.60%        4.40%
         Expected volatility                   59.1%       74.7%       115.1%
         Expected life of option             4 years     4 years      4 years

         The following table presents a summary of Fuel Tech's stock option activity and related information for the years ended December 31:

                                                  2003                          2002                          2001
                                        Number         Weighted-        Number         Weighted-         Number      Weighted-
                                          of            Average           of            Average            of         Average
                                        Options     Exercise Price      Options      Exercise Price     Options    Exercise Price
                                    ---------------------------------------------------------------------------------------------

                                    ---------------------------------------------------------------------------------------------
                                    ---------------------------------------------------------------------------------------------
 Outstanding at beginning of year         2,207,000         $  2.71       2,155,500          $  2.34      2,052,000      $  2.34
 Granted                                    475,500            3.93         424,000             5.82        472,500         2.15
 Exercised                                 (207,950)           2.16        (243,250)            2.20       (215,500)        1.89
 Expired or forfeited                       (27,500)           3.99        (129,250)            6.23       (153,500)        2.71
                                    ---------------------------------------------------------------------------------------------
 Outstanding at end of year               2,447,050         $  3.00       2,207,000          $  2.71      2,155,500      $  2.34
                                    ---------------------------------------------------------------------------------------------

 Exercisable at end of year               1,436,050         $  2.28       1,220,625          $  2.30      1,086,250      $  2.66
 Weighted -average fair value of
   options granted during the year                          $  1.89                          $  3.31                     $  1.66

         The following table summarizes information about stock options outstanding at December 31, 2003:

                                      Options Outstanding                                            Options Exercisable
         -----------------------------------------------------------------------------------------------------------------------
                                                      Weighted-Average      Weighted-                              Weighted-
              Range of           Number of              Remaining            Average            Number of           Average
          Exercise Prices         Options            Contractual Life      Exercise Price       Options         Exercise Price
         -----------------------------------------------------------------------------------------------------------------------
          $1.47 - $3.26            1,528,050           5.58 years             $   1.90                                 $   1.92
                                                                                                 1,256,050
          $3.60 - $6.27              919,000           8.96 years             $   4.84             180,000             $   4.83
                              --------------                                                --------------
          $1.47 - $6.27            2,447,050           6.85 years             $   3.00           1,436,050             $   2.28
         -----------------------------------------------------------------------------------------------------------------------

         In addition to the above, Fuel Tech has 2,562,500 warrants outstanding to purchase Common Shares at an exercise price of $1.75. The warrants expire on April 30, 2008.

6. Commitments

Operating Leases

         Fuel Tech leases office space, autos and certain equipment under agreements expiring on various dates through 2009. Future minimum lease payments at December 31, 2003 are as follows (in thousands):

         --------------------------------- ------------------------
                 Year of Payment                   Amount
         --------------------------------- ------------------------
                       2004                         $269
         --------------------------------- ------------------------
                       2005                          194
         --------------------------------- ------------------------
                       2006                          194
         --------------------------------- ------------------------
                       2007                          186
         --------------------------------- ------------------------
                       2008                          184
         --------------------------------- ------------------------
                    Thereafter                        80
         --------------------------------- ------------------------

         For the years ended December 31, 2003, 2002 and 2001, rent expense approximated $618,000, $584,000 and $581,000, respectively.

Performance Guarantees

         The majority of Fuel Tech's long-term equipment construction contracts contain language guaranteeing that the performance of the system that is being sold to the customer will meet specific criteria. On occasion, bank performance guarantees and letters of credit are issued to the customer in support of the construction contracts as follows:

         -        in support of the warrantee period defined in the contract, or
         - in support of the system performance criteria that are defined in the contract

         As of December 31, 2003, Fuel Tech has outstanding bank performance guarantees and letters of credit in the amount of $356,000 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. Management of Fuel Tech believes that these projects will be successfully completed and that there will not be a materially adverse impact on Fuel Tech's operations from these bank performance guarantees and letters of credit.

7. DEBT FINANCING

         FTI has a $10.0 million revolving credit facility expiring July 31, 2004, which is collateralized by all personal property owned by FTI. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest at the bank's prime rate, or at an optional rate that can be selected by FTI which is based on the bank's Interbank Offering Rate plus 2.25%. The $10.0 million revolving credit facility was obtained via an amendment, effective December 31, 2002, that increased the credit facility from $6.0 million to $10.0 million and extended the agreement until July 31, 2004.

         Also, FTI had a term loan agreement with the same bank for a total principal balance of $4.5 million. The principal balance was to be repaid in quarterly installments of $225,000 commencing on December 31, 1999, with a final principal payment of $1,575,000 due on January 31, 2003. The term loan was paid in full on January 31, 2003.

         At December 31, 2003, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $458,000 in connection with contracts in process. FTI is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2003, there were no cash borrowings under the revolving credit facility and approximately $9,542,000 was available for utilization.

         Interest payments were $39,000, $156,000 and $250,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

8. RELATED PARTY TRANSACTIONS

         Fuel Tech has an 11.6% common stock ownership interest in Clean Diesel Technologies, Inc. (CDT), at December 31, 2003. Fuel Tech is precluded from selling its interest in CDT except pursuant to a registration statement, or in a broker/dealer transaction within the limitations of Rule 144 of the Securities and Exchange Commission, or in an exempt private placement within the limitations of Rule 144 of the Securities and Exchange Commission. Fuel Tech's investment in CDT, whose shares are publicly traded on the OTC Bulletin Board and the Alternative Investment Market of the London Stock Exchange, had a market value of $5.2 million at December 31, 2003, which is not reflected on Fuel Tech's balance sheet.

         On August 3, 1995, Fuel Tech signed a Management and Services Agreement with CDT. According to the agreement, CDT is to reimburse Fuel Tech for management, services and administrative expenses incurred by Fuel Tech on behalf of CDT. Additionally, Fuel Tech charges CDT an additional 3% of such costs annually.

         For the years ended December 31, 2003, 2002 and 2001, $69,000, $69,000 and $73,000, respectively, was charged to CDT as a management fee.

         On November 11, 1998, a pre-existing $495,000 demand note, with interest at 8%, and a $500,000 bridge loan and interest thereon of $20,000 were converted into 2,029 shares of Series A Convertible Preferred stock in CDT. Each preferred share was convertible into 333.33 shares of CDT common stock. In April 2000 Fuel Tech purchased 300 additional convertible preferred shares of CDT for $225,000, which had the same convertible provisions noted above. As a result of the continuing losses incurred by CDT, Fuel Tech recorded a loss of $225,000 in 2000 based on its pro-rata share of CDT's operating results for the year. The CDT common and preferred stock has no carrying value in Fuel Tech's balance sheet as of December 31, 2003 and 2002, and the 11.6% investment is being accounted for using the cost method.

         In November 2000, Fuel Tech committed to lend CDT $250,000 as part of a $1.0 million loan facility between CDT, Fuel Tech and other entities. In December 2000, Fuel Tech loaned CDT $125,000 as its share of the first $500,000 draw down under the terms of the loan facility. This amount was included in the prepaid expenses and other current assets line item on the consolidated balance sheet as of December 31, 2000. In March 2001, Fuel Tech loaned CDT $125,000 as its share of the second $500,000 draw down under the terms of the loan facility. The principal balance on both loan installments, with accrued interest at 10% per annum, was payable on May 14, 2002. For its participation in the loan facility and for its $250,000 contribution, Fuel Tech received 25,000 warrants to purchase CDT common stock. The warrants have an exercise price of $2.00 and can be exercised on or before November 14, 2010. Because of the continuing losses incurred by CDT, the carrying value of the loans was reduced to $0 as of December 31, 2001 based on Fuel Tech's pro-rata share of the losses incurred. Consequently, a $250,000 loss was recorded during 2001. In the first quarter of 2002, CDT repaid the entire amount of the loans plus interest. The payment of the $250,000 principal value of the loan was recorded as income in the first quarter of 2002, along with approximately $24,000 in interest income. The value assigned to these warrants on the consolidated balance sheet at December 31, 2003 and 2002, is not significant.

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

         On April 30, 1998, FTI entered into an agreement with American Bailey Corporation (ABC) for it to provide certain management and consulting services to FTI. Principals of ABC currently own 24% of Fuel Tech's Common Shares and also own warrants to purchase an additional 2.6 million shares, which expire on April 30, 2008. No fees were to be payable under the agreement for the first 24 months. This agreement was amended in 1999 to extend its term to April 30, 2002, and provide for the payment of a management fee of $10,417 per month commencing September 1, 1999, through May 1, 2000, and $20,833 per month until the termination of the agreement. The agreement was further amended effective May 1, 2002 to increase the management fee to $29,167 per month until the termination of the agreement as of April 30, 2004. Effective January 1, 2004, this agreement was terminated.

         As of January 1, 2004, two former employees of ABC who were Directors of Fuel Tech became employees of FTI. Concurrently, in early 2004, a new agreement was put in place between FTI and ABC. Effective January 1, 2004, a compensation agreement was established whereby ABC will reimburse FTI for certain services that employees of FTI will provide to ABC.

9. DEFINED CONTRIBUTION PLAN

         Fuel Tech has a retirement savings plan available for all U.S. employees who have met minimum length-of-service requirements. Fuel Tech's contributions are determined based upon amounts contributed by Fuel Tech's employees with additional contributions made at the discretion of Fuel Tech's Board of Directors. Costs related to this plan were $341,000, $180,000 and $150,000 in 2003, 2002 and 2001, respectively.

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

For the years ended December 31                                        2003               2002                 2001
                                                                 -------------------------------------------------------

Revenues:
    United States                                                  $ 30,965,000       $ 28,724,000         $ 13,246,000
    Foreign                                                           4,771,000          3,903,000            4,426,000
                                                                 --------------    ---------------     ----------------
                                                                   $ 35,736,000       $ 32,627,000         $ 17,672,000
                                                                 ==============    ===============     ================

Operating income (loss):
    United States                                                   $ 1,075,000        $ 2,654,000         $ (1,143,000)
    Foreign                                                             (74,000)            54,000              (54,000)
                                                                 --------------    ---------------     ----------------
                                                                    $ 1,001,000        $ 2,708,000         $ (1,197,000)
                                                                 ==============    ===============     ================

December 31                                                            2003               2002                2001
                                                                 -------------------------------------------------------
Assets:
    United States                                                  $ 19,487,000       $ 24,393,000         $ 18,952,000
    Foreign                                                           2,111,000          1,476,000            1,376,000
                                                                 ---------------   ---------------     ----------------
                                                                   $ 21,598,000       $ 25,869,000         $ 20,328,000
                                                                 ==============    ===============     ================

QUARTERLY FINANCIAL DATA

Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2003 and 2002.

For the quarter ended:                                March 31          June 30         September 30       December 31
                                                    ---------------------------------------------------------------------

(in thousands, except share data)

2003:
    Net sales                                             $ 8,036          $ 9,968           $ 10,178            $ 7,554
    Cost of sales                                           5,409            6,411              5,592              4,377
    Net (loss) income                                        (517)             600              1,317               (280)
    Net (loss) income per Common Share:
       Basic                                                ($.03)            $.03               $.07              ($.01)
       Diluted                                              ($.03)            $.03               $.06              ($.01)

2002:
    Net sales                                             $ 5,221          $ 8,021            $ 8,033           $ 11,352
    Cost of sales                                           2,583            4,130              4,462              7,057
    Net income                                                312            1,029                379              1,337
    Net income per Common Share:
       Basic                                                 $.02             $.05               $.02               $.07
       Diluted                                               $.01             $.05               $.02               $.06

11. PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets (at December 31)                                       2003               2002
                                                                 --------------    ---------------
Assets:

    Receivable and other current assets                            $    96,000        $    72,000
    Investments in subsidiaries                                     15,233,000         16,915,000
                                                                 --------------    ---------------
    Total assets                                                   $15,329,000        $16,987,000
                                                                 ==============    ===============

Liabilities and shareholders' equity:

Liabilities:

    Accounts payable and accrued expenses                          $    90,000        $   182,000

Shareholders' equity                                                15,239,000         16,805,000
                                                                 --------------    ---------------
Total liabilities and shareholders' equity                         $15,329,000        $16,987,000
                                                                 ==============    ===============


Satements of Operations (for the years ended December 31)             2003              2002                 2001
                                                                 --------------    ---------------     ----------------
    Loss from operations                                           $  (763,000)       $  (710,000)       $    (952,000)
    Interest and other income, net                                           -            222,000              129,000
    Income (loss) from equity investment in subsidiary               1,883,000          3,545,000             (810,000)
                                                                 --------------    ---------------     ----------------
    Net income (loss)                                              $ 1,120,000        $ 3,057,000        $  (1,633,000)
                                                                 ==============    ===============     ================


Statements of Cash Flow (for the years ended December 31)             2003               2002                2001
                                                                 --------------    ---------------     ----------------

Operating activities:
    Net cash used in operating activities                          $  (880,000)       $  (757,000)       $    (521,000)
                                                                 --------------    ---------------     ----------------

Investing activities:
    Investment in and loans to CDT                                           -            250,000             (125,000)
                                                                 --------------    ---------------     ----------------
    Net cash provided by (used in) investing activities                      -            250,000             (125,000)

Financing activities:
    Dividend from FTI                                                1,532,000            (28,000)             280,000
    Exercise of stock options                                          323,000            535,000              406,000
    Purchase of treasury stock/other                                   (35,000)                 -              (40,000)
    Purchase of shares to be retired                                  (940,000)                 -                    -
                                                                 --------------    ---------------     ----------------
    Net cash provided by investing activities                          880,000            507,000              646,000

    Net decrease in cash and cash equivalents                                -                  -                    -

    Cash and cash equivalents at beginning of period                         -                  -                    -
                                                                 --------------    ---------------     ----------------
    Cash and cash equivalents at end of period                     $         -        $         -        $           -
                                                                 ==============    ===============     ================

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9a. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The Company's principal executive and financial officers have concluded, based on such evaluations, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

         There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluations that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item will be set forth under the captions "Election of Directors," "Directors and Executive Officers of Fuel Tech," "Compensation Committee," "Audit Committee," and "Financial Experts" in Fuel Tech's Proxy Statement related to the 2004 Annual General Meeting of Shareholders (the `Proxy Statement") and is incorporated by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information required by this Item will be set forth under the caption "Approval of Appointment of Auditors" in the Proxy Statement and is incorporated by reference.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


(a)     (1) Financial Statements

         The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 2003 and 2002
         Consolidated Statements of Operations for Years Ended December 31, 2003, 2002 and 2001
         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
         Notes to Consolidated Financial Statements

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
                 Institute and Fuel Tech, Inc.
 ooo3.20      The Amended and Restated Business Loan Agreement dated as of August 31, 1999 between Bank of America, National
                 Association and FTI; as amended through December 31, 2002
 oo 19.2      Those portions of the Proxy Statement to be distributed to Shareholders of Fuel Tech for the 2004 Annual General
                 Meeting of Shareholders of Fuel-Tech N.V. specifically incorporated by reference into this Annual Report on Form
                 10-K.
  o 23.1      Consent of Ernst & Young LLP
  o 31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


  o 31.2      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  o 32        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*             Filed with Registration Statement on Form 20-F, No. 000-21724 of August 26, 1993, as amended
**            Filed with Registrant's Report on Form 6-K for the month of March 1998
+             Filed with Registrant's Report on Form 20-F for the year 1997
o             Filed herewith
oo            To be filed with the Registrant's definitive proxy material for its 2003 Annual General Meeting
ooo           Filed with Registrant's report on Form 10-K for the year 2002
#             Confidential information removed and filed separately
&             Filed with Registrant's report on Form 10-K for the year 1999

(b)  Reports on Form 8-K

-      The Company filed form 8-K on October 28, 2003. This filing included the Company's third quarter 2003 earnings press release.
-      The Company filed form 8-K on December 23, 2003. This filing announced the Company's initiation of a program to purchase its common stock.

                          SIGNATURES AND CERTIFICATIONS

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 15, 2004       By: /s/ Ralph E. Bailey
                               -------------------
                               Ralph E. Bailey
                               Chairman, Managing Director
                               and Chief Executive Officer


Date: March 15, 2004       By: /s/ Vincent J. Arnone
                               ---------------------
                               Vincent J. Arnone
                               Chief Financial Officer,
                               Vice President and
                               Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel-Tech N.V. and in the capacities and on the date indicated.

Date: March 15, 2004

       /s/ Ralph E. Bailey                  Chairman, Managing Director and Chief Executive Officer
           Ralph E. Bailey                  (Principal Executive Officer)

       /s/ Vincent J. Arnone                Chief Financial Officer, Vice President and Treasurer
           Vincent J. Arnone                (Principal Financial and Accounting Officer)

        /s/ Douglas G. Bailey               Managing Director
            Douglas G. Bailey

        /s/ Thomas J. Shaw                  Managing Director
            Thomas J. Shaw

        /s/ Miguel Espinosa                 Managing Director
            Miguel Espinosa

        /s/ Samer S. Khanachet              Managing Director
            Samer S. Khanachet

        /s/ Charles W. Grinnell             Managing Director, Vice President, General Counsel and Corporate Secretary
            Charles W. Grinnell

       Tarma Trust Management N.V.          Managing Director
       By: /s/ Robert W. Huyzen
               Robert W. Huyzen
               Managing Director