Form 10-K/A
period 2003-12-31
FUEL TECH N V
filed 2004-04-13
CIK 846913

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K/A-1

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

                                Explanatory Note

This amendment to Form 10-K for the period ended December 31, 2003 is filed to conform the certifications on Exhibits 31.1 and 31.2 to the form as stipulated in Item 601 of Regulation S-K and to make a correction to the certification on
Exhibit 32.

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


Date: As of March 15, 2004               By: /s/ Ralph E. Bailey
                                         -------------------
                                         Ralph E. Bailey
                                         Chairman, Managing Director
                                         and Chief Executive Officer


Date: As of March 15, 2004               By: /s/ Vincent J. Arnone
                                         ---------------------
                                         Vincent J. Arnone
                                         Chief Financial Officer,
                                         Vice President and
                                         Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel-Tech N.V. and in the capacities and on the date indicated.

Date: As of March 15, 2004

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