Form 10-Q
period 2004-03-31
FUEL TECH N V
filed 2004-05-13
CIK 846913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2004

                                       or

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

As of April 24, 2004, there were outstanding 19,625,343 shares of Common Stock, par value $0.01 per share, of the registrant.


================================================================================

                                 FUEL-TECH N.V.
            Form 10-Q for the three-month period ended March 31, 2004

                                      INDEX

                                                                                                     Page
                                                                                                     ----

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 2004                           1
                  and December 31, 2003

                  Condensed Consolidated Statements of Operations for the Three                        2
                  Month Periods Ended March 31, 2004 and 2003

                  Condensed Consolidated Statements of Cash Flows for the Three                        3
                  Month Periods Ended March 31, 2004 and 2003

                  Notes to the Condensed Consolidated Financial Statements                             4

Item 2.           Management's Discussion and Analysis of                                              8
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                          11

Item 4.           Controls and Procedures                                                             11

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                   12
Item 2.           Changes in Securities                                                               12
Item 3.           Defaults upon Senior Securities                                                     12
Item 4.           Submission of Matters to a Vote of Security Holders                                 12
Item 5.           Other Information                                                                   12
Item 6.           Exhibits and Reports on Form 8-K                                                    12


SIGNATURES                                                                                            13

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. dollars, except share data)

                                                               March 31,          December 31,
                                                                  2004                2003
                                                            ---------------      ---------------
                                                              (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $         6,115      $         7,812
Accounts receivable, net                                              5,380                6,095
Prepaid expenses and other current assets                             1,306                1,107
                                                              -------------      ---------------

Total current assets                                                 12,801               15,014

Equipment, net of accumulated depreciation of
$6,282 and $6,165, respectively                                       2,666                2,127
Goodwill, net of accumulated amortization of
  $924                                                                2,119                2,119
Other intangible assets, net of accumulated amortization
  of $48 and $24, respectively                                        1,250                1,274
Other                                                                   808                1,064
                                                            ---------------      ---------------
Total assets                                                $        19,644      $        21,598
                                                            ===============      ===============


Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                            $         1,750      $         2,244
Accrued expenses                                                        812                1,744
                                                            ---------------      ---------------

Total current liabilities                                             2,562                3,988



Other liabilities                                                       295                  299
                                                            ---------------      ---------------

Total liabilities                                                     2,857                4,287

Stockholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 19,623,553
  and 19,621,503 shares issued, respectively                            196                  196
Additional paid-in capital                                           89,702               89,698
Accumulated deficit                                                 (72,536)             (72,030)
Accumulated other comprehensive income                                   26                   48
Treasury stock                                                       (1,133)              (1,133)
Nil coupon perpetual loan notes                                         532                  532
                                                            ---------------      ---------------

Total stockholders' equity                                           16,787               17,311
                                                            ---------------      ---------------
Total liabilities and stockholders' equity                  $        19,644      $        21,598
                                                            ===============      ===============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)


                                                         Three Months Ended
                                                              March 31
                                                        2004           2003
                                                   ----------------------------
Net sales                                          $      6,152    $      8,036

Costs and expenses:
Cost of sales                                             3,216           5,409
Selling, general and administrative                       3,152           2,854
Research and development                                    303             311
                                                   ------------    ------------

Operating loss                                             (519)           (538)

Interest expense                                              -             (16)
Other income, net                                            13              37
                                                   ------------    ------------

Loss before taxes                                          (506)           (517)

Income tax benefit                                            -               -
                                                   ------------    ------------

Net loss                                           $       (506)   $       (517)
                                                   ============    ============

Net loss per common share:

     Basic                                               $ (.03)         $ (.03)
                                                   ============    ============
     Diluted                                             $ (.03)         $ (.03)
                                                   ============    ============

Average number of common shares outstanding:

     Basic                                           19,504,000      19,552,000
                                                   ============    ============
     Diluted                                         19,504,000      19,552,000
                                                   ============    ============



See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                          Three Months Ended
                                                               March 31
                                                           2004          2003
                                                         ----------------------
Operating activities
Net cash used in
   operating activities                                  $   (829)     $ (2,137)
                                                         --------      --------

Investing activities
Purchases of equipment and patents                           (850)         (328)
                                                         --------      --------
Net cash used in investing activities                        (850)         (328)
                                                         --------      --------

Financing activities
Exercise of stock options                                       4           108
Purchase of treasury shares                                     -           (35)
Repayment of borrowings                                         -          (225)
                                                         --------      --------
Net cash provided by (used in)
   financing activities                                         4          (152)
                                                         --------      --------

Effect of exchange rate fluctuations on cash                  (22)            6
                                                         --------      --------

Net decrease in cash and
   cash equivalents                                        (1,697)       (2,611)

Cash and cash equivalents at beginning
   of period                                                7,812        10,939
                                                         --------      --------

Cash and cash equivalents at
   end of period                                         $  6,115      $  8,328
                                                         ========      ========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


Note A: Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel-Tech N.V.'s annual report on Form 10-K for the year ended December 31, 2003.

         Fuel-Tech N.V. through its subsidiaries (the "Company"), is a technology company active in the business of air pollution control. The Company, incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22--24 in Curacao under No. 1334/N.V.

Note B: Earnings Per Share Data

         Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Such amounts have been excluded for the three-month periods ended March 31, 2004 and 2003, respectively, as they are antidilutive to the net loss for these periods. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three month periods ended March 31, 2004 and 2003:

                                                           Three months ended
                                                          2004            2003
                                                        ----------------------
 Basic weighted-average shares                             19,504       19,552
 Conversion of unsecured loan notes                             -            -
 Unexercised options and warrants                               -            -
                                                        ----------------------
 Diluted weighted-average shares                           19,504       19,552
                                                        ======================


Note C: Total Comprehensive Loss

         Total comprehensive loss for the Company is comprised of net loss and the impact of foreign currency translation. The total comprehensive loss was $528,000 and $511,000 for the three-month periods ended March 31, 2004 and 2003, respectively.


                                             For the three months ended
                                                     March 31
                                     ------------------------------------------
                                           2004                    2003
                                     ------------------     -------------------

Comprehensive loss:
    Net loss                               $  (506,000)           $  (517,000)
    Foreign currency translation               (22,000)                 6,000
                                     ------------------     -------------------
                                           $  (528,000)           $  (511,000)
                                     ==================     ===================

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

         If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," Fuel Tech's net loss and loss per share would have been adjusted as follows for the three month periods ended March 31, 2004 and 2003:

    (in thousands except                                 For the three months
     per share amounts)                                     ended March 31
                                                         2004          2003
                                                      ------------ -------------
     Net loss
                               As reported                $ (506)      $ (517)
                               As adjusted                  (675)        (673)

     Basic and diluted loss
     per share:
                               Basic - as reported        $ (.03)      $ (.03)
                               Basic - as adjusted        $ (.04)      $ (.03)

                               Diluted - as reported      $ (.03)      $ (.03)
                               Diluted - as adjusted      $ (.04)      $ (.03)

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

         At March 31, 2004, there are no borrowings outstanding on the facility.

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

                                                For the three months ended
                                                         March 31
                                              ------------------------------
                                                 2004               2003
                                              -----------        -----------
Revenues:
    United States                             $ 4,577,000        $ 6,879,000
    Foreign                                     1,575,000          1,157,000
                                              -----------        -----------
                                              $ 6,152,000        $ 8,036,000
                                              ===========        ===========

Operating income (loss):
    United States                             $  (579,000)       $  (585,000)
    Foreign                                        60,000             47,000
                                              -----------        -----------
                                              $  (519,000)       $  (538,000)
                                              ===========        ===========

                                               March 31,         December 31,
                                                 2004                2003
                                              -----------        -----------
Assets:
    United States                             $17,805,000         $19,487,000
    Foreign                                     1,839,000           2,111,000
                                              -----------         -----------
                                              $19,644,000         $21,598,000
                                              ===========         ===========

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the three months ended March 31, 2004 and 2003 were $6,152,000 and $8,036,000, respectively. The decline reflects the expected reduction in revenues derived from the NOx reduction project business. As referred to previously, although the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation is effective as of May 31, 2004, there are several factors that have led to a slowing of equipment orders in the air pollution control business in recent months. Depressed NOx allowance prices for 2004, which are the result of weak demand for power and the existence of a shortened ozone season, have caused some utilities to delay capital spending and to meet their requirements on a short-term basis through the purchase of allowances and other temporary means. In addition, many utilities continue to experience significant capital constraints. Based on these market factors, the air pollution control business did weaken during the latter portion of 2003, and is expected to remain weak during the remainder of the first half of 2004. It is expected that the second half of 2004 will start to show improvement, with increased strength in 2005 and 2006. Fuel Tech continues to work towards developing alliance agreements with critical customers as they look to finalize their compliance plans.

         The decline in NOx reduction project revenues was partially offset by a 116% increase in Fuel treatment chemical revenues, as this product line contributed revenues at a record level during the first quarter of 2004. Revenues derived from Western coal-fired utility boilers had the largest year on year impact, and positive contributions were attained from utilities burning oil, both in the United States and in foreign locations. Contributions from the customer accounts acquired from Martin Marietta Magnesia Specialties, LLC on September 30, 2003, were greater than expected.

         Fuel Tech believes that its success on several Western coal-fired utility boilers, along with intensely focused sales and marketing efforts and the utilization of strategic partners in related businesses, will lead to further penetration of the Western coal-fired utility market in the near future. This market represents the largest market opportunity for the fuel treatment chemical business and penetration into this market is a priority. The Company's TIFI (targeted in-furnace injection) technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium. Fuel Tech has received two additional orders for demonstrations on coal-fired boilers in 2004, and additional orders are expected.

         Cost of sales as a percentage of net sales for the three-month period ended March 31, 2004 declined to 52% from 67% in the first quarter of the prior year. A significantly larger percentage of the revenues for the first three months of 2003 were generated by NOx reduction projects (in particular turnkey projects) than in 2004. Further, gross margins from the fuel treatment chemical product line are greater than the NOx reduction project business.

         Selling, general and administrative expenses were $3,152,000 and $2,854,000 for the three months ended March 31, 2004 and 2003, respectively. The increase is due primarily to the addition of sales resources for the fuel treatment chemical business.

         Research and development expenses for the quarter ended March 31, 2004 were at the same level as the prior year. The Company continues to pursue commercial applications for its technologies outside of its traditional markets.

         There was no Interest expense recorded for the three month period ended March 31, 2004. In the second quarter of 2003 the Company paid off the entirety of its outstanding debt balance.

         The decline in other income and (expense) for the three months ended March 31, 2004 versus the prior year was due primarily to a reduction in interest income resulting from the decrease in short-term rates and to a slight reduction in the average outstanding cash balance.

         No provision for federal or state income taxes was recorded during the three-month period ended March 31, 2004 due to the net loss.

Liquidity and Sources of Capital

         For the three months ended March 31, 2004, the Company used cash for operating activities in the amount of $829,000, while $2,137,000 was used by operating activities for the same period in 2003. The reduction in the use of cash from operations was due primarily to a lesser reduction in accounts payable and accrued expenses during the first quarter of 2004 than was experienced during the first quarter of 2003.

         At March 31, 2004 and December 31, 2003, the Company had cash and cash equivalents of $6,115,000 and $7,812,000, respectively, while working capital for the same two periods was $10,239,000 and $11,026,000, respectively. The decline in cash and working capital from December 31, 2003 was driven by the net loss, and by the investment in equipment to support the fuel treatment chemical business.

Forward-Looking Statements

         Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2003.


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

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of
             Securities
             None

Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             None

Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K
             a.   Exhibits
             Exhibit 31.1 and 31.2 are filed herewith
             Exhibit 32 is furnished herewith

             b.   Reports on Form 8-K
             The Company filed form 8-K on March 4, 2004. This filing included the Company's financial results for the fourth quarter and year ended December 31, 2003.

                                 FUEL-TECH N.V.
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004                 By: /s/ Ralph E. Bailey
                                      -------------------
                                      Ralph E. Bailey
                                      Chairman, Managing Director
                                      and Chief Executive Officer

Date: May 7, 2004                 By: /s/ Vincent J. Arnone
                                      ---------------------
                                      Vincent J. Arnone
                                      Chief Financial Officer,
                                      Vice President and
                                      Treasurer