Form 10-Q
period 2004-06-30
FUEL TECH N V
filed 2004-08-09
CIK 846913

                                  -------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2004

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ______ to ______

      Commission file number:      000-21724
                                 -------------


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

         Castorweg 22-24                               695 East Main Street
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

As of July 30, 2004, there were outstanding 19,514,835 shares of Common Stock, par value $0.01 per share, of the registrant.


===============================================================================

                                 FUEL-TECH N.V.
             Form 10-Q for the six-month period ended June 30, 2004

                                      INDEX

                                                                                             Page
                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2004                            1
         and December 31, 2003

         Condensed Consolidated Statements of Operations for the Three and Six                2
         Month Periods Ended June 30, 2004 and 2003

         Condensed Consolidated Statements of Cash Flows for the Six                          3
         Month Periods Ended June 30, 2004 and 2003

         Notes to the Condensed Consolidated Financial Statements                             4

Item 2.  Management's Discussion and Analysis of                                              8
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          11

Item 4.  Controls and Procedures                                                             11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   12
Item 2.  Changes in Securities                                                               12
Item 3.  Defaults upon Senior Securities                                                     12
Item 4.  Submission of Matters to a Vote of Security Holders                                 12
Item 5.  Other Information                                                                   12
Item 6.  Exhibits and Reports on Form 8-K                                                    12


SIGNATURES                                                                                   13

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. dollars, except share data)

                                                                June 30,          December 31,
                                                                  2004                2003
                                                            ---------------      ---------------
                                                              (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                   $         5,147      $         7,812
Accounts receivable, net                                              6,454                6,095
Prepaid expenses and other current assets                             1,830                1,107
                                                            ---------------      ---------------

Total current assets                                                 13,431               15,014

Equipment, net of accumulated depreciation of
$6,528 and $6,165, respectively                                       3,012                2,127
Goodwill                                                              2,119                2,119
Other intangible assets, net of accumulated amortization
  of $72 and $24, respectively                                        1,226                1,274
Other                                                                   845                1,064
                                                            ---------------      ---------------
Total assets                                                $        20,633      $        21,598
                                                            ===============      ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                            $         3,095      $         2,244
Accrued expenses                                                        724                1,744
                                                            ---------------      ---------------

Total current liabilities                                             3,819                3,988



Other liabilities                                                       291                  299
                                                            ---------------      ---------------

Total liabilities                                                     4,110                4,287

Stockholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 19,514,835
  and 19,621,503 shares issued, respectively                            195                  196
Additional paid-in capital                                           88,584               89,698
Accumulated deficit                                                 (72,807)             (72,030)
Accumulated other comprehensive income                                   19                   48
Treasury stock                                                           --               (1,133)
Nil coupon perpetual loan notes                                         532                  532
                                                            ---------------      ---------------

Total stockholders' equity                                           16,523               17,311
                                                            ---------------      ---------------
Total liabilities and stockholders' equity                  $        20,633      $        21,598
                                                            ===============      ===============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)

                                                        Three Months Ended                   Six Months Ended
                                                              June 30                            June 30
                                                          2004         2003                  2004         2003
                                                       --------------------              ---------------------
Net sales                                           $    7,352    $   9,968            $   13,504    $  18,004

Costs and expenses:
Cost of sales                                            4,196        6,411                 7,412       11,820
Selling, general and administrative                      3,114        2,750                 6,266        5,604
Research and development                                   270          295                   573          606
                                                    ----------    ---------            ----------    ---------

Operating (loss) income                                   (228)         512                  (747)         (26)

Interest expense                                            --           (9)                   --          (25)
Other (loss) income, net                                   (43)          97                   (30)         134
                                                    ----------    ---------            ----------    ---------

Income before taxes                                       (271)         600                  (777)          83

Income taxes                                                --           --                    --           --
                                                    ----------    ---------            ----------    ---------

Net (loss) income                                   $     (271)   $     600            $     (777)   $      83
                                                    ==========    =========            ==========    =========

Net (loss) income per common share:

     Basic                                          $     (.01)   $     .03            $     (.04)  $       --
                                                    ==========    =========            ==========   ==========
     Diluted                                        $     (.01)   $     .03            $     (.04)  $       --
                                                    ==========    =========            ==========   ==========

Average number of common shares outstanding:

     Basic                                          19,512,000   19,582,000            19,508,000   19,571,000
                                                    ==========   ==========            ==========   ==========
     Diluted                                        19,512,000   22,147,000            19,508,000   22,089,000
                                                    ==========   ==========            ==========   ==========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                          Six Months Ended
                                                               June 30
                                                         2004             2003
                                                    ------------------------------
OPERATING ACTIVITIES
Net cash used in
   operating activities                             $      (1,152)   $      (2,426)
                                                    -------------    -------------

INVESTING ACTIVITIES
Purchases of equipment and patents                         (1,505)            (668)
                                                    -------------    -------------
Net cash used in investing activities                      (1,505)            (668)
                                                    -------------    -------------

FINANCING ACTIVITIES
Exercise of stock options                                      21              153
Purchase of treasury shares                                    --              (35)
Repayment of borrowings                                        --           (1,800)
                                                    -------------    -------------
Net cash provided by (used in)
   financing activities                                        21           (1,682)
                                                    -------------    -------------

Effect of exchange rate fluctuations on cash                  (29)              (3)
                                                    -------------    -------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                        (2,665)          (4,779)

Cash and cash equivalents at beginning
   of period                                                7,812           10,939
                                                    -------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $       5,147    $       6,160
                                                    =============    =============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


NOTE A:  BASIS OF PRESENTATION

      The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE B:   EARNINGS PER SHARE DATA

      Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Such amounts have been excluded for the three and six-month periods ended June 30, 2004, as they are antidilutive to the net loss for these periods. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three and six month periods ended June 30, 2004 and 2003:

                                                             Three months ended            Six months ended
                                                            2004            2003            2004        2003
                                                          ----------------------         -------------------
 Basic weighted-average shares                               19,512       19,582          19,508      19,571
 Conversion of unsecured loan notes                              --           85              --          85
 Unexercised options and warrants                                --        2,480              --       2,433
                                                          ----------------------        --------------------
 Diluted weighted-average shares                             19,512       22,147          19,508      22,089
                                                          ======================         ===================

NOTE C:  TOTAL COMPREHENSIVE (LOSS) INCOME

      Total comprehensive (loss) income for the Company is comprised of net
(loss) income and the impact of foreign currency translation. The total comprehensive (loss) income was $(278,000) and $592,000 for the three-month periods ended June 30, 2004 and 2003, respectively. The total comprehensive
(loss) income was $(806,000) and $81,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

                                        For the three months ended June 30              For the six months ended June 30
                                     ------------------------------------------       --------------------------------------
                                           2004                    2003                    2004                2003
                                     ------------------     -------------------       ----------------  --------------------
Comprehensive (loss) income:
    Net (loss) income                $         (271,000)    $           600,000       $       (777,000)   $           83,000
    Foreign currency translation                 (7,000)                 (8,000)               (29,000)               (2,000)
                                     ------------------     -------------------       ----------------    ------------------
                                     $         (278,000)    $           592,000       $       (806,000)   $           81,000
                                     ==================     ===================       ================    ==================

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

      If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," Fuel Tech's net loss and loss per share would have been adjusted as follows for the three and six-month periods ended June 30, 2004 and 2003:

       (in thousands)                                          For the three months           For the six months ended
                                                                  ended June 30                       June 30
                                                               2004          2003                2004          2003
                                                            ------------------------------------------------------------
      Net (loss) income
                                As reported                      $(271)           $600            $ (777)          $ 83
                                As adjusted                       (532)            334            (1,206)         (339)

      Basic and diluted
      (loss) income per share:
                                Basic - as reported              $(.01)           $.03             $(.04)          $  -
                                Basic - as adjusted              $(.03)           $.02             $(.06)        $(.02)

                                Diluted - as reported            $(.01)           $.03             $(.04)          $  -
                                Diluted - as adjusted            $(.03)           $.02             $(.06)        $(.02)

      The application of the "As adjusted" disclosures presented above are not representative of the effects SFAS No. 123 may have on such operating results in future years due to the timing of stock option grants and considering that options vest over a period of immediately to four years.

NOTE F:  DEBT

      Fuel Tech, Inc. (FTI) had a $10.0 million revolving credit facility expiring July 31, 2004, which was collateralized by all personal property owned by FTI. Effective June 30, 2004, FTI amended the facility to increase the line to $15,000,000, and to extend the expiration date until July 31, 2006. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest based on the following:

      -  The Bank Prime Rate reduced by a range of zero to 50 basis points, or

      - The Bank Interbank Offering Rate increased by a range of 200 to 250 basis points

The Company can choose which rate to apply to borrowings. At June 30, 2004, there are no borrowings outstanding on the facility.

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

                                      For the three months ended June 30            For the six months ended June 30
                                   ------------------------------------------    ---------------------------------------
                                         2004                    2003                  2004                 2003
                                   ------------------     -------------------    -----------------    ------------------
Revenues:
    United States                          $6,352,000              $8,948,000          $10,929,000           $15,858,000
    Foreign                                 1,000,000               1,020,000            2,575,000             2,146,000
                                   ------------------     -------------------    -----------------    ------------------
                                           $7,352,000              $9,968,000          $13,504,000           $18,004,000
                                   ==================     ===================    =================    ==================

Operating income (loss):
    United States                          $ (110,000)               $669,000          $  (689,000)          $    97,000
    Foreign                                  (118,000)               (157,000)             (58,000)             (123,000)
                                   -------------------    -------------------    -----------------    ------------------
                                           $ (228,000)              $ 512,000          $  (747,000)          $   (26,000)
                                   ===================    ===================    =================    ==================

                                       June 30,              December 31,
                                         2004                    2003
                                   ------------------     -------------------
Assets:
    United States                        $19,045,000             $19,487,000
    Foreign                                1,588,000               2,111,000
                                   ------------------     -------------------
                                         $20,633,000             $21,598,000
                                   ==================     ===================

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      Net sales for the three months ended June 30, 2004 and 2003 were $7,352,000 and $9,968,000, respectively, while net sales for the six months ended June 30, 2004 and 2003 were 13,504,000 and 18,004,000, respectively. The year on year decline for both periods reflects the expected reduction in revenues derived from the NOx reduction project business. As referred to in previous filings, although the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation is effective as of May 31, 2004, there are several factors that have led to a slowing of equipment orders in the air pollution control business in recent months. Depressed NOx allowance prices for 2004, which are the result of weak demand for power and the existence of a shortened ozone season, have caused some utilities to delay capital spending and to meet their requirements on a short-term basis through the purchase of allowances and other temporary means. In addition, many utilities continue to experience significant capital constraints. Based on these market factors, the air pollution control business did weaken during the latter portion of 2003, and was expected to be weak during the first half of 2004. It is expected that the second half of 2004 will start to show improvement, with increased strength in 2005 and 2006. Fuel Tech continues to work towards developing alliance agreements with critical customers as they look to finalize their compliance plans.

      The decline in NOx reduction project revenues for the quarter was partially offset by a 67% increase in Fuel treatment chemical revenues, as this product line contributed revenues at record levels during the first half of 2004. Revenues derived from Western coal-fired utility boilers had the largest year on year impact. Contributions from the customer accounts acquired from Martin Marietta Magnesia Specialties, LLC on September 30, 2003, also contributed to the increase.

      Fuel Tech believes that its success on several Western coal-fired utility boilers, along with intensely focused sales and marketing efforts and the utilization of strategic partners in related businesses, will lead to further penetration of the Western coal-fired utility market in the near future. This market represents the largest market opportunity for the fuel treatment chemical business and penetration into this market is a priority. The Company's TIFI (targeted in-furnace injection) technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium. Fuel Tech has received three orders for demonstrations on coal-fired boilers at critical utilities in 2004, and additional orders are expected.

      Cost of sales as a percentage of net sales for the three-month period ended June 30, 2004 declined to 57% from 64% in the second quarter of the prior year. On a year to date basis the cost of sales percentage is 55% and 66%, respectively for 2004 and 2003. A significantly larger percentage of the revenues for the second quarter and first six months of 2003 were generated by NOx reduction projects (in particular lower margin turnkey projects) than in 2004. Gross margins from the fuel treatment chemical product line are greater than the NOx reduction project business.

      Selling, general and administrative expenses were $3,114,000 and $2,750,000 for the three months ended June 30, 2004 and 2003, respectively while these expenses for the six months ended June 30, 2004 and 2003 were $6,266,000 and $5,604,000, respectively. The increase is due primarily to the addition of sales resources for the fuel treatment chemical business.

      Research and development expenses for the quarter ended June 30, 2004 and on a year to date basis, are at the same level as the prior year. The Company continues to pursue commercial applications for its technologies outside of its traditional markets.

      There was no interest expense recorded for the quarter or six month period ended June 30, 2004. In the second quarter of 2003 the Company paid off the entirety of its outstanding debt balance.

      The decline in other income and expense for the three and six month periods ended June 30, 2004 versus the prior year was due to a reduction in interest income resulting from a reduction in the average outstanding cash balance and to the non recurrence of a favorable impact from foreign currency translation in the prior year.

      A provision for federal or state income taxes was not recorded during the three or six month periods ended June 30, 2004 due to the net loss.

LIQUIDITY AND SOURCES OF CAPITAL

      For the six months ended June 30, 2004, the Company used cash for operating activities in the amount of $1,152,000, while $2,426,000 was used by operating activities for the same period in 2003. The reduction in the use of cash from operations was due primarily to a lesser reduction in accounts payable and accrued expenses during the first six months of 2004 than was experienced during the first quarter of 2003.

      At June 30, 2004 and December 31, 2003, the Company had cash and cash equivalents of $5,147,000 and $7,812,000, respectively, while working capital for the same two periods was $9,612,000 and $11,026,000, respectively. The decline in cash and working capital from December 31, 2003 was driven by the net loss, and by the investment in equipment to support the fuel treatment chemical business.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

      At the Fuel Tech Annual Meeting on June 3, 2004, 15,016,831 common shares, par value $0.01 per share, or, according to the records of Fuel Tech's Transfer Agent, 76.97% of Fuel Tech's issued and outstanding common shares as of April 5, 2004, were represented in person or by proxy; and

(i) the proposal to approve the Report of Management and the Financial Statements for the year ended December 31, 2003 was approved by a vote of 14,878,183 for, 2,130 against and 136,498 abstaining;

(ii) the proposal to elect seven nominees as Managing Directors was approved by a vote as to each individual nominee, as follows:

                                      Shares          Shares
         Name                           For          Withheld
         ----                           ---          --------

         Douglas G. Bailey          14,253,851       762,980
         Ralph E. Bailey            14,446,152       570,679
         Miguel Espinosa            14,859,321       157,510
         Charles W. Grinnell        14,832,461       184,370
         John D. Morrow             14,478,951       537,880
         Samer S. Khanachet         14,859,351       157,480
         Thomas S. Shaw             14,833,861       182,970

(iii) the proposal to ratify the appointment of Ernst & Young LLP as the independent auditors for the year 2004 was approved by a vote of 14,900,578 for, 0 against and 116,253 abstaining.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         a.   Exhibits
         Exhibit 31.1 and 31.2 are filed herewith
         Exhibit 32 is furnished herewith

         b.   Reports on Form 8-K
         The Company filed form 8-K on May 6, 2004. This filing included the Company's financial results for the first quarter ended March 31, 2004.

                                 FUEL-TECH N.V.
                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004                 By: /s/ Ralph E. Bailey
                                         -------------------
                                         Ralph E. Bailey
                                         Chairman, Managing Director
                                         and Chief Executive Officer

Date: August 9, 2004                 By: /s/ Vincent J. Arnone
                                         ---------------------
                                         Vincent J. Arnone
                                         Chief Financial Officer,
                                         Vice President and
                                         Treasurer