Form 10-Q
period 2004-09-30
FUEL TECH N V
filed 2004-11-08
CIK 846913

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2004

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

         Castorweg 22-24                          695 East Main Street A-1
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

                              Yes |X|           No |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Securities Exchange Act of 1934).

                              Yes |X|           No |_|

As of October 29, 2004, there were outstanding 19,520,812 shares of Common Stock, par value $0.01 per share, of the registrant.


================================================================================

                                 FUEL-TECH N.V.
          Form 10-Q for the nine-month period ended September 30, 2004

                                      INDEX

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2004       1
         and December 31, 2003

         Condensed Consolidated Statements of Income for the Three and Nine- 2 Month Periods Ended September 30, 2004 and 2003

         Condensed Consolidated Statements of Cash Flows for the Nine-        3
         Month Periods Ended September 30, 2004 and 2003

         Notes to the Condensed Consolidated Financial Statements             4

Item 2.  Management's Discussion and Analysis of                              8
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          10

Item 4.  Controls and Procedures                                             10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11
Item 2.  Changes in Securities                                               11
Item 3.  Defaults upon Senior Securities                                     11
Item 4.  Submission of Matters to a Vote of Security Holders                 11
Item 5.  Other Information                                                   11
Item 6.  Exhibits and Reports on Form 8-K                                    11


SIGNATURES                                                                   12

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements


                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. dollars, except share data)

                                                                         September 30,   December 31,
                                                                             2004            2003
                                                                          -----------    ------------
                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                  $  5,281        $  7,812
Accounts receivable, net                                                      7,221           6,095
Prepaid expenses and other current assets                                     1,821           1,107
                                                                           --------        --------

Total current assets                                                         14,323          15,014

Equipment, net of accumulated depreciation of
  $6,847 and $6,165, respectively                                             3,077           2,127
Goodwill                                                                      2,119           2,119
Other intangible assets, net of accumulated amortization
  of $97 and $24, respectively                                                1,201           1,274
Other                                                                           806           1,064
                                                                           --------        --------
Total assets                                                               $ 21,526        $ 21,598
                                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                           $  2,374        $  2,244
Accrued expenses                                                              1,304           1,744
                                                                           --------        --------
Total current liabilities                                                     3,678           3,988

Other liabilities                                                               277             299
                                                                           --------        --------
Total liabilities                                                             3,955           4,287

Stockholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 19,520,812
  and 19,621,503 shares issued, respectively                                    195             196
Additional paid-in capital                                                   88,586          89,698
Accumulated deficit                                                         (71,769)        (72,030)
Accumulated other comprehensive income                                           27              48
Treasury stock                                                                    -          (1,133)
Nil coupon perpetual loan notes                                                 532             532
                                                                           --------        --------
Total stockholders' equity                                                   17,571          17,311
                                                                           --------        --------
Total liabilities and stockholders' equity                                 $ 21,526        $ 21,598
                                                                           ========        ========


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)


                                                        Three Months Ended                Nine Months Ended
                                                          September 30                       September 30
                                                       2004           2003                2004            2003
                                                   ------------    ------------       ------------     ------------
Net sales                                          $      9,577    $     10,178       $     23,081     $     28,182

Costs and expenses:
Cost of sales                                             4,813           5,592             12,225           17,412
Selling, general and administrative                       3,398           2,961              9,664            8,565
Research and development                                    322             314                895              920
                                                   ------------    ------------       ------------     ------------
Operating income                                          1,044           1,311                297            1,285

Interest expense                                              -               -                  -              (25)
Other (loss) income, net                                     (6)              6                (36)             140
                                                   ------------    ------------       ------------     ------------
Income before taxes                                       1,038           1,317                261            1,400

Income taxes                                                  -               -                  -                -
                                                   ------------    ------------       ------------     ------------

Net income                                         $      1,038    $      1,317       $        261     $      1,400
                                                   ============    ============       ============     ============
Net income per common share:
     Basic                                         $        .05    $        .07       $        .01     $        .07
                                                   ============    ============       ============     ============
     Diluted                                       $        .05    $        .06       $        .01     $        .06
                                                   ============    ============       ============     ============

Average number of common shares outstanding:
     Basic                                           19,519,000      19,744,000         19,512,000       19,629,000
                                                   ============    ============       ============     ============
     Diluted                                         22,149,000      22,748,000         22,127,000       22,325,000
                                                   ============    ============       ============     ============



See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                            Nine Months Ended
                                                               September 30
                                                           2004          2003
                                                         --------      --------
OPERATING ACTIVITIES
Net cash used in
   operating activities                                  $   (611)     $ (1,520)
                                                         --------      --------

INVESTING ACTIVITIES
Proceeds from sale of equipment                                 6             -
Acquisition of fuel additive business                           -        (1,348)
Purchases of equipment and patents                         (1,926)         (780)
                                                         --------      --------
Net cash used in investing activities                      (1,920)       (2,128)
                                                         --------      --------

FINANCING ACTIVITIES
Exercise of stock options                                      21           323
Purchase of treasury shares                                     -           (35)
Repayment of borrowings                                         -        (1,800)
                                                         --------      --------
Net cash provided by (used in)
   financing activities                                        21        (1,512)
                                                         --------      --------

Effect of exchange rate fluctuations on cash                  (21)           12
                                                         --------      --------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                        (2,531)       (5,148)

Cash and cash equivalents at beginning
   of period                                                7,812        10,939
                                                         --------      --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $  5,281      $  5,791
                                                         ========      ========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

       The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

       Fuel-Tech N.V., through its subsidiaries (the "Company"), is a technology company active in the business of air pollution control. The Company, incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22--24 in Curacao under No. 1334/N.V.

NOTE B: EARNINGS PER SHARE DATA

       Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three and nine-month periods ended September 30, 2004 and 2003:


                                               Three months ended            Nine months ended
                                              2004            2003            2004        2003
                                            ----------------------         -------------------
 Basic weighted-average shares                 19,519       19,744          19,512      19,629
 Conversion of unsecured loan notes                85           85              85          85
 Unexercised options and warrants               2,545        2,919           2,530       2,611
                                            ----------------------         -------------------
 Diluted weighted-average shares               22,149       22,748          22,127      22,325
                                            ======================         ===================



NOTE C: TOTAL COMPREHENSIVE INCOME

       Total comprehensive income for the Company is comprised of net income and the impact of foreign currency translation as follows:


                                         For the three months ended            For the nine months ended
                                               September 30                           September 30
                                     ---------------------------------       -----------------------------
                                          2004               2003               2004              2003
                                     --------------     --------------       -----------     -------------
Comprehensive income:
    Net income                        $  1,038,000        $1,317,000          $ 261,000        $1,400,000
    Foreign currency translation             8,000            14,000            (21,000)           12,000
                                     --------------     --------------       -----------     ------------
                                      $  1,046,000        $1,331,000          $ 240,000        $1,412,000
                                     ==============     ==============       ===========     ============


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

       If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," Fuel Tech's net income and income per share would have been adjusted as follows for the three and nine month periods ended September 30, 2004 and 2003:


                                              For the three months ended        For the nine months ended
                                                    September 30                       September 30
                                                2004             2003             2004           2003
                                             ----------       ----------        --------        ------
Net Income (loss)
                    As reported              $1,038,000       $1,317,000        $261,000      $1,400,000
                    As adjusted                 878,000        1,172,000        (329,000)        833,000

Basic and
diluted income
(loss) per share:
                    Basic - as reported            $.05             $.07            $.01            $.07
                    Basic - as adjusted            $.05             $.06           $(.02)           $.04

                    Diluted - as reported          $.05             $.06            $.01            $.06
                    Diluted - as adjusted          $.04             $.05           $(.02)           $.04



     The application of the "As adjusted" disclosures presented above are not representative of the effects SFAS No. 123 may have on such operating results in future years due to the timing of stock option grants and considering that options vest over a period of immediately to four years.

NOTE F: DEBT

     Fuel Tech, Inc. (FTI) had a $10.0 million revolving credit facility expiring July 31, 2004, which was collateralized by all personal property owned by FTI. Effective June 30, 2004, FTI amended the facility to increase the line to $15.0 million, and to extend the expiration date until July 31, 2006. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest based on the following:

- The Bank Prime Rate reduced by a range of zero to 50 basis points, or
- The Bank Interbank Offering Rate increased by a range of 200 to 250 basis points

The Company can choose which rate to apply to borrowings. At September 30, 2004, there were no borrowings outstanding on the facility.

NOTE G: BUSINESS SEGMENT AND GEOGRAPHIC DISCLOSURES

       The Company operates in one business segment providing technology solutions, including equipment and specialty chemicals, to operators of utility and industrial boilers that improve boiler performance and reduce emissions of nitrogen oxides.

       Information concerning the Company's operations by geographic area is provided below. Operating income (loss) represents sales less cost of products sold and operating expenses. Foreign operating expenses include direct expenses incurred outside of the United States by foreign corporations controlled by the Company plus an allocation of selling, general and administrative expenses incurred in the United States that are directly related to the foreign operations. Assets are those directly associated with operations in the geographic area.


                                      For the three months ended         For the nine months ended
                                             September 30                      September 30
                                   --------------------------------    -----------------------------
                                        2004              2003              2004           2003
                                   --------------     -------------    ------------    -------------
Revenues:
    United States                    $ 8,807,000       $ 8,924,000      $19,736,000     $24,782,000
    Foreign                              770,000         1,254,000        3,345,000       3,400,000
                                   -------------      ------------     ------------    ------------
                                     $ 9,577,000       $10,178,000      $23,081,000     $28,182,000
                                   =============      ============     ============    ============
Operating income (loss):
    United States                    $ 1,167,000       $ 1,171,000      $   478,000     $ 1,268,000
    Foreign                             (123,000)          140,000         (181,000)         17,000
                                   -------------      -------------    ------------    ------------
                                     $ 1,044,000)      $ 1,311,000      $   297,000     $ 1,285,000
                                   =============      =============    ============    ============


                                   September 30,      December 31,
                                        2004              2003
                                   -------------      ------------
Assets:
    United States                    $19,696,000       $19,487,000
    Foreign                            1,830,000         2,111,000
                                   -------------      ------------
                                     $21,526,000       $21,598,000
                                   =============      ============


                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

       Net sales for the three months ended September 30, 2004 and 2003 were $9,577,000 and $10,178,000, respectively, while net sales for the nine months ended September 30, 2004 and 2003 were $23,081,000 and $28,182,000, respectively. The year on year decline for both periods reflects a reduction in revenues derived from the NOx reduction project business. As referred to in previous filings, although the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation became effective as of May 31, 2004, there were several factors that led to a slowing of equipment orders in the air pollution control business. Depressed NOx allowance prices for 2004, which resulted from weak demand for power and the existence of a shortened ozone season, caused some utilities to delay capital spending while meeting their requirements on a short-term basis through the purchase of allowances and other temporary means. In addition, many utilities continued to experience significant capital constraints. Based on these market factors, the air pollution control business weakened during the latter portion of 2003 and the first half of 2004. As expected, the second half of 2004 has begun to show improvement with the receipt of several air pollution control project orders. Increased strength in this business is expected in 2005 and 2006. Fuel Tech continues to work towards developing alliance agreements with critical customers looking to finalize their compliance plans.

      The decline in NOx reduction project revenues for the quarter and year to date was partially offset by record fuel treatment chemical revenues. Revenues for the Fuel Chem business are up in excess of 70% over the prior year. Revenues derived from Western coal-fired utility boilers have had the largest year on year impact, and contributions from the customer contracts acquired from Martin Marietta Magnesia Specialties, LLC on September 30, 2003, also contributed to the increase.

      Fuel Tech believes that attaining success on several Western coal-fired utility boilers will lead to further penetration of the Western coal-fired utility market. Sales and marketing efforts are intensely focused on penetrating this market as it represents the largest opportunity for the fuel treatment chemical business. The Company's TIFI (targeted in-furnace injection) technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium.

       Cost of sales as a percentage of net sales for the three month period ended September 30, 2004 declined to 50% from 55% in the third quarter of the prior year. On a year to date basis, the cost of sales percentage is 53% and 62%, respectively, for 2004 and 2003. A significantly larger percentage of the revenues for the third quarter and nine months ended September 30 of 2003 were generated by NOx reduction projects (in particular, lower margin turnkey projects) than in 2004. The gross margins realized by the fuel treatment chemical product line are greater than the NOx reduction project business.

       Selling, general and administrative expenses were $3,398,000 and $2,961,000 for the three months ended September 30, 2004 and 2003, respectively, while these expenses for the nine months ended September 30, 2004 and 2003 were $9,664,000 and $8,565,000, respectively. The increase is due primarily to selling expenses related to the fuel treatment chemical business.

       Research and development expenses for the quarter ended September 30, 2004 and on a year-to-date basis are at the same level as the prior year. The Company continues to pursue commercial applications for its technologies outside of its traditional markets.

       There was no interest expense recorded for the quarter or nine-month period ended September 30, 2004. In the second quarter of 2003, the Company paid off the entirety of its outstanding debt balance.

       The decline in other income and expense for the three and nine-month periods ended September 30, 2004 versus the prior year is due to a reduction in interest income resulting from a reduction in the average outstanding cash balance. Additionally, the nine months ended September 30, 2003 were impacted favorably by foreign currency translation which has not reoccurred in 2004.

       A provision for federal or state income taxes was not recorded during the three or nine month periods ended September 30, 2004 due to the existence of net operating loss carryforwards.

LIQUIDITY AND SOURCES OF CAPITAL

       For the nine months ended September 30, 2004, the Company used cash for operating activities in the amount of $611,000, while $1,520,000 was used by operating activities for the same period in 2003. At September 30, 2004 and December 31, 2003, the Company had cash and cash equivalents of $5,281,000 and $7,812,000, respectively, while working capital for the same two periods was $10,645,000 and $11,026,000, respectively. The decline in cash and working capital from December 31, 2003 was driven primarily by the investment in equipment to support the fuel treatment chemical business.

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

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings
             None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
             None

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

Date: November 8, 2004                 By: /s/ Ralph E. Bailey
                                           -------------------------------
                                           Ralph E. Bailey
                                           Chairman, Managing Director
                                           and Chief Executive Officer

Date: November 8, 2004                 By: /s/ Vincent J. Arnone
                                           -------------------------------
                                           Vincent J. Arnone
                                           Chief Financial Officer,
                                           Vice President and
                                           Treasurer