Form 10-Q/A
period 2004-03-31
FUEL TECH N V
filed 2005-01-07
CIK 846913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A-1

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

                              EXPLANATORY NOTE


         This amendment to Form 10-Q is filed only for the purpose of changing the phrase "annual report" in Paragraph 4(a) of Exhibits 31.1 and
31.2 to "report" and, in paragraph 4(d) of those Exhibits, the phrase "fourth fiscal quarter" to "most recent fiscal quarter." No other changes are effected by this amendment.

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

                                 FUEL-TECH N.V.
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 7, 2005                 By: /s/ Ralph E. Bailey
                                      -------------------
                                      Ralph E. Bailey
                                      Chairman, Managing Director
                                      and Chief Executive Officer

Date: January 7, 2005                 By: /s/ Vincent J. Arnone
                                      ---------------------
                                      Vincent J. Arnone
                                      Chief Financial Officer,
                                      Vice President and
                                      Treasurer