Form 10-Q/A
period 2004-09-30
FUEL TECH N V
filed 2005-01-07
CIK 846913

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                EXPLANATORY NOTE


      This amendment to Form 10-Q is filed only for the purpose of changing the phrase "annual report" in Paragraph 4(a) of Exhibits 31.1 and 31.2 to "report." No other changes are effected by this amendment.

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