Form 10-K
period 2004-12-31
FUEL TECH N V
filed 2005-03-16
CIK 846913

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

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


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

 COMMON STOCK $0.01 PAR VALUE PER SHARE           THE NASDAQ STOCK MARKET, INC.
---------------------------------------           -----------------------------
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

                          YES  [X]      NO___

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. _____

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 UNDER THE SECURITIES EXCHANGE ACT OF 1934).

                          YES [X]       NO___

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE AVERAGE BID AND ASKED PRICES OF JUNE 30, 2004 WAS $73,062,000. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE AVERAGE BID AND ASKED PRICES OF FEBRUARY 22, 2005 WAS $88,461,000.

INDICATE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTERED CLASSES OF COMMON STOCK AT FEBRUARY 22, 2005: 19,567,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                      DOCUMENTS INCORPORATED BY REFERENCE:

CERTAIN PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD IN 2005 ARE INCORPORATED BY REFERENCE IN PARTS II, III, AND IV HEREOF.

                                TABLE OF CONTENTS
                                                                                                   PAGE
                                                                                                   ----
                                     PART I

Item 1.    Business                                                                                   1
Item 2.    Description of Property                                                                    5
Item 3.    Legal Proceedings                                                                          5
Item 4.    Submission of Matters to Vote of Security Holders                                          5


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                      6
Item 6.    Selected Financial Data                                                                    8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations      9
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                16
Item 8.    Financial Statements and Supplementary Data                                               16
Item 9.    Changes in and Disagreements with Accountants and Financial Disclosure                    39
Item 9A.   Controls and Procedures                                                                   39


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                        40
Item 11.   Executive Compensation                                                                    40
Item 12.   Security Ownership of Certain Beneficial Owners and Management                            40
Item 13.   Certain Relationships and Related Transactions                                            40
Item 14.   Principal Accounting Fees and Services                                                    40


                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                           41

Signatures and Certifications                                                                        43

                             TABLE OF DEFINED TERMS


TERM              DEFINITION
----              ----------

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

CAAA              Clean Air Act Amendments of 1990

CDT               Clean Diesel Technologies, Inc.

CFD               Computational Fluid Dynamics

Common Shares     Shares of the Common Stock of Fuel Tech

Common Stock      Common Stock of Fuel Tech

EPA               Environmental Protection Agency

EPRI              Electric Power Research Institute

FTI               Fuel Tech, Inc.

FUEL CHEM(R)      A trademark used to describe Fuel Tech's fuel and flue gas treatment processes, including its Targeted In-Furnace
                  Injection programs for slagging, fouling and corrosion control and plume abatement

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

Loan Notes        Nil Coupon Non-redeemable Convertible Unsecured Loan Notes of
                  Fuel Tech

NOx               Oxides of nitrogen

NOxOUT
CASCADE(R)        A trademark used to describe Fuel Tech's combination of NOxOUT and SCR

NOxOUT(R)
Process A trademark used to describe Fuel Tech's SNCR process for the reduction of NOx

NOxOUT SCR(R)    A trademark used to describe Fuel Tech's use of urea used as a catalyst reagent

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

SCR              Selective Catalytic Reduction

SIP Call         State Implementation Plan Rulemaking Procedure

SNCR             Selective Non-Catalytic Reduction

TIFI FUEL CHEM's Targeted In-Furnace Injection programs for slagging, fouling and corrosion control and plume abatement

                   FUEL-TECH N.V. SUBSIDIARIES AND AFFILIATES
                               December 31, 2004


                                             ---------------
                                             |             |
                                             |     FTNV    |
                                             |  Netherland |-----------
                                             |   Antilles  |           |
                                             |             |           |
                                             ---------------           |   100%
                                                     |            ------------
                                                     |  100%      |          |
                                             -----------------    |   PPI    |
                                             |               |    | Delaware |
                                             |      FTI      |    |          |
                                             | Massachusetts |    ------------
                                             |               |
                                             -----------------
       100%               100%                      |      100%           100%
      -------------------------------------------------------------------
      |                  |                          |                    |
-------------      ------------              ---------------     --------------
|           |      |          |              |   HOLDINGS  |     |            |
|   FTJL    |      |   FTL    |              | Netherlands |     |            |
| Jamaica   |      | Canada   |              |   Antilles  |     |  Srl Italy |
|           |      |          |              |             |     |            |
-------------      ------------              ---------------     --------------
                                                     |
                                                     |  100%
                                                     |
                                             ---------------
-------------------------------------------- |             |
|                                          | |      BV     |
|  FTNV     - Fuel-Tech N.V.               | | Netherlands |
|  FTI      - Fuel Tech, Inc.              | |             |
|  HOLDINGS - Fuel Tech Holdings N.V.      | ---------------
|  BV       - Fuel Tech BV                 |        |        100%
|  GmbH     - Fuel Tech GmbH               |        ----|
|  FTL      - Fuel Tech Targeted           |      ------------
|             Injection Chemicals Ltd.     |      |          |
|  FTJL     - Fuel Tech Jamaica Limited    |      |   GmbH   |
|  Srl      - Fuel Tech Srl                |      | Germany  |
|  PPI      - Platinum Plus, Inc.          |      |          |
|                                          |      ------------
--------------------------------------------

PART I

 FORWARD LOOKING STATEMENTS

      Statements in this Form 10-K that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1 and also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Fuel Tech, Inc.

      FTI's special focus is the worldwide marketing of its nitrogen oxide ("NOx") reduction and FUEL CHEM Processes. The NOx reduction technologies, which include the NOxOUT, NOxOUT CASCADE, and NOxOUT SCR processes, reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. The FUEL CHEM product line uses chemical processes for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel or by Targeted In-Furnace Injection. FTI has a number of other technologies, such as NOxOUT ULTRA, both commercial and in the development stage, that are related to the NOxOUT Process or similar in their technological base. FTI's business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

American Bailey Corporation

     Ralph E. Bailey, Chairman, Chief Executive Officer and Managing Director of Fuel Tech, and Douglas G. Bailey, Deputy Chairman of Fuel Tech, are shareholders of American Bailey Corporation ("ABC"). Please refer to Note 8 to the consolidated financial statements in this document. Additionally, see the more detailed information relating to this subject under the caption "Certain Relationships and Related Transactions" in Fuel Tech's Proxy Statement to be distributed in connection with Fuel Tech's 2005 Annual Meeting of Shareholders, which information is incorporated by reference.

 NOx REDUCTION

Regulations and Markets

     The domestic U.S. air pollution control market is the primary driver in Fuel Tech's NOx reduction business. This market is dependant on air pollution regulations and their continued enforcement. These regulations are based on the Clean Air Act Amendments of 1990 (the "CAAA"), which require reductions in NOx emissions on varying timetables with respect to various sources of emissions. Under the SIP (State Implementation Plan) Call, a regulation promulgated under the Amendments (discussed further below), over 1,000 utility and large industrial boilers in 19 states were required, as an aggregate, to achieve a NOx reduction target by May 31, 2004. Also, under European Union Directives, over 100 industrial units in Europe must achieve NOx reductions by the end of 2005.

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

      On December 23, 2003, the EPA proposed a new regulation that affects the SIP Call states by calling for more NOx reductions in 2010 and 2015. Also, deep NOx reductions are called for in 10 additional states outside the current SIP Call region. The proposed rule, called "The Interstate Air Quality Rule," allows a cap and trade format similar to the SIP Call. This rule, or one that is similar in nature, is expected to be passed in the near term.

Products

     Fuel Tech's NOxOUT Process is a Selective Non-Catalytic Reduction ("SNCR") process that uses non-hazardous urea as the reagent rather than ammonia. The NOxOUT Process on its own is capable of reducing NOx by up to 40% for utilities and by potentially significantly greater amounts for industrial units in many types of plants with capital costs ranging from $6 - $20/kw for utility boilers and with annualized operating costs ranging from $1,000 - $2,000/ton of NOx removed.

     Fuel Tech's NOxOUT CASCADE Process uses catalyst as an add-on to the NOxOUT Process to achieve performance similar to Selective Catalytic Reduction ("SCR"). Based on demonstrations, NOxOUT CASCADE's capital cost is less than that of SCR, while operating costs are competitive with those experienced by SCR.

     Fuel Tech's NOxOUT SCR Process utilizes urea as a catalyst reagent to achieve NOx reductions of up to 90% from smaller stationary combustion sources with capital and operating costs competitive with equivalently sized, standard SCR systems.

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

     Sales of the NOx reduction technologies were $14.6 million, $25.4 million and $25.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

FUEL CHEM

Product and Markets

     Fuel Tech's fireside and fuel additive programs, FUEL CHEM, help improve furnace and boiler performance and reduce customer operating costs. The technology offered by FUEL CHEM, through unique chemistries and application approaches, offers the customer significant value and return on their investment. FUEL CHEM offers in-fuel technologies and FTI's multi-patented, Targeted In-Furnace Injection technology ("TIFI"). This latter approach, the key FUEL CHEM technology, is a uniquely engineered and economical solution for the control of slagging, fouling, and corrosion and for plume abatement. FUEL CHEM also markets a family of combustion catalysts, which can offer customers the benefit of reducing unburned carbon, lowering excess air and improving combustion efficiency. The FUEL CHEM technology is rapidly gaining credibility in the coal-fired electric utility industry, especially within the segment fired by slag-forming coal, as a viable, cost-effective approach to the prevention of problems that can have a significant negative financial impact on a plant's operation. Electric utilities, the pulp and paper industry and municipal solid waste incinerator facilities make up the principal markets for the program.

     Sales of the FUEL CHEM products were $16.2 million, $10.3 million and $7.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

ADVANCED ENGINEERING SERVICES AND ACUITIV

     Fuel Tech uses its advanced engineering services ("AES") to support the sale of its NOx reduction and FUEL CHEM systems, particularly through the use of computational fluid dynamics ("CFD") tools. These CFD tools assist in the prediction of the behavior of gas flows, thereby enhancing the implementation of Fuel Tech's NOx reduction systems and the application of its FUEL CHEM slag and corrosion control processes. To further aid the accuracy and expediency with which process solutions could be designed and delivered to a customer, Fuel Tech internally developed a visualization software product called ACUITIV.

     In 2001 and 2002, Fuel Tech augmented its AES staff and equipment with a view toward not only better serving Fuel Tech's own customers, but also seeking other commercial applications for its services. Toward this goal, the ACUITIV software product was commercially introduced in the second quarter of 2002. The ACUITIV product offering was designed to provide customers in several industries including automotive, aerospace and defense, chemical processing and energy, with the ability to uncover new opportunities, improve designs, accelerate decision-making and shorten product development time to market. In early 2005 ACUITIV was discontinued as a commercial venture. The software will continue to be maintained and utilized internally on a prospective basis because it is an essential tool in the design, marketing and sale of Fuel Tech's NOx reduction and FUEL CHEM product applications.

 INTELLECTUAL PROPERTY

     See Item 2 "Description of Property" for information on Fuel Tech's intellectual property and proprietary position, which are material to its business.

 EMPLOYEES

     Fuel Tech has 92 full-time employees, 86 in North America and 6 in Europe. Fuel Tech enjoys good relations with its employees and is not a party to any labor management agreements.

 RISK FACTORS OF THE BUSINESS

     Investors in Fuel Tech should be mindful of the following risk factors relative to Fuel Tech's business.

(i)  Lack of Diversification

     Fuel Tech is engaged in one principal business that provides advanced engineering solutions for the optimization of combustion systems in utility and industrial applications. An adverse development in Fuel Tech's advanced engineering solution business as a result of competition, technological change, government regulation, or any other factor could have a significantly greater impact than if Fuel Tech maintained more diverse operations.

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

     Competition in the FUEL CHEM markets includes chemicals sold by specialty chemical companies, such as GE Betz, Inc., primarily in the traditional heavy-fuel-oil treatment area. As noted previously, no substantive competition currently exists for Fuel Tech's technology for the TIFI of additives for the control of slagging, fouling, and corrosion and for plume abatement. However, there can be no assurance that such lack of substantive competition will continue.

(iii) Dependence on Regulations and Enforcement

     Fuel Tech's business is significantly impacted by the regulatory environment surrounding the markets in which it serves. Fuel Tech's business will be adversely impacted to the extent that regulations are repealed or amended to significantly reduce the level of required NOx reduction, or to the extent that regulatory authorities minimize enforcement. See also the text above under the caption "Regulations and Markets."

(iv) Protection of Patents and Proprietary Rights

     Fuel Tech holds licenses to or owns a number of patents and, has patents pending. There can be no assurance that pending patent applications will be granted or that outstanding patents will not be challenged or circumvented by competitors. Certain critical technology relating to Fuel Tech's products is protected by trademark and trade secret laws, and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that Fuel Tech will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights. See Item 2 "Description of Property."

ITEM 2. DESCRIPTION OF PROPERTY

      Fuel Tech's products are generally protected by U.S. and non-U.S. patents. Fuel Tech owns 96 granted patents worldwide, and has four patent applications pending in the United States and 18 pending in non-U.S. jurisdictions. These patents cover some 35 inventions, 25 associated with the NOx reduction business; four associated with FUEL CHEM, one associated with ACUITIV and five associated with non-commercialized technologies. These inventions represent significant enhancements of the application and performance of the technologies. Further, Fuel Tech believes that the protection provided by the numerous claims in the above referenced patents or patent applications is substantial, and affords Fuel Tech a significant competitive advantage in its business. Accordingly, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on Fuel Tech's business.

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

     During the fourth quarter of 2004, no matters were submitted to a vote of security holders.

                                     PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

     Fuel Tech's Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc.

Prices

     The table below sets forth the high and low sales prices during each calendar quarter since January 2003.

                   2004                              HIGH        LOW
                   ----                              ----        ---
                   Fourth Quarter                   $5.45      $4.15
                   Third Quarter                     5.24       3.94
                   Second Quarter                    5.30       3.79
                   First Quarter                     5.60       3.40

                   2003
                   ----
                   Fourth Quarter                    5.52       2.89
                   Third Quarter                     6.21       4.72
                   Second Quarter                    5.85       3.07
                   First Quarter                     5.00       3.01

Dividends

     Fuel Tech has not to date paid dividends on its Common Shares and is not expected to do so in the foreseeable future.

Holders

     Based on information from Fuel Tech's Transfer Agent, as of February 7, 2005, there were 356 registered holders of Fuel Tech's Common Shares. Management believes that, on such date, there were approximately 1,730 beneficial holders of Fuel Tech's Common Shares.

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

     Dividends paid by Fuel Tech to U.S. persons who are not engaged in a trade or business through a permanent establishment in the Netherlands Antilles are currently not subject to tax in the Netherlands Antilles. Gain or loss derived by a U.S. person from the sale or exchange of Fuel Tech's Common Shares is exempt from Netherlands Antilles income tax. The tax treaty between the United States and the Netherlands Antilles was terminated effective December 31, 1987.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2004, under which the securities of Fuel Tech were authorized for issuance:

-------------------------------- ---------------------------------- --------------------------- -------------------------------
                                                                                                   NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE FOR
                                   NUMBER OF SECURITIES TO BE          WEIGHTED-AVERAGE            FUTURE ISSUANCE UNDER
                                    ISSUED UPON EXERCISE OF            EXERCISE PRICE OF         EQUITY COMPENSATION PLANS
                                 OUTSTANDING OPTIONS, WARRANTS       OUTSTANDING OPTIONS,          EXCLUDING SECURITIES
       PLAN CATEGORY                       AND RIGHTS                 WARRANTS AND RIGHTS          LISTED IN COLUMN (A)
-------------------------------- ---------------------------------- --------------------------- -------------------------------
                                              (a)                            (b)                              (c)
-------------------------------- ---------------------------------- --------------------------- -------------------------------
 Equity compensation plans                 2,810,000                         $3.24                        301,000
    approved by security
        holders (1)
-------------------------------- ---------------------------------- --------------------------- -------------------------------


(1) Includes Common Shares of Fuel Tech authorized for awards under Fuel Tech's 1993 Incentive Plan, as amended through June 3, 2004.

 ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2004. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2004, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             FOR THE YEARS ENDED DECEMBER 31
                                                          -----------------------------------------------------------------------
         STATEMENT OF OPERATIONS DATA                          2004          2003         2002          2001           2000
                                                          -----------------------------------------------------------------------
         (in thousands of U.S. dollars, except for
         share data)

         Net sales                                               $30,832     $ 35,736     $ 32,627      $ 17,672        $ 21,906
         Selling, general and administrative and other
         costs and expenses                                       14,017       12,946       11,687         9,873           9,305
         Net income (loss)                                         1,572        1,120        3,057        (1,633)            415
                                                          --------------- ------------ ------------ ------------- ---------------

         Basic income (loss) per Common Share                    $   .08     $    .06     $   0.16      $  (0.09)       $   0.02
         Diluted income (loss) per Common Share                  $   .07     $    .05     $   0.14      $  (0.09)       $   0.02
         Weighted-average basic shares outstanding            19,517,000   19,637,000   19,350,000    18,592,000      18,396,000
         Weighted-average diluted shares outstanding          22,155,000   22,412,000   22,437,000    18,592,000      19,621,000

                                                                                       DECEMBER 31
                                                          -----------------------------------------------------------------------
         BALANCE SHEET DATA                                    2004          2003         2002          2001           2000
                                                          -----------------------------------------------------------------------
         (in thousands of U.S. dollars, except for per
         share data)

         Working capital                                        $ 11,292     $ 10,973     $ 13,930      $  8,844        $ 12,525
         Total assets                                             23,828       21,598       25,869        20,328          23,089
         Long-term obligations                                       505          299        2,059           491           3,346
         Total liabilities                                         4,873        4,287        9,064         7,193           8,522
         Shareholders' equity                                     18,955       17,311       16,805        13,135          14,567
         Net tangible book value per share                      $   0.70     $   0.61     $   0.64      $   0.56        $   0.59

 Notes:

 (1) Shareholders' equity includes $532,000 principal amount of nil coupon non-redeemable perpetual loan notes. See Note 4 to the consolidated financial statements.

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

                                             2001            2000
                                        -------------------------------

         Reported net (loss) income       $ (1,633,000)      $ 415,000
         Add back: Goodwill
         amortization                          334,000         334,000
                                        -------------------------------
         Adjusted net (loss) income       $ (1,299,000)      $ 749,000
                                        ===============================
         Basic earnings per share:
         Reported net (loss) income             $ (.09)          $ .02
         Add back: Goodwill
         amortization                              .02             .02
                                        -------------------------------
         Adjusted net (loss) income             $ (.07)          $ .04
                                        ===============================
         Diluted earnings per share:
         Reported net (loss) income             $ (.09)          $ .02
         Add back: Goodwill
         amortization                              .02             .02
                                        -------------------------------
         Adjusted net (loss) income             $ (.07)          $ .04
                                        ===============================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Fuel-Tech N.V. ("Fuel Tech") is a technology company that provides advanced engineering solutions for the optimization of combustion systems in utility and industrial applications. Fuel Tech currently generates revenues from the following product lines:

Nitrogen Oxide ("NOx") Reduction Technologies

     Fuel Tech markets a suite of nitrogen oxide (NOx) reduction technologies. These include the NOxOUT, NOxOUT CASCADE, and NOxOUT SCR Processes which use the injection of chemicals to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources to meet statutory NOx reduction requirements worldwide. Fuel Tech distributes its products through its direct sales force, licensees and agents. The near-term driver for growth in this business is the Ozone Transport SIP (State Implementation Plan) Call, which required 19 states to decrease their NOx emissions by May 31, 2004. This regulation impacts 700-800 utility boilers and 400-500 large industrial boilers (see below for more detail on the SIP Call). Fuel Tech believes that the implementation of the SIP Call will extend well beyond the May 31, 2004 implementation date.

Fuel Treatment Chemicals

     Fuel Tech's proprietary Targeted In-Furnace Injection (TIFI) technology centers on the unique application of specialty chemicals to improve the performance of combustion units. Specifically, this technology is used to address slagging, fouling, corrosion and plume abatement in furnaces and boilers through the injection of chemicals into the fuel or, via TIFI. Fuel Tech sells its fuel treatment chemicals through its direct sales force and agents to industrial and utility power-generation facilities. Fuel Tech believes its largest market opportunity for this product line is those units burning Western coals, many of which have significant operational issues related to the formation of slag.

Visualization Software

     To further aid the accuracy and expediency with which process solutions could be designed and delivered to a customer, Fuel Tech internally developed a visualization software product called ACUITIV. The software allows users to visualize complex data sets in a three dimensional immersive environment. The ACUITIV software product was commercially introduced in the second quarter of 2002. The ACUITIV product offering was designed to provide customers in several industries including automotive, aerospace and defense, chemical processing and energy, with the ability to uncover new opportunities, improve designs, accelerate decision-making and shorten product development time to market. In early 2005 ACUITIV was discontinued as a commercial venture. The software will continue to be maintained and utilized internally on a prospective basis because it is an essential tool in the design, marketing and sale of Fuel Tech's NOx reduction and FUEL CHEM product applications.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require Fuel Tech to make estimates and assumptions. Fuel Tech believes that of its accounting policies (see Note 1 to the consolidated financial statements) the following involves a higher degree of judgment and complexity and are deemed critical. Fuel Tech discusses its critical accounting policies with the Audit Committee.

     Revenue Recognition

     Fuel Tech uses the percentage of completion method of accounting for certain long-term equipment construction and license contracts. Under the percentage of completion method, sales and gross profit are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Since the financial reporting of these contracts depends on estimates that are assessed continually during the term of the contract, recognized sales and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Different results are possible when using different assumptions.

     As part of most of its contractual project agreements, Fuel Tech will agree to customer-specific acceptance criteria that relate to the operational performance of the system that is being sold to the customer. These criteria are determined based on mathematical modeling that is performed by Fuel Tech personnel which is based on operational inputs that are provided by the customer. The customer will warrant that these operational inputs are accurate as they are specified in the binding contractual agreement. Further, the customer is solely responsible for the accuracy of the operating condition information and, all performance guarantees and equipment warranties granted by Fuel Tech are void if the operating condition information is inaccurate or is not met.

     Fuel Tech has installed over 325 units with the technology and has never failed to meet a performance guarantee when the customer has provided the required operating conditions for the project. As part of the project implementation process, Fuel Tech will perform system start-up and optimization services which effectively serve as a test of actual project performance. Fuel Tech believes that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

     Allowance for doubtful accounts

     Fuel Tech, in order to control and monitor the credit risk associated with its customer base, reviews the credit worthiness of customers on a recurring basis. Factors influencing the level of scrutiny include the level of business the customer has with Fuel Tech, the customer's payment history and the customer's financial stability. Representatives of Fuel Tech's Management team review all past due accounts on a weekly basis to assess collectibility. At the end of each reporting period, the reserve balance is reviewed relative to management's collectibility assessment and is adjusted if deemed necessary. Fuel Tech's historical credit loss has been insignificant.

     Assessment of potential impairments of goodwill and intangible assets

     Effective January 1, 2002, Fuel Tech adopted FASB (Financial Accounting Standards Board) Statement No. 142, "Goodwill and Other Intangible Assets." Under the guidance of this statement, goodwill and indefinite-lived intangible assets are no longer amortized, but rather, are required to be reviewed annually or more frequently if indicators arise, for impairment. The evaluation of impairment involves comparing the current fair value of the business to the recorded value. Fuel Tech uses a discounted cash flow model (DCF) to determine the current fair value of its two reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

     Fuel Tech reviews other intangible assets, which include a customer list, a covenant not to compete and patent assets, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated.

     Valuation allowance for deferred income taxes

      Deferred tax assets represent deductible temporary differences and net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized.

      Upon review of its potential sources of taxable income, Fuel Tech has concluded that it is more likely than not that some portion of the deferred tax asset will not be realized. Fuel Tech considers if there are taxable temporary differences that could generate taxable income in the future, if there is the ability to carryback the net operating loss, if there is a projection of future taxable income and, if there are any tax planning strategies which can be readily implemented. Fuel Tech is a company whose revenues are generated from a customer base that is heavily regulated. This fact lends some uncertainty to the ability of the Company to project forward-looking income with precision.

2004 VERSUS 2003

     Net sales for the 12 months ended December 31, 2004 and 2003 were $30,832,000 and $35,736,000, respectively. The year on year decline reflects a reduction in revenues derived from the NOx reduction project product line. Revenues for this product line were $14.6 million in 2004 versus $25.4 million in 2003. As referred to in previous filings, although the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation became effective as of May 31, 2004, there were several factors that led to a slowing of equipment orders in the air pollution control business late in 2003 and during the first half of 2004. NOx allowance prices for 2004 were depressed as a result of weak demand for power, the existence of a shortened ozone season and due to the allocation of supplemental NOx allowances. Consequently, some utilities were able to delay capital spending related to NOx control and they met their emissions reduction requirements on a short-term basis through the purchase of allowances and other temporary means. In addition, many utilities continued to experience significant capital constraints. Based on these market factors, the air pollution control business weakened during the latter portion of 2003 and the first half of 2004. As expected, the second half of 2004 began to show improvement with the receipt of several air pollution control project orders. Increased strength in this business is expected in 2005 and 2006 and Fuel Tech continues to work towards developing alliance agreements with critical customers looking to finalize their compliance plans.

     The decline in NOx reduction project revenues was partially offset by record fuel treatment chemical revenues. Revenues for the Fuel Chem product line increased to $16.2 million from $10.3 million in 2003, an increase of almost 60%. Revenues derived from Western coal-fired utility boilers had the largest year on year impact, and contributions from the customer contracts acquired from Martin Marietta Magnesia Specialties, LLC on September 30, 2003, also contributed to the increase.

     Fuel Tech believes that attaining success on additional Western coal-fired utility boilers will lead to more expedient penetration of the Western coal-fired utility market. Sales and marketing efforts are intensely focused on penetrating this market as it represents the largest opportunity for the fuel treatment chemical business. The Company's TIFI (targeted in-furnace injection) technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium.

     The SIP Call, introduced in 1998, is the federal mandate that required 22 states to reduce NOx emissions by May 2003. On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states and, on June 22, 2000, the same court made a final ruling upholding the EPA's SIP call regulation and denying the appeal of the states and utilities. Although the NOx reduction requirement date was moved back one year to May 31, 2004, 19 states were required to complete and issue their State Implementation Plans for NOx reduction by October of 2000. These plans, which the EPA had until October 2001 to approve, will potentially impact 700 to 800 utility boilers and 400 to 500 industrial units. Although the SIP Call was the subject of litigation, an appellate court of the D.C. Circuit upheld the validity of this regulation. This court's ruling was later affirmed by the U.S. Supreme Court.

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

      On December 23, 2003, EPA proposed a new regulation that affects the SIP Call states by calling for more NOx reductions in 2010 and 2015. Also, deep NOx reductions are called for in 10 additional states outside the current SIP Call region. The proposed rule, called "The Interstate Air Quality Rule," allows a cap and trade format similar to the SIP Call. This rule, or one that is similar in nature, is expected to be passed in the near term.

      Based on these regulatory developments, Fuel Tech expects to enjoy continued demand for its air pollution technologies over the next several years.

     Cost of sales as a percentage of net sales for the 12-month period ended December 31, 2004 declined to 54% from 61% in the prior year due to two primary reasons. First, a significantly larger percentage of the revenues for the 12-month period ended December 31, 2004 were generated by the fuel treatment chemical product line. The gross margins realized by the fuel treatment chemical product line are typically higher than the NOx reduction project business. Secondarily, a larger percentage of the NOx reduction project revenues generated for the 12-month period ended December 31, 2003 were generated by NOx reduction turnkey projects than in 2004. When Fuel Tech receives a NOx reduction project order from a customer, the scope of the project can include two components. First, there is the Fuel Tech equipment scope for a project and second, there is an installation scope for a project. Due to its patented technology, Fuel Tech's equipment scope for a project generates a higher gross margin than does the installation scope for a project. Historically, most NOx reduction projects undertaken by Fuel Tech have not included the installation scope of a project and this portion of the work has been the responsibility of the end customer. When Fuel Tech is responsible for both components of the project scope, the overall project margin is reduced.

     Selling, general and administrative expenses were $12,775,000 and $11,659,000 for the 12 months ended December 31, 2004 and 2003, respectively. Of the $1,116,000 increase, $400,000 was due to employment-related costs for sales and marketing personnel related to the fuel treatment chemical business. Market penetration of Fuel Tech's TIFI technology in the coal-fired utility market remains a strategic priority. The remainder of the variance was due primarily to an increase in engineering expenses which was driven by the reduction in NOx reduction project activity. When engineering employees are specifically working on NOx reduction projects their costs are classified as cost of sales.

     Research and development expenses were $1,242,000 and $1,287,000 for the 12 months ended December 31, 2004 and 2003, respectively. Fuel Tech continues to pursue commercial applications for technologies related to its core businesses, with a particular focus on its FUEL CHEM technologies.

      There was no interest expense recorded for the 12-month period ended December 31, 2004, while $25,000 was recorded during 2003. Fuel Tech paid off the entirety of its outstanding debt balance in the second quarter of 2003.

      Other expense was $83,000 for the 12 months ended December 31, 2004 versus other income of $144,000 for the 12 months ended December 31, 2003. The decline is principally due to recording an impairment loss for certain patent assets in the amount of $113,000 in 2004. Additionally, Fuel Tech had lower interest income in 2004 resulting from a lower average outstanding cash balance in 2004 versus 2003.

      Fuel Tech's income tax benefit of $1,406,000 for 2004 predominantly represents the recording of a $1,500,000 reduction in the deferred tax asset valuation allowance representing the anticipated utilization of net operating loss carryforwards in subsequent years. Based on a review of both historical and projected taxable income Fuel Tech concluded that it is more likely than not that some portion of the net operating losses will be utilized in subsequent years and that a reduction in the deferred tax valuation allowance was required. The $94,000 in tax expense that offsets this amount primarily represents state income tax expense. Fuel Tech did not record a financial impact from income taxes in 2003.

2003 VERSUS 2002

       Net sales for the 12 months ended December 31, 2003 and 2002 were $35,736,000 and $32,627,000, respectively. The improvement was primarily attributable to the increase in Fuel treatment chemical revenues, as this product line contributed revenues at a record level during 2003. Fuel treatment chemical revenues increased by 45% in 2003 to $10.3, million from $7.1 million in 2002. Within the Fuel treatment chemical product line, revenues derived from Western coal-fired utility boilers had the largest year on year impact as additional customers were attained in this market segment. Additionally, positive contributions were attained from utilities burning oil, both in the United States and in foreign locations. Fuel Tech believes that its success on several Western coal-fired utility boilers, along with intensely focused sales and marketing efforts and the utilization of strategic partners, will lead to further penetration of the Western coal-fired utility market in the near future. The coal-fired market represents the largest market opportunity for the fuel treatment chemical business and penetration into this market is a priority. The Company's TIFI technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium.

       NOx reduction project revenues in 2003 were $25.4 million, which approximates the same level as 2002. Even with the Environmental Protection Agency's (EPA) SIP (State Implementation Plan) Call regulation in place, two factors led to a slowing of equipment orders in the air pollution control business in the latter part of the year. First, rulings related to New Source Review caused our utility customers to reassess their SIP Call compliance plans to ensure that they will meet their overall NOx reduction requirements in the most cost-effective manner. Although the Company expects this recent ruling to benefit business in the future, the impact in the near-term was a delay in the receipt of orders. Second, many utilities were experiencing significant capital constraints. This, coupled with depressed NOx allowance prices for 2004, which were the result of weak demand for power and the existence of a shortened ozone season, caused some utilities to delay capital spending and to meet their requirements on a short-term basis through the purchase of allowances and other temporary means. Based on these market factors, the air pollution control business did weaken during the latter portion of 2003, and was expected to remain weak during the first half of 2004.

     Cost of sales as a percentage of net sales for the 12-month period ended December 31, 2003 was 61% versus 56% for the same period of the prior year. This percentage increase reflected a change in product mix within the NOx reduction project product line. In 2003, a significantly larger percentage of the NOx reduction project revenues were generated by turnkey projects, which include both scope components of a project, versus the comparable period in 2002. As noted previously, when Fuel Tech receives a NOx reduction project order from a customer, the scope of the project can include two components, Fuel Tech's equipment scope for a project and, an installation scope for a project. When Fuel Tech is responsible for both components of the project scope, the overall project margin is reduced.

     Selling, general and administrative expenses increased by $1,427,000 to $11,659,000 for the 12-month period ended December 31, 2003 from $10,232,000 for the same period of 2002. Approximately $800,000 of the increase was due to employment-related costs for sales and marketing personnel that were added in the latter half of 2002 and during 2003 to support the fuel treatment chemical product line. Market penetration of Fuel Tech's TIFI (targeted in-furnace injection) technology in the coal-fired utility market remains a strategic priority. To a lesser degree, approximately $300,000 of the increase was due to selling, general and administrative expenses incurred by Fuel Tech's foreign operations. Foreign expenses increased modestly in 2003 versus 2002, however the strength of the Euro in 2003 versus 2002 served to have a significant negative impact on U.S. dollar reporting. Lastly, the remainder of the variance was attributable to administrative cost increases in a variety of cost categories including employment costs, insurance premiums, audit fees and director's fees.

     Research and development expenses for the 12 months ended December 31, 2003 and 2002 were $1,287,000 and $1,455,000, respectively. The decrease in research and development spending was due to the treatment of the ACUITIV software business as a commercial enterprise commencing late in the third quarter of 2002 and thereafter. Prior to this date, this business was considered as a research and development effort.

     Interest expense for the 12 months ended December 31, 2003 was reduced to $25,000 from $136,000 in the prior 12-month period. In the second quarter of the year, the Company paid off the entirety of its outstanding debt balance.

     Other income and expense for the 12-month period ended December 31, 2003 was $144,000 versus $139,000 for the same period in 2002.

      No provision for federal or state income taxes was recorded during the 12-month period ended December 31, 2003 due to the existence of net operating loss carryforwards. An income tax benefit of $150,000 was recorded in 2002, which represented a reduction of the reserve for prior years' state income tax refunds receivable, as the related receivables were collected in 2002. Fuel Tech had $17.5 million in U.S. federal income tax loss carryforwards as of December 31, 2003, the deferred tax benefit of which had been offset by a valuation allowance in Fuel Tech's balance sheet.

LIQUIDITY AND SOURCES OF CAPITAL

     At December 31, 2004, Fuel Tech had cash and cash equivalents of $6,531,000 and working capital of $11,292,000 versus $7,812,000 and $10,973,000 at the end of 2003, respectively. Operating activities provided $714,000 of cash in 2004 primarily due to Fuel Tech's operating profit before depreciation and amortization. Investing activities used cash of $2,067,000 during the year. Of this amount, $1,100,000 was used for equipment related to the fuel treatment chemical business, while the remainder primarily was used for test equipment, furniture and fixtures and other administrative-related capital requirements. Lastly, Fuel Tech generated cash from the exercise of stock options in the amount of $34,000.

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

     At December 31, 2004, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $378,000 in connection with contracts in process. FTI is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2004, there were no cash borrowings under the revolving credit facility and approximately $14,622,000 was available for utilization.

      Interest payments were $39,000 and $156,000 for the years ended December 31, 2003 and 2002, respectively. There were no required interest payments in 2004.

      In the opinion of management, Fuel Tech's expected near-term revenue growth will be driven by the timing of penetration of the coal-fired utility marketplace via utilization of its TIFI technology, and by various entities' implementation of the NOx reduction requirements of the CAAA. Fuel Tech expects its liquidity requirements to be met by the operating results generated from these activities.

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

     ----------------------------------------------------------------------------------------------------------------------------
                                       PAYMENTS DUE BY PERIOD IN THOUSANDS OF U.S. DOLLARS
     ----------------------------------------------------------------------------------------------------------------------------
     CONTRACTUAL CASH                                 LESS THAN 1
     OBLIGATIONS                      TOTAL               YEAR            2-3 YEARS           4-5 YEARS          THEREAFTER
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
     Operating Leases                $ 2,139             $ 457              $ 907               $ 754               $ 21
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------

     Fuel Tech has a sublease agreement that obligates the lessee to make future payments to FTI. The sublease obligations noted below are related to a sublease agreement between FTI and American Bailey Corporation (ABC). ABC will reimburse FTI for its share of lease and lease-related expenses under FTI's January 29, 2004 lease of its executive offices in Stamford, Connecticut. Please refer to
Note 8 to the consolidated financial statements for a discussion of the relation between FTI and ABC.

     ----------------------------------------------------------------------------------------------------------------------------
                                RENTAL PAYMENTS DUE TO FTI BY PERIOD IN THOUSANDS OF U.S. DOLLARS
     ----------------------------------------------------------------------------------------------------------------------------
     CONTRACTUAL CASH                                 LESS THAN 1
     OBLIGATIONS                      TOTAL               YEAR            2-3 YEARS           4-5 YEARS          THEREAFTER
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
     Sublease                         $ 488               $ 96              $ 192               $ 192               $ 8
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------

     Fuel Tech, in the normal course of business, uses bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

      -     in support of the warranty period defined in the contract, or

      - in support of the system performance criteria that are defined in the contract

     In addition, Fuel Tech uses letters of credit as security for other obligations as needed in the normal course of business. As of December 31, 2004, Fuel Tech has outstanding bank performance guarantees and letters of credit as noted in the table below:

     ----------------------------------------------------------------------------------------------------------------------------
                                   COMMITMENT EXPIRATION BY PERIOD IN THOUSANDS OF U.S. DOLLARS
     ----------------------------------------------------------------------------------------------------------------------------
     COMMERCIAL                                       LESS THAN 1
     COMMITMENTS                      TOTAL               YEAR            2-3 YEARS           4-5 YEARS          THEREAFTER
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
     Standby letters of               $ 378              $ 199              $ 150               $ 29                 -
     credit and bank
     guarantees
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------

FORWARD-LOOKING INFORMATION

      From time to time, information provided by Fuel Tech, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Annual Report) may contain statements that are not historical facts, so-called "forward-looking statements." These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Fuel Tech's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third-party suppliers and intellectual property rights, risks in product and technology development and other risk factors detailed in the text under the caption "Risk Factors of the Business" in Item 1 "Business" above Part I of this Annual Report and in Fuel Tech's Securities and Exchange Commission filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Fuel Tech's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Fuel Tech does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

      Fuel Tech is also exposed to changes in interest rates primarily due to its long-term debt arrangement (refer to Note 7 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Fuel Tech's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, Fuel Tech's management carried out an evaluation, with the participation of the Fuel Tech's Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report").

In performing the evaluation, one instance was found where the procedures and controls were insufficient to ensure that infrequent or unusual business transactions, such as lease agreements, are analyzed, recorded, and monitored in the context of authoritative accounting guidance such that these transactions are recognized in accordance with generally accepted accounting principles. Rent expense during the year was understated due to the accounting treatment for a "free rent" period that was provided in its lease agreement for its corporate headquarters. Fuel Tech had recorded rent expense in accordance with the required rental payment schedule in the lease, rather than amortizing the total minimum lease payments over the full term of the lease. The adjustment for additional rent expense of $123,000 was recorded subsequent to the press release issued on Thursday, March 3, 2005. Fuel Tech has only one other building lease agreement.

Management evaluated the impact of this adjustment on Fuel Tech's assessment of its system of internal control and has concluded that the control deficiency that resulted in the one instance of incorrect lease accounting represented a material weakness. Management has concluded that, as of December 31, 2004, Fuel Tech's internal control over financial reporting was not effective based on the criteria set forth by the COSO Report, as a result of this one material weakness.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESS

To remediate the material weakness in Fuel Tech's internal control over financial reporting, Fuel Tech has implemented additional review procedures over the factors affecting infrequent or unusual business transactions, including lease agreements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF FUEL-TECH N.V.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Fuel-Tech N.V. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the insufficient procedures and controls to ensure that infrequent or unusual business transactions are analyzed, recorded, and monitored, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fuel-Tech N.V.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. Management concluded that the procedures and controls were insufficient to ensure that infrequent or unusual business transactions, such as lease agreements, are analyzed, recorded, and monitored in the context of authoritative accounting guidance such that these transactions are recognized in accordance with generally accepted accounting principles. Rent expense during the year had been understated due to not properly accounting for a "free rent" period that was provided in its lease agreement for its corporate headquarters. An adjustment for additional rent expense was recorded subsequent to the press release issued on Thursday, March 3, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 financial statements, and this report does not affect our report dated March 14, 2005 on these financial statements.

In our opinion, management's assessment that Fuel-Tech N.V. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Fuel-Tech N.V. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.


                                                           /s/ Ernst & Young LLP


Chicago, Illinois
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Fuel-Tech N.V.

We have audited the accompanying consolidated balance sheets of Fuel-Tech N.V. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuel-Tech N.V. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fuel-Tech N.V.'s internal control over financial reporting as of December 31, 2004, based on criteria established in internal control-integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting thereon.


                                                           /s/ Ernst & Young LLP

Chicago, Illinois
March 14, 2005

                                 FUEL-TECH N.V.
                           CONSOLIDATED BALANCE SHEETS

                (in thousands of U.S. dollars, except share data)

                                                                  2004             2003
                                                              ------------    -------------
DECEMBER 31

ASSETS
Current assets:
   Cash and cash equivalents                                  $      6,531    $      7,812
   Accounts receivable, net of allowances for doubtful
    accounts of $74 and $311, respectively                           7,358           6,095
   Inventories                                                         311             312
   Deferred income taxes                                               500               -
   Prepaid expenses and other current assets                           960             742
                                                              ------------    -------------
Total current assets                                                15,660          14,961

Equipment, net of accumulated depreciation of $7,209 and
    $6,165, respectively                                             2,863           2,127
Goodwill                                                             2,119           2,119
Other intangible assets, net of accumulated amortization of
    $968 and $875, respectively                                      1,342           1,546
Deferred income taxes                                                1,144             124
Other assets                                                           700             721
                                                              ------------    -------------
Total assets                                                  $     23,828    $     21,598
                                                              ============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $      2,705    $      2,244
   Accrued liabilities:
     Employee compensation                                             706             797
     Other accrued liabilities                                         957             947
                                                              ------------    -------------
Total current liabilities                                            4,368           3,988

Other liabilities                                                      505             299
                                                              ------------    -------------
Total liabilities                                                    4,873           4,287

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized,
   19,529,952 and 19,621,503 shares issued, respectively               195             196
Additional paid-in capital                                          88,600          89,698
Accumulated deficit                                               (70,458)        (72,030)
Accumulated other comprehensive income                                  86              48
Treasury stock                                                           -         (1,133)
Nil coupon perpetual loan notes                                        532             532
                                                              ------------    -------------
Total shareholders' equity                                          18,955          17,311
                                                              ------------    -------------
Total liabilities and shareholders' equity                    $     23,828    $     21,598
                                                              ============    =============

See notes to consolidated financial statements.

                                 FUEL-TECH N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands of U.S. dollars, except share data)


                                                                2004          2003           2002
                                                            -------------  ------------- -------------

 FOR THE YEARS ENDED DECEMBER 31

  NET SALES                                                 $    30,832    $    35,736   $    32,627

  COSTS AND EXPENSES
      Cost of sales                                              16,566         21,789        18,232
      Selling, general and administrative                        12,775         11,659        10,232
      Research and development                                    1,242          1,287         1,455
                                                            -------------  ------------- -------------
                                                                 30,583         34,735        29,919
                                                            -------------  ------------- -------------
  OPERATING INCOME                                                  249          1,001         2,708

  Income from equity interest in affiliates                           -              -           196
  Interest expense                                                    -           (25)         (136)
  Other (expense) income, net                                      (83)            144           139
                                                            -------------  ------------- -------------
  INCOME BEFORE TAXES                                               166          1,120         2,907
  Income tax benefit                                              1,406              -           150
                                                            -------------  ------------- -------------
  NET INCOME                                                $     1,572    $     1,120   $     3,057
                                                            =============  ============= =============

  NET INCOME PER COMMON SHARE
       Basic                                                $      0.08    $      0.06   $      0.16
       Diluted                                                     0.07           0.05          0.14

  AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
       Basic                                                 19,517,000     19,637,000    19,350,000
       Diluted                                               22,155,000     22,412,000    22,437,000


See notes to consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (in thousands)

                                                                               Accumulated
                                     Common Stock     Additional                  Other        Treasury Stock   Nil Coupon
                                     ------------      Paid-in   Accumulated  Comprehensive    --------------    Perpetual
                                   Shares    Amount    Capital     Deficit     Income (Loss)   Shares   Amount   Loan Notes   Total
                                  --------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2002        18,984      $190     $87,720    $(76,207)       $(68)          64     $(1,098)  $ 2,598   $13,135
                                  --------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                        3,057                                                    3,057
   Adjustment for fair
     value of derivative                                                            42                                           42
   Foreign currency
     translation adjustments                                                        36                                           36
                                                                                                                            -------
Comprehensive income                                                                                                          3,135
Conversion of nil coupon
   perpetual loan notes
   into Common Stock                 387         4       2,062                                                     (2,066)        -
Exercise of stock
   options and warrants              243         2         533                                                                  535
Other                                                                                            46                               -
                                  --------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002      19,614      $196     $90,315    $(73,150)       $ 10          110     $(1,098)  $   532   $16,805
                                  --------------------------------------------------------------------------------------------------

Comprehensive income:
   Net income                                                        1,120                                                    1,120
   Foreign currency
     translation adjustments                                                        38                                           38
                                                                                                                            -------
Comprehensive income                                                                                                          1,158
Exercise of stock
   options and warrants              282         3         320                                                                  323
Purchase of shares for
   retirement                       (274)       (3)       (937)                                                                (940)
Other                                                                                             8         (35)                (35)
                                 --------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003      19,622      $196     $89,698    $(72,030)       $ 48          118     $(1,133)  $   532   $17,311
                                 --------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                        1,572                                                    1,572
   Foreign currency
     translation adjustments                                                        38                                           38
                                                                                                                            -------
Comprehensive income                                                                                                          1,610
Exercise of stock
   options and warrants               26                     34                                                                  34
Share retirement                    (118)       (1)      (1,132)                               (118)      1,133                   -
                                  --------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2004      19,530      $195     $ 88,600   $(70,458)       $ 86            -     $     -   $   532   $18,955
                                  ==================================================================================================


See notes to consolidated financial statements.

                                 FUEL-TECH N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands of U.S. dollars)

                                                                2004           2003           2002
                                                            --------------------------------------------
FOR THE YEARS ENDED DECEMBER 31

OPERATING ACTIVITIES
Net income                                                       $ 1,572        $ 1,120       $ 3,057
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                   1,225          1,047           902
    Amortization                                                     137             65            41
    Provision for doubtful accounts                                   92            425           289
    Loss on equipment disposals/impaired assets                      109             32           186
    Income from equity interest in affiliates                          -              -          (196)
    Deferred income tax                                           (1,520)           (36)         (150)
    Cash payments against German subsidiary closing reserve            -              -           (20)

   Changes in operating assets and liabilities:
   Accounts receivable                                            (1,355)         2,329        (3,813)
   Inventories                                                         -            108          (146)
   Prepaid expenses, other current assets                           (197)          (454)          (68)
     and other noncurrent assets
   Accounts payable                                                  461         (2,821)        3,087
   Accrued liabilities and other                                     125           (156)          144
      noncurrent liabilities
      Deferred revenue                                                 -              -          (319)
      Other                                                           65              -             7
                                                            --------------------------------------------
Net cash provided by operating activities                            714          1,659         3,001

INVESTING ACTIVITIES
   Investment in and loans to CDT                                      -              -           250
   Proceeds from sale of equipment                                    13              -            17
   Acquisition of fuel additive business                               -         (1,348)            -
   Purchases of equipment and patents                             (2,080)        (1,024)       (1,338)
                                                            --------------------------------------------
Net cash used in investing activities                             (2,067)        (2,372)       (1,071)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                            34            323           535
   Purchase of treasury shares                                         -            (35)            -
   Purchase of shares to be retired                                    -           (940)            -
   Repayment of borrowings                                             -         (1,800)         (900)
                                                            --------------------------------------------
Net cash provided by (used in) financing activities                   34         (2,452)         (365)

Effect of exchange rate fluctuations on cash                          38             38            36
                                                            --------------------------------------------
Net (decrease) increase in cash and cash equivalents              (1,281)        (3,127)        1,601
Cash and cash equivalents at beginning of year                     7,812         10,939         9,338
                                                            --------------------------------------------
Cash and cash equivalents at end of year                         $ 6,531        $ 7,812       $10,939
                                                            ============================================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Fuel-Tech N.V. ("Fuel Tech") is a holding company that provides advanced engineering solutions for the optimization of combustion systems in utility and industrial applications. Fuel Tech's primary focus, through its wholly owned subsidiary, Fuel Tech, Inc. ("FTI"), is on the worldwide marketing and sale of its NOxOUT Process and related technologies as well as its FUEL CHEM fuel treatment chemical product line. The NOxOUT Process reduces nitrogen oxide ("NOx") emissions from boilers, furnaces and other stationary combustion sources. FUEL CHEM is based on Fuel Tech's proprietary
Targeted In-Furnace Injection technology in the unique application of specialty chemicals to improve the performance of combustion units. Fuel Tech's business is materially dependent on the continued existence and enforcement of air quality regulations, particularly in the United States. Fuel Tech has expended significant resources in the research and development of new technologies in building its proprietary portfolio of air pollution control, fuel treatment chemicals, computer modeling and advanced visualization technologies.

     International revenues were $4.7 million, $4.8 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts represented 15%, 13% and 12% of Fuel Tech's total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages.

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

CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

     Fuel Tech considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2004, substantially all of Fuel Tech's cash and cash equivalents are on deposit with two financial institutions. All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, Fuel Tech adopted Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income or loss, and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Interest Rate Risk Management

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

Foreign Currency Risk Management

     Fuel Tech's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Fuel Tech does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

ACCOUNTS RECEIVABLE

     Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on contracts under the percentage of completion method. At December 31, 2004 and 2003, unbilled receivables were approximately $93,000 and $625,000, respectively. The allowance for doubtful accounts is established based on Fuel Tech's historical level of write-off activity and management's review of specific accounts at each reporting date.

GOODWILL AND OTHER INTANGIBLES

     Effective January 1, 2002, Fuel Tech adopted FASB (Financial Accounting Standards Board) Statement No. 142, "Goodwill and Other Intangible Assets." Under the guidance of this statement, goodwill and indefinite-lived intangible assets are no longer amortized, but rather, are required to be reviewed annually or more frequently if indicators arise, for impairment. The evaluation of impairment involves comparing the current fair value of the business to the recorded value. Fuel Tech uses a discounted cash flow model (DCF) to determine the current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. Fuel Tech's annual fair value measurement test revealed no evidence of impairment.

     Fuel Tech reviews other intangible assets, which include a customer list, a covenant not to compete and patent assets, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated.

       On September 30, 2003, the Company's wholly-owned subsidiary, FTI, acquired the fuel additive business of Martin Marietta Magnesia Specialties, LLC
(MMMS). The aggregate purchase price was $1,348,000, paid in cash. The following table summarizes the estimated fair values of the assets acquired.

       ----------------------------------- ------------------
       Equipment                                  $   50,000
       ----------------------------------- ------------------
       Customer list                               1,198,000
       ----------------------------------- ------------------
       Covenant not to compete                       100,000
       ----------------------------------- ------------------
       Total                                      $1,348,000
       ----------------------------------- ==================

       The amount of $1,298,000, representing the value of the customer list and the covenant not to compete, was recorded in other intangible assets on the consolidated balance sheet. The customer list is being amortized over a period of 15 years while the covenant not to compete is being amortized over six years. The estimated amortization expense related to these intangible assets is expected to approximate $100,000 per year for the five-year period ending December 31, 2009.

     Included with other intangible assets on the consolidated balance sheet are third-party costs related to the development of patents. As of December 31, 2004 and 2003, the net patent asset balance was $165,000 and $272,000, respectively. The third-party costs capitalized during the year ended December 31, 2004 and 2003 were $47,000 and $23,000, respectively. Third party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.

     Fuel Tech's intellectual property has been the primary building block for the Air Pollution Control and Fuel treatment chemical product lines. The patents are essential to the generation of revenue for Fuel Tech's businesses and are essential to protect Fuel Tech from competition in the markets in which it serves. These costs are being amortized on the straight-line method over a period of 10 years from the date of patent issuance. Patent maintenance fees are charged to operations as incurred. Further, the estimated amortization expense related to Fuel Tech's intangible patent assets is expected to approximate $20,000 per year for the five-year period ending December 31, 2009.

     Fuel Tech reviews other intangible assets, which include a customer list, a covenant not to compete and patent assets, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. The impact of impairment losses on Fuel Tech was $113,000 and $32,000 for the years ended December 31, 2004 and 2003, respectively, and such amounts are recorded in the "Other income, net," line item in the consolidated statement of operations.

EQUIPMENT

     Equipment is stated on the basis of cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives as follows:

           Laboratory equipment.......................5-10 years
           Furniture and fixtures.....................3-10 years
           Field equipment.............................3-4 years
           Vehicles......................................3 years
           Computer equipment and software.............2-3 years

REVENUE RECOGNITION

     Fuel Tech uses the percentage of completion method of accounting for certain long-term equipment construction and license contracts. Under the percentage of completion method, sales and gross profit are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Sales and gross profit are adjusted for revisions in completion estimates and contract values in the period in which the facts giving rise to the revisions become known. Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.

DISTRIBUTION COSTS

     Fuel Tech classifies shipping and handling costs in cost of sales in the consolidated statement of operations.

INCOME TAXES

     Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     For financial statement purposes, Fuel Tech records a valuation allowance to offset the tax benefit of deductible temporary differences and net operating loss and tax credit carryforwards. Upon review of its potential sources of taxable income, Fuel Tech has concluded that it is more likely than not that some portion of the deferred tax asset will not be realized. Fuel Tech considers the following in the determination: taxable temporary differences that generate taxable income in the future; the ability to carryback the net operating loss; projections of future taxable income, and; tax planning strategies which can be readily implemented. Fuel Tech is a company whose revenues are generated from a customer base that is heavily regulated. This fact lends some uncertainty to the ability of the Company to project forward-looking income with precision.

STOCK-BASED COMPENSATION

     Fuel Tech accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees (APB No.25)." Under Fuel Tech's current plans, options may be granted at not less than the fair market value on the date of grant, and therefore, no compensation expense is recognized for the stock options granted.

     If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, Fuel Tech's net income and income per share would have been adjusted as follows for the years ended December 31:

     ------------------------------------- ---------------- ---------- ---------- ----------
     (in thousands, except share data)                        2004       2003       2002
     ------------------------------------- ---------------- ---------- ---------- ----------
      Net income
     ------------------------------------- ---------------- ---------- ---------- ----------
                                           As reported        $ 1,572     $1,120     $3,057
     ------------------------------------- ---------------- ---------- ---------- ----------
                                           As adjusted            807        363      2,083
     ------------------------------------- ---------------- ---------- ---------- ----------

     ------------------------------------- ---------------- ---------- ---------- ----------
     Basic and diluted income per share:
     ------------------------------------- ---------------- ---------- ---------- ----------
                                           Basic - as            $.08       $.06       $.16
                                           reported
     ------------------------------------- ---------------- ---------- ---------- ----------
                                           Basic - as            $.04       $.02       $.11
                                           adjusted
     ------------------------------------- ---------------- ---------- ---------- ----------

      ------------------------------------- ---------------- ---------- ---------- ----------
                                           Diluted - as          $.07       $.05       $.14
                                           reported
     ------------------------------------- ---------------- ---------- ---------- ----------
                                           Diluted - as          $.04       $.02       $.09
                                           adjusted
     ------------------------------------- ---------------- ---------- ---------- ----------

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, and requires Fuel Tech to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Operations. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Operations based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Operations over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective as of the beginning of the third quarter of 2005. The Company is still evaluating the impact and has the option to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R. We have no reason to believe that the amounts reported as a result of the adoption will be materially different from the prior disclosed amounts.

 BASIC AND DILUTED EARNINGS PER COMMON SHARE

     Basic earnings per share exclude the dilutive effects of stock options and of the nil coupon non-redeemable convertible unsecured loan notes (see Note 4). Diluted earnings per share include the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes and of stock options and warrants. The following table sets forth the weighted-average shares used at December 31 in calculating earnings per share (in thousands):

       ------------------------------------ ----------- ----------- -----------
                                               2004         2003        2002
       ------------------------------------ ----------- ----------- -----------
       Basic weighted-average shares          19,517       19,637      19,350
       ------------------------------------ ----------- ----------- -----------
       Conversion of unsecured loan notes         85           85          85
        ------------------------------------ ----------- ---------- -----------
       Unexercised options and warrants        2,553        2,690       3,002
       ------------------------------------ ----------- ----------- -----------
       Diluted weighted-average shares        22,155       22,412      22,437
       ------------------------------------ =========== =========== ===========

2. TAXATION

     The components of income (loss) before taxes for the years ended December 31 are as follows (in thousands):

      ------------------------------------- ----------- ----------- ---------
      ORIGIN OF INCOME (LOSS) BEFORE TAXES      2004       2003       2002
      ------------------------------------- ----------- ----------- ---------
      United States                            $1,218     $2,210     $3,689
      ------------------------------------- ----------- ----------- ---------
      Foreign                                  (1,052)    (1,090)      (782)
       ------------------------------------ ----------- ----------- ---------
      Income before taxes                      $  166     $1,120     $2,907
      ------------------------------------- =========== =========== =========

     Significant components of the income tax (benefit) provision for the years ended December 31 are as follows (in thousands):

                                                  2004       2003       2002
                                                --------   ---------  ---------
            Current:
                 Federal                        $      -   $     36    $     -
                 State                                94          -       (150)
                 Other                                20          -          -
                                                --------   --------    -------
                 Total current                       114         36       (150)
            Deferred:
                 Federal                           1,512      5,072      2,478
                 State                               204        725        354
                 Change in valuation allowance    (3,236)    (5,833)    (2,832)
                                                --------   --------    -------
                 Total deferred                   (1,520)       (36)         -
                                                --------   --------    -------
            Benefit for income taxes            $ (1,406)  $      -    $  (150)
                                                ========   ========    =======

     A reconciliation between the (benefit) provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated (benefit) provision in the consolidated statements of operations for the years ended December 31 is as follows (in thousands):

-----------------------------------------  ----------  -----------  ----------
                                               2004        2003       2002
-----------------------------------------  ----------  -----------  ----------
Provision (benefit) at the U.S. federal
statutory rate                             $       58  $       392  $    1,040
-----------------------------------------  ----------  -----------  ----------
Foreign losses without tax benefit                368          382         274
-----------------------------------------  ----------  -----------  ----------
Valuation allowance adjustment                 (1,926)        (774)     (1,314)
-----------------------------------------  ----------  -----------  ----------
State income taxes                                 94            -        (150)
-----------------------------------------  ----------  -----------  ----------
Benefit for income taxes                   $   (1,406) $         -  $     (150)
-----------------------------------------  ==========  ===========  ==========

The deferred tax liabilities and assets at December 31 are as follows:

                                                                 2004          2003
                                                             -----------   -----------
      Deferred tax liabilities:
               Patents                                       $   (66,000)  $  (109,000)
               Goodwill                                         (128,000)      (42,000)
                                                             -----------   -----------
            Total deferred tax liability                        (194,000)     (151,000)
      Deferred tax assets:
               Net operating loss carryforwards                5,140,000     6,994,000
               Accounts receivable                                30,000       112,000
               Warranty reserve                                   55,000        70,000
               Research credit                                   813,000       555,000
               Alternative minimum tax credit                    144,000       124,000
                                                             -----------   -----------
            Total deferred tax asset                           6,182,000     7,855,000
            Valuation allowances for deferred tax assets      (4,344,000)   (7,580,000)
                                                             -----------   -----------
            Deferred tax assets net of valuation allowances    1,838,000       275,000
                                                             -----------   -----------
      Net deferred tax asset                                 $ 1,644,000   $   124,000
                                                             ===========   ===========

      Fuel Tech's income tax benefit of $1,406,000 for 2004 predominantly represents the recording of a reduction in the deferred tax asset valuation allowance representing the anticipated utilization of net operating loss carryforwards in subsequent years as noted above. Based on a review of both historical and projected taxable income Fuel Tech concluded that it is more likely than not that some portion of the net operating losses will be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance needed to be recorded. The $94,000 in tax expense that offsets this amount primarily represents state income tax expense. Fuel Tech did not record a financial impact from income taxes in 2003 and the income tax benefit of $150,000 that was recorded in 2002 represented a reduction in the reserve for prior years' state income tax refunds receivable.

     The $3.2 million reduction in the valuation allowance from December 31, 2003 to December 31, 2004 is primarily due to the following:

     - $1.8 million is due to the utilization ($.4 million) and expiration ($1.4 million) of net operating loss carryforwards in 2004

     - $1.5 million is due to a reduction in the valuation allowance for net operating loss carryforwards. Based on a review of both historical and projected taxable income, Fuel Tech concluded that it is more likely than not that some portion of the net operating losses will be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance was required.

      - the offsetting $.1 million is due to the net change in deferred tax assets

     At December 31, 2004, FTI had tax losses available for offset against future years' earnings of approximately $12.8 million in the United States. In 2004, approximately $3.7 million in tax losses expired while $.9 million were utilized. Under the provisions of the U.S. Tax Reform Act of 1986, utilization of Fuel Tech's U.S. federal income tax loss carryforwards may be limited should ownership changes exceed 50% within a three-year period. The remaining U.S. federal tax loss carryforwards expire as follows (in thousands):

                      2005           $ 5,467
                      2006             1,987
                      2007             2,325
                      2008             1,480
                      2009               220
                      2010               309
                      2011               884
                      2012                40
                      2021               117
                                    --------
                                    $ 12,829
                                    ========

3. COMMON SHARES

      At December 31, 2004, Fuel Tech had 19,529,952 Common Shares issued, with an additional 84,787 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 4) and 2,810,000 shares reserved for issuance upon the exercise of stock options, 1,806,125 of which are currently exercisable (see Note 5).

4. NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

      At December 31, 2004, 2003 and 2002, Fuel Tech had $532,000 principal amount of nil coupon non-redeemable convertible unsecured perpetual loan notes (the "Loan Notes") outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 or $11.43 per share. The Loan Notes bear no interest and have no maturity date. They are generally repayable only in the event of Fuel Tech's dissolution and, accordingly, have been classified within shareholders' equity in the accompanying balance sheet.

     There were no conversions in 2004 or 2003, however, during 2002 Loan Notes in the principal amount of $2,125,000 were converted into 185,937 Common Shares.

5. STOCK OPTIONS AND WARRANTS

     Fuel Tech has granted stock options under the 1993 Incentive Plan ("1993 Plan"). Under the 1993 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be such of Fuel Tech's directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech's business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the 1993 Plan is 12.5% of outstanding shares calculated on a fully-diluted basis. In 2004, 2003 and 2002, 408,000, 475,500 and 424,000 options, respectively, were granted to employees and directors.

     The modified Black-Scholes option-pricing model was used to estimate the fair value of employee stock options for the SFAS No. 123 proforma disclosure in
Note 1. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because Fuel Tech's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     The fair value of each option grant, for "As adjusted" disclosure purposes in Note 1, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

                                         2004      2003       2002
                                         ----      ----       ----
            Expected dividend yield      0.00%     0.00%      0.00%
            Risk-free interest rate      3.60%     2.80%      2.60%
            Expected volatility          62.3%     59.1%      74.7%
            Expected life of option    4 years   4 years    4 years

     The following table presents a summary of Fuel Tech's stock option activity and related information for the years ended December 31:

                                                 2004                             2003                          2002
                                        NUMBER         WEIGHTED-        NUMBER         WEIGHTED-         NUMBER      WEIGHTED-
                                          OF            AVERAGE           OF            AVERAGE            OF         AVERAGE
                                        OPTIONS     EXERCISE PRICE      OPTIONS      EXERCISE PRICE     OPTIONS    EXERCISE PRICE
                                    ---------------------------------------------------------------------------------------------
 OUTSTANDING AT BEGINNING OF YEAR         2,447,050         $  3.00       2,207,000          $  2.71      2,155,500      $  2.34

 GRANTED                                    408,000            4.67         475,500             3.93        424,000         5.82
 EXERCISED                                 (19,425)            1.74       (207,950)             2.16      (243,250)         2.20
 EXPIRED OR FORFEITED                      (25,625)            4.82        (27,500)             3.99      (129,250)         6.23
                                    ---------------------------------------------------------------------------------------------
 OUTSTANDING AT END OF YEAR               2,810,000         $  3.24       2,447,050          $  3.00      2,207,000      $  2.71
                                    ---------------------------------------------------------------------------------------------

 EXERCISABLE AT END OF YEAR               1,806,125         $  2.65       1,436,050          $  2.28      1,220,625      $  2.30
 WEIGHTED -AVERAGE FAIR VALUE OF
   OPTIONS GRANTED DURING THE YEAR                          $  2.31                          $  1.89                     $  3.31

     The following table summarizes information about stock options outstanding at December 31, 2004:

                        OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------
                                   WEIGHTED-AVERAGE       WEIGHTED-                         WEIGHTED-
    RANGE OF          NUMBER OF        REMAINING          AVERAGE          NUMBER OF         AVERAGE
 EXERCISE PRICES       OPTIONS     CONTRACTUAL LIFE    EXERCISE PRICE       OPTIONS       EXERCISE PRICE
------------------------------------------------------------------------------------------------------------
 $1.47 - $3.26       1,505,500     4.55 years             $   1.90         1,404,375           $ 1.91
 $3.60 - $6.27       1,304,500     8.56 years             $   4.78           401,750           $ 5.23
                 --------------                                         ------------
 $1.47 - $6.27       2,810,000     6.41 years             $   3.24         1,806,125           $ 2.65
----------------------------------------------------------------------------------------------------------

     In addition to the above, Fuel Tech has 2,552,500 warrants outstanding to purchase Common Shares at an exercise price of $1.75. The warrants expire on April 30, 2008.

6. COMMITMENTS

OPERATING LEASES

     Fuel Tech leases office space, autos and certain equipment under agreements expiring on various dates through 2010. Future minimum lease payments under noncancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2004 are as follows (in thousands):

             ---------------------- ------------------------
                YEAR OF PAYMENT             AMOUNT
             ----------------------- ------------------------
                      2005                   $457
             ---------------------- ------------------------
                      2006                    458
             ---------------------- ------------------------
                      2007                    449
             ---------------------- ------------------------
                      2008                    430
             ---------------------- ------------------------
                      2009                    324
             ---------------------- ------------------------
                   Thereafter                  21
             ---------------------- ------------------------

     For the years ended December 31, 2004, 2003 and 2002, rent expense approximated $640,000, $618,000 and $584,000, respectively.

     Fuel Tech has a sublease agreement that obligates the lessee to make future payments. The sublease obligations noted below are related to a sublease agreement between Fuel Tech, Inc. (FTI) and American Bailey Corporation (ABC). ABC will reimburse FTI for its share of lease and lease-related expenses under FTI's January 29, 2004 lease of its executive offices in Stamford, Connecticut. Please refer to Note 8 to the consolidated financial statements for a discussion of the relation between FTI and ABC. The future minimum lease payments under this noncancellable sublease as of December 31, 2004 are as follows (in thousands):

               ------------------------- -----------------------
                  YEAR OF PAYMENT               AMOUNT
               ------------------------- -----------------------
                        2005                     $96
               ------------------------- -----------------------
                        2006                      96
               ------------------------ ------------------------
                        2007                      96
               ------------------------ ------------------------
                        2008                      96
               ------------------------ ------------------------
                        2009                      96
               ------------------------ ------------------------
                     Thereafter                    8
               ------------------------ ------------------------

The terms of the two primary lease arrangements are as follows:

      - The Batavia, Illinois building lease term runs from June 1, 1999 to May 31, 2009.

      - The current Stamford, Connecticut building lease term runs from February 1, 2004 to January 31, 2010. Fuel Tech was provided with a ten month "free rent" period under this lease, and the total minimum lease payments are being amortized over the lease term. The deferred rent liability is $197,000 at December 31, 2004, of which $20,000 and $177,000 are recorded in current "Other accrued liabilities" and long-term "Other liabilities," respectively on the consolidated balance sheet. Under the sublease noted above, ABC was also provided with a ten month "free rent" period, and the total minimum lease rentals are also being amortized over the lease term. The deferred rent receivable is $74,000 at December 31, 2004, of which $8,000 and $66,000 are recorded in current "Prepaid expenses and other current assets" and long-term "Other assets," respectively on the consolidated balance sheet.

The prior Stamford, Connecticut building lease term ran from April 30, 1999 to April 30, 2004.

None of Fuel Tech's lease arrangements are adjusted based on an index feature.

PERFORMANCE GUARANTEES

     The majority of Fuel Tech's long-term equipment construction contracts contain language guaranteeing that the performance of the system that is being sold to the customer will meet specific criteria. On occasion, bank performance guarantees and letters of credit are issued to the customer in support of the construction contracts as follows:

      -     in support of the warranty period defined in the contract, or

      - in support of the system performance criteria that are defined in the contract

     As of December 31, 2004, Fuel Tech has outstanding bank performance guarantees and letters of credit in the amount of $258,000 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. Management of Fuel Tech believes that these projects will be successfully completed and that there will not be a materially adverse impact on Fuel Tech's operations from these bank performance guarantees and letters of credit.

7.   DEBT FINANCING

     Fuel Tech, Inc. (FTI) had a $10.0 million revolving credit facility expiring July 31, 2004, which was collateralized by all personal property owned by FTI. Effective June 30, 2004, FTI amended the facility to increase the line to $15.0 million, and extend the expiration date until July 31, 2006. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest based on the following:

      - The Bank Prime Rate reduced by a range of zero to 50 basis points, or

      - The Bank Interbank Offering Rate increased by a range of 200 to 250 basis points

     The Company can choose which rate to apply to borrowings.

     At December 31, 2004, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $378,000 in connection with contracts in process. This amount includes the $258,000 in bank performance guarantees and letters of credit as referred to in Note 6 to the consolidated financial statements. FTI is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2004, there were no cash borrowings under the revolving credit facility and approximately $14,622,000 was available for utilization.

     Interest payments were $39,000 and $156,000 for the years ended December 31, 2003 and 2002, respectively. There were no required interest payments in 2004.

8. RELATED PARTY TRANSACTIONS

     As of December 31, 2004, Fuel Tech has a 10.6% common stock ownership interest in Clean Diesel Technologies, Inc. (CDT) which is being accounted for using the cost method. Fuel Tech is precluded from selling its interest in CDT except pursuant to a registration statement, or in a broker/dealer transaction within the limitations of Rule 144 of the Securities and Exchange Commission
(SEC), or in an exempt private placement within the limitations of Rule 144 of the SEC. Fuel Tech's investment in CDT, whose shares are publicly traded on the OTC Bulletin Board and the Alternative Investment Market of the London Stock Exchange, had a market value of $3.1 million at December 31, 2004, which is not reflected on Fuel Tech's balance sheet.

     In November 2000, Fuel Tech committed to lend CDT $250,000 as part of a $1.0 million loan facility between CDT, Fuel Tech and other entities. In December 2000, Fuel Tech loaned CDT $125,000 as its share of the first $500,000 draw down under the terms of the loan facility. This amount was included in the prepaid expenses and other current assets line item on the consolidated balance sheet as of December 31, 2000. In March 2001, Fuel Tech loaned CDT $125,000 as its share of the second $500,000 draw down under the terms of the loan facility. The principal balance on both loan installments, with accrued interest at 10% per annum, was payable on May 14, 2002. For its participation in the loan facility and for its $250,000 contribution, Fuel Tech received 25,000 warrants to purchase CDT common stock. The warrants have an exercise price of $2.00 and can be exercised on or before November 14, 2010. Because of the continuing losses incurred by CDT, the carrying value of the loans was reduced to $0 as of December 31, 2001 based on Fuel Tech's pro-rata share of the losses incurred. Consequently, a $250,000 loss was recorded during 2001. In the first quarter of 2002, CDT repaid the entire amount of the loans plus interest. The payment of the $250,000 principal value of the loan was recorded as income in the first quarter of 2002, along with approximately $24,000 in interest income. The value assigned to the warrants on the consolidated balance sheet at December 31, 2004 and 2003 is not significant.

     On August 3, 1995, Fuel Tech signed a Management and Services Agreement with CDT. According to the agreement, CDT is to reimburse Fuel Tech for management, services and administrative expenses incurred by Fuel Tech on behalf of CDT. Additionally, Fuel Tech charges CDT an additional 3% of such costs annually. For the years ended December 31, 2004, 2003 and 2002, $70,000, $69,000 and $69,000, respectively, was charged to CDT as a management fee.

     Pursuant to an assignment agreement of certain technology to CDT, Fuel Tech is due royalties from CDT of 2.5% of CDT's annual revenue from sales of CDT's Platinum Fuel Catalyst, commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $12 million commencing in 1998 and declining annually to $1,090,910 in 2008. CDT as assignee and owner will maintain the technology at its own expense. To date, Fuel Tech has received approximately $14,000 in royalties. Fuel Tech intends to record royalties from CDT on a cash basis.

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

     As of January 1, 2004, two former employees of ABC who were Directors of Fuel Tech became employees of FTI. Concurrently, in early 2004, a new agreement was put in place between FTI and ABC. Effective January 1, 2004, a compensation agreement was established whereby ABC will reimburse FTI for certain services that employees of FTI will provide to ABC. In addition, ABC is a sublessee under FTI's January 29, 2004 lease of its executive offices in Stamford, Connecticut. ABC will reimburse FTI for its share of lease and lease-related expenses under the sublease agreement. Please refer to Note 6 to the consolidated financial statements for a further discussion of this sublease.

9. DEFINED CONTRIBUTION PLAN

     Fuel Tech has a retirement savings plan available for all U.S. employees who have met minimum length-of-service requirements. Fuel Tech's contributions are determined based upon amounts contributed by Fuel Tech's employees with additional contributions made at the discretion of Fuel Tech's Board of Directors. Costs related to this plan were $300,000, $341,000 and $180,000 in 2004, 2003 and 2002, respectively.

10.  BUSINESS SEGMENT, GEOGRAPHIC AND QUARTERLY FINANCIAL DATA

BUSINESS SEGMENT FINANCIAL DATA

Fuel Tech is organized into three reportable segments, two that provide advanced engineering solutions for the optimization of combustion systems in utility and industrial applications, and one that markets and sells visualization software.

The two segments that comprise the advanced engineering solutions product offerings are as follows:

      - The nitrogen oxide reduction technology segment, which includes the NOxOUT, NOxOUT CASCADE, and NOxOUT SCR processes for the reduction of nitrogen oxide emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources, and

      - The fuel treatment chemical segment which uses chemical processes for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel or by Targeted In-Furnace Injection.

     The visualization software segment does not meet the materiality test for disclosure and is aggregated in "Other" below. In addition, Other" also includes those profit and loss items not allocated by Fuel Tech to each reportable segment. Lastly, there are no intersegment sales that require elimination.

     Fuel Tech evaluates performance and allocates resources based on reviewing gross margin by reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Fuel Tech does not review assets by reportable segment, but rather, in aggregate for the Company as a whole.


Information about reporting segment net sales and gross margin are provided below:


For the year ended December 31, 2004         Nitrogen Oxide          Fuel Treatment
                                               Reduction                Chemical              Other                 Total
------------------------------------ ----------------------- ----------------------- -------------------- ----------------------
Net sales from external customers               $14,602,000             $16,216,000        $      14,000             $30,832,000
Cost of sales                                     8,458,000               7,797,000              311,000              16,566,000
                                     ----------------------- ----------------------- -------------------- ----------------------
Gross margin                                      6,144,000               8,419,000             (297,000)            $14,266,000
Selling, general and administrative                       -                       -           12,775,000              12,775,000
Research and development                                  -                       -            1,242,000               1,242,000
                                     ----------------------- ----------------------- -------------------- ----------------------
Operating income                                $ 6,144,000             $ 8,419,000        $ (14,314,000)            $   249,000
                                     ======================= ======================= ==================== ======================

For the year ended December 31, 2003         Nitrogen Oxide          Fuel Treatment
                                               Reduction                Chemical             Other                 Total
------------------------------------ ----------------------- ----------------------- -------------------- ----------------------
Net sales from external customers               $25,404,000             $10,315,000        $      17,000             $35,736,000
Cost of sales                                    16,886,000               4,672,000              231,000              21,789,000
                                     ----------------------- ----------------------- -------------------- ----------------------
Gross margin                                      8,518,000               5,643,000             (214,000)             13,947,000
Selling, general and administrative                       -                       -           11,659,000              11,659,000
Research and development                                  -                       -            1,287,000               1,287,000
                                      ----------------------- ----------------------- -------------------- ----------------------
Operating income                                $ 8,518,000             $ 5,643,000        $ (13,160,000)            $ 1,001,000
                                     ======================= ======================= ==================== ======================

For the year ended December 31, 2002         Nitrogen Oxide          Fuel Treatment
                                               Reduction                Chemical             Other                 Total
------------------------------------ ----------------------- ----------------------- -------------------- ----------------------
Net sales from external customers               $25,491,000             $ 7,136,000        $           -             $32,627,000
Cost of sales                                    14,902,000               3,268,000               62,000              18,232,000
------------------------------------ ----------------------- ----------------------- -------------------- ----------------------
Gross margin                                     10,589,000               3,868,000              (62,000)             14,395,000
Selling, general and administrative                       -                       -           10,232,000              10,232,000
Research and development                                  -                       -            1,455,000               1,455,000
                                      ----------------------- ----------------------- -------------------- ----------------------
Operating income                                $10,589,000             $ 3,868,000        $ (11,749,000)            $ 2,708,000
                                     ======================= ======================= ==================== ======================

GEOGRAPHIC SEGMENT FINANCIAL DATA

     Information concerning Fuel Tech's operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

   For the years ended December 31      2004          2003           2002
                                   --------------------------------------------

   Net sales:
       United States               $ 26,093,000   $ 30,965,000    $ 28,724,000
       Foreign                        4,739,000      4,771,000       3,903,000
                                   --------------------------------------------
                                   $ 30,832,000   $ 35,736,000    $ 32,627,000
                                   ============================================

   December 31                          2004          2003           2002
                                   --------------------------------------------
   Assets:
       United States               $ 21,641,000   $ 19,487,000    $ 24,393,000
       Foreign                        2,187,000      2,111,000       1,476,000
                                   --------------------------------------------
                                   $ 23,828,000   $ 21,598,000    $ 25,869,000
                                   ============================================

QUARTERLY FINANCIAL DATA

Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2004 and 2003.

FOR THE QUARTER ENDED:                                March 31          June 30         September 30       December 31
                                                    ---------------------------------------------------------------------
(in thousands, except share data)

2004 (a,b)
    Net sales                                             $ 6,152          $ 7,352            $ 9,577            $ 7,751
    Cost of sales                                           3,216            4,196              4,813              4,341
    Net (loss) income                                       (531)            (308)              1,001              1,410
    Net (loss) income per Common Share:
       Basic                                               ($.03)           ($.02)               $.05               $.07
       Diluted                                             ($.03)           ($.02)               $.05               $.06

2003
    Net sales                                             $ 8,036          $ 9,968           $ 10,178            $ 7,554
    Cost of sales                                           5,409            6,411              5,592              4,377
    Net (loss) income                                       (517)              600              1,317              (280)
    Net (loss) income per Common Share:
       Basic                                               ($.03)             $.03               $.07             ($.01)
       Diluted                                             ($.03)             $.03               $.06             ($.01)

      (a) based on a review of both historical and projected taxable income, Fuel Tech concluded that it is more likely than not that some portion of its net operating losses would be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance needed to be recorded. Fuel Tech recorded a reduction in the deferred tax asset valuation allowance of $1,500,000 in the fourth quarter of 2004 representing the anticipated utilization of net operating loss carryforwards in subsequent years.

      (b) Fuel Tech recorded additional lease expense of $123,000 (net of sublease income) in the fourth quarter of 2004 related to the calculation of straight-line rent expense for its Stamford lease. The effect of this adjustment on the quarterly net (loss) income for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, was
      ($25,000), ($37,000), ($37,000) and ($24,000), respectively. These amounts are reflected in the quarterly results in the above table. Please refer to
      Note 6 to the consolidated financial statements.

The total of the basic and diluted net (loss) income amounts per share for the four quarters ending December 31, 2004 does not sum to the amounts presented on the Consolidated Statement of Operations for the year ending December 31, 2004 due to rounding.

11. PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS (AT DECEMBER 31)                                 2004            2003
                                                             -----------    ------------
Assets:

    Receivable and other current assets                      $   145,000     $    96,000
    Investments in subsidiaries                               18,958,000      17,305,000
                                                             -----------     -----------
    Total assets                                             $19,103,000     $17,401,000
                                                             ===========     ===========

 Liabilities and shareholders' equity:

Liabilities:

    Accounts payable and accrued expenses                    $   148,000     $    90,000

Shareholders' equity                                          18,955,000      17,311,000
                                                             -----------     -----------
Total liabilities and shareholders' equity                   $19,103,000     $17,401,000
                                                             ===========     ===========

STATEMENTS OF OPERATIONS (FOR THE YEARS ENDED DECEMBER 31)       2004            2003            2002
                                                             -----------    ------------     ------------
    Loss from operations                                     $  (772,000)   $   (763,000)    $   (710,000)
    Interest and other income, net                                     -               -          222,000
    Income from equity investment in subsidiary                2,344,000       1,883,000        3,545,000
                                                             -----------    ------------     ------------
    Net income                                               $ 1,572,000    $  1,120,000     $  3,057,000
                                                             ===========    ============     ============

STATEMENTS OF CASH FLOW (FOR THE YEARS ENDED DECEMBER 31)        2004            2003            2002
                                                             -----------    ------------     ------------
Operating activities:
    Net cash used in operating activities                    $  (764,000)   $   (880,000)    $   (757,000)
                                                             -----------    ------------     ------------

Investing activities:
    Repayment from CDT of outstanding loan                             -               -          250,000
                                                             -----------    ------------     ------------
    Net cash provided by investing activities                          -               -          250,000

Financing activities:
    Repayments from FTI                                          730,000       1,532,000          (28,000)
    Exercise of stock options                                     34,000         323,000          535,000
    Purchase of treasury stock/other                                   -         (35,000)               -
    Purchase of shares to be retired                                   -        (940,000)               -
                                                             -----------    ------------     ------------
    Net cash provided by investing activities                    764,000         880,000          507,000

    Net decrease in cash and cash equivalents                          -               -                -

    Cash and cash equivalents at beginning of period                   -               -                -
                                                             -----------    ------------     ------------
    Cash and cash equivalents at end of period               $         -    $          -     $          -
                                                             ===========    ============     ============


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

12. SUBSEQUENT EVENT

     Effective March 1, 2005 Fuel Tech announced that it would discontinue commercialization activities associated with its ACUITIV visualization software business. The software will continue to be maintained and utilized internally on a prospective basis because it is an essential tool in the design, marketing and sale of Fuel Tech's NOx reduction and FUEL CHEM product applications. As part of the cessation of activities, Fuel Tech will record a charge of approximately $40,000 in the first quarter of 2005 representing severance obligations for three employees.

     Effective December 31, 2004, patent assets related to the ACUITIV visualization software business were deemed impaired. The impact of the impairment loss for Fuel Tech was $88,000 and was recorded in the "Other income, net," line item in the consolidated statement of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Fuel Tech's management carried out an evaluation, with the participation of Fuel Tech's Chief Executive Officer and Chief Financial Officer, of the effectiveness of Fuel Tech's disclosure controls and procedures, as of the end of the last fiscal quarter.

In performing the evaluation, one instance was found where the procedures and controls were insufficient to ensure that infrequent or unusual business transactions, such as lease agreements, are analyzed, recorded, and monitored in the context of authoritative accounting guidance such that these transactions are recognized in accordance with generally accepted accounting principles. Rent expense during the year was understated due to the accounting treatment for a "free rent" period that was provided in its lease agreement for its corporate headquarters. Fuel Tech had recorded rent expense in accordance with the required rental payment schedule in the lease, rather than amortizing the total minimum lease payments over the full term of the lease. The adjustment for additional rent expense of $123,000 was recorded subsequent to the press release issued on Thursday, March 3, 2005. Fuel Tech has only one other building lease agreement.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, Fuel Tech's disclosure controls and procedures were not operating effectively to ensure that information required to be disclosed by Fuel Tech in the reports that Fuel Tech files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Internal Control Over Financial Reporting

Management's Report on Internal Control over Financial Reporting and our Independent Registered Public Accounting Firm's Attestation Report are included at Item 8.

Change in Internal Control Over Financial Reporting

Except as disclosed in the Remediation Steps to Address Material Weakness in
Item 8 under Management's Report on Internal Control Over Financial Reporting, there was no change in Fuel Tech's internal control over financial reporting that was identified in connection with such evaluations that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, Fuel Tech's internal control over financial reporting.

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this Item will be set forth under the captions "Election of Directors," "Directors and Executive Officers of Fuel Tech," "Compensation Committee," "Audit Committee," and "Financial Experts" in Fuel Tech's Proxy Statement related to the 2005 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated by reference.

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


(a)(1) Financial Statements

      The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

      Management's Report on Internal Control Over Financial Reporting Report of Independent Registered Public Accounting Firm on Internal
        Control Over Financial Reporting
      Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Operations for Years Ended December 31,
        2004, 2003 and 2002
      Consolidated Statements of Shareholders' Equity for the Years Ended
        December 31, 2004, 2003 and 2002
      Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2004, 2003 and 2002
      Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules

      See Schedule II, Valuation and Allowance Accounts.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       FUEL-TECH N.V.
                               ALLOWANCE FOR DOUBTFUL ACCOUNTS:
------------------------ ---------------------- ------------------- ------------------ --------------------
                              Balance at         Charged to costs                          Balance at
         Year                  January 1           and expenses        Deductions          December 31
------------------------ ---------------------- ------------------- ------------------ --------------------
         2002                         $162,000            $289,000         $(344,000)             $107,000
------------------------- ---------------------- ------------------- ------------------ --------------------
         2003                          107,000             425,000          (221,000)              311,000
------------------------ ---------------------- ------------------- ------------------ --------------------
         2004                          311,000              92,000          (329,000)               74,000
------------------------ ---------------------- ------------------- ------------------ --------------------

      All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

      (3) Exhibits

+   1.0     Articles of Association of Fuel-Tech N.V. (in Dutch and English)
            as amended through April 27, 1998

*   2.1     Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable
            Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December
            21, 1989

*   2.2     First Supplemental Instrument Constituting US $3,000,000 Nil
            Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech
            N.V., dated July 10, 1990

**  2.3     Instrument Constituting US $6,000,000 Nil Coupon Non-Redeemable
            Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12,
            1993

**  2.4     Form of Warrants issued April 30, 1998 evidencing right to purchase 3 million shares of Fuel-Tech N.V. common stock.

*   3.1     Fuel Tech, Inc. Form of 1992 Substitute Stock Option Agreement

*   3.2     Fuel-Tech N.V. Form of 1992 Substitute Stock Option Agreement

*   3.3     Fuel-Tech N.V. Form of 1993 Stock Option Agreement as amended through August 3, 1999

&   3.4     The 1993 Incentive Plan of Fuel-Tech N.V. as amended through
            August 3, 1999

*   3.5     License Implementation Agreement dated June 10, 1991 among NFT,
            Nalco Fuel Tech, B.V., and Foster Wheeler Energy Corporation

*   3.6     License Implementation Agreement dated April 23, 1991 among NFT,
            Nalco Fuel Tech, B.V., and R-C Environmental Services &
            Technologies, a division of Research Cottrell, Inc.

*   3.7     License Implementation Agreement dated May 22, 1991 among NFT,
            Nalco Fuel Tech, B.V., and Wheelabrator Air Pollution Control, Inc.

*   3.8     Agreement dated July 3, 1990 between NFT and Arcadian
            Corporation

*   3.9     License Agreement dated September 12, 1991 between NFT and BP
            Chemicals Inc.

*  3.10     Agreement dated November 5, 1990 between NFT and Cargill,
            Incorporated

*  3.11     Agreement dated August 30, 1990 between NFT and Nitrochem, Inc.

*  3.12     License Agreement dated December 27, 1990 between NFT and Union
            Oil Company of California dba Unocal

*  3.13     Agreement dated September 30, 1990 between NFT and W.H.
            Shurtleff Company

** 3.14 Securities Purchase Agreement dated as of March 23, 1998, between Fuel-Tech N.V., and the several Investors signatory thereto, including exhibits.

#& 3.15 License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process

#& 3.16 Amendment No. 1, dated February 28, 2000, to License Agreement of November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc.

ooo3.17 The Amended and Restated Business Loan Agreement dated as of August 31, 1999 between Bank of America, National Association and FTI; as amended through December 31, 2002 oo 19.2 Those portions of the Proxy Statement to be distributed to Shareholders of Fuel Tech for the 2005 Annual Meeting of Shareholders of Fuel-Tech N.V. specifically incorporated by reference into this Annual Report on Form 10-K.

o 23.1      Consent of Independent Registered Public Accounting Firm

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

o 32        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

* Filed with Registration Statement on Form 20-F, No. 000-21724 of August 26, 1993, as amended

**          Filed with Registrant's Report on Form 6-K for the month of March
            1998

+           Filed with Registrant's Report on Form 20-F for the year 1997

o           Filed herewith

oo To be filed with the Registrant's definitive proxy material for its 2005 Annual Meeting

ooo         Filed with Registrant's report on Form 10-K for the year 2002

#           Confidential information removed and filed separately

&           Filed with Registrant's report on Form 10-K for the year 1999

(b)  REPORTS ON FORM 8-K

          - The Company filed form 8-K on November 2, 2004. This filing is included the Company's third quarter 2004 earnings press release.

                          SIGNATURES AND CERTIFICATIONS

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 16, 2005       By: /s/ Ralph E. Bailey
                           -----------------------
                           Ralph E. Bailey
                           Chairman, Managing Director
                           and Chief Executive Officer


Date: March 16, 2005       By: /s/ Vincent J. Arnone
                           -------------------------
                           Vincent J. Arnone
                           Chief Financial Officer,
                           Vice President and
                           Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel-Tech N.V. and in the capacities and on the date indicated.

Date: March 16, 2005

     /s/ Ralph E. Bailey           Chairman, Managing Director and
     -------------------           Chief Executive Officer (Principal
        Ralph E. Bailey            Executive Officer)

     /s/ Vincent J. Arnone         Chief Financial Officer, Vice President
     ---------------------         and Treasurer (Principal Financial and
        Vincent J. Arnone          Accounting Officer)

     /s/ Douglas G. Bailey         Managing Director
     ---------------------
        Douglas G. Bailey

     /s/ Thomas J. Shaw            Managing Director
     ------------------
        Thomas J. Shaw

     /s/ Miguel Espinosa          Managing Director
     -------------------
        Miguel Espinosa

     /s/ Samer S. Khanachet        Managing Director
     ----------------------
        Samer S. Khanachet

     /s/ John D. Morrow            Managing Director
     ------------------
        John D. Morrow

     /s/ Charles W. Grinnell       Managing Director, Vice President, General
     -----------------------       Counsel and Corporate Secretary
        Charles W. Grinnell