Form 10-Q
period 2005-03-31
FUEL TECH N V
filed 2005-05-05
CIK 846913

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2005

                                       or

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

                             Yes |X|         No |_|

As of April 20, 2005, there were outstanding 19,938,779 shares of Common Stock, par value $0.01 per share, of the registrant.


================================================================================

                                 FUEL-TECH N.V.
            Form 10-Q for the three-month period ended March 31, 2005

                                      INDEX

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 2005         1
          and December 31, 2004

          Condensed Consolidated Statements of Operations for the Three-     2
          Month Periods Ended March 31, 2005 and 2004

          Condensed Consolidated Statements of Cash Flows for the Three-     3
          Month Periods Ended March 31, 2005 and 2004

          Notes to the Condensed Consolidated Financial Statements           4

Item 2.   Management's Discussion and Analysis of                            9
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        11

Item 4.   Controls and Procedures                                           11

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       12
Item 3.   Defaults upon Senior Securities                                   12
Item 4.   Submission of Matters to a Vote of Security Holders               12
Item 5.   Other Information                                                 12
Item 6.   Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                  13

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. dollars, except share data)


                                                                      March 31,    December 31,
                                                                        2005          2004
                                                                    ------------   ------------
                                                                    (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                            $  6,346      $  6,531
Accounts receivable, net                                                9,126         7,358
Deferred income taxes                                                      26           500
Prepaid expenses and other current assets                               1,761         1,271
                                                                     --------      --------
Total current assets                                                   17,259        15,660

Equipment, net of accumulated depreciation of
  $7,526 and $7,209, respectively                                       3,311         2,863
Goodwill                                                                2,119         2,119
Other intangible assets, net of accumulated amortization
  of $1,000 and $968, respectively                                      1,324         1,342
Deferred income taxes                                                   1,144         1,144
Other assets                                                              840           700
                                                                     --------      --------
Total assets                                                         $ 25,997      $ 23,828
                                                                     ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                     $  4,035      $  2,705
Accrued expenses                                                        1,538         1,663
                                                                     --------      --------

Total current liabilities                                               5,573         4,368

Other liabilities                                                         492           505
                                                                     --------      --------

Total liabilities                                                       6,065         4,873

Stockholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 19,938,779
  and 19,529,952 shares issued, respectively                              199           195
Additional paid-in capital                                             88,865        88,600
Accumulated deficit                                                   (69,705)      (70,458)
Accumulated other comprehensive income                                     41            86
Nil coupon perpetual loan notes                                           532           532
                                                                     --------      --------

Total stockholders' equity                                             19,932        18,955

Total liabilities and stockholders' equity                           $ 25,997      $ 23,828
                                                                     ========      ========



See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)


                                                         Three Months Ended
                                                             March 31
                                                    ----------------------------
                                                        2005           2004
                                                    ------------   -------------
Net sales                                           $     12,051   $      6,152

Costs and expenses:
Cost of sales                                              6,397          3,216
Selling, general and administrative                        4,056          3,177
Research and development                                     334            303
                                                    ------------   ------------
                                                          10,787          6,696
                                                    ------------   ------------
Operating income (loss)                                    1,264           (544)

Other (expense) income, net                                  (28)            13
                                                    ------------   ------------

Income (loss) before taxes                                 1,236           (531)

Income taxes                                                (483)             -
                                                    ------------   ------------

Net income (loss)                                   $        753   $       (531)
                                                    ============   ============

Net income (loss) per Common Share:

     Basic                                          $        .04   $       (.03)
                                                    ============   ============
     Diluted                                        $        .03   $       (.03)
                                                    ============   ============

Average number of Common Shares outstanding:

     Basic                                            19,683,000     19,504,000
                                                    ============   ============
     Diluted                                          22,587,000     19,504,000
                                                    ============   ============


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                            Three Months Ended
                                                                 March 31
                                                           ---------------------
                                                            2005          2004
                                                           ------       --------
OPERATING ACTIVITIES
Net cash provided by (used in)
   operating activities                                    $   424      $  (829)
                                                           -------      -------

INVESTING ACTIVITIES
Purchases of equipment and patents                            (833)        (850)
                                                           -------      -------
Net cash used in investing activities                         (833)        (850)
                                                           -------      -------

FINANCING ACTIVITIES
Exercise of stock options                                      269            4
                                                           -------      -------
Net cash provided by
   financing activities                                        269            4
                                                           -------      -------

Effect of exchange rate fluctuations on cash                   (45)         (22)
                                                           -------      -------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                           (185)      (1,697)

Cash and cash equivalents at beginning
   of period                                                 6,531        7,812
                                                           -------      -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                           $ 6,346      $ 6,115
                                                           =======      =======


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel-Tech N.V.'s Annual Report on Form 10-K for the year ended December 31, 2004.

Fuel-Tech N.V., through its subsidiaries ("Fuel Tech"), is a technology company active in the business of air pollution control. Fuel Tech, incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22--24 in Curacao under No. 1334/N.V.

NOTE B: EARNINGS PER SHARE DATA

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three-month periods ended March 31, 2005 and 2004:

                                                For the three months ended
                                                        March 31
                                                ---------------------------
                                                    2005           2004
                                                -----------      ----------
Basic weighted-average shares                      19,683           19,504
Conversion of unsecured loan notes                     85                -
Unexercised options and warrants                    2,819                -
                                                ---------         --------
Diluted weighted-average shares                    22,587           19,504
                                                =========         ========



NOTE C: TOTAL COMPREHENSIVE INCOME (LOSS)

Total comprehensive income for Fuel Tech is comprised of net income (loss) and the impact of foreign currency translation as follows:

                                            For the three months ended
                                                     March 31
                                     ------------------------------------------
                                              2005                   2004
                                     ----------------       -------------------
Comprehensive income (loss):
    Net income (loss)                       $ 753,000              $(531,000)
    Foreign currency translation              (45,000)               (22,000)
                                     ----------------       ----------------
                                             $708,000              $(553,000)
                                     ================       ================

NOTE D: DERIVATIVE FINANCIAL INSTRUMENTS

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

If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," Fuel Tech's net income and income per share would have been adjusted as follows for the three-month periods ended March 31, 2005 and 2004:

                                              For the three months ended
                                                       March 31
                                              ----------------------------------
                                                  2005                 2004
                                              -----------          -------------
          Net Income (loss)
               As reported                         $753             $ (531)
               As adjusted                          562               (700)

          Basic and diluted income
          (loss) per share:
               Basic - as reported                 $.04             $ (.03)
               Basic - as adjusted                 $.03             $ (.04)

               Diluted - as reported               $.03             $ (.03)
               Diluted - as adjusted               $.02             $ (.04)

The application of the "As adjusted" disclosures presented above are not representative of the effects SFAS No. 123 may have on such operating results in future years due to the timing of stock option grants and considering that options vest over a period of immediately to four years.

NOTE F: DEBT

Fuel Tech, Inc. (FTI) has a $15.0 million revolving credit facility expiring July 31, 2006, which is collateralized by all personal property owned by FTI. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest based on the following:

     -    The Bank Prime Rate reduced by a range of zero to 50 basis points, or

     - The Bank Interbank Offering Rate increased by a range of 200 to 250 basis points

Fuel Tech can choose which rate to apply to borrowings. At March 31, 2005, there were no borrowings outstanding on the facility.

NOTE G: DISCONTINUATION OF ACUITIV(TM) BUSINESS

Effective March 1, 2005, Fuel Tech announced that it would discontinue commercialization activities associated with its ACUITIV visualization software business. The software will continue to be maintained and utilized internally on a prospective basis because it is an essential tool in the design, marketing and sale of Fuel Tech's Nitrogen Oxide (NOx) reduction and FUEL CHEM(R) product applications.

As part of the cessation of activities, Fuel Tech terminated three individuals, and a charge of $31,000 for severance obligations was recorded in the "Selling, general and administrative" expense line item in the condensed consolidated statement of operations for the three-month period ended March 31, 2005.

In addition, effective December 31, 2004, patent assets related to the ACUITIV visualization software business were deemed impaired. The impact of the impairment loss for Fuel Tech was $88,000 and was recorded in the "Other (expense) income, net" line item in the consolidated statements of operations for the year ended December 31, 2004.

NOTE H: BUSINESS SEGMENT AND GEOGRAPHIC DISCLOSURES

Fuel Tech is organized into three reportable segments, two that provide advanced engineering solutions for the optimization of combustion systems in utility and industrial applications, and one that markets and sells visualization software.

The two segments that comprise the advanced engineering solutions product offerings are as follows:

       - The NOx reduction technology segment, which includes the NOxOUT(R), NOxOUT CASCADE(R), NOxOUT ULTRA(R) and NOxOUT SCR(R) processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources, and

       - The fuel treatment chemical segment, which uses chemical processes for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel or by Targeted In-Furnace Injection (TIFI).

As described in Note G above, the segment that markets and sells visualization software was discontinued effective March 1, 2005. The visualization software segment does not meet the materiality test for disclosure and is aggregated in "Other" below. In addition, "Other" also includes those profit and loss items not allocated by Fuel Tech to each reportable segment. Lastly, there are no intersegment sales that require elimination.

Fuel Tech evaluates performance and allocates resources based on reviewing gross margin by reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Fuel Tech does not review assets by reportable segment, but rather, in aggregate for Fuel Tech as a whole.

Information about reporting segment net sales and gross margin are provided below:


------------------------------------ ------------------- -------------------- -------------------- -------------------
    For the three months ended         Nitrogen Oxide      Fuel Treatment            Other               Total
          March 31, 2005                 Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers            $8,320,000           $3,727,000          $     4,000         $12,051,000
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                 4,292,000            2,008,000               97,000           6,397,000
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                  4,028,000            1,719,000              (93,000)          5,654,000
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -            4,056,000           4,056,000
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -              334,000             334,000
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                      $4,028,000           $1,719,000          $(4,483,000)        $ 1,264,000
------------------------------------ =================== ==================== ==================== ===================


------------------------------------ ------------------- -------------------- -------------------- -------------------
    For the three months ended         Nitrogen Oxide      Fuel Treatment            Other               Total
          March 31, 2004                 Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers            $2,442,000           $3,708,000          $     2,000          $6,152,000
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                 1,388,000            1,764,000               64,000           3,216,000
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                  1,054,000            1,944,000              (62,000)          2,936,000
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -            3,177,000           3,177,000
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -              303,000             303,000
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                      $1,054,000           $1,944,000          $(3,542,000)         $  544,000
------------------------------------ =================== ==================== ==================== ===================


Information concerning Fuel Tech's operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

                                                  For the three months ended
                                                          March 31
                                               ---------------------------------
                                                   2005                 2004
                                               -----------          ------------
Revenues:
    United States                              $10,051,000          $ 4,577,000
    Foreign                                      2,000,000            1,575,000
                                               -----------          -----------
                                               $12,051,000          $ 6,152,000
                                               ===========          ===========

                                                March 31,           December 31,
                                                  2005                  2004
                                               -----------          ------------
Assets:
    United States                              $23,238,000          $21,641,000
    Foreign                                      2,759,000            2,187,000
                                               -----------          -----------
                                               $25,997,000          $23,828,000
                                               ===========          ===========

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2005 and 2004 were $12,051,000 and $6,152,000, respectively. The year-on-year increase is due to a $5,878,000 increase in revenues derived from the nitrogen oxide (NOx) reduction business. This business segment, which began to show increased strength in the second half of 2004, is experiencing a robust period of order activity. Utilities and industrial facilities that are impacted by the Environmental Protection Agency's
(EPA) State Implementation Plan (SIP) Call regulation are continuing to prove that Fuel Tech's technology is a viable tool in their ongoing regulatory compliance planning. Fuel Tech continues to work towards developing alliance agreements with critical customers looking to finalize their compliance plans.

The fuel treatment chemical business segment generated revenues of $3,727,000 for the first quarter of 2005. This performance was slightly favorable to the first quarter of the prior year. Revenues were impacted by the following circumstances in the first quarter:

     - Demonstration programs- there were three demonstration programs during the first quarter of the year that did not yield commercial revenues. One was a no-cost demonstration at a critical coal-fired utility, while the other two demonstrations were conducted on oil-fired units, and were structured on a cost-share basis. Under cost-share arrangements, during the demonstration period, Fuel Tech will invoice the customer at a specified percentage of the commercial price. At the end of the demonstration, if Fuel Tech meets the criteria for success that were established for the program, Fuel Tech will invoice the customer for the remaining percentage of the commercial price. These latter two demonstrations do not reach their evaluation date until the second quarter.

     - Coal supply chain issues- during the quarter ended March 31, 2005, one critical Western-coal fired utility unit was significantly derated unexpectedly for an extended period of time due to the inability to have the required amounts of Western coal delivered to the plant. Supply chain issues were the reason for the lack of coal.

Fuel Tech's TIFI technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium. More than half of the coal burned today to generate electricity is Western coal and it is Western coal that has higher levels of low-melting-point ash constituents.

Due to its lower cost and lower pollutant content relative to Eastern coals, Western coals are being burned in larger quantities, and on an increasing number of facilities. Consequently, the penetration of the Western coal-fired utility market remains as the primary priority for this business segment.

Cost of sales as a percentage of net sales for the for the three-month period ended March 31, 2005 increased slightly to 53% from 52% in the first quarter of the prior year. The cost of sales percentage for the nitrogen oxide business decreased to 52% in the first quarter of 2005 from 57% in the first quarter of last year. The decrease is attributable to the mix of project business. For the fuel treatment chemical business, the cost of sales percentage increased to 54% in the first quarter of 2005 from 48% in 2004. The increase is due to the impact of demonstrations, which was noted above.

Selling, general and administrative expenses were $4,056,000 and $3,177,000 for the three months ended March 31, 2005 and 2004, respectively. The increase is primarily attributable to human resource-related expenses as staffing levels were increased in several areas in anticipation of overall business growth. Revenue-related expenses related to the NOx reduction business also contributed to the increase.

Research and development expenses for the quarter ended March 31, 2005 were $334,000, an increase of $31,000 over the first quarter of 2004. Fuel Tech continues to pursue commercial applications for its technologies outside of its traditional markets, from both an industrial and geographical perspective. In the first quarter of 2005, Fuel Tech funded a successful demonstration of its TIFI technology in Mexico with a research facility owned by the Mexican government.

The decline in other income and expense for the three months ended March 31, 2005 versus the prior year is due principally to the impact of foreign currency translation.

At March 31, 2005, Fuel Tech recorded tax expense of $483,000. This amount represents $474,000 in deferred tax expense and $9,000 in current state income tax expense. Fuel Tech reduced the current deferred tax asset balance by $474,000 due to the realization of taxable income in the first quarter of 2005. At December 31, 2004, Fuel Tech recorded a $1,500,000 reduction in the deferred tax asset valuation allowance, which represented the anticipated utilization of net operating loss carryforwards in subsequent years. Based on a review of both historical and projected taxable income, Fuel Tech had concluded that it was more likely than not that some portion of the net operating losses would be utilized in subsequent years and that a reduction in the deferred tax valuation allowance was required. No provision for federal or state income taxes was recorded during the three-month period ended March 31, 2004 due to the existence of net operating loss carryforwards.

LIQUIDITY AND SOURCES OF CAPITAL

At March 31, 2005, Fuel Tech had cash and cash equivalents of $6,346,000 and working capital of $11,686,000 versus $6,531,000 and $11,292,000 at the end of 2004, respectively. Operating activities provided $424,000 of cash in the first quarter of 2005 primarily due to Fuel Tech's operating profit before depreciation and amortization. Investing activities used cash of $833,000 during the year, the majority of which was used for equipment related to the fuel treatment chemical business. Fuel Tech generated cash from the exercise of stock options in the amount of $269,000.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Fuel Tech's Form 10-K for the year ended December 31, 2004.

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

Item 4. Controls and Procedures

Fuel Tech maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in Fuel Tech's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Fuel Tech's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of Fuel Tech's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Fuel Tech's principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.


In performing the evaluation of internal controls as of December 31, 2004, one instance was found where the procedures and controls were insufficient to ensure that infrequent or unusual business transactions, such as lease agreements, are analyzed, recorded, and monitored in the context of authoritative accounting guidance such that these transactions are recognized in accordance with generally accepted accounting principles. Rent expense during 2004 was understated due to the accounting treatment for a "free rent" period that was provided in its lease agreement for its corporate headquarters. Fuel Tech had recorded rent expense in accordance with the required rental payment schedule in the lease, rather than amortizing the total minimum lease payments over the full term of the lease. The adjustment for additional rent expense of $123,000 was recorded subsequent to the press release issued on Thursday, March 3, 2005. Fuel Tech has only one other building lease agreement.


To remediate the material weakness that was recognized in Fuel Tech's internal control over financial reporting, Fuel Tech implemented additional review procedures over the factors affecting infrequent or unusual business transactions, including lease agreements. These additional procedures include inquiries of all management personnel that can legally bind Fuel Tech to infrequent or unusual business transactions. If the inquiries reveal that Fuel Tech has entered into infrequent or unusual business transactions, such transactions are documented, analyzed, recorded, and monitored in the context of authoritative accounting guidance.

Other than the addition of this procedure, there was no change in Fuel Tech's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, Fuel Tech's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        None

Item 3. Defaults upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits
        a.   Exhibits
             Exhibit 31.1 and 31.2 are filed herewith
             Exhibit 32 is furnished herewith

        b.   Reports on Form 8-K
             None

                                 FUEL-TECH N.V.
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2005            By: /s/ Ralph E. Bailey
                                 --------------------------------------
                                 Ralph E. Bailey
                                 Chairman, Managing Director
                                 and Chief Executive Officer

Date: May 5, 2005            By: /s/ Vincent J. Arnone
                                 --------------------------------------
                                 Vincent J. Arnone
                                 Chief Financial Officer,
                                 Vice President and Treasurer