Form 10-Q
period 2005-06-30
FUEL TECH N V
filed 2005-08-05
CIK 846913

                             ----------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2005

                                       or

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

As of July 20, 2005, there were outstanding 20,050,240 shares of Common Stock, par value $0.01 per share, of the registrant.


================================================================================

                                 FUEL-TECH N.V.
             Form 10-Q for the six-month period ended June 30, 2005

                                      INDEX

                                                                                                      Page

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of June 30, 2005                            1
                  and December 31, 2004

                  Condensed Consolidated Statements of Operations for the Three and Six-               2
                  Month Periods Ended June 30, 2005 and 2004

                  Condensed Consolidated Statements of Cash Flows for the Six-                         3
                  Month Periods Ended June 30, 2005 and 2004

                  Notes to the Condensed Consolidated Financial Statements                             4

Item 2.           Management's Discussion and Analysis of                                             10
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                          12

Item 4.           Controls and Procedures                                                             12

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                   13
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                         13
Item 3.           Defaults upon Senior Securities                                                     13
Item 4.           Submission of Matters to a Vote of Security Holders                                 13
Item 5.           Other Information                                                                   13
Item 6.           Exhibits and Reports on Form 8-K                                                    13


SIGNATURES                                                                                            14

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. dollars, except share data)

                                                                June 30,          December 31,
                                                                  2005                2004
                                                            ---------------      ---------------
                                                              (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                   $         5,129      $         6,531
Accounts receivable, net                                             12,708                7,358
Deferred income taxes                                                   904                  500
Prepaid expenses and other current assets                             1,264                1,271
                                                              -------------      ---------------
Total current assets                                                 20,005               15,660

Equipment, net of accumulated depreciation of
  $7,926 and $7,209, respectively                                     3,131                2,863
Goodwill                                                              2,119                2,119
Other intangible assets, net of accumulated amortization
  of $1,032 and $968, respectively                                    1,300                1,342
Deferred income taxes                                                 1,896                1,144
Other assets                                                            882                  700
                                                            ---------------      ---------------
Total assets                                                $        29,333      $        23,828
                                                            ===============      ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                            $         3,933      $         2,705
Accrued expenses                                                      1,780                1,663
                                                            ---------------      ---------------
Total current liabilities                                             5,713                4,368


Other liabilities                                                       461                  505
                                                            ---------------      ---------------
Total liabilities                                                     6,174                4,873

Stockholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 20,047,740
  and 19,529,952 shares issued, respectively                            200                  195
Additional paid-in capital                                           89,242               88,600
Accumulated deficit                                                 (66,533)             (70,458)
Accumulated other comprehensive (loss) income                           (32)                  86
Nil coupon perpetual loan notes                                         282                  532
                                                            ---------------      ---------------
Total stockholders' equity                                           23,159               18,955
                                                            ---------------      ---------------
Total liabilities and stockholders' equity                  $        29,333      $        23,828
                                                            ===============      ===============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)

                                                        Three Months Ended                Six Months Ended
                                                              June 30                          June 30
                                                         2005         2004                  2005         2004
                                                     ----------------------             ----------------------
Net sales                                            $  11,780    $   7,352             $  23,831    $  13,504

Costs and expenses:
Cost of sales                                            6,053        4,196                12,450        7,412
Selling, general and administrative                      3,753        3,151                 7,809        6,328
Research and development                                   326          270                   660          573
                                                     ---------   ----------             ---------   ----------
                                                        10,132        7,617                20,919       14,313
                                                     ---------   ----------             ---------   ----------

Operating income (loss)                                  1,648         (265)                2,912         (809)

Other expense                                              (64)         (43)                  (92)         (30)
                                                     ---------   ----------             ---------   ----------

Income (loss) before taxes                               1,584         (308)                2,820         (839)

Income tax benefit                                       1,588            -                 1,105            -
                                                     ---------   ----------             ---------   ----------

Net income (loss)                                    $   3,172   $     (308)            $   3,925   $     (839)
                                                     =========   ==========             =========   ==========

Net income (loss) per Common Share:

     Basic                                             $   .16    $    (.02)              $   .20    $    (.04)
                                                       =======    =========               =======    =========
     Diluted                                           $   .14    $    (.02)              $   .17    $    (.04)
                                                       =======    =========               =======    =========

Average number of Common Shares outstanding:

     Basic                                          19,994,000   19,512,000            19,838,000   19,508,000
                                                    ==========   ==========            ==========   ==========
     Diluted                                        22,750,000   19,512,000            22,672,000   19,508,000
                                                    ==========   ==========            ==========   ==========

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                            Six Months Ended
                                                                 June 30
                                                          2005             2004
                                                    ------------------------------
OPERATING ACTIVITIES
Net cash used in
   operating activities                             $        (622)   $     (1,152)
                                                    --------------   -------------

INVESTING ACTIVITIES
Purchases of equipment and patents                         (1,058)         (1,505)
                                                    --------------   -------------
Net cash used in investing activities                      (1,058)         (1,505)
                                                    --------------   -------------

FINANCING ACTIVITIES
Exercise of stock options                                     396              21
                                                    --------------   -------------
Net cash provided by
   financing activities                                       396              21
                                                    --------------   -------------

Effect of exchange rate fluctuations on cash                 (118)            (29)
                                                    --------------   -------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                        (1,402)         (2,665)

Cash and cash equivalents at beginning
   of period                                                6,531           7,812
                                                    --------------   -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $       5,129    $      5,147
                                                    ==============   =============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Fuel-Tech N.V., through its subsidiaries ("Fuel Tech"), is a technology company active in the business of air pollution control and fuel treatment chemicals. Fuel Tech, incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22--24 in Curacao under No. 1334/N.V.

NOTE B: EARNINGS PER SHARE DATA

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Such amounts have been excluded for the three and six-month periods ended June 30, 2004, as they are antidilutive to the net loss for these periods. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three and six-month periods ended June 30, 2005 and 2004:

                                                            Three months ended             Six months ended
                                                                  June 30                       June 30
                                                               2005         2004            2005        2004
                                                          ----------------------         -------------------
 Basic weighted-average shares                               19,994       19,512          19,838      19,508
 Conversion of unsecured loan notes                              59            -              72           -
 Unexercised options and warrants                             2,697            -           2,762           -
                                                          ----------------------         -------------------
  Diluted weighted-average shares                            22,750       19,512          22,672      19,508
                                                          ======================         ===================

NOTE C: TOTAL COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for Fuel Tech is comprised of net income
(loss) and the impact of foreign currency translation as follows:

                                            Three months ended June 30                      Six months ended June 30
                                     ------------------------------------------       --------------------------------------
(in thousands of U.S. dollars)             2005                    2004                     2005                2004
                                     ------------------     -------------------       -----------------  -------------------
Comprehensive income (loss):
    Net income (loss)                         $ 3,172                  $ (308)                 $3,925                $(839)
    Foreign currency translation                  (73)                     (7)                   (118)                 (29)
                                     ------------------     -------------------       -----------------  -------------------
                                              $ 3,099                  $ (315)                 $3,807                $(868)
                                     ==================     ===================       =================  ===================

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

If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," Fuel Tech's net income and income per share would have been adjusted as follows for the three and six-month periods ended June 30, 2005 and 2004:

          (in thousands of U.S. dollars,             Three months ended                 Six months ended
          except share data)                               June 30                           June 30
                                                    2005              2004             2005           2004
                                               ------------ ----------------        ----------- -------------
          Net Income (loss)
               As reported                          $3,172           $(308)             $3,925       $ (839)
               As adjusted                           2,831            (569)              3,393       (1,268)

          Basic and diluted income
          (loss) per share:
               Basic - as reported                    $.16           $(.02)               $.20        $(.04)
               Basic - as adjusted                    $.14           $(.03)               $.17        $(.07)

               Diluted - as reported                  $.14           $(.02)               $.17        $(.04)
               Diluted - as adjusted                  $.12           $(.03)               $.15        $(.07)

The application of the "As adjusted" disclosures presented above are not representative of the effects SFAS No. 123 may have on such operating results in future years due to the timing of stock option grants and considering that options vest over a period of immediately to four years.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, and requires Fuel Tech to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Operations. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Operations based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Operations over the period during which an employee is required to provide service in exchange for that award (requisite service period). The provisions of SFAS No. 123R are effective as of the first interim period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would permit companies to delay implementation of SFAS No. 123(R) to the beginning of their next fiscal year. The Company currently plans to implement the revised standard on January 1, 2006. The Company is still evaluating the impact and has the option to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R.

NOTE F: DEBT

Fuel Tech, Inc. (FTI) has a $15.0 million revolving credit facility expiring July 31, 2006, which is collateralized by all personal property owned by FTI. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest based on the following:

      - The Bank Prime Rate reduced by a range of zero to 50 basis points, or

      - The Bank Interbank Offering Rate increased by a range of 200 to 250 basis points

Fuel Tech can choose which rate to apply to borrowings. At June 30, 2005, there were no borrowings outstanding on the facility.

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

As part of the cessation of activities, Fuel Tech terminated three individuals, and a charge of $31,000 for severance obligations was recorded in the "Selling, general and administrative" expense line item in the condensed consolidated statement of operations for the six-month period ended June 30, 2005.

In addition, effective December 31, 2004, patent assets related to the ACUITIV visualization software business were deemed impaired. The impact of the impairment loss for Fuel Tech was $88,000 and was recorded in the "Other expense" line item in the consolidated statements of operations for the year ended December 31, 2004.

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

As described in Note G above, the segment that markets and sells visualization software was discontinued in the quarter ending March 31, 2005. The visualization software segment does not meet the materiality test for disclosure and is aggregated in "Other" below. In addition, "Other" also includes those profit and loss items not allocated by Fuel Tech to each reportable segment. Lastly, there are no intersegment sales that require elimination.

Fuel Tech evaluates performance and allocates resources based on reviewing gross margin by reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Fuel Tech does not review assets by reportable segment, but rather, in aggregate for Fuel Tech as a whole.

Information about reporting segment net sales and gross margin are provided below in thousands of U.S. dollars:

------------------------------------ ------------------- -------------------- -------------------- -------------------
        Three months ended             Nitrogen Oxide      Fuel Treatment            Other               Total
           June 30, 2005                 Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers               $ 8,000              $ 3,779             $      1            $ 11,780
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                     4,024                1,948                   81               6,053
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                      3,976                1,831                  (80)              5,727
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -                3,753               3,753
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  326                 326
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                         $ 3,976              $ 1,831             $ (4,159)           $  1,648
------------------------------------ =================== ==================== ==================== ===================

------------------------------------ ------------------- -------------------- -------------------- -------------------
        Three months ended             Nitrogen Oxide      Fuel Treatment            Other               Total
           June 30, 2004                 Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers               $ 3,712              $ 3,636             $      4            $  7,352
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                     2,073                2,062                   61               4,196
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                      1,639                1,574                  (57)              3,156
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -                3,151               3,151
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  270                 270
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                         $ 1,639              $ 1,574             $ (3,478)           $   (265)
------------------------------------ =================== ==================== ==================== ===================

------------------------------------ ------------------- -------------------- -------------------- -------------------
         Six months ended              Nitrogen Oxide      Fuel Treatment            Other               Total
           June 30, 2005                 Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers               $16,320              $ 7,506             $      5            $ 23,831
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                     8,316                3,956                  178              12,450
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                      8,004                3,550                 (173)             11,381
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -                7,809               7,809
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  660                 660
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                         $ 8,004              $ 3,550             $ (8,642)           $  2,912
------------------------------------ =================== ==================== ==================== ===================

------------------------------------ ------------------- -------------------- -------------------- -------------------
         Six months ended              Nitrogen Oxide      Fuel Treatment            Other               Total
           June 30, 2004                 Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers               $ 6,154              $ 7,344             $      6            $ 13,504
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                     3,461                3,826                  125               7,412
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                      2,693                3,518                 (119)              6,092
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -                6,328               6,328
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  573                 573
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                         $ 2,693              $ 3,518             $ (7,020)           $   (809)
------------------------------------ =================== ==================== ==================== ===================

Information concerning Fuel Tech's operations by geographic area is provided below in thousands of U.S. dollars. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

                                          Three months ended June 30                    Six months ended June 30
                                   ------------------------------------------    ---------------------------------------
                                         2005                    2004                  2005                 2004
                                   ------------------     -------------------    -----------------    ------------------
Revenues:
    United States                            $ 9,664                  $6,352              $19,715               $10,929
    Foreign                                    2,116                   1,000                4,116                 2,575
                                   ------------------     -------------------    -----------------    ------------------
                                             $11,780                  $7,352              $23,831               $13,504
                                   ==================     ===================    =================    ==================

                                       June 30,              December 31,
                                         2005                    2004
                                   ------------------     -------------------
Assets:
    United States                           $ 26,116                $ 21,641
    Foreign                                    3,217                   2,187
                                   ------------------     -------------------
                                            $ 29,333                $ 23,828
                                   ==================     ===================

NOTE I: INCOME TAXES

For the three months ended June 30, 2005, Fuel Tech recorded a tax benefit of $1,588,000. The tax benefit included a $2,200,000 reduction in the deferred tax asset valuation allowance which represented the anticipated utilization of net operating loss carryforwards in subsequent periods. Partially offsetting this amount was $570,000 in deferred tax expense and $42,000 in current state income tax expense. Based on a review of both historical and projected taxable income at the end of June 30, 2005, Fuel Tech concluded that it was more likely than not that some portion of the net operating losses would be utilized in subsequent periods and that a reduction in the deferred tax valuation allowance was required.

On a year-to-date basis Fuel Tech recorded a tax benefit of $1,105,000. The tax benefit was comprised of the $2,200,000 reduction in the deferred tax asset valuation allowance, partially offset by $1,044,000 in deferred tax expense and $51,000 in current state income tax expense.

At December 31, 2004, Fuel Tech recorded a $1,500,000 reduction in the deferred tax asset valuation allowance, which represented the anticipated utilization of net operating loss carryforwards in subsequent periods. Based on a review of both historical and projected taxable income, Fuel Tech had concluded that it was more likely than not that some portion of the net operating losses would be utilized in subsequent periods and that a reduction in the deferred tax valuation allowance was required. No provision for federal or state income taxes was recorded during the three or six-month periods ended June 30, 2004 due to the existence of net operating loss carryforwards.

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 2005 and 2004 were $11,780,000 and $7,352,000, respectively, while net sales for the six months ended June 30, 2005 and 2004 were $23,831,000 and $13,504,000, respectively. The year to date increase is due to a $10,166,000 increase in revenues derived from the nitrogen oxide (NOx) reduction business. This business segment, which began to show increased strength in the second half of 2004, continues to experience a robust period of order activity. Utilities and industrial facilities that are impacted by the Environmental Protection Agency's (EPA) State Implementation Plan (SIP) Call regulation are continuing to prove that Fuel Tech's technology is a viable tool in their ongoing regulatory compliance planning. Fuel Tech continues to work towards developing alliance agreements with critical customers looking to finalize their compliance plans.

The fuel treatment chemical business segment generated revenues of $7,506,000 for the six months ended June 30, 2005 versus $7,344,000 in the comparable period of 2004. Revenue gains were limited by the following circumstances in the first six months of the year:

     - Demonstration programs- there were four demonstration programs during the first six months of the year that did not yield commercial revenues. One was a no-cost demonstration at a critical coal-fired utility, while the other three demonstrations were structured on a cost-share basis, one on a coal-fired unit and two on oil-fired units. Under cost-share arrangements, during the demonstration period, Fuel Tech will invoice the customer at a specified percentage of the commercial price. At the end of the demonstration, if Fuel Tech meets the criteria for success that were established for the program, Fuel Tech will invoice the customer for the remaining percentage of the commercial price. These latter three demonstrations are expected to reach their evaluation date in the third quarter.

     - Coal supply chain issues- during the first six months of the year one critical Western-coal fired utility unit was significantly and unexpectedly derated for an extended period due to transportation related shortages of Western coal deliveries to the plant. Rail disruptions in the Powder River Basin have impacted several utilities, while maintenance and repair work on key rail lines is expected to hamper coal shipments in several parts of the country for the remainder of the year.

     - Oil pricing - the high price of oil has resulted in reduced oil-fired electricity generation in the United States. Fuel Tech's oil-fired business was negatively impacted by this market dynamic.

Fuel Tech's TIFI technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium. More than half of the coal burned today to generate electricity is Western coal and it is Western coal that has higher levels of low-melting-point ash constituents.

Due to its lower cost and lower pollutant content relative to Eastern coals, Western coals are being burned in larger quantities and in an increasing number of facilities. Consequently, the penetration of the Western coal-fired utility market remains the top priority for this business segment.

Cost of sales as a percentage of net sales for the three-month period ended June 30, 2005 decreased to 51% from 57% in the second quarter of the prior year. On a year-to-date basis the cost of sales percentage is 52% and 55%, respectively, for 2005 and 2004. The improvement in the cost of sales percentage on a year-to-date basis is primarily attributable to the nitrogen oxide business, where the percentage decreased to 51% in 2005 from 56% in 2004. The decrease is attributable to the mix of project business.

Selling, general and administrative expenses for the three months ended June 30, 2005 and 2004 were $3,753,000 and $3,151,000, respectively, while these expenses for the six months ended June 30, 2005 and 2004 were $7,809,000 and $6,328,000, respectively. The increase is primarily attributable to human resource-related expenses as staffing levels were increased in several areas in anticipation of overall business growth. Revenue-related expenses attributable to the NOx reduction business also contributed to the increase, as did increases in audit and legal fees to a lesser degree.

Research and development expenses for the three months ended June 30, 2005 and 2004 were $326,000 and $270,000, respectively, while these expenses for the six months ended June 30, 2005 and 2004 were $660,000 and $573,000, respectively. Fuel Tech continues to pursue commercial applications for its technologies outside of its traditional markets, from both an industrial and geographical perspective. In the first quarter of 2005, Fuel Tech funded a successful demonstration of its TIFI technology in Mexico with a research facility owned by the Mexican government.

The decline in other income and expense for the six months ended June 30, 2005 versus the prior year is due principally to the impact of foreign currency translation.

For the three months ended June 30, 2005, Fuel Tech recorded a tax benefit of $1,588,000. The tax benefit included a $2,200,000 reduction in the deferred tax asset valuation allowance which represented the anticipated utilization of net operating loss carryforwards in subsequent periods. Partially offsetting this amount was $570,000 in deferred tax expense and $42,000 in current state income tax expense. Based on a review of both historical and projected taxable income at the end of June 30, 2005, Fuel Tech concluded that it was more likely than not that some portion of the net operating losses would be utilized in subsequent periods and that a reduction in the deferred tax valuation allowance was required.

On a year-to-date basis Fuel Tech recorded a tax benefit of $1,105,000. The tax benefit was comprised of the $2,200,000 reduction in the deferred tax asset valuation allowance, partially offset by $1,044,000 in deferred tax expense and $51,000 in current state income tax expense.

At December 31, 2004, Fuel Tech recorded a $1,500,000 reduction in the deferred tax asset valuation allowance, which represented the anticipated utilization of net operating loss carryforwards in subsequent periods. Based on a review of both historical and projected taxable income, Fuel Tech had concluded that it was more likely than not that some portion of the net operating losses would be utilized in subsequent periods and that a reduction in the deferred tax valuation allowance was required. No provision for federal or state income taxes was recorded during the three or six-month periods ended June 30, 2004 due to the existence of net operating loss carryforwards.

LIQUIDITY AND SOURCES OF CAPITAL

On June 30, 2005, Fuel Tech had cash and cash equivalents of $5,129,000 and working capital of $14,292,000 versus $6,531,000 and $11,292,000 at the end of 2004, respectively. Operating activities used $622,000 of cash in the first six months of 2005, primarily due to an increase in accounts receivable from the improvement in overall business activity. Investing activities used cash of $1,058,000 during the first six months of 2005, largely for equipment purchases related to the fuel treatment chemical business. During the first half of 2005, Fuel Tech generated cash from the exercise of stock options in the amount of $396,000.

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

Item 1.      Legal Proceedings
             None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
             None

Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders


At the annual meeting on June 2, 2005, with a total vote of 16,523,872 shares, or 83% of the outstanding shares present by proxy, all of the nominated directors have been elected, the report of management for the year 2004 was approved, and the appointment of Ernst & Young LLP as auditors was ratified.

The details are:

1. To approve the election of the directors:
                                       For           Withheld
                                       ---           --------
         Douglas G Bailey           16,132,671       391,201
         Ralph E. Bailey            16,211,025       312,847
         Miguel Espinosa            16,218,145       305,727
         Charles Grinnell           16,257,252       266,620
         Thomas L. Jones            16,257,722       266,150
         Samer Khanachet            16,218,815       305,057
         John D. Morrow             16,220,145       303,727
         Thomas S. Shaw             16,219,675       304,197

2. Approve Report of Management for 2004

         For: 16,488,209            Against: 3,500           Abstained: 32,163

3. Ratify Appointment of Ernst & Young LLP for 2005

         For: 16,188,236            Against: 326,616         Abstained: 8,930


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

Date: August 5, 2005       By: /s/ Ralph E. Bailey
                               -------------------
                               Ralph E. Bailey
                               Chairman, Managing Director
                               and Chief Executive Officer

Date: August 5, 2005       By: /s/ Vincent J. Arnone
                               ---------------------
                               Vincent J. Arnone
                               Chief Financial Officer,
                               Vice President and
                               Treasurer