Form 10-Q
period 2005-09-30
FUEL TECH N V
filed 2005-11-07
CIK 846913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

                                       or

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

As of October 20, 2005, there were outstanding 20,225,883 shares of Common Stock, par value $0.01 per share, of the registrant.


===========================================================================

                                 FUEL-TECH N.V.
          Form 10-Q for the nine-month period ended September 30, 2005

                                      INDEX

                                                                                                     Page
                                                                                                     ----

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of September 30, 2005                       1
                  and December 31, 2004

                  Condensed Consolidated Statements of Operations for the Three and Nine-              2
                  Month Periods Ended September 30, 2005 and 2004

                  Condensed Consolidated Statements of Cash Flows for the Nine-                        3
                  Month Periods Ended September 30, 2005 and 2004

                  Notes to the Condensed Consolidated Financial Statements                             4

Item 2.           Management's Discussion and Analysis of                                             10
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                          12

Item 4.           Controls and Procedures                                                             12

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                   13
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                         13
Item 3.           Defaults upon Senior Securities                                                     13
Item 4.           Submission of Matters to a Vote of Security Holders                                 13
Item 5.           Other Information                                                                   13
Item 6.           Exhibits and Reports on Form 8-K                                                    13


SIGNATURES                                                                                            14

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. dollars, except share data)

                                                             September 30,        December 31,
                                                                  2005                2004
                                                            ---------------      ---------------
                                                              (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                   $        11,761      $         6,531
Accounts receivable, net                                              9,717                7,358
Deferred income taxes                                                 1,110                  500
Prepaid expenses and other current assets                             1,160                1,271
                                                              -------------      ---------------
Total current assets                                                 23,748               15,660

Equipment, net of accumulated depreciation of
  $8,313 and $7,209, respectively                                     3,561                2,863
Goodwill                                                              2,119                2,119
Other intangible assets, net of accumulated amortization
  of $1,062 and $968, respectively                                    1,274                1,342
Deferred income taxes                                                   897                1,144
Other assets                                                            800                  700
                                                            ---------------      ---------------
Total assets                                                $        32,399      $        23,828
                                                            ===============      ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                            $         4,115      $         2,705
Accrued expenses                                                      3,353                1,663
                                                            ---------------      ---------------
Total current liabilities                                             7,468                4,368


Other liabilities                                                       474                  505
                                                            ---------------      ---------------
Total liabilities                                                     7,942                4,873

Shareholders' equity:
Common stock, par value $0.01 per share,
  authorized 40,000,000 shares, 20,182,944
  and 19,529,952 shares issued, respectively                            202                  195
Additional paid-in capital                                           89,484               88,600
Accumulated deficit                                                 (65,485)             (70,458)
Accumulated other comprehensive (loss) income                           (26)                  86
Nil coupon perpetual loan notes                                         282                  532
                                                            ---------------      ---------------
Total shareholders' equity                                           24,457               18,955
                                                            ---------------      ---------------
Total liabilities and shareholders' equity                  $        32,399      $        23,828
                                                            ===============      ===============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)

                                                        Three Months Ended                Nine Months Ended
                                                             September 30                      September 30
                                                          2005         2004                  2005         2004
                                                       ---------------------            -----------------------

Net sales                                            $  12,821    $   9,577             $  36,652    $   23,081

Costs and expenses:
Cost of sales                                            6,467        4,813                18,917        12,225
Selling, general and administrative                      4,121        3,435                11,930         9,763
Research and development                                   253          322                   913           895
                                                     ---------   ----------             ---------    ----------
                                                        10,841        8,570                31,760        22,883
                                                     ---------   ----------             ---------    ----------

Operating income                                         1,980        1,007                 4,892           198

Other expense                                              (18)          (6)                 (110)          (36)
                                                     ---------   ----------             ---------    ----------

Income before taxes                                      1,962        1,001                 4,782           162

Income tax (expense) benefit                              (914)           -                   191             -
                                                     ---------   ----------             ---------    ----------

Net income                                           $   1,048   $    1,001             $   4,973    $      162
                                                     =========   ==========             =========    ===========

Net income per Common Share:

     Basic                                           $     .05  $       .05             $     .25    $      .01
                                                     =========  ===========             =========    ==========
     Diluted                                         $     .05  $       .05             $     .22    $      .01
                                                     =========  ===========             =========    ==========

Average number of Common Shares outstanding:

     Basic                                          20,139,000   19,519,000            19,938,000    19,512,000
                                                    ==========   ==========            ==========    ==========
     Diluted                                        23,143,000   22,149,000            22,840,000    22,127,000
                                                    ==========   ==========            ==========    ==========


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                            Nine Months Ended
                                                              September 30
                                                          2005             2004
                                                    -------------------------------
OPERATING ACTIVITIES
Net cash provided by (used in)
   operating activities                             $       6,587    $        (611)
                                                    -------------    --------------

INVESTING ACTIVITIES
Proceeds from sale of equipment                                 -                6
Purchases of equipment and patents                         (1,884)          (1,926)
                                                    --------------   --------------
Net cash used in investing activities                      (1,884)          (1,920)
                                                    --------------   --------------

FINANCING ACTIVITIES
Exercise of stock options                                     639               21
                                                    -------------    -------------
Net cash provided by
   financing activities                                       639               21
                                                    -------------    -------------

Effect of exchange rate fluctuations on cash                 (112)             (21)
                                                    --------------   --------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         5,230           (2,531)

Cash and cash equivalents at beginning
   of period                                                6,531            7,812
                                                    -------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $      11,761    $       5,281
                                                    =============    =============

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


NOTE A:           BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

NOTE B:           EARNINGS PER SHARE DATA

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three and nine-month periods ended September 30, 2005 and 2004:

                                                            Three months ended            Nine months ended
                                                               September 30                 September 30
                                                               2005         2004            2005        2004
                                                          ----------------------         -------------------
 Basic weighted-average shares                               20,139       19,519          19,938      19,512
 Conversion of unsecured loan notes                              46           85              63          85
 Unexercised options and warrants                             2,958        2,545           2,839       2,530
                                                          ----------------------        --------------------
 Diluted weighted-average shares                             23,143       22,149          22,840      22,127
                                                          ======================        ====================



NOTE C:           TOTAL COMPREHENSIVE INCOME

Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

                                             For the three months ended                      For the nine months ended
                                                    September 30                                   September 30
                                     ------------------------------------------       --------------------------------------
(in thousands of U.S. dollars)             2005                    2004                     2005                2004
                                     ------------------     -------------------       -----------------  -------------------
Comprehensive income:
    Net income                                 $ 1,048                $ 1,001                  $ 4,973            $    162
    Foreign currency translation                     6                      8                     (112)                (21)
                                     ------------------     ------------------        -----------------  ------------------
                                               $ 1,054                $ 1,009                  $ 4,861            $    142
                                     ==================     ==================        =================  ==================


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

If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," Fuel Tech's net income and income per share would have been adjusted as follows for the three and nine-month periods ended September 30, 2005 and 2004:

           (in thousands of U.S. dollars,           Three months ended                 Nine months ended
          except share data)                           September 30                       September 30
                                                    2005              2004             2005           2004
                                               ------------ ----------------        ----------- -------------
          Net Income (loss):
               As reported                          $1,048           $1,001             $4,973        $  162
               As adjusted                             850              841              4,243          (428)

          Basic and diluted income
          (loss) per share:
               Basic - as reported                    $.05             $.05               $.25        $  .01
               Basic - as adjusted                    $.04             $.04               $.21        $ (.02)

               Diluted - as reported                  $.05             $.05               $.22        $  .01
               Diluted - as adjusted                  $.04             $.04               $.19        $ (.02)

The application of the "As adjusted" disclosures presented above are not representative of the effects SFAS No. 123 may have on such operating results in future years due to the timing of stock option grants and considering that options vest over a period of immediately to four years.

In December 2004, the Securities and Exchange Commission issued SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, and requires Fuel Tech to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Operations. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Operations based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Operations over the period during which an employee is required to provide service in exchange for that award (requisite service period). The provisions of SFAS No. 123R are effective as of the first interim period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would permit companies to delay implementation of SFAS No. 123R to the beginning of their next fiscal year. The Company currently plans to implement the revised standard on January 1, 2006. The Company is still evaluating the impact and has the option to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R.

NOTE F:           DEBT

Fuel Tech, Inc. (FTI) has a $15.0 million revolving credit facility expiring July 31, 2006, which is collateralized by all personal property owned by FTI. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest based on the following:

     -    The Bank Prime Rate reduced by a range of zero to 50 basis points, or

     - The Bank Interbank Offering Rate increased by a range of 200 to 250 basis points

Fuel Tech can choose which rate to apply to borrowings. At September 30, 2005, there were no borrowings outstanding on the facility.

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

As part of the cessation of activities, Fuel Tech terminated three individuals, and a charge of $31,000 for severance obligations was recorded in the "Selling, general and administrative" expense line item in the condensed consolidated statement of operations for the nine-month period ended September 30, 2005.

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

Information about reporting segment net sales and gross margin are provided below in thousands of U.S. dollars:

------------------------------------ ------------------- -------------------- -------------------- -------------------
        Three months ended             Nitrogen Oxide      Fuel Treatment            Other               Total
        September 30, 2005               Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers               $ 6,683              $ 6,138             $      -             $12,821
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                     3,304                3,113                   50               6,467
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                      3,379                3,025                 (50)               6,354
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -                4,121               4,121
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  253                 253
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                         $ 3,379              $ 3,025             $(4,424)             $ 1,980
------------------------------------ =================== ==================== ==================== ===================


------------------------------------ ------------------- -------------------- -------------------- -------------------
        Three months ended             Nitrogen Oxide      Fuel Treatment            Other               Total
        September 30, 2004               Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers               $ 4,395              $ 5,178             $      4             $ 9,577
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                     2,485                2,238                   90               4,813
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                      1,910                2,940                  (86)              4,764
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -                3,435               3,435
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  322                 322
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                         $ 1,910              $ 2,940             $ (3,843)            $ 1,007
------------------------------------ =================== ==================== ==================== ===================


------------------------------------ ------------------- -------------------- -------------------- -------------------
         Nine months ended             Nitrogen Oxide      Fuel Treatment            Other               Total
        September 30, 2005               Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers              $ 23,003             $ 13,644            $       5             $36,652
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                    11,620                7,069                  228              18,917
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                     11,383                6,575                 (223)             17,735
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -               11,930              11,930
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  913                 913
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                        $ 11,383               $6,575            $ (13,066)            $ 4,892
------------------------------------ =================== ==================== ==================== ===================


------------------------------------ ------------------- -------------------- -------------------- -------------------
         Nine months ended             Nitrogen Oxide      Fuel Treatment            Other               Total
        September 30, 2004               Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers              $ 10,549              $12,522           $       10             $23,081
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                     5,946                6,064                  215              12,225
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                      4,603                6,458                 (205)             10,856
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -                9,763               9,763
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  895                 895
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                        $  4,603              $ 6,458           $  (10,863)            $   198
------------------------------------ =================== ==================== ==================== ===================

Information concerning Fuel Tech's operations by geographic area is provided below in thousands of U.S. dollars. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

                                        Three months ended September 30              Nine months ended September 30
                                   ------------------------------------------    ----------------------------------------
                                         2005                    2004                  2005                  2004
                                   ------------------     -------------------    -----------------    -------------------

Revenues:
    United States                           $ 10,837                  $8,807             $ 30,552               $ 19,736
    Foreign                                    1,984                     770                6,100                  3,345
                                   ------------------     -------------------    -----------------    -------------------
                                            $ 12,821                  $9,577             $ 36,652               $ 23,081
                                   ==================     ===================    =================    ===================


                                     September 30,           December 31,
                                         2005                    2004
                                   ------------------     -------------------
Assets:
    United States                           $ 28,955                $ 21,641
    Foreign                                    3,444                   2,187
                                   ------------------     -------------------
                                            $ 32,399                $ 23,828
                                   ==================     ===================


NOTE I:           INCOME TAXES

For the three months ended September 30, 2005, Fuel Tech recorded tax expense of $914,000. This amount is comprised of $793,000 in deferred tax expense and $121,000 in current state income tax expense.

On a year-to-date basis, Fuel Tech recorded a tax benefit of $191,000. The tax benefit is comprised of $1,837,000 in deferred tax expense, $172,000 in current state income tax expense and a deferred tax benefit of $2,200,000 recorded at June 30, 2005 resulting from a reduction in the deferred tax asset valuation allowance. The reduction in the deferred tax asset valuation allowance represented the anticipated utilization of net operating loss carryforwards in subsequent periods. Based on a review of both historical and projected taxable income at the end of June 30, 2005, Fuel Tech concluded that it was more likely than not that some portion of the net operating losses would be utilized in subsequent periods and that a reduction in the deferred tax valuation allowance was required.

At December 31, 2004, Fuel Tech recorded a $1,500,000 reduction in the deferred tax asset valuation allowance, which represented the anticipated utilization of net operating loss carryforwards in subsequent periods. Based on a review of both historical and projected taxable income, Fuel Tech had concluded that it was more likely than not that some portion of the net operating losses would be utilized in subsequent periods and that a reduction in the deferred tax valuation allowance was required. No provision for federal or state income taxes was recorded during the three or nine-month periods ended September 30, 2004 due to the existence of net operating loss carryforwards.

                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2005 and 2004 were $12,821,000 and $9,577,000, respectively, while net sales for the nine months ended September 30, 2005 and 2004 were $36,652,000 and $23,081,000, respectively. The year to date increase is due to a $12,454,000 increase in revenues derived from the nitrogen oxide (NOx) reduction business. This business segment, which began to show increased strength in the second half of 2004, continues to experience a robust period of order activity. Utilities and industrial facilities that are impacted by the Environmental Protection Agency's
(EPA) State Implementation Plan (SIP) Call regulation are continuing to prove that Fuel Tech's technology is a viable tool in their ongoing regulatory compliance planning. Fuel Tech continues to work towards developing alliance agreements with critical customers looking to finalize their compliance plans.

The fuel treatment chemical business segment generated revenues of $13,644,000 for the nine months ended September 30, 2005 versus $12,522,000 in the comparable period of 2004. Although this represents nine percent growth, revenues were hampered by the following circumstances in the first nine months of the year:

       - Demonstration programs- there were four demonstration programs during the first nine months of the year that have not yielded full commercial revenues. One was a no-cost demonstration at a critical coal-fired utility and one was a demonstration at a large coal-fired facility offered at fifty percent of commercial value. The other two demonstrations were structured on a cost-share basis, one on a coal-fired unit and one on an oil-fired unit. Under cost-share arrangements, during the demonstration period, Fuel Tech will invoice the customer at a specified percentage of the commercial price. At the end of the demonstration, if Fuel Tech meets the criteria for success that were established for the program, Fuel Tech will invoice the customer for the remaining percentage of the commercial price. These latter two demonstrations are expected to reach their evaluation date in the fourth quarter.

       - Coal supply chain issues- during the first nine months of the year one critical Western-coal fired utility unit significantly and unexpectedly reduced capacity for an extended period due to transportation related shortages of Western coal deliveries to the plant. Rail disruptions in the Powder River Basin have impacted several utilities, while maintenance and repair work on key rail lines is expected to impact coal shipments in several parts of the country for the remainder of the year.

       - Oil pricing- the high price of oil has resulted in reduced oil-fired electricity generation in the United States. Fuel Tech's oil-fired business was negatively impacted by this market dynamic, particularly during the first half of the year when cooler weather forced higher-cost electricity generating capacity to be curtailed.

Fuel Tech's TIFI technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium. More than half of the coal burned today to generate electricity is Western coal and it is Western coal that has higher levels of low-melting-point ash constituents.

Due to its lower cost and lower pollutant content relative to Eastern coals, and despite the rail issues noted above, it is anticipated that Western coals will be burned in larger quantities and in an increasing number of facilities. Consequently, the penetration of the Western coal-fired utility market remains the top priority for this business segment.

Cost of sales as a percentage of net sales for the three-month periods ended September 30, 2005 and 2004 was 50%. On a year-to-date basis the cost of sales percentage is 52% and 53%, respectively, for 2005 and 2004. The improvement in the cost of sales percentage on a year-to-date basis is primarily attributable to the nitrogen oxide business, where the percentage decreased to 51% in 2005 from 56% in 2004. The decrease is attributable to the mix of project business.

Selling, general and administrative expenses for the three months ended September 30, 2005 and 2004 were $4,121,000 and $3,435,000, respectively, while these expenses for the nine months ended September 30, 2005 and 2004 were $11,930,000 and $9,763,000, respectively. The increase is primarily attributable to human resource-related expenses as staffing levels were increased in several areas in anticipation of overall business growth. Revenue-related expenses attributable to both business segments also contributed to the increase, as did increases in audit and legal fees to a lesser degree.

Research and development expenses for the three months ended September 30, 2005 and 2004 were $253,000 and $322,000, respectively, while these expenses for the nine months ended September 30, 2005 and 2004 were $913,000 and $895,000, respectively. Fuel Tech continues to pursue commercial applications for its technologies outside of its traditional markets, from both an industrial and geographical perspective. In the first quarter of 2005, Fuel Tech funded a successful demonstration of its TIFI technology in Mexico with a research facility owned by the Mexican government.

The decline in other income and expense for the nine months ended September 30, 2005 versus the prior year is due principally to the impact of foreign currency translation.

For the three months ended September 30, 2005, Fuel Tech recorded tax expense of $914,000. This amount is comprised of $793,000 in deferred tax expense and $121,000 in current state income tax expense.

On a year-to-date basis Fuel Tech recorded a tax benefit of $191,000. The tax benefit is comprised of $1,837,000 in deferred tax expense, $172,000 in current state income tax expense and a deferred tax benefit of $2,200,000 recorded at June 30, 2005 resulting from a reduction in the deferred tax asset valuation allowance. The reduction in the deferred tax asset valuation allowance represented the anticipated utilization of net operating loss carryforwards in subsequent periods. Based on a review of both historical and projected taxable income at the end of June 30, 2005, Fuel Tech concluded that it was more likely than not that some portion of the net operating losses would be utilized in subsequent periods and that a reduction in the deferred tax valuation allowance was required.

At December 31, 2004, Fuel Tech recorded a $1,500,000 reduction in the deferred tax asset valuation allowance, which represented the anticipated utilization of net operating loss carryforwards in subsequent periods. Based on a review of both historical and projected taxable income, Fuel Tech had concluded that it was more likely than not that some portion of the net operating losses would be utilized in subsequent periods and that a reduction in the deferred tax valuation allowance was required. No provision for federal or state income taxes was recorded during the three or nine-month periods ended September 30, 2004 due to the existence of net operating loss carryforwards.

LIQUIDITY AND SOURCES OF CAPITAL

On September 30, 2005, Fuel Tech had cash and cash equivalents of $11,761,000 and working capital of $16,280,000 versus $6,531,000 and $11,292,000 at the end of 2004, respectively. Operating activities provided cash of $6,587,000 in the first nine months of 2005, primarily due to the improvement in overall business activity. Investing activities used cash of $1,884,000 during the first nine months of 2005, largely for equipment purchases related to the fuel treatment chemical business. During the first nine months of 2005, Fuel Tech generated cash from the exercise of stock options in the amount of $639,000.

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

Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             None

Item 5.      Other Information
             None

Item 6.      Exhibits
             a.   Exhibits
                  Exhibit 31.1 and 31.2 are filed herewith
                  Exhibit 32 is furnished herewith

             b.   Reports on Form 8-K

                  The Company filed form 8-K on August 3, 2005. This filing included the Company's financial results for the quarter and six-month period ending June 30, 2005.

                  The Company filed form 8-K on September 1, 2005. This filing confirmed the revenue guidance of $45 million to $48 million for the fiscal year 2005 earlier announced in the earnings release for the quarter and six-month period ending June 30, 2005, on August 3, 2005.

FUEL-TECH N.V.
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2005     By: /s/ Ralph E. Bailey
                               -------------------
                               Ralph E. Bailey
                               Chairman, Managing Director
                               and Chief Executive Officer

Date: November 4, 2005     By: /s/ Vincent J. Arnone
                               ---------------------
                               Vincent J. Arnone
                               Chief Financial Officer,
                               Vice President and
                               Treasurer