Form 10-K
period 2005-12-31
FUEL TECH N V
filed 2006-03-10
CIK 846913

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 COMMON STOCK $0.01 PAR VALUE PER SHARE        THE NASDAQ STOCK MARKET, INC
---------------------------------------        ----------------------------
          (TITLE OF CLASS)                (NAME OF EXCHANGE ON WHICH REGISTERED)

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT.
                                  YES___ NO_X_

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE ACT.
                                  YES___ NO_X_

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. __

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                  YES _X_   NO__

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER OR A NON-ACCELERATED FILER (AS DEFINED IN RULE 12b-2 UNDER THE SECURITIES EXCHANGE ACT OF 1934)

LARGE ACCELERATED FILER___   ACCELERATED FILER _X_   NON-ACCELERATED FILER___

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
                                  YES__  NO_X_

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE AVERAGE BID AND ASKED PRICES OF JUNE 30, 2005 WAS $92,282,000. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE AVERAGE BID AND ASKED PRICES OF FEBRUARY 17, 2006 WAS $181,367,000.

INDICATE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTERED CLASSES OF COMMON STOCK AT FEBRUARY 17, 2006: 20,505,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                      DOCUMENTS INCORPORATED BY REFERENCE:
CERTAIN PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD IN 2006 ARE INCORPORATED BY REFERENCE IN PARTS II, III, AND IV HEREOF.

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
                                     PART I


Item 1.    Business                                                                                    1
Item 2.    Description of Property                                                                     4
Item 3.    Legal Proceedings                                                                           4
Item 4.    Submission of Matters to Vote of Security Holders                                           4


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                       5
Item 6.    Selected Financial Data                                                                     7
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations       8
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                 15
Item 8.    Financial Statements and Supplementary Data                                                15
Item 9.    Changes in and Disagreements with Accountants and Financial Disclosure                     36
Item 9A.   Controls and Procedures                                                                    36


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                         37
Item 11.   Executive Compensation                                                                     37
Item 12.   Security Ownership of Certain Beneficial Owners and Management                             37
Item 13.   Certain Relationships and Related Transactions                                             37
Item 14.   Principal Accounting Fees and Services                                                     37


                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                            38

Signatures and Certifications                                                                         40


                             TABLE OF DEFINED TERMS


TERM                       DEFINITION
----                       ----------
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

CAAA                       Clean Air Act Amendments of 1990

CDT                        Clean Diesel Technologies, Inc.

CFD                        Computational Fluid Dynamics

Common Shares              Shares of the Common Stock of Fuel Tech

Common Stock               Common Stock of Fuel Tech

EPA                        Environmental Protection Agency

EPRI                       Electric Power Research Institute

FTI                        Fuel Tech, Inc.

FUEL CHEM(R)               A trademark used to describe Fuel Tech's fuel
                           and flue gas treatment processes, including its TIFI(TM) Targeted In-Furnace Injection(TM) programs for slagging, fouling and corrosion control and plume abatement

Fuel Tech                  Fuel-Tech N.V. and its subsidiaries and affiliates

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

Loan Notes                 Nil Coupon Non-redeemable Convertible Unsecured Loan
                           Notes of Fuel Tech

NOx                        Oxides of nitrogen

NOxOUT CASCADE(R)          A trademark used to describe Fuel Tech's combination
                           of NOxOUT and SCR

NOxOUT(R) Process          A trademark used to describe Fuel Tech's SNCR process
                           for the reduction of NOx

NOxOUT-SCR(R)              A trademark used to describe Fuel Tech's use of urea
                           used as a catalyst reagent

NOxOUT ULTRA(R)            A trademark used to describe Fuel Tech's process for
                           generating ammonia for use as SCR reagent

Rich Reagent Injection     An SNCR-type process that broadens the NOx reduction
Technology (RRI)           capability of the NOxOUT Process at a cost similar to
                           NOxOUT. RRI can also be applied on a stand-alone basis.

SCR                        Selective Catalytic Reduction

SIP Call                   State Implementation Plan Regulation

SNCR                       Selective Non-Catalytic Reduction

TDI(TM) Targeted Duct      FUEL CHEM's programs for mitigating formation of
Injection(TM)              sulfur trioxide

TIFI(TM) Targeted          FUEL CHEM's programs for slagging, fouling and
In-Furnace Injection(TM)   corrosion control and plume abatement

                   FUEL-TECH N.V. SUBSIDIARIES AND AFFILIATES
                               December 31, 2005


                                             ---------------
                                             |             |
                                             |     FTNV    |
                                             | Netherlands |-----------
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

ITEM 1. BUSINESS

FUEL TECH

Fuel-Tech N.V., including its subsidiaries ("Fuel Tech"), is a technology company active in the air pollution control and specialty chemical businesses through its wholly owned subsidiary Fuel Tech, Inc. ("FTI"). Fuel-Tech N.V., incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22-24 in Curacao under No. 1334/N.V. Fuel Tech maintains an Internet web site at www.fueltechnv.com.

Fuel Tech, Inc.

FTI's special focus is the worldwide marketing of its nitrogen oxide ("NOx") reduction and FUEL CHEM(R) Processes. The NOx reduction technologies, which include the NOxOUT(R), NOxOUT CASCADE(R), and NOxOUT-SCR(R) processes, reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. The FUEL CHEM product line uses chemical processes for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel or via TIFI(TM) Targeted In-Furnace Injection(TM) programs. FTI has a number of other technologies, both commercial and in the development stage, that are related to the NOxOUT Process or similar in their technological base. FTI's business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

American Bailey Corporation

Ralph E. Bailey, Executive Chairman, Chief Executive Officer and Managing Director of Fuel Tech, and Douglas G. Bailey, Deputy Chairman of Fuel Tech, are shareholders of American Bailey Corporation ("ABC"). Please refer to Note 8 to the consolidated financial statements in this document. Additionally, see the more detailed information relating to this subject under the caption "Certain Relationships and Related Transactions" in Fuel Tech's Proxy Statement, to be distributed in connection with Fuel Tech's 2006 Annual Meeting of Shareholders, which information is incorporated by reference.

NOx REDUCTION

Regulations and Markets

The domestic U.S. air pollution control market is the primary driver in Fuel Tech's NOx reduction business. This market is dependant on air pollution regulations and their continued enforcement. These regulations are based on the Clean Air Act Amendments of 1990 (the "CAAA"), which require reductions in NOx emissions on varying timetables with respect to various sources of emissions. Under the SIP (State Implementation Plan) Call, a regulation promulgated under the Amendments (discussed further below), over 1,000 utility and large industrial boilers in 19 states were required to achieve NOx reduction targets by May 31, 2004. Also, under European Union Directives, over 100 industrial units in Europe were required to achieve NOx reductions by the end of 2005.

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

On December 23, 2003, the EPA proposed a new regulation that affects the SIP Call states by calling for more NOx reductions in 2010 and 2015. Also, deep NOx reductions are called for in 10 additional states outside the current SIP Call region. The proposed rule allows a cap and trade format similar to the SIP Call. This rule, under the name "Clean Air Interstate Rule," became final on March 10, 2005.

Products

Fuel Tech's NOxOUT Process is a Selective Non-Catalytic Reduction ("SNCR") process that uses non-hazardous urea as the reagent rather than ammonia. The NOxOUT Process on its own is capable of reducing NOx by up to 40% for utilities and by potentially significantly greater amounts for industrial units in many types of plants with capital costs ranging from $6 - $20/kw for utility boilers and with total annualized operating costs ranging from $1,000 - $2,000/ton of NOx removed.

Fuel Tech's NOxOUT CASCADE Process uses catalyst as an addition to the NOxOUT Process to achieve performance similar to Selective Catalytic Reduction ("SCR"). Based on demonstrations, NOxOUT CASCADE's capital cost is less than that of SCR, while operating costs are competitive with those experienced by SCR.

Fuel Tech's NOxOUT-SCR Process utilizes urea as a catalyst reagent to achieve NOx reductions of up to 90% from smaller stationary combustion sources with capital and operating costs competitive with equivalently sized, standard SCR systems.

Fuel Tech's NOxOUT ULTRA(R) system is designed to convert urea to ammonia safely and economically for use as a reagent in the SCR process for NOx reduction. In this fashion, Fuel Tech intends to participate in the SCR segment of the SIP Call driven market. Recent local hurdles in the ammonia permitting process have raised concerns regarding the safety of ammonia storage in quantities sufficient to supply SCR.

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

Sales of the NOx reduction technologies were $32.6 million, $14.6 million and $25.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

SCR is an effective and proven method of control for the removal of up to 90% of NOx. SCR has a high capital cost ranging from $55 - $250/kw on retrofit coal applications. Such companies as Alstom, The Babcock & Wilcox Company, Cormetech, Inc., Engelhard Corporation, Foster Wheeler Corporation, Peerless Manufacturing Company, and the Siemens Westinghouse Power Corporation are active SCR system providers, or providers of the catalyst itself.

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

FUEL CHEM

Product and Markets

Fuel Tech's fireside and fuel additive programs, FUEL CHEM, help improve furnace and boiler performance and reduce customer operating costs. The technology offered by FUEL CHEM, through unique chemistries and application approaches, offers the customer significant value and return on their investment. FUEL CHEM offers in-fuel technologies and FTI's multi-patented, TIFI(TM) Targeted In-Furnace Injection(TM) technology. This latter approach, the key FUEL CHEM technology, is a uniquely engineered and economical solution for the control of slagging, fouling, and corrosion and for plume abatement. FUEL CHEM also markets a family of combustion catalysts, which can offer customers the benefit of reducing unburned carbon, lowering excess air and improving combustion efficiency. The FUEL CHEM technology is rapidly gaining credibility in the coal-fired electric utility industry, especially within the segment fired by slag-forming coal, as a viable, cost-effective approach to the prevention of problems that can have a significant negative financial impact on a plant's operation. Electric utilities, the pulp and paper industry and municipal solid waste incinerator facilities make up the principal markets for the program.

New technical markets being explored and pursued by the FUEL CHEM Group include the SO3/plume abatement market, which is a key concern in many utility and industrial operations today. FTI has developed a TIFI derivative product, TDI(TM) Targeted Duct Injection, to address this market. In addition, the corrosion reduction market for the municipal solid waste incineration industry is being assessed as a potential new market opportunity for Fuel Tech.

Sales of the FUEL CHEM products were $20.3 million, $16.2 million and $10.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

ADVANCED ENGINEERING SERVICES AND ACUITIV(TM)

Fuel Tech uses its advanced engineering services ("AES") to support the sale of its NOx reduction and FUEL CHEM systems, particularly through the use of computational fluid dynamics ("CFD") tools. These CFD tools assist in the prediction of the behavior of gas flows, thereby enhancing the implementation of Fuel Tech's NOx reduction systems and the application of its FUEL CHEM slag and corrosion control processes. To further aid the accuracy and expediency with which process solutions could be designed and delivered to a customer, Fuel Tech internally developed a visualization software product called ACUITIV(TM).

In 2001 and 2002, Fuel Tech augmented its AES staff and equipment with a view toward not only better serving Fuel Tech's own customers, but also seeking other commercial applications for its services. Toward this goal, the ACUITIV software product was commercially introduced in the second quarter of 2002. The ACUITIV product offering was designed to provide customers in several industries including automotive, aerospace and defense, chemical processing and energy, with the ability to uncover new opportunities, improve designs, accelerate decision-making and shorten product development time to market. In early 2005, ACUITIV was discontinued as a commercial venture. The software will continue to be maintained and utilized internally on a prospective basis because it is an essential tool in the design, marketing and sale of Fuel Tech's NOx reduction and FUEL CHEM product applications.

INTELLECTUAL PROPERTY

See Item 2 "Description of Property" for information on Fuel Tech's intellectual property and proprietary position, which are material to its business.

EMPLOYEES

Fuel Tech has 104 full-time employees, 95 in North America and 9 in Europe. Fuel Tech enjoys good relations with its employees and is not a party to any labor management agreements.

RISK FACTORS OF THE BUSINESS

Investors in Fuel Tech should be mindful of the following risk factors relative to Fuel Tech's business.

(i)  Lack of Diversification

Fuel Tech has two business segments that provide advanced engineering solutions for the optimization of combustion systems in utility and industrial applications. They are as follows:

- The nitrogen oxide reduction technology segment, which includes the NOxOUT, NOxOUT CASCADE, and NOxOUT-SCR processes for the reduction of nitrogen oxide emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources, and

- The fuel treatment chemical segment, which uses chemical processes for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel or by Targeted In-Furnace Injection.

An adverse development in Fuel Tech's advanced engineering solution business as a result of competition, technological change, government regulation, or any other factor could have a significantly greater impact than if Fuel Tech maintained more diverse operations.

(ii) Competition

Competition in the NOx control market will come from processes utilizing low-NOx burners, over-fire air, flue gas recirculation, ammonia SNCR, SCR and, with respect to particular uses of urea not infringing Fuel Tech's patents, urea (see
Item 2 "Description of Property"). Competition will also come from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or derating of units, and sale or trade of pollution credits. Utilization by customers of such processes or business practices or combinations thereof may adversely affect Fuel Tech's pricing and participation in the NOx control market if customers elect to comply with regulations by methods other than Fuel Tech's NOxOUT or NOxOUT CASCADE Processes. See above text under the captions "Products" and "NOx Reduction Competition."

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

(iv) Protection of Patents and Proprietary Rights

Fuel Tech holds licenses to or owns a number of patents and also has patents pending. There can be no assurance that pending patent applications will be granted or that outstanding patents will not be challenged or circumvented by competitors. Certain critical technology relating to Fuel Tech's products is protected by trademark and trade secret laws and by confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that Fuel Tech will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights. See Item 2 "Description of Property."

ITEM 2. DESCRIPTION OF PROPERTY

Fuel Tech's products are generally protected by U.S. and non-U.S. patents. Fuel Tech owns 94 granted patents worldwide and has four patent applications pending in the United States and 11 pending in non-U.S. jurisdictions. These patents cover some 33 inventions, 23 associated with the NOx reduction business; five associated with the FUEL CHEM business; and five associated with non-commercialized technologies. These inventions represent significant enhancements of the application and performance of the technologies. Further, Fuel Tech believes that the protection provided by the numerous claims in the above referenced patents or patent applications is substantial, and affords Fuel Tech a significant competitive advantage in its business. Accordingly, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on Fuel Tech's business.

Apart from its intellectual property, the property of Fuel Tech is not material.

Fuel Tech and its subsidiaries operate from leased office and engineering facilities in Curacao, Netherlands Antilles; Batavia, Illinois; Stamford, Connecticut; and Gallarate, Italy.

ITEM 3. LEGAL PROCEEDINGS

Fuel Tech has no pending litigation material to its business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

Fuel Tech's Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc.

Prices

The table below sets forth the high and low sales prices during each calendar quarter since January 2004.

                      2005                         HIGH        LOW
                      ----                         ----        ---
                      Fourth Quarter             $10.12       $7.24
                      Third Quarter               10.13        5.75
                      Second Quarter               7.20        5.10
                      First Quarter                6.85        4.60

                      2004
                      ----
                      Fourth Quarter              $5.45       $4.15
                      Third Quarter                5.24        3.94
                      Second Quarter               5.30        3.79
                      First Quarter                5.60        3.40

Dividends

Fuel Tech has not to date paid dividends on its Common Shares and is not expected to do so in the foreseeable future.

Holders

Based on information from Fuel Tech's Transfer Agent, as of March 6, 2006, there were 339 registered holders of Fuel Tech's Common Shares. Management believes that, on such date, there were approximately 5,943 beneficial holders of Fuel Tech's Common Shares.

Transfer Agent

The Transfer Agent and Registrar for the Common Shares is Mellon Investor Services, LLC, 85 Challenger Road, Ridgefield Park, New Jersey 07660.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2005, under which the securities of Fuel Tech were authorized for issuance:


     -------------------------------- ---------------------------------- --------------------------- -------------------------------
                                                                                                        NUMBER OF SECURITIES
                                                                                                       REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES TO BE          WEIGHTED-AVERAGE            FUTURE ISSUANCE UNDER
                                         ISSUED UPON EXERCISE OF            EXERCISE PRICE OF         EQUITY COMPENSATION PLANS
                                      OUTSTANDING OPTIONS, WARRANTS       OUTSTANDING OPTIONS,          EXCLUDING SECURITIES
            PLAN CATEGORY                       AND RIGHTS                 WARRANTS AND RIGHTS          LISTED IN COLUMN (A)
     -------------------------------- ---------------------------------- --------------------------- -------------------------------
                                                   (A)                             (B)                           (C)
     -------------------------------- ---------------------------------- --------------------------- -------------------------------
     -------------------------------- ---------------------------------- --------------------------- -------------------------------
      Equity compensation plans
         approved by security
             holders (1)                        2,799,000                         $4.29                        367,000
     -------------------------------- ---------------------------------- --------------------------- -------------------------------


(1) Includes Common Shares of Fuel Tech authorized for awards under Fuel Tech's 1993 Incentive Plan, as amended through June 3, 2004.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2005. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2005, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              FOR THE YEARS ENDED DECEMBER 31
                                                          ------------------------------------------------------------------------
         STATEMENT OF OPERATIONS DATA                          2005           2004          2003          2002           2001
                                                          --------------- ------------- ------------- -------------- -------------
         (in thousands of U.S. dollars, except for
         share data)
         Net sales                                               $52,928       $30,832      $ 35,736       $ 32,627      $ 17,672
         Selling, general and administrative and other
         costs and expenses                                       18,625        14,017        12,946         11,687         9,873
         Net income (loss)                                         7,588         1,572         1,120          3,057       (1,633)
                                                          --------------- ------------- ------------- -------------- -------------

         Basic income (loss) per Common Share                     $ 0.38        $ 0.08        $ 0.06         $ 0.16      $ (0.09)
         Diluted income (loss) per Common Share                   $ 0.33        $ 0.07        $ 0.05         $ 0.14      $ (0.09)
         Weighted-average basic shares outstanding            20,043,000    19,517,000    19,637,000     19,350,000    18,592,000
         Weighted-average diluted shares outstanding          23,066,000    22,155,000    22,412,000     22,437,000    18,592,000

                                                                                        DECEMBER 31
                                                          ------------------------------------------------------------------------
         BALANCE SHEET DATA                                    2005          2004         2003          2002           2001
                                                          --------------- ------------ ------------ ------------- ----------------
         (in thousands of U.S. dollars, except for
         share data)
         Working capital                                        $ 19,590     $ 11,292     $ 10,973      $ 13,930          $ 8,844
         Total assets                                             43,026       23,828       21,598        25,869           20,328
         Long-term obligations                                       448          505          299         2,059              491
         Total liabilities                                        13,890        4,873        4,287         9,064            7,193
         Shareholders' equity                                     29,136       18,955       17,311        16,805           13,135
         Net tangible book value per share                      $   1.12     $   0.70     $   0.61      $   0.64          $  0.56

 Notes:

  (1)Shareholders' equity includes $282,000 principal amount of nil coupon non-redeemable perpetual loan notes. See Note 4 to the consolidated financial statements.

  (2)Net tangible book value per share assumes full conversion of Fuel Tech's nil coupon non-redeemable perpetual loan notes into shares of Fuel Tech's Common Shares.

  (3)Effective January 1, 2002, Fuel Tech adopted FASB (Financial Accounting Standards Board) Statement No. 142, "Goodwill and Other Intangible Assets." Under the guidance of this statement, goodwill and indefinite-lived intangible assets are no longer amortized but will be reviewed annually, or more frequently if indicators arise, for impairment. For the 12 months ended December 31, the following table depicts the impact on the prior year noted, had the non-amortization policy been applied.

                                                       2001
                                                 ----------------

          Reported net loss                        $ (1,633,000)
          Add back: Goodwill amortization               334,000
                                                 ----------------
          Adjusted net loss                        $ (1,299,000)
                                                 ================
          Basic earnings per share:
          Reported net loss                             $ (0.09)
          Add back: Goodwill amortization                  0.02
                                                 ----------------
          Adjusted net loss                              $ (.07)
                                                 ================
          Diluted earnings per share:
          Reported net loss                             $ (0.09)
          Add back: Goodwill amortization                  0.02
                                                 ----------------
          Adjusted net loss                             $ (0.07)
                                                 ================

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

Nitrogen Oxide ("NOx") Reduction Technologies

Fuel Tech markets a suite of nitrogen oxide (NOx) reduction technologies. These include the NOxOUT, NOxOUT CASCADE, and NOxOUT-SCR Processes, which use the injection of chemicals to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources to meet statutory NOx reduction requirements worldwide. Fuel Tech distributes its products through its direct sales force, licensees and agents. The current driver for growth in this business is the Ozone Transport SIP (State Implementation Plan) Call, which required 19 states to decrease their NOx emissions by May 31, 2004. This regulation impacts 700-800 utility boilers and 400-500 large industrial boilers (see below for more detail on the SIP Call). Fuel Tech believes that the implementation of the SIP Call will extend well beyond the May 31, 2004 implementation date.

Fuel Treatment Chemicals

Fuel Tech's proprietary TIFI Targeted In-Furnace Injection technology centers on the unique application of specialty chemicals to improve the performance of combustion units. Specifically, this technology is used to address slagging, fouling, corrosion and plume abatement in furnaces and boilers through the injection of chemicals into the fuel or via TIFI. Fuel Tech sells its fuel treatment chemicals through its direct sales force and agents to industrial and utility power-generation facilities. Although coal sourced from a variety of geographic areas have proven to provide utility units with operational difficulty, Fuel Tech believes the largest market opportunity for this product line to be those units burning Western coals, many of which have significant operational issues related to the formation of slag.

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

Revenue Recognition

Fuel Tech uses the percentage of completion method of accounting for certain long-term equipment construction and license contracts that are sold within the nitrogen oxide reduction business segment. Under the percentage of completion method, sales and gross profit are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Since the financial reporting of these contracts depends on estimates that are assessed continually during the term of the contract, recognized sales and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Different results are possible when using different assumptions.

Fuel Tech's construction contracts are typically six to twelve months in length. A typical contract will have three or four critical milestones that serve as the basis for Fuel Tech to invoice the customer. At a minimum, the milestones will include the generation of engineering drawings, the shipment of equipment and the completion of a system performance test.

As part of most of its contractual project agreements, Fuel Tech will agree to customer-specific acceptance criteria that relate to the operational performance of the system that is being sold to the customer. These criteria are determined based on mathematical modeling that is performed by Fuel Tech personnel, which is based on operational inputs that are provided by the customer. The customer will warrant that these operational inputs are accurate as they are specified in the binding contractual agreement. Further, the customer is solely responsible for the accuracy of the operating condition information; all performance guarantees and equipment warranties granted by Fuel Tech are void if the operating condition information is inaccurate or is not met.

Fuel Tech has installed over 350 units with the technology and has never failed to meet a performance guarantee when the customer has provided the required operating conditions for the project. As part of the project implementation process, Fuel Tech will perform system start-up and optimization services that effectively serve as a test of actual project performance. Fuel Tech believes that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

Allowance for doubtful accounts

Fuel Tech, in order to control and monitor the credit risk associated with its customer base, reviews the credit worthiness of customers on a recurring basis. Factors influencing the level of scrutiny include the level of business the customer has with Fuel Tech, the customer's payment history and the customer's financial stability. Representatives of Fuel Tech's Management team review all past due accounts on a weekly basis to assess collectibility. At the end of each reporting period, the allowance for doubtful accounts balance is reviewed relative to management's collectibility assessment and is adjusted if deemed necessary. Fuel Tech's historical credit loss has been insignificant.

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

Upon review of its potential sources of taxable income, Fuel Tech has concluded that it is more likely than not that some portion of the deferred tax asset will not be realized. Fuel Tech considers if there are taxable temporary differences that could generate taxable income in the future, if there is the ability to carryback the net operating losses or credits, if there is a projection of future taxable income, and if there are any tax planning strategies which can be readily implemented. Fuel Tech is a company whose revenues are generated from a customer base that is heavily regulated. This fact lends some uncertainty to the ability of the Company to project forward-looking income with precision.

2005 VERSUS 2004

Net sales for the year ended December 31, 2005 and 2004 were $52,928,000 and $30,832,000, respectively. The year on year increase of $22,096,000, or 72%, reflects gains from both the Nitrogen Oxide reduction (NOx) and Fuel Treatment Chemical business segments.

Revenues for the NOx product line were $32,650,000 in 2005, an increase of 124% over 2004. This business segment, which began to show increased strength in the second half of 2004, continues to experience a surge in order activity. Utilities and industrial facilities that are impacted by the Environmental Protection Agency's (EPA) State Implementation Plan (SIP) Call regulation, which became effective on May 31, 2004, continue to prove that Fuel Tech's technology is a viable tool in their ongoing regulatory compliance planning. Fuel Tech's strategy in addressing this market has involved the development of alliance agreements with critical customers looking to finalize their compliance plans.

The SIP Call, introduced in 1998, is the federal mandate that required 22 states to reduce NOx emissions by May 2003. On March 3, 2000, an appellate court of the D.C. Circuit upheld the validity of the SIP Call for 19 of the 22 states and, on June 22, 2000, the same court made a final ruling upholding the EPA's SIP Call regulation and denying the appeal of the states and utilities. Although the NOx reduction requirement date was moved back thirteen months to May 31, 2004, 19 states were required to complete and issue their State Implementation Plans for NOx reduction by October of 2000. These plans, which the EPA had until October 2001 to approve, will potentially impact 700 to 800 utility boilers and 400 to 500 industrial units. Although the SIP Call was the subject of litigation, an appellate court of the D.C. Circuit upheld the validity of this regulation. This court's ruling was later affirmed by the U.S. Supreme Court.

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

On December 23, 2003, the EPA proposed a new regulation that affects the SIP Call states by calling for more NOx reductions in 2010 and 2015. Also, deep NOx reductions are called for in 10 additional states outside the current SIP Call region. The proposed rule allows a cap and trade format similar to the SIP Call. This rule, under the name "Clean Air Interstate Rule," became final on March 10, 2005.

Revenues for the Fuel Treatment Chemical business segment were $20,272,000 in 2005, an increase of 25% over 2004. This segment's growth, although indicative of the continued market acceptance of Fuel Tech's patented TIFI Targeted In-Furnace Injection technology, would have been enhanced had revenues not been hampered by the following circumstances during 2005:

- Demonstration programs - there were several demonstration programs during 2005, five of which have not yielded commercial revenues at December 31, 2005. One was a no-cost demonstration at a critical coal-fired utility and one was a demonstration at a large coal-fired utility offered at 50% of commercial value. These two successful demonstrations had the impact of reducing revenue by approximately $500,000 and this revenue is non-recoverable. The other three demonstrations were structured on a cost-share basis and all were on coal-fired units. Under cost-share arrangements, during the demonstration period, Fuel Tech will invoice the customer at a specified percentage of the commercial price. At the end of the demonstration, if Fuel Tech meets the criteria for success that were established for the program, Fuel Tech will invoice the customer for the remaining percentage of the commercial price. These latter three demonstrations are expected to reach their evaluation date in the first quarter of 2006. If revenue was recognized at commercial pricing for these latter demonstrations, an incremental $600,000 in revenue would have been realized in 2005.

- Coal supply chain issues - rail disruptions in the Powder River Basin during 2005 impacted several utilities' ability to receive and burn Powder River Basin coal. The required repair and maintenance work on several rail lines is expected to impact coal shipments in several parts of the country well into 2006. This market dynamic negatively impacted Fuel Tech's revenue generating capability in 2005 as more than one critical Western-coal fired utility unit was forced to reduce capacity for an extended period of time due to transportation related shortages of Western coal deliveries. New sales initiatives were also negatively influenced by these issues as potential new customers were forced to delay their evaluation and implementation of the Fuel Chem technology.

- Oil pricing - the high price of oil has resulted in reduced oil-fired electricity generation in the United States. Fuel Tech's oil-fired business was negatively impacted by this market dynamic in 2005.

Fuel Tech's TIFI technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium. More than half of the coal burned in the United States today to generate electricity is Western coal and it is Western coal that has higher levels of low-melting-point ash constituents. Due to its lower cost and lower pollutant content relative to Eastern coals, and despite the rail issues noted above, it is anticipated that Western coals will be burned in larger quantities and in an increasing number of facilities. The penetration of the Western coal-fired utility market remains the top priority for this business segment.

During 2005, demonstrations were performed on utility units that burn Illinois Basin Coal. The utilization of this coal, whose high iron content also can create slagging and fouling issues, is likely to provide the Fuel Chem product line with an additional market niche.

In addition to the above, new technical markets being explored and pursued by FUEL CHEM include the SO3/plume abatement market, which is a key concern in many utility and industrial operations today, as well as the corrosion reduction market for the municipal solid waste incineration industry. Both areas represent market opportunities for Fuel Tech.

Cost of sales as a percentage of net sales for the year ended December 31, 2005 declined to 51% from 54% in the prior year. This improvement is primarily attributable to the nitrogen oxide business, where the percentage decreased to 51% in 2005 from 58% in 2004. The decrease is attributable to the mix of project business. The cost of sales percentage for the fuel treatment chemical business increased to 50% in 2005 from 48% in 2004. The increase is due to the impact of the demonstration programs discussed above.

Selling, general and administrative expenses were $17,414,000 and $12,775,000 for the years ended December 31, 2005 and 2004, respectively. Of the $4,639,000 variance with 2004, almost $2,800,000 was due to employee-related costs including the wages and benefits resulting from the addition of new personnel; recruiting costs; and incentive compensation. Revenue-related internal and external commission accounted for $1,100,000 of the increase. The remainder of the variance is attributable to audit and audit-related fees for Sarbanes Oxley compliance and legal and consulting fees derived from Fuel Tech's strategic desire to engage in business in new geographies.

Research and development expenses were $1,211,000 and $1,242,000 for the years ended December 31, 2005 and 2004, respectively. Fuel Tech continues to pursue commercial applications for technologies related to its core businesses, with a particular focus on its FUEL CHEM technologies.

Other expense was $16,000 for the year ended December 31, 2005 versus $83,000 for the year ended December 31, 2004. The year on year reduction in expense is comprised of an $180,000 increase in interest income resulting from a higher average cash balance in 2005 versus 2004 and an increase in market interest rates. This increase was offset by transaction losses related to balances denominated in foreign currencies.

Fuel Tech's income tax benefit of $419,000 for 2005 predominantly represents the recording of the reduction in the deferred tax asset valuation allowance representing the anticipated utilization of net operating loss and research and development tax credit carryforwards. Based on a review of both historical and projected taxable income, Fuel Tech concluded that it was more likely than not that the net operating losses and the research and development tax credits would be utiized in subsequent periods and the valuation allowance was no longer required.

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

2004 VERSUS 2003

Net sales for the years ended December 31, 2004 and 2003 were $30,832,000 and $35,736,000, respectively. The year on year decline reflects a reduction in revenues derived from the NOx reduction project product line. Revenues for this product line were $14.6 million in 2004 versus $25.4 million in 2003. As referred to in previous filings, although the Environmental Protection Agency's
(EPA) SIP (State Implementation Plan) Call regulation became effective as of May 31, 2004, there were several factors that led to a slowing of equipment orders in the air pollution control business late in 2003 and during the first half of 2004. NOx allowance prices for 2004 were depressed as a result of weak demand for power, the existence of a shortened ozone season and due to the allocation of supplemental NOx allowances. Consequently, some utilities were able to delay capital spending related to NOx control and they met their emissions reduction requirements on a short-term basis through the purchase of allowances and other temporary means. In addition, many utilities continued to experience significant capital constraints. Based on these market factors, the air pollution control business weakened during the latter portion of 2003 and the first half of 2004. As expected, the second half of 2004 began to show improvement with the receipt of several air pollution control project orders.

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

Cost of sales as a percentage of net sales for the year ended December 31, 2004 declined to 54% from 61% in the prior year due to two primary reasons. First, a significantly larger percentage of the revenues for the 12-month period ended December 31, 2004 were generated by the fuel treatment chemical product line. The gross margins realized by the fuel treatment chemical product line are typically higher than the NOx reduction project business. Secondarily, a larger percentage of the NOx reduction project revenues generated for the year ended December 31, 2003 were generated by NOx reduction turnkey projects than in 2004. When Fuel Tech receives a NOx reduction project order from a customer, the scope of the project can include two components. First, there is the Fuel Tech equipment scope for a project and second, there is an installation scope for a project. Due to its patented technology, Fuel Tech's equipment scope for a project generates a higher gross margin than does the installation scope for a project. Historically, most NOx reduction projects undertaken by Fuel Tech have not included the installation scope of a project and this portion of the work has been the responsibility of the end customer. When Fuel Tech is responsible for both components of the project scope, the overall project margin is reduced.

Selling, general and administrative expenses were $12,775,000 and $11,659,000 for the years ended December 31, 2004 and 2003, respectively. Of the $1,116,000 increase, $400,000 was due to employment-related costs for sales and marketing personnel related to the fuel treatment chemical business. Market penetration of Fuel Tech's TIFI technology in the coal-fired utility market remains a strategic priority. The remainder of the variance was due primarily to an increase in engineering expenses which was driven by the reduction in NOx reduction project activity. When engineering employees are specifically working on NOx reduction projects their costs are classified as cost of sales.

Research and development expenses were $1,242,000 and $1,287,000 for the years ended December 31, 2004 and 2003, respectively. Fuel Tech continues to pursue commercial applications for technologies related to its core businesses, with a particular focus on its FUEL CHEM technologies.

There was no interest expense recorded for the year ended December 31, 2004, while $25,000 was recorded during 2003. Fuel Tech paid off the entirety of its outstanding debt balance in the second quarter of 2003.

Other expense was $83,000 for the year ended December 31, 2004 versus other income of $144,000 for the year ended December 31, 2003. The decline is principally due to recording an impairment loss for certain patent assets in the amount of $113,000 in 2004. Additionally, Fuel Tech had lower interest income in 2004 resulting from a lower average outstanding cash balance in 2004 versus 2003.

Fuel Tech's income tax benefit of $1,406,000 for 2004 predominantly represents the recording of a $1,500,000 reduction in the deferred tax asset valuation allowance representing the anticipated utilization of net operating loss carryforwards in subsequent years. Based on a review of both historical and projected taxable income Fuel Tech concluded that it was more likely than not that some portion of the net operating losses would be utilized in subsequent years and that a reduction in the deferred tax valuation allowance was required. The $94,000 in tax expense that offsets this amount primarily represents state income tax expense. Fuel Tech did not record a financial impact from income taxes in 2003.

LIQUIDITY AND SOURCES OF CAPITAL

At December 31, 2005, Fuel Tech had cash and cash equivalents and short-term investments of $16,375,000 and working capital of $19,590,000 versus $6,531,000 and $11,292,000 at the end of 2004, respectively. Operating activities provided $11,531,000 of cash in 2005 primarily due to Fuel Tech's operating profit plus depreciation and amortization. Investing activities used cash of $6,292,000 during the year. Of this amount, $3,500,000 was an increase in short-term investments. The remaining $2,792,000 was used in the purchase of equipment and patents, primarily related to the fuel treatment chemical business. Lastly, Fuel Tech generated cash from the exercise of stock options in the amount of $1,230,000.

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

At December 31, 2005, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $2,704,000 in connection with contracts in process. FTI is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2005, there were no cash borrowings under the revolving credit facility and approximately $12,296,000 was available.

There were no interest payments for the years ended December 31, 2005 or 2004. Interest payments of $39,000 were made during the year ended December 31, 2003.

In the opinion of management, Fuel Tech's expected near-term revenue growth will be driven by the timing of penetration of the coal-fired utility marketplace via utilization of its TIFI technology, by various entities' implementation of the NOx reduction requirements of the CAAA domestically, and by the expansion of both business segments in non-U.S. geographies. Fuel Tech expects its liquidity requirements to be met by the operating results generated from these activities.

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

     ----------------------------------------------------------------------------------------------------------------------------
                                       PAYMENTS DUE BY PERIOD IN THOUSANDS OF U.S. DOLLARS
     ----------------------------------------------------------------------------------------------------------------------------
     CONTRACTUAL CASH                 TOTAL           LESS THAN 1         2-3 YEARS           4-5 YEARS          THEREAFTER
     OBLIGATIONS                                          YEAR
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
     Operating Leases                $ 1,787             $ 504              $ 907               $ 370               $ 6
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

     ----------------------------------------------------------------------------------------------------------------------------
                                RENTAL PAYMENTS DUE TO FTI BY PERIOD IN THOUSANDS OF U.S. DOLLARS
     ----------------------------------------------------------------------------------------------------------------------------
     CONTRACTUAL CASH                 TOTAL           LESS THAN 1         2-3 YEARS           4-5 YEARS          THEREAFTER
     OBLIGATIONS                                          YEAR
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
     Sublease                         $ 394               $ 96              $ 193               $ 105               $ -
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------

Fuel Tech, in the normal course of business, uses bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

-        in support of the warranty period defined in the contract, or
- in support of the system performance criteria that are defined in the contract

In addition, Fuel Tech uses letters of credit as security for other obligations as needed in the normal course of business. As of December 31, 2005, Fuel Tech has outstanding bank performance guarantees and letters of credit as noted in the table below:

     ----------------------------------------------------------------------------------------------------------------------------
                                   COMMITMENT EXPIRATION BY PERIOD IN THOUSANDS OF U.S. DOLLARS
     ----------------------------------------------------------------------------------------------------------------------------
     COMMERCIAL COMMITMENTS           TOTAL           LESS THAN 1         2-3 YEARS           4-5 YEARS          THEREAFTER
                                                         YEAR
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
     ---------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
     Standby letters of
     credit and bank
     guarantees                      $ 2,704            $ 2,150             $ 554                $ -                $ -
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

Fuel Tech is also exposed to changes in interest rates primarily due to its long-term debt arrangement (refer to Note 7 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Fuel Tech's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, Fuel Tech's management carried out an evaluation, with the participation of Fuel Tech's Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report").

Fuel Tech's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that Fuel Tech maintained effective internal control over financial reporting as of December 31, 2005, based on criteria in "Internal Control--Integrated Framework" issued by the COSO.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF FUEL-TECH N.V.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Fuel-Tech N.V. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fuel-Tech N.V.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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


In our opinion, management's assessment that Fuel-Tech N.V. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fuel-Tech N.V. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.


We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fuel-Tech N.V. as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Fuel-Tech N.V. and our report dated March 8, 2006 expressed an unqualified opinion thereon.


                                                           /s/ Ernst & Young LLP

Chicago, Illinois
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Fuel-Tech N.V.

We have audited the accompanying consolidated balance sheets of Fuel-Tech N.V. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuel-Tech N.V. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fuel-Tech N.V.'s internal control over financial reporting as of December 31, 2005, based on criteria established in internal control-integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

                                                           /s/ Ernst & Young LLP

Chicago, Illinois
March 8, 2006

                                 FUEL-TECH N.V.
                           CONSOLIDATED BALANCE SHEETS

                (in thousands of U.S. dollars, except share data)

                                                                            2005             2004
                                                               ------------------------------------
DECEMBER 31

ASSETS
Current assets:
   Cash and cash equivalents                                              $10,375           $4,031
   Short-term investments                                                   6,000            2,500
   Accounts receivable, net of allowances for doubtful
    accounts of $150 and $74, respectively                                 12,184            7,358
   Inventories                                                                358              311
   Deferred income taxes                                                    3,043              500
   Prepaid expenses and other current assets                                1,072              960
                                                               ------------------------------------
Total current assets                                                       33,032           15,660

Equipment, net of accumulated depreciation of $7,900 and
    $7,209, respectively                                                    4,045            2,863
Goodwill                                                                    2,119            2,119
Other intangible assets, net of accumulated amortization of
    $1,087 and $968, respectively                                           1,224            1,342
Deferred income taxes                                                       1,579            1,144
Other assets                                                                1,027              700
                                                               ------------------------------------
Total assets                                                              $43,026          $23,828
                                                               ====================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $6,493           $2,705
   Accrued liabilities:
     Employee compensation                                                  2,005              706
     Other accrued liabilities                                              4,944              957
                                                               ------------------------------------
Total current liabilities                                                  13,442            4,368

Other liabilities                                                             448              505
                                                               ------------------------------------
Total liabilities                                                          13,890            4,873

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares
authorized, 20,424,133 and 19,529,952 shares issued,
respectively                                                                  204              195
Additional paid-in capital                                                 91,559           88,600
Accumulated deficit                                                      (62,870)         (70,458)
Accumulated other comprehensive (loss) income                                (39)               86
Nil coupon perpetual loan notes                                               282              532
                                                               ------------------------------------
Total shareholders' equity                                                 29,136           18,955
                                                               ------------------------------------
Total liabilities and shareholders' equity                                $43,026          $23,828
                                                               ====================================


 See notes to consolidated financial statements.

                                 FUEL-TECH N.V.
                        CONSOLIDATED STATEMENTS OF INCOME

                (in thousands of U.S. dollars, except share data)

                                                                                2005          2004           2003
                                                                            ------------- -------------- -------------
                  FOR THE YEARS ENDED DECEMBER 31


                  NET SALES                                                     $52,928        $30,832       $35,736

                  COSTS AND EXPENSES:
                      Cost of sales                                              27,118         16,566        21,789
                      Selling, general and administrative                        17,414         12,775        11,659
                      Research and development                                    1,211          1,242         1,287
                                                                            ------------- -------------- -------------
                                                                                 45,743         30,583        34,735
                                                                            ------------- -------------- -------------
                  OPERATING INCOME                                                7,185            249         1,001

                  Interest expense                                                    -              -           (25)
                  Other (expense) income, net                                       (16)           (83)          144
                                                                            ------------- -------------- -------------
                  INCOME BEFORE TAXES                                             7,169            166         1,120
                  Income tax benefit                                                419          1,406             -
                                                                            ------------- -------------- -------------
                  NET INCOME                                                    $ 7,588        $ 1,572       $ 1,120
                                                                            ============= ============== =============

                  NET INCOME PER COMMON SHARE
                       Basic                                                    $  0.38        $  0.08       $  0.06
                       Diluted                                                  $  0.33        $  0.07       $  0.05

                  AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                       Basic                                                 20,043,000     19,517,000    19,637,000
                       Diluted                                               23,066,000     22,155,000    22,412,000


See notes to consolidated financial statements.

                                 FUEL-TECH N.V.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (in thousands)

                                                                             Accumulated
                                                  Additional                   Other         Treasury Stock    Nil Coupon
                               Common   Stock       Paid-in   Accumulated  Comprehensive     --------------     Perpetual
                               Shares   Amount     Capital      Deficit     Income (Loss)    Shares  Amount    Loan Notes   Total
                               ------   ------    ----------  -----------  --------------    ------  ------    ----------  ---------



BALANCE AT JANUARY 1, 2003     19,614   $196      $90,315     $(73,150)        $ 10           110    $(1,098)     $ 532     $16,805
                             -------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                    1,120                                                        1,120
   Foreign currency
   translation adjustments                                                       38                                              38
                                                                                                                           ---------
Comprehensive income                                                                                                          1,158
Exercise of stock options
and warrants                      282      3          320                                                                       323
Purchase of shares for
retirement                       (274)    (3)        (937)                                                                     (940)
Other                                                                                           8        (35)                   (35)
                             -------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31,        19,622    196       89,698      (72,030)          48           118     (1,133)       532      17,311
2003
                             -------------------------------------------------------------------------------------------------------

Comprehensive income:
   Net income                                                    1,572                                                        1,572
   Foreign currency
   translation adjustments                                                       38                                              38
                                                                                                                           ---------
Comprehensive income                                                                                                          1,610
Exercise of stock options
and warrants                       26                  34                                                                        34
Share retirement                (118)     (1)      (1,132)                                   (118)     1,133                      -
                             -------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31,        19,530    195       88,600      (70,458)          86            -           -        532      18,955
2004
                             -------------------------------------------------------------------------------------------------------

Comprehensive income:
   Net income                                                    7,588                                                        7,588
   Foreign currency
   translation
   adjustments                                                                 (125)                                           (125)
                                                                                                                           ---------
Comprehensive income                                                                                                          7,463
Exercise of stock options
and warrants                      856      9        1,221                                                                     1,230
Conversion of nil coupon
perpetual loan notes into
Common Shares                      38                 250                                                           (250)         -
Tax benefit from stock
compensation expense                                1,488                                                                     1,488
                             -------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31,        20,424   $204      $91,559     $(62,870)        $(39)           -       $   -        $282    $29,136
2005
                             =======================================================================================================


 See notes to consolidated financial statements.

                                 FUEL-TECH N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands of U.S. dollars)

                                                                2005           2004           2003
                                                            --------------------------------------------
FOR THE YEARS ENDED DECEMBER 31

OPERATING ACTIVITIES
Net income                                                        $7,588         $1,572        $1,120
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation                                                   1,566          1,225         1,047
    Amortization                                                     127            137            65
    Provision for doubtful accounts                                   26             92           425
    Loss on equipment disposals/impaired assets                       32            109            32
    Deferred income tax                                           (2,978)        (1,520)          (36)
    Tax benefit from stock compensation expense                    1,488              -             -
   Changes in operating assets and liabilities:
    Accounts receivable                                           (4,852)        (1,355)        2,329
    Inventories                                                      (47)             -           108
    Prepaid expenses, other current assets
      and other noncurrent assets                                   (439)          (197)         (454)
    Accounts payable                                               3,788            461        (2,821)
    Accrued liabilities and other
      noncurrent liabilities                                       5,229            125          (156)
    Other                                                              3             65             -
                                                            --------------------------------------------
Net cash provided by operating activities                         11,531            714         1,659

INVESTING ACTIVITIES
     Proceeds from sale of equipment                                   -             13             -
     Acquisition of fuel additive business                             -              -        (1,348)
     Purchases and sales of short-term investments                (3,500)             -         2,900
     Purchases of equipment and patents                           (2,792)        (2,080)       (1,024)
                                                            --------------------------------------------
Net cash (used in) provided by investing activities               (6,292)        (2,067)          528

FINANCING ACTIVITIES
     Proceeds from exercise of stock options and warrants          1,230             34           323
     Purchase of treasury shares                                       -              -           (35)
     Purchase of shares to be retired                                  -              -          (940)
     Repayment of borrowings                                           -              -        (1,800)
                                                            --------------------------------------------
Net cash provided by (used in) financing activities                1,230             34        (2,452)

Effect of exchange rate fluctuations on cash                       (125)             38            38
                                                            --------------------------------------------
Net increase (decrease) in cash and cash equivalents               6,344         (1,281)         (227)
Cash and cash equivalents at beginning of year                     4,031          5,312         5,539
                                                            --------------------------------------------
Cash and cash equivalents at end of year                        $ 10,375        $ 4,031        $5,312
                                                            ============================================


 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Fuel-Tech N.V. ("Fuel Tech") is a holding company that provides advanced engineering solutions for the optimization of combustion systems in utility and industrial applications. Fuel Tech's primary focus, through its wholly owned subsidiary, Fuel Tech, Inc. ("FTI"), is on the worldwide marketing and sale of its NOxOUT(R) Process and related technologies as well as its FUEL CHEM(R) fuel treatment chemical product line. The NOxOUT Process reduces nitrogen oxide ("NOx") emissions from boilers, furnaces and other stationary combustion sources. FTI's FUEL CHEM program is based on proprietary TIFI(TM) Targeted In-Furnace Injection(TM) technology in the unique application of specialty chemicals to improve the performance of combustion units. Fuel Tech's business is materially dependent on the continued existence and enforcement of air quality regulations, particularly in the United States. Fuel Tech has expended significant resources in the research and development of new technologies in building its proprietary portfolio of air pollution control, fuel treatment chemicals, computer modeling and advanced visualization technologies.

International revenues were $11.2 million, $4.7 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts represented 21%, 15% and 13% of Fuel Tech's total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages.

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

CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

Fuel Tech includes cash and investments having a maturity of three months or less at the time of acquisition in cash and cash equivalents. Short-term investments consist of highly-liquid, available-for-sale, municipal variable rate demand notes, which are recorded at cost, and may be redeemed at par upon twenty-eight days notice. The cost of these securities closely approximates their fair market value due to their variable interest rates, which typically reset every twenty-eight days. All securities held had maturities of greater than 10 years. Fuel Tech has never incurred realized or unrealized holding gains or losses on these securities. Income resulting from short-term investments is recorded as interest income. Fuel Tech reclassified short-term investments from 2004 and 2003 to conform to the current year presentation.

At December 31, 2005, substantially all of Fuel Tech's cash, cash equivalents and short-term investments are on deposit with two financial institutions.

FOREIGN CURRENCY RISK MANAGEMENT

Fuel Tech's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Fuel Tech does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

ACCOUNTS RECEIVABLE

Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on contracts under the percentage of completion method. At December 31, 2005 and 2004, unbilled receivables were approximately $1,229,000 and $93,000, respectively. The allowance for doubtful accounts is established based on Fuel Tech's historical level of write-off activity and management's review of specific accounts at each reporting date.

GOODWILL AND OTHER INTANGIBLES


Effective January 1, 2002, Fuel Tech adopted Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets." Under the guidance of this statement, goodwill and indefinite-lived intangible assets are no longer amortized, but rather, are required to be reviewed annually or more frequently if indicators arise for impairment. The evaluation of impairment involves comparing the current fair value of the business to the recorded value. Fuel Tech uses a discounted cash flow model (DCF) to determine the current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.


Fuel Tech allocates goodwill to reporting units based on the relative excess of fair value over carrying value of the reporting units. Fair value is determined as noted above. The ratio of each reporting unit's excess of fair value over carrying value, to the total excess of fair value over carrying value, is used as the basis for the allocation of the goodwill balance. Fuel Tech's annual fair value measurement test revealed no evidence of impairment.


On September 30, 2003, FTI, acquired the fuel additive business of Martin Marietta Magnesia Specialties, LLC (MMMS). The aggregate purchase price was $1,348,000, paid in cash. The following table summarizes the estimated fair values of the assets acquired.

-------------------------------------------- ------------------
Equipment                                             $ 50,000
--------------------------------------------- -----------------
Customer list                                        1,198,000
-------------------------------------------- ------------------
Covenant not to compete                                100,000
-------------------------------------------- ------------------
Total                                               $1,348,000
-------------------------------------------- ==================

The amount of $1,298,000, representing the value of the customer list and the covenant not to compete, was recorded in other intangible assets on the consolidated balance sheet. The customer list is being amortized over a period of 15 years while the covenant not to compete is being amortized over six years. The estimated amortization expense related to these intangible assets is expected to approximate $100,000 per year for the four-year period ending December 31, 2009, and then $80,000 in 2010.

Included with other intangible assets on the consolidated balance sheet are third-party costs related to the development of patents. As of December 31, 2005 and 2004, the net patent asset balance was $144,000 and $165,000, respectively. The third-party costs capitalized during the years ended December 31, 2005 and 2004 were $38,000 and $47,000, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.

Fuel Tech's intellectual property has been the primary building block for the Air Pollution Control and Fuel treatment chemical product lines. The patents are essential to the generation of revenue for Fuel Tech's businesses and are essential to protect Fuel Tech from competition in the markets in which it serves. These costs are being amortized on the straight-line method over a period of 10 years from the date of patent issuance. Patent maintenance fees are charged to operations as incurred. Further, the estimated amortization expense related to Fuel Tech's intangible patent assets is expected to approximate $20,000 per year for the five-year period ending December 31, 2010.

Fuel Tech reviews other intangible assets, which include a customer list, a covenant not to compete and patent assets, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. The impact of impairment losses on Fuel Tech was $30,000 and $113,000 for the years ended December 31, 2005 and 2004, respectively, and such amounts are recorded in the "Other income, net," line item in the Consolidated Statements of Income.

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


DISTRIBUTION COSTS

Fuel Tech classifies shipping and handling costs in cost of sales in the consolidated statement of income.

INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


At each reporting period, for financial statement purposes, Fuel Tech reviews the valuation allowance that has historically been recorded to offset the tax benefit of deductible temporary differences and net operating loss and tax credit carryforwards. Fuel Tech considers the following when reviewing the requirement for a valuation allowance: taxable temporary differences that generate taxable income in the future; the ability to carryback the net operating losses or credits; projections of future taxable income; and tax planning strategies that can be readily implemented. Fuel Tech is a company whose revenues are generated from a customer base that is heavily regulated. This fact lends some uncertainty to the ability of the Company to project forward-looking income with precision.


STOCK-BASED COMPENSATION

Fuel Tech accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees (APB No.25)." Under Fuel Tech's current plans, options may be granted at not less than the fair market value on the date of grant, and therefore, no compensation expense is recognized for the stock options granted.

If compensation expense for Fuel Tech's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payment," Fuel Tech's net income and income per share would have been adjusted as follows for the years ended December 31:

                -------------------------------------- --------------- ---------- ----------- ----------
                (in thousands, except share data)                        2005        2004       2003
                -------------------------------------- --------------- ---------- ----------- ----------
                -------------------------------------- --------------- ---------- ----------- ----------
                Net income:
                -------------------------------------- --------------- ---------- ----------- ----------
                                                       As reported       $ 7,588     $ 1,572     $1,120
                -------------------------------------- --------------- ---------- ----------- ----------
                                                       As adjusted         6,636         807        363
                -------------------------------------- --------------- ---------- ----------- ----------
                Basic and diluted income per share:
                -------------------------------------- --------------- ---------- ----------- ----------
                                                       Basic - as         $ 0.38      $ 0.08     $ 0.06
                                                       reported
                -------------------------------------- --------------- ---------- ----------- ----------
                                                       Basic - as         $ 0.33      $ 0.04     $ 0.02
                                                       adjusted
                -------------------------------------- --------------- ---------- ----------- ----------

                -------------------------------------- --------------- ---------- ----------- ----------
                                                       Diluted - as       $ 0.33      $ 0.07     $ 0.05
                                                       reported
                -------------------------------------- --------------- ---------- ----------- ----------
                                                       Diluted - as       $ 0.29      $ 0.04     $ 0.02
                                                       adjusted
                -------------------------------------- --------------- ---------- ----------- ----------

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

In December 2004, the Securities and Exchange Commission issued SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, and requires Fuel Tech to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. That cost recognized at the grant date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). The provisions of SFAS No. 123R are effective as of the first interim period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would permit companies to delay implementation of SFAS No. 123R. Fuel Tech will implement the revised standard on January 1, 2006 and will begin expensing stock options in the first quarter of 2006 using the modified prospective transition method. The modified prospective method requires that compensation expense be recorded for both new awards and awards previously granted but not fully vested as of the adoption date. Fuel Tech anticipates that it will continue to use the Black-Scholes option-pricing model to determine the fair value of options granted to employees. Fuel Tech expects the adoption of SFAS 123R will have a material impact on the consolidated statements of income and earnings per share. Fuel Tech has no reason to believe that the amounts reported as a result of the adoptions will be materially different from our currently disclosed pro forma amounts.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

Basic earnings per share exclude the dilutive effects of stock options and of the nil coupon non-redeemable convertible unsecured loan notes (see Note 4). Diluted earnings per share include the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes and of stock options and warrants. The following table sets forth the weighted-average shares used at December 31 in calculating earnings per share (in thousands):

    ------------------------------------ ----------- ------------ -----------
                                           2005        2004          2003
    ------------------------------------ ----------- ------------ -----------
    Basic weighted-average shares          20,043       19,517        19,637
    ------------------------------------ ----------- ------------ -----------
    Conversion of unsecured loan notes         59           85            85
    ------------------------------------ ----------- ------------ -----------
    Unexercised options and warrants        2,964        2,553         2,690
    ------------------------------------ ----------- ------------ -----------
    Diluted weighted-average shares        23,066       22,155        22,412
    ------------------------------------ =========== ============ ===========

2. TAXATION

The components of income (loss) before taxes for the years ended December 31 are as follows (in thousands):

          --------------------------------------- --------- --------- ---------
          ORIGIN OF INCOME (LOSS) BEFORE TAXES       2005      2004      2003
          --------------------------------------- --------- --------- ---------
          United States                            $7,823    $1,218    $2,210
          --------------------------------------- --------- --------- ---------
          Foreign                                    (654)   (1,052)   (1,090)
          --------------------------------------- --------- --------- ---------
          Income before taxes                      $7,169    $  166    $1,120
          --------------------------------------- ========= ========= =========

Significant components of the income tax benefit for the years ended December 31 are as follows (in thousands):

                                                     2005      2004      2003
                                                 --------- --------- ---------
          Current:
               Federal                           $    582  $     20  $     36
               State                                  455        94         -
               Other                                   34         -         -
                                                 --------- --------- ---------
               Total current                        1,071       114        36
          Deferred:
               Federal                              2,179     1,512     5,072
               State                                  630       204       725
               Change in valuation allowance       (4,299)   (3,236)   (5,833)
                                                 --------- --------- ---------
               Total deferred                      (1,490)   (1,520)      (36)
                                                 --------- --------- ---------
          Income tax benefit                     $   (419)  $(1,406)  $     -
                                                 ========= ========= =========

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax benefit in the consolidated statements of income for the years ended December 31 is as follows (in thousands):

------------------------------------------- -------- --------- ------
                                                2005      2004   2003
------------------------------------------- -------- --------- ------
Provision  at the U.S. federal statutory
rate                                         $ 2,509  $     58 $  392
------------------------------------------- -------- --------- ------
State taxes, net of federal benefit              303        94      -
------------------------------------------- -------- --------- ------
Foreign losses without tax benefit               263       368    382
------------------------------------------- -------- --------- ------
Other                                            805         -      -
------------------------------------------- -------- --------- ------
Valuation allowance adjustment                (4,299)   (1,926)  (774)
------------------------------------------- -------- --------- ------
Income tax benefit                           $  (419)  $(1,406) $   -
------------------------------------------- ======== ========= ======

The deferred tax assets and liabilities at December 31 are as follows:


                                                          2005          2004
                                                    ------------- -------------
 Deferred tax assets:
      Net operating loss carryforwards                 2,268,000     5,140,000
      Research and development credit                  1,663,000       813,000
      Accrued liability for compensation                 344,000             -
      Alternative minimum tax credit                     261,000       144,000
      Equipment                                          159,000             -
      Warranty reserve                                    94,000        55,000
      Accounts receivable                                 57,000        30,000
      Deferred rent liability                             42,000             -
      Vacation accrual                                    28,000             -
      Charitable contribution                              8,000             -

                                                    ------------- -------------
   Total deferred tax assets                           4,924,000     6,182,000
   Valuation allowances for deferred tax assets         (45,000)   (4,344,000)
                                                    ------------- -------------
   Deferred tax assets net of valuation allowances     4,879,000     1,838,000

 Deferred tax liabilities:
      Patents                                         $ (54,000)    $ (66,000)
      Goodwill                                         (203,000)     (128,000)
                                                    ------------- -------------
   Total deferred tax liabilities                      (257,000)     (194,000)
                                                    ------------- -------------
 Net deferred tax asset                              $4,622,000    $1,644,000
                                                    ============= =============

Fuel Tech's income tax benefit of $419,000 for 2005 predominantly represents the recording of the reduction in the deferred tax asset valuation allowance representing the anticipated utilization of net operating loss and research and development tax credit carryforwards. Based on a review of both historical and projected taxable income, Fuel Tech concluded that it was more likely than not that the net operating losses and the research and development tax credits would be utiized in subsequent periods and the valuation allowance was no longer required.

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

The $4,299,000 reduction in the valuation allowance from December 31, 2004 to December 31, 2005 is primarily due to the anticipated utilization of net operating loss and research and development tax credit carryforwards. The remaining valuation allowance at December 31, 2005 represents research and development tax credit carryforwards at the state level that more likely than not will not be utilized in subsequent periods.

State and Federal Tax payments during the years ended December 31, 2005, 2004 and 2003 were $326,000, $76,000, and $142,000, respectively.

The management of Fuel Tech periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Tax accruals for tax liabilities related to potential changes in judgements and estimates for both federal and state tax issues are included in current liabilities on the consolidated balance sheet.

At December 31, 2005, FTI had tax losses available for offset against future years' earnings of $6,479,000 in the United States. In 2004, approximately $3.7 million in tax losses expired while $.9 million were utilized. Under the provisions of the U.S. Tax Reform Act of 1986, utilization of Fuel Tech's U.S. federal income tax loss carryforwards may be limited should ownership changes exceed 50% within a three-year period. The remaining U.S. federal tax loss carryforwards expire as follows (in thousands):

                            2006                     $1,104
                            2007                      2,325
                            2008                      1,480
                            2009                        220
                            2010                        309
                            2011                        884
                            2012                         40
                            2021                        117
                                          ------------------
                                                     $6,479
                                          ==================

3. COMMON SHARES

At December 31, 2005, Fuel Tech had 20,424,133 Common Shares issued, with an additional 46,326 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 4) and 2,799,000 shares reserved for issuance upon the exercise of stock options, 1,687,375 of which are currently exercisable (see Note 5).

4. NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

At December 31, 2005, 2004 and 2003, Fuel Tech had $282,000, $532,000 and
$532,000 principal amount of nil coupon non-redeemable convertible unsecured perpetual loan notes (the "Loan Notes") outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 or $11.43 per share. The Loan Notes bear no interest and have no maturity date. They are generally repayable only in the event of Fuel Tech's dissolution and, accordingly, have been classified within shareholders' equity in the accompanying balance sheet.

In 2005, Loan Notes in the principal amount of $250,000 were converted into 38,461 Common Shares. There were no conversions in 2004 or 2003.

5. STOCK OPTIONS AND WARRANTS

Fuel Tech has granted stock options under the 1993 Incentive Plan ("1993 Plan"). Under the 1993 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be such of Fuel Tech's directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech's business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the 1993 Plan is 12.5% of outstanding shares calculated on a fully-diluted basis. In 2005, 2004 and 2003, 557,000, 408,000 and 475,500 options, respectively, were granted to employees and directors. These awards have a 10-year life and they vest as follows: 50% after the second anniversary of the award date, 25% after the third anniversary, and the final 25% after the fourth anniversary of the award date. Fuel Tech calculates stock compensation expense on a straight-line basis over the four-year vesting period of the option.

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

The fair value of each option grant, for "As adjusted" disclosure purposes in
Note 1, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 2005        2004       2003
                                             ---------- ----------- ----------
              Expected dividend yield            0.00%       0.00%      0.00%
              Risk-free interest rate            4.38%       3.60%      2.80%
              Expected volatility                48.0%       62.3%      59.1%
              Expected life of option          4 years     4 years    4 years


The following table presents a summary of Fuel Tech's stock option activity and related information for the years ended December 31:

                                                 2005                             2004                          2003
                                    ---------------------------------------------------------------------------------------------
                                        NUMBER         WEIGHTED-           NUMBER        WEIGHTED-         NUMBER      WEIGHTED-
                                          OF            AVERAGE              OF           AVERAGE            OF         AVERAGE
                                        OPTIONS     EXERCISE PRICE        OPTIONS      EXERCISE PRICE     OPTIONS       EXERCISE
                                                                                                                         PRICE
                                    ---------------------------------------------------------------------------------------------

                                    ---------------------------------------------------------------------------------------------
OUTSTANDING AT BEGINNING OF YEAR         2,810,000         $  3.24       2,447,050          $  3.00      2,207,000      $  2.71
GRANTED                                    557,000            7.84         408,000             4.67        475,500         3.93
EXERCISED                                 (529,250)           2.32         (19,425)            1.74       (207,950)        2.16
EXPIRED OR FORFEITED                       (38,750)           5.97         (25,625)            4.82        (27,500)        3.99
                                   ---------------------------------------------------------------------------------------------
OUTSTANDING AT END OF YEAR               2,799,000         $  4.29       2,810,000          $  3.24      2,447,050      $  3.00
                                   ---------------------------------------------------------------------------------------------

EXERCISABLE AT END OF YEAR               1,687,375         $  2.87       1,806,125          $  2.65      1,436,050      $  2.28
WEIGHTED-AVERAGE FAIR VALUE OF
OPTIONS GRANTED DURING THE YEAR                            $  3.35                          $  2.31                     $  1.89


The following table summarizes information about stock options outstanding at December 31, 2005:

                                      OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
         -----------------------------------------------------------------------------------------------------------------------
                                                        WEIGHTED-
                                                        AVERAGE               WEIGHTED-                            WEIGHTED-
             RANGE OF            NUMBER OF             REMAINING              AVERAGE           NUMBER OF           AVERAGE
          EXERCISE PRICES         OPTIONS            CONTRACTUAL LIFE      EXERCISE PRICE       OPTIONS         EXERCISE PRICE
         -----------------------------------------------------------------------------------------------------------------------
          $1.47 - $4.20            1,497,000           4.92 years             $   2.50           1,314,250             $   2.31
          $4.39 - $8.46            1,302,000           8.57 years             $   6.35             373,125             $   4.81
                               --------------                                                --------------
          $1.47 - $8.46            2,799,000           6.62 years             $   4.29           1,687,375             $   2.87
         -----------------------------------------------------------------------------------------------------------------------

In addition to the above, Fuel Tech has 2,107,000 warrants outstanding to purchase Common Shares at an exercise price of $1.75. The warrants expire on April 30, 2008.

6. COMMITMENTS

OPERATING LEASES

Fuel Tech leases office space, autos and certain equipment under agreements expiring on various dates through 2011. Future minimum lease payments under noncancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2005 are as follows (in thousands):

            --------------------------------- ------------------------
                  YEAR OF PAYMENT AMOUNT
            --------------------------------- ------------------------
                          2006                         $504
            --------------------------------- ------------------------
                          2007                          463
            --------------------------------- ------------------------
                          2008                          444
            --------------------------------- ------------------------
                          2009                          337
            --------------------------------- ------------------------
                          2010                          33
            --------------------------------- ------------------------
                       Thereafter                        6
            --------------------------------- ------------------------

For the years ended December 31, 2005, 2004 and 2003, rent expense approximated $778,000, $640,000 and $618,000, respectively.

Fuel Tech has a sublease agreement that obligates the lessee to make future payments. The sublease obligations noted below are related to a sublease agreement between FTI and American Bailey Corporation (ABC). ABC will reimburse FTI for its share of lease and lease-related expenses under FTI's January 29, 2004 lease of its executive offices in Stamford, Connecticut. Please refer to
Note 8 to the consolidated financial statements for a discussion of the relation between FTI and ABC. The future minimum lease payments under this noncancellable sublease as of December 31, 2005 are as follows (in thousands):

              --------------------------------- ------------------------
                   YEAR OF PAYMENT AMOUNT
              --------------------------------- ------------------------
                            2006                         $96
              --------------------------------- ------------------------
                            2007                          97
              --------------------------------- ------------------------
                            2008                          96
              --------------------------------- ------------------------
                            2009                          97
              --------------------------------- ------------------------
                            2010                           8
              --------------------------------- ------------------------
                         Thereafter                        -
              --------------------------------- ------------------------


The terms of the two primary lease arrangements are as follows:


         - The Batavia, Illinois building lease term runs from June 1, 1999 to May 31, 2009. Fuel Tech has the option to extend the lease term for two successive terms of five years each at market rates to be agreed upon between Fuel Tech and the lessor.


         - The current Stamford, Connecticut building lease term runs from February 1, 2004 to January 31, 2010. Fuel Tech has the option to extend the lease term for one successive term of five years at a market rate to be agreed upon between Fuel Tech and the lessor. Fuel Tech was provided with a 10 month "free rent" period under this lease, and the total minimum lease payments are being amortized over the lease term. The deferred rent liability is $177,000 at December 31, 2005, of which $20,000 and $157,000 are recorded in current "Other accrued liabilities" and long-term "Other liabilities," respectively, on the consolidated balance sheet. Under the sublease noted above, ABC was also provided with a 10-month "free rent" period, and the total minimum lease rentals are also being amortized over the lease term. The deferred rent receivable is $67,000 at December 31, 2005, of which $8,000 and $59,000 are recorded in current "Prepaid expenses and other current assets" and long-term "Other assets", respectively, on the consolidated balance sheet.


None of Fuel Tech's lease arrangements are adjusted based on an index feature.


PERFORMANCE GUARANTEES

The majority of Fuel Tech's long-term equipment construction contracts contain language guaranteeing that the performance of the system that is being sold to the customer will meet specific criteria. On occasion, bank performance guarantees and letters of credit are issued to the customer in support of the construction contracts as follows:

-        in support of the warranty period defined in the contract, or
- in support of the system performance criteria that are defined in the contract

As of December 31, 2005, Fuel Tech has outstanding bank performance guarantees and letters of credit in the amount of $2,604,000 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. Management of Fuel Tech believes that these projects will be successfully completed and that there will not be a materially adverse impact on Fuel Tech's operations from these bank performance guarantees and letters of credit.

7. DEBT FINANCING

FTI had a $10.0 million revolving credit facility expiring July 31, 2004, which was collateralized by all personal property owned by FTI. Effective June 30, 2004, FTI amended the facility to increase the line to $15.0 million, and extend the expiration date until July 31, 2006. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest based on the following:

-         The Bank Prime Rate reduced by a range of zero to 50 basis points, or
- The Bank Interbank Offering Rate increased by a range of 200 to 250 basis points

The Company can choose which rate to apply to borrowings.

At December 31, 2005, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $2,704,000 in connection with contracts in process. This amount includes the $2,604,000 in bank performance guarantees and letters of credit as referred to in Note 6 to the consolidated financial statements. FTI is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2005 and 2004, there were no cash borrowings under the revolving credit facility and approximately $12,296,000 was available.

There were no required interest payments in 2005 or 2004, and interest payments were $39,000 for the year ended December 31, 2003.

8. RELATED PARTY TRANSACTIONS

As of December 31, 2005, Fuel Tech has a 7% common stock ownership interest in Clean Diesel Technologies, Inc. (CDT), which is being accounted for using the cost method. Fuel Tech is precluded from selling its interest in CDT except pursuant to a registration statement, or in a broker/dealer transaction within the limitations of Rule 144 of the Securities and Exchange Commission (SEC), or in an exempt private placement within the limitations of Rule 144 of the SEC. Fuel Tech's investment in CDT, whose shares are publicly traded on the OTC Bulletin Board and the Alternative Investment Market of the London Stock Exchange, had a market value of $1.8 million at December 31, 2005, which is not reflected on Fuel Tech's balance sheet. Fuel Tech also owns 25,000 warrants to purchase CDT common stock. The warrants have an exercise price of $2.00 and can be exercised on or before November 14, 2010. The value assigned to the warrants on the consolidated balance sheet at December 31, 2005 and 2004 is not significant.

On August 3, 1995, Fuel Tech signed a Management and Services Agreement with CDT. According to the agreement, CDT is to reimburse Fuel Tech for management, services and administrative expenses incurred by Fuel Tech on behalf of CDT. Additionally, Fuel Tech charges CDT an additional 3% of such costs annually. For the years ended December 31, 2005, 2004 and 2003, $71,000, $70,000 and $69,000,
respectively, was charged to CDT as a management fee.

Pursuant to an assignment agreement of certain technology to CDT, Fuel Tech is due royalties from CDT of 2.5% of CDT's annual revenue from sales of CDT's Platinum Fuel Catalyst, commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $12 million commencing in 1998 and declining annually to $1,090,910 in 2008. CDT as assignee and owner will maintain the technology at its own expense. To date, Fuel Tech has received approximately $21,000 in royalties. Fuel Tech intends to record royalties from CDT on a cash basis.

On April 30, 1998, FTI entered into an agreement with ABC for it to provide certain management and consulting services to FTI. Persons now or formerly associated with ABC currently own 24% of Fuel Tech's Common Shares and warrants to purchase an additional 2.1 million shares, which expire on April 30, 2008. No fees were to be payable under the agreement for the first 24 months. This agreement was amended in 1999 to extend its term to April 30, 2002, and provide for the payment of a management fee of $10,417 per month commencing September 1, 1999, through May 1, 2000, and $20,833 per month until the termination of the agreement. The agreement was further amended effective May 1, 2002 to increase the management fee to $29,167 per month until the termination of the agreement as of April 30, 2004. Effective January 1, 2004, this agreement was terminated.

As of January 1, 2004, two former employees of ABC who were Directors of Fuel Tech became employees of FTI. Concurrently, in early 2004, a new agreement was put in place between FTI and ABC. Effective January 1, 2004, a compensation agreement was established whereby ABC will reimburse FTI for certain services that employees of FTI will provide to ABC. In addition, ABC is a sublessee under FTI's January 29, 2004 lease of its executive offices in Stamford, Connecticut. ABC will reimburse FTI for its share of lease and lease-related expenses under the sublease agreement. Please refer to Note 6 to the consolidated financial statements for a further discussion of this topic. $37,000 is due from ABC at December 31, 2005 related to the compensation and sublease agreements.

9. DEFINED CONTRIBUTION PLAN

Fuel Tech has a retirement savings plan available for all U.S. employees who have met minimum length-of-service requirements. Fuel Tech's contributions are determined based upon amounts contributed by Fuel Tech's employees with additional contributions made at the discretion of Fuel Tech's Board of Directors. Costs related to this plan were $285,000, $300,000 and $341,000 in 2005, 2004 and 2003, respectively.

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

The two segments that comprise the advanced engineering solutions product offerings are as follows:

- The nitrogen oxide reduction technology segment, which includes the NOxOUT, NOxOUT CASCADE, and NOxOUT-SCR processes for the reduction of nitrogen oxide emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources, and

- The fuel treatment chemical segment, which uses chemical processes for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel or via a TIFI Targeted In-Furnace Injection program.

The visualization software segment was discontinued in the first quarter of 2005 and it does not meet the materiality test for disclosure. This segment is aggregated in "Other" below. In addition, "Other" also includes those profit and loss items not allocated by Fuel Tech to each reportable segment. Lastly, there are no intersegment sales that require elimination.

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


Information about reporting segment net sales and gross margin are provided below:

(in thousands)
For the year ended                       Nitrogen Oxide          Fuel Treatment             Other                 Total
December 31, 2005                          Reduction                Chemical
------------------------------------ ----------------------- ----------------------- -------------------- ----------------------
Net sales from external customers                   $32,650                 $20,272            $       6                $52,928
Cost of sales                                        16,744                  10,096                  278                 27,118
                                     ----------------------- ----------------------- -------------------- ----------------------
Gross margin                                         15,906                  10,176                 (272)                25,810
Selling, general and administrative                       -                       -               17,414                 17,414
Research and development                                  -                       -                1,211                  1,211
                                     ----------------------- ----------------------- -------------------- ----------------------
Operating income (loss)                             $15,906                 $10,176             $(18,897)               $ 7,185
                                     ======================= ======================= ==================== ======================

For the year ended                       Nitrogen Oxide          Fuel Treatment             Other                 Total
December 31, 2004                          Reduction                Chemical
------------------------------------ ----------------------- ----------------------- -------------------- ----------------------
Net sales from external customers                   $14,602                 $16,216            $      14                $30,832
Cost of sales                                         8,458                   7,797                  311                 16,566
                                     ----------------------- ----------------------- -------------------- ----------------------
Gross margin                                          6,144                   8,419                 (297)                14,266
Selling, general and administrative                       -                       -               12,775                 12,775
Research and development                                  -                       -                1,242                  1,242
                                     ----------------------- ----------------------- -------------------- ----------------------
Operating income (loss)                             $ 6,144                 $ 8,419             $(14,314)               $   249
                                     ======================= ======================= ==================== ======================

For the year ended                       Nitrogen Oxide          Fuel Treatment             Other                 Total
December 31, 2003                          Reduction                Chemical
------------------------------------ ----------------------- ----------------------- -------------------- ----------------------
Net sales from external customers                   $25,404                 $10,315            $      17                $35,736
Cost of sales                                        16,886                   4,672                  231                 21,789
                                     ----------------------- ----------------------- -------------------- ----------------------
Gross margin                                          8,518                   5,643                 (214)                13,947
Selling, general and administrative                       -                       -               11,659                 11,659
Research and development                                  -                       -                1,287                  1,287
                                     ----------------------- ----------------------- -------------------- ----------------------
Operating income (loss)                             $ 8,518                 $ 5,643             $(13,160)               $ 1,001
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

   For the years ended December 31 (in thousands)                       2005             2004              2003
                                                                   ----------------------------------------------------
   Net sales:
       United States                                                     $ 41,721         $ 26,093          $ 30,965
       Foreign                                                             11,207            4,739             4,771
                                                                   ---------------------------------------------------
                                                                         $ 52,928         $ 30,832          $ 35,736
                                                                   ====================================================

   December 31                                                          2005             2004              2003
                                                                   ----------------------------------------------------
   Assets:
       United States                                                     $ 39,006         $ 21,641          $ 19,487
       Foreign                                                              4,020            2,187             2,111
                                                                   ----------------------------------------------------
                                                                         $ 43,026         $ 23,828          $ 21,598
                                                                   ====================================================

During 2005, Fuel Tech realized 13.1% of its revenues from one customer. This customer utilized the product line offered by Fuel Tech's Nitrogen Oxide Reduction business segment.

QUARTERLY FINANCIAL DATA

Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2005 and 2004.

FOR THE QUARTERS ENDED:                               March 31          June 30         September 30       December 31
                                                    ---------------------------------------------------------------------

(in thousands, except share data)

2005 (b)
    Net sales                                            $ 12,051         $ 11,780           $ 12,821           $ 16,276
    Cost of sales                                           6,397            6,053              6,467              8,201
    Net income                                                753            3,172              1,048              2,615
    Net income per Common Share:
       Basic                                                $0.04            $0.16              $0.05              $0.13
       Diluted                                              $0.03            $0.14              $0.05              $0.11

2004 (a)
    Net sales                                             $ 6,152          $ 7,352            $ 9,577            $ 7,751
    Cost of sales                                           3,216            4,196              4,813              4,341
    Net (loss) income                                        (531)            (308)             1,001              1,410
    Net (loss) income per Common Share:
       Basic                                               $(0.03)          $(0.02)             $0.05              $0.07
       Diluted                                             $(0.03)          $(0.02)             $0.05              $0.06



(a) Based on a review of both historical and projected taxable income, Fuel Tech concluded that it is more likely than not that some portion of its net operating losses would be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance needed to be recorded. Fuel Tech recorded a reduction in the deferred tax asset valuation allowance of $1,500,000 in the fourth quarter of 2004, representing the anticipated utilization of net operating loss carryforwards in subsequent years.

(b) Based on a review of both historical and projected taxable income, at June 30, 2005 Fuel Tech concluded that it is more likely than not that some portion of its net operating losses would be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance needed to be recorded. Fuel Tech recorded a reduction in the deferred tax asset valuation allowance of $2,200,000 in the second quarter of 2005 representing the anticipated utilization of net operating loss carryforwards in subsequent years.

In the fourth quarter ended December 31, 2005, Fuel Tech recorded a $2,099,000 reduction in the deferred tax asset valuation allowance primarily due to the anticipated utilization of net operating loss and research and development tax credit carryforwards. Based on a review of both historical and projected taxable income at the end of December 31, 2005, Fuel Tech concluded that it was more likely than not that carryforwards would be utilized in subsequent periods and that a reduction in the deferred tax valuation allowance was required.

The total of the basic and diluted net (loss) income amounts per share for the four quarters ending December 31, 2004 does not sum to the amounts presented on the Consolidated Statement of Income for the year ending December 31, 2004.

11. PARENT COMPANY FINANCIAL STATEMENTS


BALANCE SHEETS AT DECEMBER 31 (in thousands)                             2005               2004
                                                                 --------------    ---------------
Assets:

    Receivable and other current assets                                $   116            $   145
    Investments in subsidiaries                                         29,359             18,958
                                                                 --------------    ---------------
Total assets                                                           $29,475            $19,103
                                                                 ==============    ===============

Liabilities and shareholders' equity:

  Liabilities:

    Accounts payable and accrued expenses                              $   339            $   148

  Shareholders' equity                                                  29,136             18,955
                                                                 --------------    ---------------
Total liabilities and shareholders' equity                             $29,475            $19,103
                                                                 ==============    ===============


STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31                 2005               2004                2003
(in thousands)
                                                                 --------------    ---------------     ----------------

    Loss from operations                                              $(1,024)             $ (772)              $ (763)
    Income from equity investment in subsidiary                         8,612               2,344                1,883
                                                                 --------------    ---------------     ----------------
    Net income                                                        $ 7,588              $1,572               $1,120
                                                                 ==============    ===============     ================


STATEMENTS OF CASH FLOW FOR THE YEARS ENDED DECEMBER 31              2005               2004                2003
(in thousands)
                                                                 --------------    ---------------     ----------------

Operating activities:
    Net cash used in operating activities                             $   (804)            $ (764)              $ (880)
                                                                 --------------    ---------------     ----------------

Investing activities:
                                                                 --------------    ---------------     ----------------
    Net cash provided by investing activities                                -                  -                    -

Financing activities:
    Repayments from FTI                                                   (426)               730                1,532
    Exercise of stock options                                            1,230                 34                  323
    Purchase of treasury stock/other                                         -                  -                  (35)
    Purchase of shares to be retired                                         -                  -                 (940)
                                                                 --------------    ---------------     ----------------
    Net cash provided by investing activities                              804                764                  880

    Net decrease in cash and cash equivalents                                -                  -                    -

    Cash and cash equivalents at beginning of period                         -                  -                    -
                                                                 --------------    ---------------     ----------------
    Cash and cash equivalents at end of period                        $      -             $    -               $    -
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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, Fuel Tech's disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by Fuel Tech in the reports that Fuel Tech files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Internal Control Over Financial Reporting

Management's Report on Internal Control over Financial Reporting and our Independent Registered Public Accounting Firm's Attestation Report are included at Item 8.

Change in Internal Control Over Financial Reporting

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2005.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item will be set forth under the captions "Election of Directors," "Directors and Executive Officers of Fuel Tech," "Compensation Committee," "Audit Committee," and "Financial Experts" in Fuel Tech's Proxy Statement related to the 2006 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated by reference.

Fuel Tech has adopted a Code of Ethics and Business Conduct (the "Code") that applies to all employees, officers and directors, including the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code is available free of charge to any person on written or telephone request to Fuel Tech's Investor Relations at the address or telephone number set out in Fuel Tech's Annual Report to Shareholders. The Code is also available on Fuel Tech's website at www.fueltechnv.com.

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

         Management's Report on Internal Control Over Financial Reporting Report of Independent Registered Public Accounting Firm on Internal
           Control Over Financial Reporting
         Report of Independent Registered Public Accounting Firm
         Consolidated Balance Sheets as of December 31, 2005 and 2004 Consolidated Statements of Income for Years Ended December 31, 2005,
           2004 and 2003
         Consolidated Statements of Shareholders' Equity for the Years
           Ended December 31, 2005, 2004 and 2003
         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2005, 2004 and 2003
         Notes to Consolidated Financial Statements

        (2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 FUEL-TECH N.V.
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     ------------------------ ---------------------- ------------------ -------------------- --------------------
              Year                 Balance at        Charged to costs   (Deductions)/Other       Balance at
                                    January 1          and expenses                              December 31
     ------------------------ ---------------------- ------------------ -------------------- --------------------
              2003                         $107,000           $425,000           $(221,000)             $311,000
     ------------------------ ---------------------- ------------------ -------------------- --------------------
              2004                          311,000             92,000            (329,000)               74,000
     ------------------------ ---------------------- ------------------ -------------------- --------------------
              2005                           74,000             26,000               50,000              150,000
     ------------------------ ---------------------- ------------------ -------------------- --------------------

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

         (3) EXHIBITS

+    1.0          Articles of Association of Fuel-Tech N.V. (in Dutch and English) as amended through April 27, 1998
*    2.1          Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech
                  N.V., dated December 21, 1989
*    2.2          First Supplemental Instrument Constituting US $3,000,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan
                  Notes of Fuel-Tech N.V., dated July 10, 1990
**   2.3          Instrument Constituting US $6,000,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech
                  N.V., dated March 12, 1993
**   2.4          Form of Warrants issued April 30, 1998 evidencing right to purchase 3 million shares of Fuel-Tech N.V. common stock.
*    3.1          Fuel Tech, Inc. Form of 1992 Substitute Stock Option Agreement
*    3.2          Fuel-Tech N.V. Form of 1992 Substitute Stock Option Agreement
*    3.3          Fuel-Tech N.V. Form of 1993 Stock Option Agreement as amended through August 3, 1999
&    3.4          The 1993 Incentive Plan of Fuel-Tech N.V. as amended through August 3, 1999
*    3.5          License Implementation Agreement dated June 10, 1991 among NFT, Nalco Fuel Tech, B.V., and Foster Wheeler Energy
                  Corporation
*    3.6          License Implementation Agreement dated April 23, 1991 among NFT, Nalco Fuel Tech, B.V., and R-C Environmental
                  Services & Technologies, a division of Research Cottrell, Inc.
*    3.7          License Implementation Agreement dated May 22, 1991 among NFT, Nalco Fuel Tech, B.V., and Wheelabrator Air
                  Pollution Control, Inc.
*    3.8          Agreement dated July 3, 1990 between NFT and Arcadian Corporation
*    3.9          License Agreement dated September 12, 1991 between NFT and BP Chemicals Inc.
*    3.10         Agreement dated November 5, 1990 between NFT and Cargill, Incorporated
*    3.11         Agreement dated August 30, 1990 between NFT and Nitrochem, Inc.
*    3.12         License Agreement dated December 27, 1990 between NFT and Union Oil Company of California dba Unocal
*    3.13         Agreement dated September 30, 1990 between NFT and W.H. Shurtleff Company
**   3.14         Securities Purchase Agreement dated as of March 23, 1998, between Fuel-Tech N.V., and the several Investors signatory thereto, including exhibits.
#&   3.15         License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the
                  FLGR Process
#&   3.16         Amendment No. 1, dated February 28, 2000, to License Agreement of November 18, 1998 between The Gas Technology
                  Institute and Fuel Tech, Inc.
ooo  3.17         The Amended and Restated Business Loan Agreement dated as of August 31, 1999 between Bank of America, National
                  Association and FTI; as amended through June 30, 2004
o    3.18         Employment Agreement as of February 28, 2006 between John (Johnny) F. Norris, Jr. and Fuel Tech, Inc.
oo   19.2         Those portions of the Proxy Statement to be distributed to Shareholders of Fuel Tech for the 2006 Annual Meeting
                  of Shareholders of Fuel-Tech N.V. specifically incorporated by reference into this Annual Report on Form10-K.
o    23.1         Consent of Independent Registered Public Accounting Firm
o    31.1         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
o    31.2         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
o    32           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



*                 Filed with Registration Statement on Form 20-F, No. 000-21724 of August 26, 1993, as amended
**                Filed with Registrant's Report on Form 6-K for the month of March 1998
+                 Filed with Registrant's Report on Form 20-F for the year 1997
o                 Filed herewith
oo                To be filed with the Registrant's definitive proxy material for its 2006 Annual Meeting
ooo               Filed with Registrant's report on Form 10-K for the year 2002
#                 Confidential information removed and filed separately
&                 Filed with Registrant's report on Form 10-K for the year 1999


(b) REPORTS ON FORM 8-K

- The Company filed form 8-K on November 2, 2005. This filing included the Company's earnings press release for the third quarter ended September 30, 2005.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 10, 2006       By: /s/ Ralph E. Bailey
                               -----------------------
                           Ralph E. Bailey
                           Executive Chairman, Managing Director
                           and Chief Executive Officer


Date: March 10, 2006       By: /s/ Vincent J. Arnone
                               -----------------------
                           Vincent J. Arnone
                           Chief Financial Officer,
                           Senior Vice President and
                           Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel-Tech N.V. and in the capacities and on the date indicated.

Date: March 10, 2006

     /s/ Ralph E. Bailey                    Executive Chairman, Managing Director and Chief Executive Officer
     -------------------                    (Principal Executive Officer)
        Ralph E. Bailey

     /s/ Vincent J. Arnone                  Chief Financial Officer, Senior Vice President and Treasurer
     ---------------------                  (Principal Financial and Accounting Officer)
        Vincent J. Arnone

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

     /s/ Thomas J. Shaw                     Managing Director
     ------------------
        Thomas J. Shaw

     /s/ Miguel Espinosa                    Managing Director
     -------------------
        Miguel Espinosa

     /s/ Samer S. Khanachet                 Managing Director
     ----------------------
        Samer S. Khanachet

     /s/ John D. Morrow                     Managing Director
     ------------------
        John D. Morrow

     /s/ Thomas L. Jones                    Managing Director
     -------------------
        Thomas L. Jones

     /s/ Charles W. Grinnell                Managing Director, Vice President, General Counsel and Corporate Secretary
     -----------------------
        Charles W. Grinnell
