Form 10-Q
period 2006-03-31
FUEL TECH N V
filed 2006-05-10
CIK 846913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

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

                                  YES_X_ NO___

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER OR A NON-ACCELERATED FILER (AS DEFINED IN RULE 12B-2 UNDER THE SECURITIES EXCHANGE ACT OF 1934)
 LARGE ACCELERATED FILER ___  ACCELERATED FILER _X_  NON-ACCELERATED FILER ___

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).
                                  YES___ NO_X_

AS OF APRIL 20, 2006 THERE WERE OUTSTANDING 21,648,948 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

================================================================================

                                 FUEL-TECH N.V.
            Form 10-Q for the three-month period ended March 31, 2006

                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 2006                           1
                  and December 31, 2005

                  Condensed Consolidated Statements of Income for the Three-                           2
                  Month Periods Ended March 31, 2006 and 2005

                  Condensed Consolidated Statements of Cash Flows for the Three-                       3
                  Month Periods Ended March 31, 2006 and 2005

                  Notes to the Condensed Consolidated Financial Statements                             4

Item 2.           Management's Discussion and Analysis of                                             11
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                          13

Item 4.           Controls and Procedures                                                             13

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                   14
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                         14
Item 3.           Defaults upon Senior Securities                                                     14
Item 4.           Submission of Matters to a Vote of Security Holders                                 14
Item 5.           Other Information                                                                   14
Item 6.           Exhibits                                                                            14


SIGNATURES                                                                                            15


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. dollars, except share data)

                                                                       March 31,       December 31,
                                                                         2006              2005
                                                               ------------------------------------
                                                                      (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents                                               $4,917          $10,375
   Short-term investments                                                  14,000            6,000
   Accounts receivable, net of allowances for doubtful
    accounts of $150 and $150, respectively                                12,481           12,184
   Inventories                                                                151              358
   Deferred income taxes                                                    2,799            3,043
   Prepaid expenses and other current assets                                1,654            1,072
                                                               ------------------------------------
Total current assets                                                       36,002           33,032

Equipment, net of accumulated depreciation of $8,367 and
    $7,900, respectively                                                    4,297            4,045
Goodwill                                                                    2,119            2,119
Other intangible assets, net of accumulated amortization of
    $1,116 and $1,087, respectively                                         1,207            1,224
Deferred income taxes                                                       1,823            1,579
Other assets                                                                  810            1,027
                                                               ------------------------------------
Total assets                                                              $46,258          $43,026
                                                               ====================================


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $6,411           $6,493
   Accrued liabilities                                                      4,821            6,949
                                                               ------------------------------------
Total current liabilities                                                  11,232           13,442

Other liabilities                                                             459              448
                                                               ------------------------------------
Total liabilities                                                          11,691           13,890

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares
authorized, 21,477,525 and 20,424,133 shares issued,
respectively                                                                  215              204
Additional paid-in capital                                                 95,606           91,559
Accumulated deficit                                                      (61,520)         (62,870)
Accumulated other comprehensive loss                                         (16)             (39)
Nil coupon perpetual loan notes                                               282              282
                                                               ------------------------------------
Total shareholders' equity                                                 34,567           29,136
                                                               ------------------------------------
Total liabilities and shareholders' equity                                $46,258          $43,026
                                                               ====================================

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (in thousands of U.S. dollars, except share data)

                                                        Three Months Ended
                                                              March 31
                                                          2006         2005
                                                     ---------     --------
Net sales                                            $  17,121    $  12,051

Costs and expenses:
Cost of sales                                            9,056        6,397
Selling, general and administrative                      5,424        4,056
Research and development                                   351          334
                                                     ---------     --------
                                                        14,831       10,787
                                                     ---------    ----------

Operating income                                         2,290        1,264

Other income (expense), net                                132          (28)
                                                     ---------    ----------

Income before taxes                                      2,422        1,236

Income taxes                                            (1,072)        (483)
                                                     ----------    --------

Net income                                           $   1,350     $    753
                                                     ==========    ========

Net income per Common Share:

     Basic                                            $   0.07     $   0.04
                                                      ========     ========
     Diluted                                          $   0.06     $   0.03
                                                      ========     ========

Average number of Common Shares outstanding:

     Basic                                          20,613,000   19,683,000
                                                    ==========   ==========
     Diluted                                        23,708,000   22,587,000
                                                    ==========   ==========


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)

                                                         Three Months Ended
                                                              March 31
                                                         2006             2005
                                                    -------------    -------------
OPERATING ACTIVITIES
Net cash (used in) provided by
   operating activities                             $        (582)   $         424
                                                    --------------   -------------

INVESTING ACTIVITIES
(Purchases) sales of short term investments, net           (8,000)               -
Purchases of equipment and patents                           (730)            (833)
                                                    --------------   --------------
Net cash used in investing activities                      (8,730)            (833)
                                                    --------------   --------------

FINANCING ACTIVITIES
Exercise of stock options                                   2,763              269
Income tax benefit from exercise of
   stock options                                            1,068                -
                                                    -------------    -------------
Net cash provided by
   financing activities                                     3,831              269
                                                    -------------    -------------

Effect of exchange rate fluctuations on cash                   23              (45)
                                                    -------------    --------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                        (5,458)            (185)

Cash and cash equivalents at beginning
   of period                                               10,375            4,031
                                                    -------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $       4,917    $       3,846
                                                    =============    =============


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel-Tech N.V.'s Annual Report on Form 10-K for the year ended December 31, 2005.

Fuel-Tech N.V., through its subsidiaries ("Fuel Tech"), is a technology company active in the business of air pollution control. Fuel Tech, incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22--24 in Curacao under No. 1334/N.V.

NOTE B: EARNINGS PER SHARE DATA

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three-month periods ended March 31, 2006 and 2005:

                                                 For the three months ended
                                                         March 31
                                                -----------------------------
                                                    2006             2005
                                                ------------     ------------
Basic weighted-average shares                      20,613           19,683
Conversion of unsecured loan notes                     46               85
Unexercised options and warrants                    3,049            2,819
                                                ------------     ------------
Diluted weighted-average shares                    23,708           22,587
                                                ============     ============

NOTE C: TOTAL COMPREHENSIVE INCOME

Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:


in thousands of U.S. dollars         For the three months ended
                                             March 31
                                     --------------------------
                                        2006             2005
                                     ---------         --------
Comprehensive income:
    Net income                        $ 1,350            $753
    Foreign currency translation           23             (45)
                                     ---------         --------
                                      $ 1,373            $708
                                     =========         ========



NOTE D: DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Risk Management:

Fuel Tech's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Fuel Tech does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

NOTE E: STOCK-BASED COMPENSATION

Fuel Tech has one stock-based employee compensation plan, referred to as the 1993 Incentive Plan (1993 Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be Fuel Tech's directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech's business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the 1993 Plan is 12.5% of outstanding shares calculated on a diluted basis. At March 31, 2006, Fuel Tech has 1,311,000 stock options available for issuance under the 1993 Plan.

Prior to January 1, 2006, Fuel Tech accounted for the stock options granted under the 1993 Plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25) and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123). No stock-based employee compensation cost was recognized in Fuel Tech's historical Statements of Income as all options granted under the 1993 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, Fuel Tech adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" (Statement 123(R)) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, Fuel Tech's income before income taxes and net income for the quarter ended March 31, 2006 is $227,000 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.08 and $0.07, respectively, if Fuel Tech had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.07 and $0.06, respectively.

Prior to the adoption of Statement 123(R), Fuel Tech presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,068,000 excess tax benefit classified as a financing cash inflow on the Statement of Cash Flows for the quarter ended March 31, 2006 would have been classified as an operating cash inflow if Fuel Tech had not adopted Statement 123(R).

The awards granted under the 1993 Plan have a 10-year life and they vest as follows: 50% after the second anniversary of the award date, 25% after the third anniversary, and the final 25% after the fourth anniversary of the award date. Fuel Tech calculates stock compensation expense based on the grant date fair value of the award and recognizes expense on a straight-line basis over the four-year service period of the award.

Prior to January 1, 2006 Fuel Tech used the Black-Scholes option-pricing model to estimate the fair value of employee stock options for the required pro forma disclosure under Statement 123. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. With the adoption of Statement 123(R) as of January 1, 2006, Fuel Tech has continued to use the Black-Scholes option-pricing model to estimate the fair value of stock option grants.

The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate - an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Fuel Tech's common stock for a period equal to the expected life of the option, and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations.

Based on the results of the model, the weighted average fair value of stock options granted during the quarter ended March 31, 2006 was $6.87 using the following assumptions:


                                                          2006          2005
                                                     ------------ -------------
                      Expected dividend yield              0.00%         0.00%
                      Risk-free interest rate              4.70%         4.26%
                      Expected volatility                  65.6%        48.70%
                      Expected life of option         5.26 years       4 years


 The following table illustrates the effect on net income and earnings per share if Fuel Tech had applied the fair value recognition provisions of Statement 123(R) to options granted under Fuel Tech's stock option plans in all periods presented. For purposes of this pro forma disclosure, as noted above, the value of the options is estimated using a Black-Scholes option pricing model.


 (in thousands of U.S. Dollars)                                           For the three
                                                                           months ended
                                                                              March 31
                                                                          -------------
                                                                                2005
                                                                          -------------
Net income as reported
                                                                                  $753
Deduct:
Total stock-based compensation expense determined under fair value
based method for all awards, net of related tax effects                            191
                                                                          -------------
Pro forma net income                                                              $562
                                                                          =============

Basic and diluted income (loss) per share:
     Basic - as reported                                                         $0.04
     Basic - pro forma                                                           $0.03

     Diluted - as reported                                                       $0.03
     Diluted - pro forma                                                         $0.02


Stock option activity for Fuel Tech's 1993 Plan for the three months ended March 31, 2006 was as follows:

                                                                    -------------------------------------------------------
                                                                       NUMBER      WEIGHTED-     WEIGHTED      AGGREGATE
                                                                         OF         AVERAGE       AVERAGE      INTRINSIC
                                                                      OPTIONS      EXERCISE      REMAINING       VALUE
                                                                                     PRICE      CONTRACTUAL       (IN
                                                                                                   TERM       THOUSANDS)
                                                                    -------------------------------------------------------
              OUTSTANDING ON JANUARY  1                                2,799,000    $4.29
              GRANTED                                                    142,000    11.40
              EXERCISED                                               (1,052,925)    2.64                      $11,480
              EXPIRED OR FORFEITED                                       (17,625)    4.28
                                                                    -------------------------------------------------------
              OUTSTANDING ON MARCH 31                                  1,870,450    $5.75        7.81 years    $19,438
                                                                    -------------------------------------------------------

              EXERCISABLE ON MARCH 31                                    689,575    $3.98        5.74 years    $ 8,389
              WEIGHTED-AVERAGE FAIR VALUE OF
              OPTIONS GRANTED DURING THE YEAR
                                                                                    $6.87



The weighted average price per nonvested stock award at grant date was $11.40 for the nonvested stock awards granted in 2006. Nonvested stock award activity for all plans for the three months ended March 31, 2006, was as follows:

                                                                     ---------------
                                                                     NONVESTED STOCK
                                                                       OUTSTANDING
                                                                     ---------------
                  OUTSTANDING ON JANUARY  1                               1,111,625
                  GRANTED                                                   142,000
                  RELEASED                                                 (59,625)
                  EXPIRED OR FORFEITED                                     (13,125)
                                                                     ---------------
                  OUTSTANDING ON MARCH 31                                 1,180,875
                                                                     ---------------


As of March 31, 2006, there was $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1993 Plan. That cost is expected to be recognized over a period of four years.


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

FTI can choose which rate to apply to borrowings. At March 31, 2006, there were no borrowings outstanding on the facility.

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

As part of the cessation of activities, Fuel Tech terminated three individuals, and a charge of $31,000 for severance obligations was recorded in the "Selling, general and administrative" expense line item in the condensed consolidated statement of income for the three-month period ended March 31, 2005.

NOTE H: BUSINESS SEGMENT AND GEOGRAPHIC DISCLOSURES

Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:

       - The NOx reduction technology segment, which includes the NOxOUT(R), NOxOUT CASCADE(R), NOxOUT ULTRA(R) and NOxOUT-SCR(R) processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources, and

       - The fuel treatment chemicals technology segment, which uses chemical processes for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel using TIFI(TM) Targeted In-Furnace Injection technology.

As described in Note G above, commercialization activities associated with ACUITIV were discontinued effective March 1, 2005. These activities do not meet the materiality test for disclosure and are aggregated in "Other" below. In addition, "Other" also includes those profit and loss items not allocated by Fuel Tech to each reportable segment. Lastly, there are no intersegment sales that require elimination.

Fuel Tech evaluates performance and allocates resources based on reviewing gross margin by reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Fuel Tech does not review assets by reportable segment, but rather, in aggregate for Fuel Tech as a whole.


Information about reporting segment net sales and gross margin are provided below in thousands of U.S. dollars.

------------------------------------ ------------------- -------------------- -------------------- -------------------
    For the three months ended         Nitrogen Oxide      Fuel Treatment            Other               Total
          March 31, 2006                 Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers               $12,365               $4,756                 $  -             $17,121
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                     6,888                2,118                   50               9,056
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                      5,477                2,638                 (50)               8,065
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                                                         5,424               5,424
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                                                                      351                 351
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                         $ 5,477               $2,638             $(5,825)             $ 2,290
------------------------------------ =================== ==================== ==================== ===================


------------------------------------ ------------------- -------------------- -------------------- -------------------
    For the three months ended         Nitrogen Oxide      Fuel Treatment            Other               Total
          March 31, 2005                 Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers                $8,320               $3,727                $   4             $12,051
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                     4,292                2,008                   97               6,397
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                      4,028                1,719                 (93)               5,654
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -                4,056               4,056
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  334                 334
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                          $4,028              $ 1,719             $(4,483)             $ 1,264
------------------------------------ =================== ==================== ==================== ===================


Information concerning Fuel Tech's operations by geographic area is provided below in thousands of U.S. dollars. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

                                                               For the three months ended
                                                                        March 31
                                                        ------------------------------------------
                                                              2006                   2005
                                                        ------------------    --------------------
                     Revenues:
                         United States                            $12,906                $10,051
                         Foreign                                    4,215                  2,000
                                                        ------------------    -------------------
                                                                  $17,121                $12,051
                                                        ==================    ===================


                                                            March 31,            December 31,
                                                              2006                   2005
                                                        ------------------    -------------------
                     Assets:
                         United States                            $41,498                $39,006
                         Foreign                                    4,760                  4,020
                                                        ------------------    -------------------
                                                                  $46,258                $43,026
                                                        ==================    ===================


                                 FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2006 and 2005 were $17,121,000 and $12,051,000, respectively. The year-on-year increase is primarily due to a $4,045,000 increase in revenues derived from the nitrogen oxide (NOx) reduction technology segment. This segment continues to experience a high level of order activity as utilities and industrial facilities that are impacted by the Environmental Protection Agency's (EPA) State Implementation Plan (SIP) Call regulation are continuing to prove that Fuel Tech's technology is a viable tool in their ongoing regulatory compliance planning. Fuel Tech continues to work towards developing alliance agreements with critical customers looking to finalize their compliance plans.

The fuel treatment chemical technology segment generated revenues of $4,756,000 for the first quarter of 2006, an increase of $1,029,000, over the comparable quarter of 2005. This segment's growth, although indicative of the continued market acceptance of Fuel Tech's patented TIFI(TM) Targeted In-Furnace Injection(TM) technology, would have been enhanced had revenues not been hampered by the following market circumstances during the first quarter of 2006.

- Oil pricing - the high price of oil continues to result in reduced oil-fired electricity generation in the United States. Fuel Tech's oil-fired business was negatively impacted by this market dynamic in the first quarter of 2006.

- Coal supply chain issues - rail disruptions in the Powder River Basin continue to impact business opportunities for the Company as the required repair and maintenance work on several rail lines is expected to impact coal shipments in several parts of the country during 2006. This market dynamic negatively impacted Fuel Tech's revenue generating capability in the first quarter of 2006 as more than one critical Western-coal fired utility unit was forced to reduce capacity for an extended period of time due to transportation related shortages of Western coal deliveries.


Fuel Tech's TIFI technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium. More than half of the coal burned in the United States today to generate electricity is Western coal and it is Western coal that has higher levels of low-melting-point ash constituents. Due to its lower cost and lower pollutant content relative to Eastern coals, and despite the rail issues noted above, it is anticipated that Western coals will be burned in larger quantities and in an increasing number of facilities. The penetration of the Western coal-fired utility market remains the top priority for this technology segment.

During 2005, demonstrations were performed on utility units that burn Illinois Basin Coal. The utilization of this coal, whose high iron content also can create slagging and fouling issues, is likely to provide the Fuel Chem product line with an additional market niche.

In addition to the above, new technical markets being explored and pursued include the SO3/plume abatement market, which is a key concern in many utility and industrial operations today, as well as the corrosion reduction market for the municipal solid waste incineration industry. Both areas represent market opportunities for Fuel Tech.

Cost of sales as a percentage of net sales for the quarters ended March 31, 2006 and 2005, respectively, was 53%. The cost of sales percentage for the nitrogen oxide business increased to 56% in the first quarter of 2006 from 52% in the first quarter of last year. The increase is attributable to the mix of project business. For the fuel treatment chemical business, the cost of sales percentage decreased to 45% in the first quarter of 2006 from 54% in 2005. The decrease is due to the timing of completion of cost-share demonstrations.

Selling, general and administrative expenses were $5,424,000 and $4,056,000 for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily attributable to revenue-related expenses as both technology segments had significantly improved revenue growth in the first quarter of 2006 versus the prior year, and to human resource-related expenses as staffing levels were increased in several areas in anticipation of overall business growth. The recording of stock compensation expense of $227,000 in accordance with Statement 123(R), as discussed in Note E above, also contributed to the increase in expenses.

Research and development expenses for the quarter ended March 31, 2006 were at the same level as the prior quarter. Fuel Tech continues to pursue commercial applications for technologies related to its core businesses.

The increase in other income and expense for the quarter ended March 31, 2006 versus the prior year is due principally to the benefit of an increase in interest income, which has been driven by higher average cash and short term investment balances and market interest rates.

At March 31, 2006, Fuel Tech recorded tax expense of $1,072,000. This amount represents deferred tax expense related to taxable income recognized in the first quarter of 2006. At March 31, 2005, Fuel Tech recorded tax expense of $483,000. This amount represented $474,000 in deferred tax expense and $9,000 in current state income tax expense.

LIQUIDITY AND SOURCES OF CAPITAL

At March 31, 2006, Fuel Tech had cash and cash equivalents and short term investments of $18,917,000 and working capital of $24,770,000 versus $16,375,000 and $19,590,000 at the end of 2005, respectively. Operating activities used $582,000 of cash in the first quarter of 2006 primarily due to the change in working capital from year end. Investing activities used cash of $8,730,000 during the first quarter of 2006 as short term investments were increased by $8,000,000 while $730,000 was invested to support and enhance the operations of the business, principally for equipment related to the fuel treatment chemical technology segment. Fuel Tech generated cash related to the exercise of stock options in the amount of $3,831,000. Of this amount, $2,763,000 represents proceeds derived from the exercise price of options exercised in the first quarter of 2006, while $1,068,000 represents the excess tax benefits realized from the exercise of stock options in the first quarter.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Fuel Tech's Form 10-K for the year ended December 31, 2005.

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

Item 4. Controls and Procedures

Fuel Tech maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in Fuel Tech's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Fuel Tech's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of Fuel Tech's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Fuel Tech's principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective as of the end of such period.

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

Date: May 9, 2006                By: /s/ Ralph E. Bailey
                                     -------------------
                                     Ralph E. Bailey
                                     Chairman, Managing Director
                                     and Chief Executive Officer

Date: May 9, 2006                By: /s/ Vincent J. Arnone
                                     ---------------------
                                      Vincent J. Arnone
                                      Chief Financial Officer,
                                      Vice President and
                                      Treasurer