Form 10-Q
period 2006-06-30
FUEL TECH N V
filed 2006-08-07
CIK 846913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______
         Commission file number:      000-21724
                                 --------------------


                                 FUEL-TECH N.V.
                                 --------------
             (Exact name of registrant as specified in its charter)

                  Netherlands Antilles                                                            N/A
(State or other jurisdiction of incorporation of organization)                   (I.R.S. Employer Identification Number)

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



INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                   YES X NO__
                                       -

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER OR A NON-ACCELERATED FILER (AS DEFINED IN RULE 12B-2 UNDER THE SECURITIES EXCHANGE ACT OF 1934)
  LARGE ACCELERATED FILER __   ACCELERATED FILER X   NON-ACCELERATED FILER __
                                                 -

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).
                                   YES __ NO X
                                             -

AS OF JULY 20, 2006 THERE WERE OUTSTANDING 21,711,438 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

================================================================================

                                 FUEL-TECH N.V.
             Form 10-Q for the six-month period ended June 30, 2006

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of June 30, 2006                            1
                  and December 31, 2005

                  Condensed Consolidated Statements of Income for the Three and Six-                   2
                  Month Periods Ended June 30, 2006 and 2005

                  Condensed Consolidated Statements of Cash Flows for the Six-                         3
                  Month Periods Ended June 30, 2006 and 2005

                  Notes to the Condensed Consolidated Financial Statements                             4

Item 2.           Management's Discussion and Analysis of                                             12
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                          15

Item 4.           Controls and Procedures                                                             15

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                   16
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                         16
Item 3.           Defaults upon Senior Securities                                                     16
Item 4.           Submission of Matters to a Vote of Security Holders                                 16
Item 5.           Other Information                                                                   16
Item 6.           Exhibits                                                                            16


SIGNATURES                                                                                            19


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 FUEL-TECH N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S. dollars, except share data)

                                                                        June 30,           December 31,
                                                                          2006                 2005
                                                                    ------------------   -----------------
                                                                       (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents                                                   $3,876             $10,375
   Short-term investments                                                      16,200               6,000
   Accounts receivable, net of allowances for doubtful accounts of
    $150 and $150, respectively                                                17,065              12,184
   Inventories                                                                    181                 358
   Deferred income taxes                                                        2,799               3,043
   Prepaid expenses and other current assets                                      711               1,072
                                                                    ------------------   -----------------
Total current assets                                                           40,832              33,032

Equipment, net of accumulated depreciation of $8,840 and $7,900,
    respectively                                                                4,424               4,045
Goodwill                                                                        2,119               2,119
Other intangible assets, net of accumulated amortization of $1,147
    and $1,087, respectively                                                    1,179               1,224
Deferred income taxes                                                           2,146               1,579
Other assets                                                                      983               1,027
                                                                    ------------------   -----------------
Total assets                                                                  $51,683             $43,026
                                                                    ==================   =================


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $7,571              $6,493
   Accrued liabilities                                                          4,386               6,949
                                                                    ------------------   -----------------
Total current liabilities                                                      11,957              13,442

Other liabilities                                                                 475                 448
                                                                    ------------------   -----------------
Total liabilities                                                              12,432              13,890

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares
   authorized, 21,711,438 and 20,424,133 shares issued,
   respectively                                                                   217                 204
Additional paid-in capital                                                     98,284              91,559
Accumulated deficit                                                           (59,562)            (62,870)
Accumulated other comprehensive loss                                               35                 (39)
Nil coupon perpetual loan notes                                                   277                 282
                                                                    ------------------   -----------------
Total shareholders' equity                                                     39,251              29,136
                                                                     ------------------   -----------------
Total liabilities and shareholders' equity                                    $51,683             $43,026
                                                                    ==================   =================

See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (in thousands of U.S. dollars, except share data)

                                                Three Months Ended                       Six Months Ended
                                                     June 30                                  June 30
                                              2006               2005               2006                2005
                                        -----------------    --------------     --------------    ------------------
NET SALES                                       $ 19,759          $ 11,780           $ 36,880              $ 23,831

COSTS AND EXPENSES:
  Cost of sales                                   10,112             6,053             19,168                12,450
  Selling, general and
   administrative                                  6,039             3,753             11,463                 7,809
  Research and development                           499               326                850                   660
                                        -----------------    --------------     --------------    ------------------
                                                  16,650            10,132             31,481                20,919
                                        -----------------    --------------     --------------    ------------------

OPERATING INCOME                                   3,109             1,648              5,399                 2,912

Other income (expense), net                          246              (64)                378                  (92)
                                        -----------------    --------------     --------------    ------------------

Income before taxes                                3,355             1,584              5,777                 2,820

Income tax (expense) benefit                      (1,397)            1,588             (2,469)                1,105
                                        -----------------    --------------     --------------    ------------------

NET INCOME                                        $1,958          $  3,172             $3,308              $  3,925
                                        =================    ==============     ==============    ==================

NET INCOME PER COMMON
 SHARE:
     Basic                                       $  0.09           $  0.16            $  0.16               $  0.20
                                        =================    ==============     ==============    ==================
     Diluted                                     $  0.08           $  0.14            $  0.14               $  0.17
                                        =================    ==============     ==============    ==================

AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
     Basic                                    21,697,000        19,994,000         21,158,000            19,838,000
                                        =================    ==============     ==============    ==================
     Diluted                                  24,230,000        22,750,000         24,004,000            22,672,000
                                        =================    ==============     ==============    ==================



See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (in thousands of U.S. dollars)


                                                                            Six Months Ended
                                                                                June 30
                                                                      2006                    2005
                                                                -----------------       -----------------
OPERATING ACTIVITIES
Net cash used in  operating activities                                   $  (708)                $  (622)
                                                                -----------------       -----------------

INVESTING ACTIVITIES
Purchases of short-term investments                                      (10,200)                   (500)
Purchases of equipment and patents                                        (1,333)                 (1,058)
                                                                -----------------       -----------------
Net cash used in investing activities                                    (11,533)                 (1,558)
                                                                -----------------       -----------------

FINANCING ACTIVITIES
Exercise of stock options                                                  2,880                     396
Income tax benefit from exercise of stock options                          2,788                       -
                                                                -----------------       -----------------
Net cash provided by financing activities                                  5,668                     396
                                                                -----------------       -----------------

Effect of exchange rate fluctuations on cash                                  74                    (118)
                                                                -----------------       -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (6,499)                 (1,902)

Cash and cash equivalents at beginning of period                          10,375                   4,031
                                                                -----------------       -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  3,876                $  2,129
                                                                =================       =================


See notes to condensed consolidated financial statements.

                                 FUEL-TECH N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Fuel-Tech N.V., through its subsidiaries ("Fuel Tech"), is a technology company that provides advanced engineering solutions for the optimization of combustion systems in utility and industrial applications. Fuel Tech, incorporated in 1987 under the laws of the Netherlands Antilles, is registered at Castorweg 22-24 in Curacao under No. 1334/N.V.

NOTE B: EARNINGS PER SHARE DATA

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares (in thousands) used in calculating the earnings per share for the three and six-month periods ended June 30, 2006 and 2005:

                                         Three Months Ended                   Six Months Ended
                                               June 30                             June 30
                                    ----------------------------      -------------------------------
                                        2006            2005              2006              2005
                                    -------------   ------------      ------------     --------------
Basic weighted-average                  21,697         19,994            21,158             19,838
 shares
Conversion of unsecured
 loan notes                                 46             59                46                 72
Unexercised options and
 warrants                                2,487          2,697             2,800              2,762
                                    -------------   ------------      ------------     --------------
Diluted weighted-average
 shares                                 24,230         22,750            24,004             22,672
                                    =============   ============      ============     ==============

NOTE C: TOTAL COMPREHENSIVE INCOME

Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:


in thousands of U.S. dollars                    Three Months Ended               Six Months Ended
                                                    June 30                           June 30
                                       ----------------------------------  ------------------------------
                                             2006              2005           2006             2005
                                       -----------------  ---------------  ------------   ---------------
Comprehensive income:
    Net income                                   $1,958           $3,172        $3,308           $3,925
    Foreign currency translation                     51              (73)           74             (118)
                                       -----------------  ---------------  ------------   ---------------
                                                 $2,009           $3,099        $3,382          $ 3,807
                                       =================  ===============  ============   ===============


NOTE D: DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Risk Management:

Fuel Tech's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Fuel Tech does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

NOTE E: STOCK-BASED COMPENSATION

Fuel Tech has one stock-based employee compensation plan, referred to as the 1993 Incentive Plan (1993 Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be Fuel Tech's directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech's business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the 1993 Plan is 12.5% of outstanding shares calculated on a diluted basis. At June 30, 2006, Fuel Tech has 1,343,000 stock options available for issuance under the 1993 Plan.

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

Effective January 1, 2006, Fuel Tech adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" (Statement 123(R)) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the six-month period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, Fuel Tech's income before income taxes for the quarter ended June 30, 2006 is $839,000 lower than if it had continued to account for share-based compensation under Opinion 25. Net income for the quarter ended June 30, 2006 is $556,000 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended June 30, 2006 would have been $0.12 and $0.10, respectively, if Fuel Tech had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.09 and $0.08, respectively.

For the six-month period ended June 30, 2006, income before income taxes is $1,066,000 lower than if it had continued to account for share-based compensation under Opinion 25. Net income for the six-month period ended June 30, 2006 is $743,000 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $0.19 and $0.17, respectively, if Fuel Tech had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.16 and $0.14, respectively.

Prior to the adoption of Statement 123(R), Fuel Tech presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2,788,000 excess tax benefit classified as a financing cash inflow on the Statement of Cash Flows for the six months ended June 30, 2006 would have been classified as an operating cash inflow if Fuel Tech had not adopted Statement 123(R).

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

Prior to January 1, 2006, Fuel Tech used the Black-Scholes option-pricing model to estimate the fair value of employee stock options for the required pro forma disclosure under Statement 123. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. With the adoption of Statement 123(R) as of January 1, 2006, Fuel Tech has continued to use the Black-Scholes option-pricing model to estimate the fair value of stock option grants.


The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate - an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Fuel Tech's Common Stock for a period equal to the expected life of the option; and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations.

Based on the results of the model, the weighted-average fair value of the stock options granted during the six-month period ended June 30, 2006 was $8.19 per share using the following assumptions:


                                           2006                   2005
                                   --------------------- -----------------------
Expected dividend yield                   0.00%                  0.00%
Risk-free interest rate                   4.90%                  4.26%
Expected volatility                       64.0%                  48.7%
Expected life of option                 5.3 years              4.0 years

The following table illustrates the effect on net income and earnings per share if Fuel Tech had applied the fair value recognition provisions of Statement 123(R) to options granted under Fuel Tech's stock option plans in all periods presented. For purposes of this pro forma disclosure, as noted above, the value of the options is estimated using a Black-Scholes option pricing model.

                                            -----------------     --------------
                                              For the three          For the six
                                               months ended         months ended
                                                  June 30              June 30
                                            -----------------     --------------
                                                   2005                 2005
                                            -----------------     --------------

Net income as reported                             $3,172               $3,925

Deduct:
Total stock-based compensation
  expense determined under fair
  value based method for all
  awards, net of related tax effects                  341                  532
                                            --------------        --------------
Pro forma net income                               $2,831               $3,393
                                            ==============        ==============

Basic and diluted income per share:
Basic - as reported                                 $0.16                $0.20
Basic - pro forma                                   $0.14                $0.17

Diluted - as reported                               $0.14                $0.17
Diluted - pro forma                                 $0.12                $0.15

Stock option activity for Fuel Tech's 1993 Plan for the six months ended June 30, 2006 was as follows:

                                                      -------------------------------------------------------
                                                         NUMBER      WEIGHTED-     WEIGHTED-     AGGREGATE
                                                           OF         AVERAGE       AVERAGE      INTRINSIC
                                                        OPTIONS      EXERCISE      REMAINING       VALUE
                                                                       PRICE      CONTRACTUAL       (IN
                                                                                     TERM       THOUSANDS)
                                                      -------------------------------------------------------
Outstanding on January 1, 2006                           2,799,000    $4.29
Granted                                                    269,500    13.75
Exercised                                               (1,089,425)    2.66                       $11,918
Expired or forfeited                                      (142,625)    5.96
                                                      -------------------------------------------------------
Outstanding on June 30, 2006                             1,836,450    $6.51       7.68 years      $10,486

                                                      -------------------------------------------------------

Exercisable on June 30, 2006                               716,075    $5.02       5.86 years      $ 5,174
Weighted-average fair value of
  options granted during the first half of 2006
                                                                      $8.19

The weighted-average price per nonvested stock award at grant date was $13.11 for the nonvested stock awards granted in 2006. Nonvested stock award activity for all plans for the six months ended June 30, 2006 was as follows:

                                                        -----------------
                                                         NONVESTED STOCK
                                                            OUTSTANDING
                                                        -----------------
     Outstanding on January 1, 2006                            1,111,625
     Granted                                                     269,500
     Released                                                   (122,625)
     Expired or forfeited                                       (138,125)
                                                        -----------------
     Outstanding on June 30, 2006                              1,120,375
                                                        -----------------

As of June 30, 2006, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1993 Plan. That cost is expected to be recognized over a period of four years.


NOTE F: DEBT

Fuel Tech, Inc. (FTI) has a $15.0 million revolving credit facility expiring July 31, 2006, which is collateralized by all personal property owned by FTI. FTI can use this facility for cash advances and standby letters of credit. Cash advances under this facility bear interest based on the following:

         - The Bank Prime Rate reduced by a range of zero to 50 basis points, or

         - The Bank Interbank Offering Rate increased by a range of 200 to 250 basis points

FTI can choose which rate to apply to borrowings. At June 30, 2006, there were no borrowings outstanding on the facility.

Effective July 31, 2006, this revolving credit facility was terminated. FTI entered into a new agreement with a different financial institution for a revolving credit facility expiring July 31, 2009. The facility was issued in the amount of $25.0 million, is unsecured and bears interest at a rate of LIBOR plus 75 basis points. FTI can use this facility for cash advances and standby letters of credit.


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

NOTE H: BUSINESS SEGMENT AND GEOGRAPHIC DISCLOSURES

Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:

         - The NOx reduction technology segment, which includes the NOxOUT(R), NOxOUT CASCADE(R), NOxOUT ULTRA(R) and NOxOUT-SCR(R) processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources, and

         - The fuel treatment chemicals technology segment, which uses chemical processes for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel using TIFI(TM) Targeted In-Furnace Injection(TM) technology.

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

------------------------------------ ------------------- -------------------- -------------------- -------------------
        Three months ended             Nitrogen Oxide      Fuel Treatment            Other               Total
           June 30, 2006                 Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers              $ 13,155              $ 6,604                $   -            $ 19,759
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                     7,260                2,810                   42              10,112
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                      5,895                3,794                  (42)              9,647
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -                6,039               6,039
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  499                 499
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                          $5,895              $ 3,794             $ (6,580)             $3,109
------------------------------------ =================== ==================== ==================== ===================

------------------------------------ ------------------- -------------------- -------------------- -------------------
        Three months ended             Nitrogen Oxide      Fuel Treatment            Other               Total
           June 30, 2005                 Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers               $ 8,000              $ 3,779          $         1            $ 11,780
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                     4,024                1,948                   81               6,053
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                      3,976                1,831                  (80)              5,727
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -                3,753               3,753
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  326                 326
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                         $ 3,976              $ 1,831              $(4,159)             $1,648
------------------------------------ =================== ==================== ==================== ===================

------------------------------------ ------------------- -------------------- -------------------- -------------------
         Six months ended              Nitrogen Oxide      Fuel Treatment            Other               Total
           June 30, 2006                 Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers              $ 25,520             $ 11,360                $   -             $36,880
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                    14,148                4,928                   92              19,168
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                     11,372                6,432                  (92)             17,712
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -               11,463              11,463
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  850                 850
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                        $ 11,372               $6,432             $(12,405)            $ 5,399
------------------------------------ =================== ==================== ==================== ===================

------------------------------------ ------------------- -------------------- -------------------- -------------------
         Six months ended              Nitrogen Oxide      Fuel Treatment            Other               Total
           June 30, 2005                 Reduction            Chemical
------------------------------------ ------------------- -------------------- -------------------- -------------------
Net sales from external customers               $16,320               $7,506            $       5            $ 23,831
------------------------------------ ------------------- -------------------- -------------------- -------------------
Cost of sales                                     8,316                3,956                  178              12,450
------------------------------------ ------------------- -------------------- -------------------- -------------------
Gross margin                                      8,004                3,550                 (173)             11,381
------------------------------------ ------------------- -------------------- -------------------- -------------------
Selling, general and administrative                   -                    -                7,809               7,809
------------------------------------ ------------------- -------------------- -------------------- -------------------
Research and development                              -                    -                  660                 660
------------------------------------ ------------------- -------------------- -------------------- -------------------
Operating income (loss)                        $  8,004               $3,550              $(8,642)             $2,912
------------------------------------ =================== ==================== ==================== ===================


Information concerning Fuel Tech's operations by geographic area is provided below in thousands of U.S. dollars. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

                                         Three months ended June 30                    Six months ended June 30
                                  ------------------------------------------    ---------------------------------------
                                         2006                   2005                  2006                  2005
                                  -------------------    -------------------    ------------------    -----------------
        Net sales:
            United States                   $ 13,293                $ 9,664               $26,199              $19,715
            Foreign                            6,466                  2,116                10,681                4,116
                                  -------------------    -------------------    ------------------    -----------------
                                             $19,759                $11,780               $36,880              $23,831
                                  ===================    ===================    ==================    =================

                                       June 30,              December 31,
                                         2006                   2005
                                  -------------------    -------------------
        Assets:
            United States                    $47,417                $39,006
            Foreign                            4,266                  4,020
                                  -------------------    -------------------
                                             $51,683                $43,026
                                  ===================    ===================


NOTE I: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that Fuel Tech recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of Fuel Tech's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Fuel Tech is currently evaluating the impact, if any, of adopting FIN 48 on its financial statements.

FUEL-TECH N.V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the second quarter ended June 30, 2006 and 2005 were $19,759,000 and $11,780,000, respectively, while net sales for the six months ended June 30, 2006 and 2005 were $36,880,000 and $23,831,000, respectively. The 55%
year-to-date increase is due to a $9,200,000 increase in revenues derived from the nitrogen oxide (NOx) reduction technology segment and to a $3,854,000 increase in revenues derived from the fuel treatment technology segment.

The NOx reduction technology segment generated revenues of $25,520,000 for the six months ended June 30, 2006, an increase of 56% over the prior year. This segment continues to experience a high level of order activity as utilities and industrial facilities that are impacted by the Environmental Protection Agency's
(EPA) State Implementation Plan (SIP) Call regulation continue to utilize Fuel Tech's technology as an important element of their ongoing regulatory compliance strategy. Fuel Tech continues to work towards developing alliance agreements with selected customers.

The fuel treatment chemical technology segment generated revenues of $11,360,000 for the six months ended June 30, 2006, an increase of 51% over the prior year. This segment's growth is indicative of the continued market acceptance of Fuel Tech's patented TIFI(TM) Targeted In-Furnace Injection(TM) technology, particularly on coal-fired units. This segment's revenues would have been further enhanced had they not been hampered by the high price of oil. Fuel Tech's oil-fired business was negatively impacted by this market dynamic in the first six months of the year.

Fuel Tech's TIFI technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium. Powder River Basin (PRB) coal accounts for approximately 40% of the coal burned in the United States today to generate electricity, and this coal has high levels of low-melting-point ash constituents. Due to its lower cost and lower pollutant content relative to Eastern coals, it is anticipated that PRB coal will be burned in larger quantities and in an increasing number of facilities.

Additionally, in 2005 and 2006, demonstrations were performed on utility units that burn higher sulfur, Illinois Basin coal. This coal, whose high iron content also can create slagging and fouling issues, represents an additional market opportunity, particularly as environmental regulations require coal-fired utility units to install sulfur reduction technologies. When high sulfur coals are used on a unit that has a Selective Catalytic Reduction (SCR) system, sulfur trioxide (SO3) and plume abatement issues are created, which are a key concern in many utility and industrial operations today. Fuel Tech's TIFI Targeted In-Furnace Injection technology provides a solution for these issues.

Cost of sales as a percentage of net sales for Fuel Tech for the three months ended June 30, 2006 and 2005 was 51%. The cost of sales percentage for the second quarter for the NOx reduction business increased to 55% from 50% in the comparable prior-year period, resulting from the mix of project business. For the fuel treatment chemical business the cost of sales percentage decreased to 43% in the second quarter of 2006 from 52% in 2005. The decrease is due to the timing of revenue recognition on cost-share demonstrations.

Cost of sales as a percentage of net sales for Fuel Tech for the six months ended June 30, 2006 and 2005 was 52%. The cost of sales percentage for the NOx reduction business increased to 55% for this period versus 51% in the comparable prior-year period, again resulting from project mix. For the fuel treatment chemical business, the cost of sales percentage decreased to 43% for this period versus 53% in the comparable period of the prior year. The decrease is due to the timing of revenue recognition on cost-share demonstrations.

Selling, general and administrative expenses for the three months ended June 30, 2006 and 2005 were $6,039,000 and $3,753,000, respectively, while these expenses for the six months ended June 30, 2006 and 2005 were $11,463,000 and $7,809,000, respectively.

The $3,654,000 increase for the six-month period ended June 30, 2006 is attributable to the following:

- Fuel Tech recorded $1,066,000 in stock compensation expense in accordance with Statement 123(R), as discussed in Note E above.
- Fuel Tech realized an increase in revenue-related expenses in the amount of $900,000 as both technology segments had significantly improved revenue growth versus the comparable prior-year period.
- Fuel Tech recorded an increase in human resource-related expenses of approximately $1,500,000 as staffing levels were increased in several areas in anticipation of overall business growth.
- Finally, Fuel Tech realized incremental expenses related to audit, tax, consulting and recruiting fees, all in support of achieving business growth.

Research and development expenses for the three months ended June 30, 2006 and 2005 were $499,000 and $326,000, respectively, while these expenses for the six months ended June 30, 2006 and 2005 were $850,000 and $660,000, respectively. Fuel Tech has established a more focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

The $470,000 increase in other income and expense for the six months ended June 30, 2006 versus the comparable prior-year period is due principally to the benefit of an increase in interest income. The increase has been driven by higher average cash and short-term investment balances, and market interest rates, than those experienced in the prior year.

For the three months ended June 30, 2006, Fuel Tech recorded tax expense of $1,397,000. This amount represents deferred tax expense related to taxable income recognized in the second quarter of 2006. For the three months ended June 30, 2005, Fuel Tech recorded a tax benefit of $1,588,000. The tax benefit included a $2,200,000 reduction in the deferred tax asset valuation allowance, which represented the anticipated utilization of net operating loss carryforwards in subsequent periods. Partially offsetting this amount was $570,000 in deferred tax expense and $42,000 in current state income tax expense.

On a year-to-date basis, Fuel Tech recorded tax expense of $2,469,000. This amount represents deferred tax expense related to taxable income recognized in the first six months of 2006. For the six months ended June 30, 2005, Fuel Tech recorded a tax benefit of $1,105,000. The tax benefit was comprised of the $2,200,000 reduction in the deferred tax asset valuation allowance, partially offset by $1,044,000 in deferred tax expense and $51,000 in current state income tax expense.

LIQUIDITY AND SOURCES OF CAPITAL

At June 30, 2006, Fuel Tech had cash and cash equivalents and short-term investments of $20,076,000 and working capital of $28,875,000 versus $16,375,000 and $19,590,000 at the end of 2005, respectively. Operating activities used $708,000 of cash during the six-month period ended June 30, 2006, primarily due to the change in working capital from year end. Investing activities used cash of $11,533,000 during the six months ended June 30, 2006 as short-term investments were increased by $10,200,000 while $1,333,000 was utilized to support and enhance the operations of the business, principally for equipment related to the fuel treatment chemical technology segment. Fuel Tech generated cash related to the exercise of stock options in the amount of $5,668,000. Of this amount, $2,880,000 represents proceeds derived from the exercise price of options exercised in the first six months of 2006, while $2,788,000 represents the excess tax benefits realized from the exercise of stock options in the first six months of 2006.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 1A. Risk Factors

The following risk factors have been updated from those set out in the Issuer's Annual Report on Form 10-K for the year ended 2005:

RISKS RELATING TO OUR COMMON STOCK:

The price of Fuel Tech's Common Stock may fluctuate substantially, which could negatively affect the Company and the holders of Fuel Tech's Common Stock.

             The price of Fuel Tech's Common Stock has been volatile. Since May 2, 2005, the high and low bid quotations of Fuel Tech's Common Stock have ranged from a low of $5.33 to a high of $18.80. The trading price of Fuel Tech's Common Stock may continue to be volatile in response to a number of factors, many of which are beyond the Company's control including, among others, negative news about other publicly traded companies in our industry and the industries of our customers, general economic or stock market conditions unrelated to the Company's operating performance, quarterly variations in the Company's operating results, changes in earnings estimates by analysts, and announcements of new clients or service offerings by our competitors. In addition, the Company's financial results may be below the expectations of securities analysts and investors. If this were to occur, the market price of Fuel Tech's Common Stock could decrease, perhaps significantly.

             In addition, the U.S. securities markets have from time to time experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may negatively affect the price of Fuel Tech's Common Stock, regardless of the Company's operating performance. Further, if the Company were to be the object of securities class action litigation as a result of volatility in Fuel Tech's Common Stock price or for other reasons, such litigation could result in substantial costs and divert the Company's management's attention and resources, which could negatively affect the Company's financial results. In addition, if the Company decides to settle any class action litigation against it, Fuel Tech's decision to settle may not necessarily be related to the merits of the claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        None

Item 3. Defaults upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders

At the Fuel-Tech N.V. annual meeting on June 1, 2006, with a total number of 17,283,648 shares (81.16% of those outstanding) present by proxy, all of the nominees were elected as Managing Directors, the Report of Management and Financial Statements for the year 2005 were approved, and the appointment of Ernst & Young LLP as auditors for the year 2006 was ratified.

The details are:

1. Elect the Managing Directors:
                                                For                Withheld

Douglas G. Bailey                           16,931,217              352,431
Ralph E. Bailey                             17,046,254              237,394
Miguel Espinosa                             17,046,252              237,396
Charles W. Grinnell                         17,020,838              262,810
Thomas L. Jones                             17,044,488              239,160
Samer S. Khanachet                          17,041,802              241,846
John D. Morrow                              17,044,922              238,726
John F. Norris Jr.                          17,047,888              235,760
Thomas S. Shaw, Jr.                         17,042,882              240,766

2.  Approve the Report of Management and Financial Statements for 2006:

    For: 17,255,818     Against:  7,470     Abstain: 20,360

3.  Ratify the Appointment of Ernst & Young LLP as 2006 Auditors:

    For: 17,260,531     Against: 12,407     Abstain: 10,710

Item 5. Other Information

On June 5, 2006, Fuel-Tech N.V. filed with the Securities and Exchange Commission a Registration Statement on Form S-4 (File No. 333-134742) in connection with its plan to domesticate in Delaware and continue as a Delaware corporation rather than a Netherlands Antilles limited liability company.

Item 6. Exhibits

        a.   Exhibits
        Exhibit 31.1 and 31.2 are filed herewith
        Exhibit 32 is furnished herewith

FUEL-TECH N.V.
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 7, 2006               By: /s/ John F. Norris Jr.
                                        ------------------------
                                    John F. Norris Jr.
                                    Chief Executive Officer and President

Date:  August 7, 2006               By: /s/ Vincent J. Arnone
                                        ---------------------
                                    Vincent J. Arnone
                                    Chief Financial Officer,
                                    Sr. Vice President and
                                    Treasurer