Form 10-Q
period 2006-09-30
FUEL TECH, INC.
filed 2006-11-07
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-21724

FUEL TECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5657551
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

Fuel Tech, Inc.
512 Kingsland Drive
Batavia, IL 60510-2299
630-845-4500

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in rule 12b-2 under the Securities Exchange Act of 1934)
Large Accelerated Filer  ☐ Accelerated Filer  ☒  Non-accelerated Filer ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of October 20, 2006 there were outstanding 21,745,438 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the nine-month period ended September 30, 2006

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2006	1
	and December 31, 2005

	Condensed Consolidated Statements of Income for the Three and Nine-	2
	Month Periods Ended September 30, 2006 and 2005

	Condensed Consolidated Statements of Cash Flows for the Nine-	3
	Month Periods Ended September 30, 2006 and 2005

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of	12
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURES		17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note B)
Assets
Current assets:
Cash and cash equivalents	$15,709	$10,375
Short-term investments	10,000	6,000
Accounts receivable, net of allowances for doubtful accounts of $150 and $150, respectively	17,142	12,184
Inventories	159	358
Deferred income taxes	2,799	3,043
Prepaid expenses and other current assets	1,051	1,072
Total current assets	46,860	33,032

Equipment, net of accumulated depreciation of $9,341 and $7,900, respectively	4,261	4,045
Goodwill	2,119	2,119
Other intangible assets, net of accumulated amortization of $1,177 and $1,087, respectively	1,176	1,224
Deferred income taxes	2,220	1,579
Other assets	1,111	1,027
Total assets	$57,747	$43,026

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,979	$6,493
Accrued liabilities	5,822	6,949
Total current liabilities	13,801	13,442

Other liabilities	483	448
Total liabilities	$14,284	13,890

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares
authorized, 21,745,438 and 20,424,133 shares issued,
respectively	217	204
Additional paid-in capital	100,426	91,559
Accumulated deficit	(57,502)	(62,870)
Accumulated other comprehensive loss	45	(39)
Nil coupon perpetual loan notes	277	282
Total shareholders' equity	43,463	29,136
Total liabilities and shareholders' equity	$57,747	$43,026

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Net sales	$20,173	$12,821	$57,053	$36,652

Costs and expenses:
Cost of sales	10,042	6,467	29,210	18,917
Selling, general and administrative	6,106	4,121	17,569	11,930
Research and development	617	253	1,467	913
	16,765	10,841	48,246	31,760

Operating income	3,408	1,980	8,807	4,892

Other income (expense)	254	(18)	632	(110)

Income before taxes	3,662	1,962	9,439	4,782

Income tax (expense) benefit	(1,602)	(914)	(4,071)	191

Net income	$2,060	$1,048	$5,368	$4,973

Net income per Common Share:
Basic	$0.09	$0.05	$0.25	$0.25
Diluted	$0.09	$0.05	$0.22	$0.22

Weighted average number of Common Shares outstanding:
Basic	21,721,000	20,139,000	21,348,000	19,938,000
Diluted	24,123,000	23,143,000	24,045,000	22,840,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30
	2006	2005
Operating activities
Net cash provided by operating activities	$3,426	$6,587

Investing activities
Purchases of short-term investments	(4,000)	(3,500)
Purchases of equipment and patents	(1,699)	(1,884)
Net cash used in investing activities	(5,699)	(5,384)

Financing activities
Exercise of stock options	3,058	639
Income tax benefit from exercise of stock options	4,465	-
Net cash provided by financing activities	7,523	639

Effect of exchange rate fluctuations on cash	84	(112)

Net increase in cash and cash equivalents	5,334	1,730

Cash and cash equivalents at beginning of period	10,375	4,031

Cash and cash equivalents at end of period	$15,709	$5,761

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
(in thousands, except share and per share data)

Note A: Nature of Business

Fuel Tech, Inc., (“Fuel Tech”), is a technology company that provides advanced engineering solutions for the optimization of combustion systems in utility and industrial applications. Fuel Tech, Inc., originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., became domesticated in the United States on September 30, 2006, and continues as a Delaware corporation with its corporate headquarters at 512 Kingsland Drive, Batavia Illinois 60510-2299.

Note B: Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel Tech, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

Effective September 30, 2006, Fuel Tech, Inc. changed its place of incorporation from the Netherlands Antilles to the State of Delaware in a tax-free reorganization. In the reorganization, each outstanding share of Fuel-Tech N.V. common stock held by our stockholders was converted into one share of Fuel Tech, Inc. common stock. The shares exchanged were all of  Fuel Tech, Inc.’s issued and outstanding shares immediately after the reorganization. The number of shares of Fuel Tech, Inc.’s common stock outstanding immediately after the reorganization was the same as the number of shares of Fuel-Tech N.V. common stock outstanding immediately prior to the reorganization. In connection with this reorganization, all option agreements and warrant rights to purchase shares of Fuel-Tech N.V. common stock were converted into option agreements and warrant rights to purchase shares of Fuel Tech, Inc. common stock.

In addition to the reorganization, Fuel Tech, Inc. has adopted a tax-free plan of merger whereby two of Fuel Tech, Inc.’s wholly owned United States subsidiaries will be merged with and into Fuel Tech, Inc. after the effective date of the reorganization transaction but before December 31, 2006.

Note C: Earnings per Share Data

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Basic weighted-average shares	21,721,000	20,139,000	21,348,000	19,938,000
Conversion of unsecured loan notes	46,000	46,000	46,000	63,000
Unexercised options and warrants	2,356,000	2,958,000	2,651,000	2,839,000
Diluted weighted-average shares	24,123,000	23,143,000	24,045,000	22,840,000

Note D: Total Comprehensive Income

Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Comprehensive income:
Net income	$2,060	$1,048	$5,368	$4,973
Foreign currency translation	10	6	84	(112)
	$2,070	$1,054	$5,452	$4,861

Note E: Stock-Based Compensation

Fuel Tech has one stock-based employee compensation plan, referred to as the 1993 Incentive Plan (1993 Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the 1993 Plan is 12.5% of outstanding shares calculated on a diluted basis. At September 30, 2006, Fuel Tech has 1,336,000 stock options available for issuance under the 1993 Plan.

Prior to January 1, 2006, Fuel Tech accounted for the stock options granted under the 1993 Plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123). No stock-based employee compensation cost was recognized in Fuel Tech’s historical Statements of Income prior to January 1, 2006 as all options granted under the 1993 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, Fuel Tech adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the nine-month period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Accordingly, results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, Fuel Tech’s income before income taxes and net income for the quarter ended September 30, 2006 is $287 and $213 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended September 30, 2006 would have been $0.10 and $0.09, respectively, if Fuel Tech had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.09.

For the nine-month period ended September 30, 2006, income before income taxes and net income is $1,353 and $956 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $0.30 and $0.26, respectively, if Fuel Tech had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.25 and $0.22, respectively.

Prior to the adoption of Statement 123(R), Fuel Tech presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $4,465 excess tax benefit classified as a financing cash inflow on the Statement of Cash Flows for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if Fuel Tech had not adopted Statement 123(R).

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

The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate - an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Fuel Tech’s Common Stock for a period equal to the expected life of the option; and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations.

Based on the results of the model, the weighted-average fair value of the stock options granted during the nine-month period ended September 30, 2006 was $8.09 per share using the following assumptions:

	2006	2005
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.84%	4.26%
Expected volatility	63.5%	48.7%
Expected life of option	5.3 years	4.0 years

The following table illustrates the effect on net income and earnings per share if Fuel Tech had applied the fair value recognition provisions of Statement 123(R) to options granted under Fuel Tech’s stock option plans in all periods presented. For purposes of this pro forma disclosure, as noted above, the value of the options is estimated using a Black-Scholes option pricing model.

	For the three months ended September 30	For the nine months ended September 30
	2005	2005

Net income as reported	$1,048	$4,973

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	198	730
Pro forma net income	$850	$4,243

Basic and diluted income per share:
Basic - as reported	$.05	$.25
Basic - pro forma	$.04	$.21

Diluted - as reported	$.05	$.22
Diluted - pro forma	$.04	$.19

Stock option activity for Fuel Tech’s 1993 Plan for the nine months ended September 30, 2006 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2006	2,799,000	$4.29
Granted	317,500	13.66
Exercised	(1,123,425)	2.74		$12,249
Expired or forfeited	(143,875)	5.94
Outstanding on September 30, 2006	1,849,200	$6.71	7.52 years	$12,404

Exercisable on September 30, 2006	701,700	$5.02	5.63 years	$3,521
Weighted-average fair value of
options granted during first nine months of 2006		$8.09

The weighted-average exercise price per nonvested stock award at grant date was $13.13 per share for the nonvested stock awards granted in 2006. Nonvested stock award activity for all plans for the nine months ended September 30, 2006 was as follows:

Nonvested Stock Outstanding
Outstanding on January 1, 2006	1,111,625
Granted	317,500
Released	(142,250)
Expired or forfeited	(139,375)
Outstanding on September 30, 2006	1,147,500

As of September 30, 2006, there was $3,100 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1993 Plan. That cost is expected to be recognized over a period of four years.

Note F: Debt

Fuel Tech, Inc. (FTI) had a $15,000 revolving credit facility that expired on July 31, 2006 collateralized by all personal property owned by FTI. FTI could use this facility for cash advances and standby letters of credit. Cash advances under this facility bore interest based on the following:

-	The Bank Prime Rate reduced by a range of zero to 50 basis points, or

-	The Bank Interbank Offering Rate increased by a range of 200 to 250 basis points

Effective July 31, 2006, this revolving credit facility was terminated and FTI entered into a new agreement with a different financial institution for a revolving credit facility expiring July 31, 2009. The facility was issued in the amount of $25,000, is unsecured and bears interest at a rate of LIBOR plus 75 basis points. FTI can use this facility for cash advances and standby letters of credit.

Note G: Business Segment and Geographic Disclosures

Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:

- The NOx reduction technology segment, which includes the NOxOUT®, NOxOUT CASCADE®, NOxOUT ULTRA® and NOxOUT-SCR® processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources, and

- The fuel treatment chemicals technology segment, which uses chemical processes for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel using TIFI™ Targeted In-Furnace Injection™ technology.

The “Other” classification includes those profit and loss items not allocated by Fuel Tech to each reportable segment. Further, there are no intersegment sales that require elimination.

Fuel Tech evaluates performance and allocates resources based on reviewing gross margin by reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Fuel Tech does not review assets by reportable segment, but rather, in aggregate for Fuel Tech as a whole.

Reporting segment net sales and gross margin are provided below.

Three months ended September 30, 2006	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$11,197	$8,976	$-	$20,173
Cost of sales	6,270	3,730	42	10,042
Gross margin	4,927	5,246	(42)	10,131
Selling, general and administrative	-	-	6,106	6,106
Research and development	-	-	617	617
Operating income (loss)	$4,927	$5,246	$(6,765)	$3,408

Three months ended September 30, 2005	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$6,683	$6,138	$-	$12,821
Cost of sales	3,304	3,113	50	6,467
Gross margin	3,379	3,025	(50)	6,354
Selling, general and administrative	-	-	4,121	4,121
Research and development	-	-	253	253
Operating income (loss)	$3,379	$3,025	$(4,424)	$1,980

Nine months ended September 30, 2006	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$36,717	$20,336	$-	$57,053
Cost of sales	20,418	8,658	134	29,210
Gross margin	16,299	11,678	(134)	27,843
Selling, general and administrative	-	-	17,569	17,569
Research and development	-	-	1,467	1,467
Operating income (loss)	$16,299	$11,678	$(19,170)	$8,807

Nine months ended September 30, 2005	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$23,003	$13,644	$5	$36,652
Cost of sales	11,620	7,069	228	18,917
Gross margin	11,383	6,575	(223)	17,735
Selling, general and administrative	-	-	11,930	11,930
Research and development	-	-	913	913
Operating income (loss)	$11,383	$6,575	$(13,066)	$4,892

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Net sales:
United States	$15,396	$10,837	$41,595	$30,552
Foreign	4,777	1,984	15,458	6,100
	$20,173	$12,821	$57,053	$36,652

	September 30, 2006	December 31, 2005
Assets:
United States	$54,059	$39,006
Foreign	3,688	4,020
	$57,747	$43,026

Note H: Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48),” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that Fuel Tech recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of Fuel Tech’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Fuel Tech is currently evaluating the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. We will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006.  The adoption of SAB 108 will have no impact on the financial statements.

FUEL TECH, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the third quarter ended September 30, 2006 and 2005 were $20,173,000 and $12,821,000, respectively, while net sales for the nine months ended September 30, 2006 and 2005 were $57,053,000 and $36,652,000, respectively. The 56% year-to-date increase is due to a $13,714,000 increase in revenues derived from the nitrogen oxide (NOx) reduction technology segment and to a $6,692,000 increase in revenues derived from the fuel treatment chemical technology segment.

The NOx reduction technology segment generated revenues of $36,717,000 for the nine months ended September 30, 2006, an increase of 60% over the prior year. This segment continues to experience a high level of order activity as utilities and industrial facilities that are impacted by the Environmental Protection Agency’s (EPA) State Implementation Plan (SIP) Call regulation and other recently introduced regulatory mandates continue to utilize Fuel Tech’s technology as an important element of their ongoing regulatory compliance strategy. Fuel Tech continues to work towards developing alliance agreements with selected customers.

The fuel treatment chemical technology segment generated revenues of $20,336,000 for the nine months ended September 30, 2006, an increase of 49% over the prior year. This segment’s growth is indicative of the continued market acceptance of Fuel Tech’s patented TIFI™ Targeted In-Furnace Injection™ technology, particularly on coal-fired units, which represent the largest market opportunity for the technology, both domestically and abroad. Fuel Tech’s oil-fired business was negatively impacted by the high price of oil in the first nine months of the year.

Fuel Tech’s TIFI technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium and iron.  Powder River Basin (PRB) coal, which accounts for approximately 40% of the coal burned in the United States today to generate electricity, and Illinois Basin coal, are two examples of coal sources that have high levels of low-melting-point ash constituents, however, coal seams across the country are providing utility units with slagging and fouling issues.   Additionally, demonstrations have recently been performed on utility units that burn higher sulfur coals.  High sulfur coals represent an additional market opportunity for Fuel Tech, particularly as environmental regulations require coal-fired utility units to install sulfur reduction technologies.  When high-sulfur coals are used on a unit that has a Selective Catalytic Reduction (SCR) system, sulfur trioxide (SO3) and plume abatement issues are created, which are a key concern in many utility and industrial operations today.  Fuel Tech’s TIFI Targeted In-Furnace Injection technology provides a solution for these issues.

Cost of sales as a percentage of net sales for Fuel Tech for the three months ended September 30, 2006 and 2005 was 50%. The cost of sales percentage for the third quarter for the NOx reduction business increased to 56% from 49% in the comparable prior-year period, resulting from the mix of project business. For the fuel treatment chemical business, the cost of sales percentage decreased to 42% in the third quarter of 2006 from 51% in 2005. The decrease is due to the timing of revenue recognition on cost-share demonstrations.

Cost of sales as a percentage of net sales for Fuel Tech for the nine months ended September 30, 2006 and 2005 was 51% and 52%, respectively. The cost of sales percentage for the NOx reduction business increased to 56% for this period versus 51% in the comparable prior-year period, again resulting from project mix. For the fuel treatment chemical business, the cost of sales percentage decreased to 43% for this period versus 52% in the comparable period of the prior year. The decrease is due to the timing of revenue recognition on cost-share demonstrations.

Selling, general and administrative expenses for the three months ended September 30, 2006 and 2005 were $6,106,000 and $4,121,000, respectively, while these expenses for the nine months ended September 30, 2006 and 2005 were $17,569,000 and $11,930,000, respectively.

The $5,639,000 increase for the nine-month period ended September 30, 2006 is attributable to the following:

-	Fuel Tech recorded $1,353,000 in stock compensation expense in accordance with Statement 123(R), as discussed in Note E above.

-	Fuel Tech realized an increase in revenue-related expenses in the amount of $1,600,000 as both technology segments had significantly improved revenue growth versus the comparable prior-year period.

-	Fuel Tech recorded an increase in human resource-related expenses of approximately $1,700,000 as staffing levels were increased in several areas in anticipation of overall business growth.

-	Finally, Fuel Tech realized incremental expenses related to audit, tax, consulting and recruiting fees, all in support of achieving business growth.

Research and development expenses for the three months ended September 30, 2006 and 2005 were $617,000 and $253,000, respectively, while these expenses for the nine months ended September 30, 2006 and 2005 were $1,467,000 and $913,000, respectively. Fuel Tech has established a more focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

The $742,000 increase in other income and expense for the nine months ended September 30, 2006 versus the comparable prior-year period is due principally to the benefit of an increase in interest income. The increase has been driven by higher average cash and short-term investment balances, and market interest rates, than those experienced in the prior year.

For the three months ended September 30, 2006, Fuel Tech recorded tax expense of $1,602,000. This amount represents deferred tax expense related to taxable income recognized in the third quarter of 2006. For the three months ended September 30, 2005, Fuel Tech recorded tax expense of $914,000.

On a year-to-date basis, Fuel Tech recorded tax expense of $4,071,000. This amount represents deferred tax expense related to taxable income recognized in the first nine months of 2006. For the nine months ended September 30, 2005, Fuel Tech recorded a tax benefit of $191,000. The tax benefit included a $2,200,000 reduction in the deferred tax asset valuation allowance, which represented the anticipated utilization of net operating loss carryforwards in subsequent periods, partially offset by $1,837,000 in deferred tax expense and $172,000 in current state income tax expense.

Liquidity and Sources of Capital

At September 30, 2006, Fuel Tech had cash and cash equivalents and short-term investments of $25,709,000 and working capital of $33,059,000 versus $16,375,000 and $19,590,000 at the end of 2005, respectively. Operating activities provided $3,426,000 of cash during the nine-month period ended September 30, 2006, primarily due to the favorable operating results of the business segments. Investing activities used cash of $5,699,000 during the nine months ended September 30, 2006 as short-term investments were increased by $4,000,000 while $1,699,000 was utilized to support and enhance the operations of the business, principally for equipment related to the fuel treatment chemical technology segment. Fuel Tech generated cash related to the exercise of stock options in the amount of $7,523,000. Of this amount, $3,058,000 represents proceeds derived from the exercise price of options exercised in the first nine months of 2006, while $4,465,000 represents the excess tax benefits realized from the exercise of stock options in the first nine months of 2006.

Forward-Looking Statements

Statements in this Form 10-Q that are not historical facts, so-called “forward-looking statements,” are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission. See “Risk Factors of the Business” in Item 1, “Business,” and also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Fuel Tech’s Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk Management

Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Fuel Tech does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Item 4. Controls and Procedures

Fuel Tech maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in Fuel Tech’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Fuel Tech’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of Fuel Tech’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Fuel Tech’s principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective as of the end of such period.

There was no change in Fuel Tech’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, Fuel Tech’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
 None

Item 1A. Risk Factors

The following risk factors have been updated from those set out in the Issuer’s Annual Report on Form 10-K for the year ended 2005:

Risks Relating to Fuel Tech’s Common Stock:

The price of Fuel Tech’s Common Stock may fluctuate substantially, which could negatively affect the Company and the holders of Fuel Tech’s Common Stock.

The price of Fuel Tech’s Common Stock has been volatile. Since May 2, 2005, the high and low bid quotations of Fuel Tech’s Common Stock have ranged from a low of $5.33 to a high of $21.45. The trading price of Fuel Tech’s Common Stock may continue to be volatile in response to a number of factors, many of which are beyond the Company’s control including, among others, negative news about other publicly traded companies in our industry and the industries of our customers, general economic or stock market conditions unrelated to the Company’s operating performance, quarterly variations in the Company’s operating results, changes in earnings estimates by analysts, and announcements of new clients or service offerings by our competitors. In addition, the Company’s financial results may be below the expectations of securities analysts and investors. If this were to occur, the market price of Fuel Tech’s Common Stock could decrease, perhaps significantly.

In addition, the U.S. securities markets have from time to time experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may negatively affect the price of Fuel Tech’s Common Stock, regardless of the Company’s operating performance. Further, if the Company were to be the object of securities class action litigation as a result of volatility in Fuel Tech’s Common Stock price or for other reasons, such litigation could result in substantial costs and divert the Company’s management's attention and resources, which could negatively affect the Company’s financial results. In addition, if the Company decides to settle any class action litigation against it, Fuel Tech’s decision to settle may not necessarily be related to the merits of the claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None

Item 3. Defaults upon Senior Securities

 None

Item 4. Submission of Matters to a Vote of Security Holders

 None

Item 5. Other Information

 None

Item 6. Exhibits

 a. Exhibits
 Exhibit 31.1 and 31.2 are filed herewith
 Exhibit 32 is furnished herewith

FUEL TECH, INC.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2006	By:	/s/ John F. Norris Jr.
John F. Norris Jr. Chief Executive Officer and President

Date: November 7, 2006	By:	/s/ Vincent J. Arnone
Vincent J. Arnone Chief Financial Officer, Sr. Vice President and Treasurer