Form 10-K
period 2006-12-31
FUEL TECH, INC.
filed 2007-03-06
CIK 846913

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to _______________

Commission File No. 000-33059

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in rule 12b-2 under the Securities Exchange Act of 1934)
Large Accelerated Filer ☐    Accelerated Filer ☒    Non-accelerated Filer ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of June 30, 2006 was $200,262,000. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of February 16, 2007 was $477,460,000.

Indicate number of shares outstanding of each of the registered classes of Common Stock at February 16, 2007: 22,086,728 shares of Common Stock, $0.01 par value.

Documents incorporated by reference:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2007 are incorporated by reference in Parts II, III, and IV hereof.

TABLE OF DEFINED TERMS

Term	Definition

ABC	American Bailey Corporation

CAAA	Clean Air Act Amendments of 1990

CDT	Clean Diesel Technologies, Inc.

CFD	Computational Fluid Dynamics

Common Shares	Shares of the Common Stock of Fuel Tech

Common Stock	Common Stock of Fuel Tech

EPA	Environmental Protection Agency

EPRI	Electric Power Research Institute

FUEL CHEM®
A trademark used to describe Fuel Tech’s fuel and flue gas treatment processes, including its TIFI™ Targeted In-Furnace Injection™ technology to control slagging, fouling, corrosion and a variety of sulfur trioxide-related issues

Fuel Tech	Fuel Tech, Inc. and its subsidiaries

Investors	The purchasers of Fuel Tech securities pursuant to a Securities Purchase Agreement as of March 23, 1998

Loan Notes	Nil Coupon Non-redeemable Convertible Unsecured Loan Notes of Fuel Tech

NOx	Oxides of nitrogen

NOxOUT CASCADE®	A trademark used to describe Fuel Tech’s combination of NOxOUT and SCR

NOxOUT® Process	A trademark used to describe Fuel Tech’s SNCR process for the reduction of NOx

NOxOUT-SCR®	A trademark used to describe Fuel Tech’s direct injection of urea as a catalyst reagent

NOxOUT ULTRA®	A trademark used to describe Fuel Tech’s process for generating ammonia for use as SCR reagent

Rich Reagent Injection Technology (RRI)	An SNCR-type process that broadens the NOx reduction capability of the NOxOUT Process at a cost similar to NOxOUT. RRI can also be applied on a stand-alone basis.

SCR	Selective Catalytic Reduction

SIP Call	State Implementation Plan Regulation

SNCR	Selective Non-Catalytic Reduction

TCI™ Targeted Corrosion Inhibition™	A FUEL CHEM program designed for high-temperature slag and corrosion control, principally in waste-to-energy boilers

TIFI™ Targeted In-Furnace Injection™	A proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program.

PART I

Forward Looking Statements

Statements in this Form 10-K that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1A.

ITEM 1. BUSINESS

Fuel Tech

Fuel Tech, Inc. (“Fuel Tech”) is a fully integrated company that uses a suite of advanced technologies to provide boiler optimization, efficiency improvement and air pollution reduction and control solutions to utility and industrial customers worldwide. Originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., Fuel Tech became domesticated in the United States on September 30, 2006, and continues as a Delaware corporation with its corporate headquarters at 512 Kingsland Drive, Batavia, Illinois, 60510-2299. Fuel Tech maintains an Internet web site at www.ftek.com.

Fuel Tech's special focus is the worldwide marketing of its nitrogen oxide (“NOx”) reduction and FUEL CHEM® processes. The NOx reduction technology segment, which includes the NOxOUT®, NOxOUT CASCADE®, NOxOUT ULTRA® and NOxOUT-SCR® processes, reduces NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. The FUEL CHEM technology segment improves the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling, corrosion, opacity, acid plume and loss on ignition, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide and NOx through the addition of chemicals into the fuel or via TIFI™ Targeted In-Furnace Injection™ programs. Fuel Tech has other technologies, both commercial and in the development stage, which are related to the NOxOUT and FUEL CHEM processes or are similar in their technological base. Fuel Tech's business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

American Bailey Corporation

Ralph E. Bailey, Executive Chairman and Director of Fuel Tech, and Douglas G. Bailey, Deputy Chairman of Fuel Tech, are shareholders of American Bailey Corporation (“ABC”). Please refer to Note 9 to the consolidated financial statements in this document. Additionally, see the more detailed information relating to this subject under the caption “Certain Relationships and Related Transactions” in Fuel Tech’s Proxy Statement, to be distributed in connection with Fuel Tech’s 2007 Annual Meeting of Shareholders, which information is incorporated by reference.

NOx Reduction

Regulations and Markets

The U.S. air pollution control market is the primary driver in Fuel Tech’s NOx reduction technology segment. This market is dependent on air pollution regulations and their continued enforcement. These regulations are based on the Clean Air Act Amendments of 1990 (the “CAAA”), which require reductions in NOx emissions on varying timetables with respect to various sources of emissions. Under the SIP (State Implementation Plan) Call, a regulation promulgated under the Amendments (discussed further below), over 1,000 utility and large industrial boilers in 19 states were required to achieve NOx reduction targets by May 31, 2004.

In 1994, governors of 11 Northeastern states, known collectively as the Ozone Transport Region, signed a Memorandum of Understanding requiring utilities to reduce their NOx emissions by 55% to 65% from 1990 levels by May 1999. In 1998, the Environmental Protection Agency (“EPA”) announced more stringent regulations. The Ozone Transport SIP Call regulation, designed to mitigate the effects of wind-aided ozone transported from the Midwestern and Southeastern U.S. into the Northeastern non-attainment areas, required, following the litigation described below, 19 states to make even deeper aggregate reductions of 85% from 1990 levels by May 31, 2004. Over 1,000 utility and large industrial boilers are affected by these mandates. Additionally, most other states with non-attainment areas are also required to meet ambient air quality standards for ozone by 2007.

Although the SIP Call was the subject of litigation, an appellate court of the D.C. Circuit upheld the validity of this regulation. This court’s ruling was later affirmed by the U.S. Supreme Court.

In February 2001, the U.S. Supreme Court, in a unanimous decision, upheld EPA’s authority to revise the National Ambient Air Quality Standard for ozone to 0.080 parts per million averaged through an eight-hour period from the current 0.120 parts per million for a one-hour period. This more stringent standard provided clarity and impetus for air pollution control efforts well beyond the then current ozone attainment requirement of 2007. In keeping with this trend, the Supreme Court, only days later, denied industry’s attempt to stay the SIP Call, effectively exhausting all means of appeal.

On December 23, 2003, the EPA proposed a new regulation affecting the SIP Call states by specifying more expansive NOx reduction. This rule, under the name “Clean Air Interstate Rule (CAIR),” was issued by the EPA on March 10, 2005. Under CAIR, additional annual NOx reduction requirements were extended to most SIP-affected units in 28 eastern states, commencing in 2009. The Company expects an additional 300 utility boilers to be affected by this rule, which allows a cap and trade format similar to the SIP Call. In an action related to CAIR, on June 15, 2005, the EPA issued the “Clean Air Visibility Rule (CAVR),” which is a nationwide initiative to improve federally preserved areas through reduction of NOx and other pollutants. CAVR expands the NOx reduction market to western states unaffected by CAIR or the SIP Call. Compliance begins in 2013 and the Company believes that CAVR will affect an additional 50 utility boilers and a large number of industrial units in multiple industries.

Outside the United States, Fuel Tech sells NOx control systems in Europe. Under European Union Directives, certain waste incinerators and cement plants must be in compliance with specified NOx reduction targets by 2008, while certain power plants must be in compliance by 2010.

Another foreign NOx control market representing attractive opportunities for Fuel Tech is the People's Republic of China (PRC). The Government's 11th Five-Year Economic Plan has set pollution control and energy efficiency and savings as the top two priorities. Fuel Tech has viable technologies to help achieve both objectives. While the PRC has taken an initial small step to reduce NOx emissions (by installing low NOx burners) on new electric utility units, on-going research and demonstration projects will generate cost performance data for use in tightening the standards in the near future. The PRC's dominant reliance on coal as an energy resource will not change in the foreseeable future. Clean air has been and will continue to be a pressing issue, especially with the PRC’s booming economy (8%-12% annual GDP increase), expected growth in power production (4%-5% average annual increase through 2020), and an increasingly expanded role in international events and organizations. The PRC is the host of the upcoming 2008 Beijing Summer Olympics and the 2010 Shanghai World Expo. Fuel Tech has gained an enviable market position in NOx control due to the national demonstration projects utilizing NOxOUT CASCADE technology at Jiangsu Kanshan (two new 600 megawatt units), NOxOUT SNCR technology at Jiangyin Ligang (four new 600 megawatt units), and NOxOUT ULTRA technology on two retrofit projects in Beijing. These projects are expected to showcase a wide spectrum of Fuel Tech capabilities for NOx emission control and help gain penetration within the market for new power units now as well as within the larger market for retrofit units later.

Products

Fuel Tech’s NOx reduction technologies are installed worldwide on over 400 combustion units, including utility, industrial and municipal solid waste applications. Products include customized NOx control systems and patented urea-to-ammonia conversion technology, which can provide safe reagent for use in Selective Catalytic Reduction (SCR) systems.

Fuel Tech's NOxOUT process is a Selective Non-Catalytic Reduction (“SNCR”) process that uses non-hazardous urea as the reagent rather than ammonia. The NOxOUT process on its own is capable of reducing NOx by up to 40% for utilities and by potentially significantly greater amounts for industrial units in many types of plants with capital costs ranging from $5 - $20/kw for utility boilers and with total annualized operating costs ranging from $1,000 - $2,000/ton of NOx removed.

Fuel Tech’s NOxOUT CASCADE process uses catalyst as an addition to the NOxOUT process to achieve performance similar to SCR. Based on demonstrations, capital costs for NOxOUT CASCADE systems, at $30 - $60/kw, are significantly less than that of SCRs, which can range as high as $300/kw, while operating costs are competitive with those experienced by SCR systems.

Fuel Tech’s NOxOUT-SCR process utilizes urea as a catalyst reagent to achieve NOx reductions of up to 85% from smaller stationary combustion sources with capital and operating costs competitive with equivalently sized, standard SCR systems.

Fuel Tech’s NOxOUT ULTRA system is designed to convert urea to ammonia safely and economically for use as a reagent in the SCR process for NOx reduction. In this fashion, Fuel Tech intends to participate in the SCR segment of the U.S. SIP Call and CAIR driven markets. Recent local hurdles in the ammonia permitting process have raised concerns regarding the safety of ammonia storage in quantities sufficient to supply SCR. In addition, as new power plants are constructed in the PRC during the next several years with SCR systems, Fuel Tech’s NOxOUT ULTRA process is believed to be a leading candidate for the safe delivery of ammonia, particularly near densely populated cities, major waterways, harbors or islands, or where the transport of anhydrous ammonia is a safety concern.

Fuel Tech has sublicensed the Rich Reagent Injection Technology from Reaction Engineering International, which has a direct license from the Electric Power Research Institute. The technology has been proven in full-scale field studies on cyclone-fired units to reduce NOx by 25%-40%. The technology is a generic SNCR process, whose applicability is outside the temperature range of the NOxOUT process. The technology is seen as an add-on to Fuel Tech’s NOxOUT systems, thus potentially broadening the NOx reduction of the combined system to almost 55% with minimal additional capital requirement.

Sales of the NOx reduction technologies were $46.4 million, $32.6 million and $14.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOx Reduction Competition

Competition with Fuel Tech's NOx reduction products can be expected from combustion modifications, SCR and ammonia SNCR, as well as from other licensed market participants. In addition, Fuel Tech experiences competition in the urea-to-ammonia conversion market.

Combustion modifications, including low NOx burners, can be fitted to most types of boilers with cost and effectiveness varying with specific boilers. Combustion modifications may effect 20-50% NOx reduction economically with capital costs ranging from $5 - $40/kw and levelized total costs ranging from $300 - $1,500/ton of NOx removed. The modifications are designed to reduce the formation of NOx and are typically the first NOx reduction efforts employed. Such companies as Alstom, Foster Wheeler Corporation, The Babcock & Wilcox Company and Babcock Power, Inc. are active competitors in the low-NOx burner business.

Once NOx is formed then the SCR is an effective and proven method of control for the removal of up to 90% of NOx. SCR has a high capital cost ranging from $150 - $300/kw on retrofit coal applications. Such companies as Alstom, The Babcock & Wilcox Company, Cormetech, Inc., Ceram Environmental, Inc., Foster Wheeler Corporation, Peerless Manufacturing Company, and the Siemens Westinghouse Power Corporation are active SCR system providers, or providers of the catalyst itself.

The use of ammonia as the reagent for the SNCR process was developed by the ExxonMobil Corporation. Fuel Tech understands that the ExxonMobil patents on this process have expired. This process can reduce NOx by 30% - 70% on incinerators, but has limited applicability in the utility industry. Ammonia system capital costs range from $15 - $20/kw, with annualized operating costs ranging from $1,000 - $3,000/ton of NOx removed. These systems require the use of stored ammonia, a hazardous substance.

Other NOx reduction competitors include Combustion Components Associates, which is a licensed implementer of NOxOUT SNCR systems, and Reaction Engineering International, which sublicenses Rich Reagent Injection Technology to Fuel Tech.

In addition to or in lieu of using the foregoing processes, certain customers will elect to close or derate plants, purchase electricity from third-party sources, switch from higher to lower NOx emitting fuels or purchase NOx emission allowances.

Lastly, with respect to urea-to-ammonia conversion technologies, a competitive approach to Fuel Tech’s controlled urea decomposition system is available from Wahlco, Inc., which manufactures a system that hydrolyzes urea under high temperature and pressure.

FUEL CHEM

Product and Markets

The FUEL CHEM technology segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, and waste-to-energy markets. FUEL CHEM programs are currently in place on over 50 combustion units, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste.

Central to the FUEL CHEM approach is the introduction of chemical reagents, such as magnesium hydroxide, to combustion units via in-body fuel application (pre-combustion) or via direct injection (post-combustion) utilizing Fuel Tech’s proprietary TIFI technology. By attacking performance-hindering problems, such as slagging, fouling, corrosion, opacity, acid plume and loss on ignition (LOI), as well as the formation of sulfur trioxide (SO3), ammonium bisulfate (ABS), particulate matter (PM2.5), carbon dioxide (CO2) and NOx, the Company’s programs offer numerous operational, financial and environmental benefits to owners of boilers, furnaces and other combustion units.

The key market dynamic for this product line is the continued use of coal as the principal fuel source for global electricity production. Coal accounts for approximately 50% of all U.S. electricity generation, with U.S. government projections forecasting an increase to approximately 57% by 2030. Coal’s share of global electricity generation is forecast to remain at approximately 41% through 2030. Major coal consumers include the United States, the PRC and India.

The principal markets for this product line are electric power plants burning coals with slag- forming constituents. The slag-forming constituents are sodium, iron and high sulfur content. Sodium is typically found in the Powder River Basin coals of Wyoming and Montana. Iron is typically found in coals produced in the Illinois Basin (IB) region. High sulfur content is typical of IB coals and certain Appalachian coals. High sulfur content can give rise to unacceptable levels of SO3 formation in plants with SCR systems and flue gas desulphurization units (scrubbers).

The combination of slagging coals and SO3-related issues, such as “blue plume” formation, air pre-heater fouling and corrosion, SCR fouling and the proclivity to suppress certain mercury removal processes, represents attractive market potential for Fuel Tech.

Internationally, market opportunities exist in Europe and in the Asia-Pacific region, particularly the PRC and India, where high-slagging coals are fueling a large and growing fleet of power plants. In addition, TIFI initiatives aimed at energy efficiency improvements often result in reduced CO2 emissions, which can potentially be monetized under provisions of the Kyoto Protocol.

A potentially large fuel treatment market exists in Mexico, where high-sulfur, low-grade fuel oil containing vanadium and nickel is the primary source for electricity production. The presence of these metallic constituents promotes slag build-up, and the fuel properties may result in acid gas and particulate emissions in local combustion units. Fuel Tech has successfully treated such units with its TIFI technology.

Sales of the FUEL CHEM products were $28.7 million, $20.3 million and $16.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Competition

Competition for Fuel Tech's FUEL CHEM product line includes chemicals sold by specialty chemical and combustion engineering companies, such as GE Infrastructure, Ashland Inc. and Environmental Energy Services, Inc. No substantive competition currently exists for Fuel Tech's TIFI technology, which is designed primarily for slag control and SO3 abatement, but there can be no assurance that such lack of substantive competition will continue.

PLANT OPTIMIZATION SERVICES

Fuel Tech uses its advanced engineering capabilities to support the sale of its NOx reduction and FUEL CHEM systems, particularly through the use of computational fluid dynamics (“CFD”) tools. These CFD tools assist in the prediction of the behavior of gas flows, thereby enhancing the design, marketing and sale of Fuel Tech’s NOx reduction systems and FUEL CHEM product applications. To further aid the accuracy and expediency with which process solutions could be designed and delivered to a customer, Fuel Tech internally developed a virtual reality-based visualization software for exploring model results and discovering complex process behaviors. Fuel Tech intends to capitalize on its unique capabilities via offering plant optimization services to its customer base, either in conjunction with the NOx reduction and FUEL CHEM systems or on a stand alone basis.

INTELLECTUAL PROPERTY

See Item 2 "Description of Property" for information on Fuel Tech's intellectual property and proprietary position, which are material to its business.

EMPLOYEES

Fuel Tech has 137 employees, 129 in North America and 8 in Europe. Fuel Tech enjoys good relations with its employees and is not a party to any labor management agreements.

ITEM 1A. RISK FACTORS OF THE BUSINESS

Investors in Fuel Tech should be mindful of the following risk factors relative to Fuel Tech's business.

(i) Lack of Diversification

Fuel Tech has two broad technology segments which provide advanced engineering solutions to meet the pollution control, efficiency improvement, and operational optimization needs of energy-related facilities worldwide. They are as follows:

•
The NOx reduction technology segment, which includes the NOxOUT, NOxOUT CASCADE, NOxOUT ULTRA and NOxOUT-SCR processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources, and

•
The fuel treatment chemicals technology segment, which uses chemical processes, including TIFI Targeted In-Furnace Injection technology, to control slagging, fouling, corrosion, opacity, acid plume and loss on ignition, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide and NOx in furnaces and boilers.

An adverse development in Fuel Tech's advanced engineering solution business as a result of competition, technological change, government regulation, or any other factor could have a significantly greater impact than if Fuel Tech maintained more diverse operations.

(ii) Competition

Competition in the NOx control market will come from processes utilizing low-NOx burners, over-fire air, flue gas recirculation, ammonia SNCR, SCR and, with respect to particular uses of urea not infringing Fuel Tech's patents, urea (see Item 2 "Description of Property"). Competition will also come from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or derating of units, and sale or trade of pollution credits. Utilization by customers of such processes or business practices or combinations thereof may adversely affect Fuel Tech's pricing and participation in the NOx control market if customers elect to comply with regulations by methods other than Fuel Tech's NOxOUT or NOxOUT CASCADE Processes. See above text under the captions "Products" and “NOx Reduction Competition.”

Competition in the FUEL CHEM markets includes chemicals sold by specialty chemical and combustion engineering companies, such as GE Infrastructure, Ashland Inc. and Environmental Energy Services, Inc. As noted previously, no substantive competition currently exists for Fuel Tech's TIFI technology, which is designed primarily for slag control and SO3 abatement. However, there can be no assurance that such lack of substantive competition will continue.

(iii) Dependence on Regulations and Enforcement

Fuel Tech's business is significantly impacted by the regulatory environment surrounding the markets in which it serves. Fuel Tech’s business will be adversely impacted to the extent that regulations are repealed or amended to significantly reduce the level of required NOx reduction, or to the extent that regulatory authorities minimize enforcement. See also the text above under the caption “Regulations and Markets.”

(iv) Protection of Patents and Proprietary Rights

Fuel Tech holds licenses to or owns a number of patents and also has patents pending. There can be no assurance that pending patent applications will be granted or that outstanding patents will not be challenged or circumvented by competitors. Certain critical technology relating to Fuel Tech's products is protected by trademark and trade secret laws and by confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that Fuel Tech will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights. See Item 2 “Description of Property.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Fuel Tech’s products are generally protected by U.S. and non-U.S. patents. Fuel Tech owns 88 granted patents worldwide and has seven patent applications pending in the United States and 20 pending in non-U.S. jurisdictions. These patents cover some 36 inventions, 23 associated with the NOx reduction business; eight associated with the FUEL CHEM business; and five associated with non-commercialized technologies. These inventions represent significant enhancements of the application and performance of the technologies. Further, Fuel Tech believes that the protection provided by the numerous claims in the above referenced patents or patent applications is substantial, and affords Fuel Tech a significant competitive advantage in its business. Accordingly, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on Fuel Tech’s business.

Apart from its intellectual property, the property of Fuel Tech is not material.

Fuel Tech and its subsidiaries operate from leased office facilities in Batavia, Illinois; Stamford, Connecticut; and Gallarate, Italy. Fuel Tech does not segregate any of its leased facilities by operating business segment. The terms of the two material agreements are as follows:

•
The Batavia, Illinois building lease term, for approximately 18,000 square feet, runs from June 1, 1999 to May 31, 2009. Fuel Tech has the option to extend the lease term for two successive terms of five years each at market rates to be agreed upon between Fuel Tech and the lessor.

•
The Stamford, Connecticut building lease term, for approximately 7,000 square feet, runs from February 1, 2004 to January 31, 2010. Fuel Tech has the option to extend the lease term for one successive term of five years at a market rate to be agreed upon between Fuel Tech and the lessor.

Please refer to Note 7 to the consolidated financial statements for a further discussion of these arrangements.

ITEM 3. LEGAL PROCEEDINGS

Fuel Tech has no pending litigation material to its business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market

Fuel Tech's Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc.

Prices

The table below sets forth the high and low sales prices during each calendar quarter since January 2005.

2006	High	Low
Fourth Quarter	$27.44	$14.40
Third Quarter	16.45	10.07
Second Quarter	18.80	11.15
First Quarter	16.75	8.11

2005
Fourth Quarter	$10.12	$7.24
Third Quarter	10.13	5.75
Second Quarter	7.20	5.10
First Quarter	6.85	4.60

Dividends

Fuel Tech has not to date paid dividends on its Common Shares and is not expected to do so in the foreseeable future.

Holders

Based on information from Fuel Tech’s Transfer Agent, as of February 16, 2006, there were 305 registered holders of Fuel Tech’s Common Shares. Management believes that, on such date, there were approximately 15,924 beneficial holders of Fuel Tech’s Common Shares.

Transfer Agent

The Transfer Agent and Registrar for the Common Shares is Mellon Investor Services, LLC, 480 Washington Boulevard, Jersey City, New Jersey 07310.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2006, under which the securities of Fuel Tech were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,414,200	$13.02	866,000

(1)	Includes Common Shares of Fuel Tech authorized for awards under Fuel Tech’s Incentive Plan, as amended through June 3, 2004.

Performance Graph

The following line graph compares (i) Fuel Tech’s total return to shareholders per share of Common Stock for the five years ended December 31, 2006 to that of (ii) the NASDAQ Composite index, and (iii) the WilderHill Clean Energy Index for the period December 31, 2001 through December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2006. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2006, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31
CONSOLIDATED STATEMENT of OPERATIONS DATA	2006	2005	2004	2003	2002
(in thousands of U.S. dollars, except for share data)

Net sales	$75,115	$52,928	$30,832	$35,736	$32,627
Selling, general and administrative and other costs and expenses	25,953	18,655	14,130	12,978	11,777
Operating income	10,733	7,155	136	969	2,618
Net income	6,826	7,588	1,572	1,120	3,057

Basic income per Common Share	$0.32	$0.38	$0.08	$0.06	$0.16
Diluted income per Common Share	$0.28	$0.33	$0.07	$0.05	$0.14
Weighted-average basic shares outstanding	21,491,000	20,043,000	19,517,000	19,637,000	19,350,000
Weighted-average diluted shares outstanding	24,187,000	23,066,000	22,155,000	22,412,000	22,437,000

	December 31
CONSOLIDATED BALANCE SHEET DATA	2006	2005	2004	2003	2002
(in thousands of U.S. dollars, except for share data)

Working capital	$38,715	$19,590	$11,292	$10,973	$13,930
Total assets	65,660	44,075	23,828	21,598	25,869
Long-term obligations	500	448	505	299	2,059
Total liabilities	18,005	14,939	4,873	4,287	9,064
Shareholders' equity	47,655	29,136	18,955	17,311	16,805
Net tangible book value per share	$1.83	$1.12	$0.70	$0.61	$0.64

Notes:

(1) Shareholders’ equity includes $277,000 principal amount of nil coupon non-redeemable perpetual loan notes. See Note 5 to the consolidated financial statements.

(2) Net tangible book value per share assumes full conversion of Fuel Tech’s nil coupon non-redeemable perpetual loan notes into shares of Fuel Tech’s Common Shares.

(3) Net tangible book value per share is defined as shareholders’ equity less intangible assets, divided by weighted average shares outstanding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Fuel Tech, Inc. (“Fuel Tech”) has two broad technology segments that provide advanced engineering solutions to meet the pollution control, efficiency improvement, and operational optimization needs of energy-related facilities worldwide. They are as follows:

Nitrogen Oxide (“NOx”) Reduction Technologies

The nitrogen oxide (“NOx”) reduction technology segment includes the NOxOUT, NOxOUT CASCADE, NOxOUT ULTRA and NOxOUT-SCR processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. Fuel Tech distributes its products through its direct sales force, licensees and agents.

Fuel Treatment Chemicals

The fuel treatment chemicals technology segment uses chemical processes, including TIFI Targeted In-Furnace Injection technology, to control slagging, fouling, corrosion, opacity, acid plume and loss on ignition, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide and NOx in furnaces and boilers. Fuel Tech sells its fuel treatment chemicals through its direct sales force and agents to industrial and utility power-generation facilities.

The key market dynamic for both technology segments is the continued use of coal as the principal fuel source for global electricity production. Coal accounts for approximately 50% of all U.S. electricity generation, with U.S. government projections calling for an increase to approximately 57% by 2030. Coal’s share of global electricity generation is forecast to remain at approximately 41% through 2030. Major coal consumers include the United States, the PRC and India.

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

Fuel Tech’s construction contracts are typically six to twelve months in length. A typical contract will have three or four critical milestones that serve as the basis for Fuel Tech to invoice the customer. At a minimum, the milestones will include the generation of engineering drawings, the shipment of equipment and the completion of a system performance test.

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

Fuel Tech has installed over 400 units with the technology and has never failed to meet a performance guarantee when the customer has provided the required operating conditions for the project. As part of the project implementation process, Fuel Tech will perform system start-up and optimization services that effectively serve as a test of actual project performance. Fuel Tech believes that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

Allowance for doubtful accounts

Fuel Tech, in order to control and monitor the credit risk associated with its customer base, reviews the credit worthiness of customers on a recurring basis. Factors influencing the level of scrutiny include the level of business the customer has with Fuel Tech, the customer’s payment history and the customer’s financial stability. Representatives of Fuel Tech’s management team review all past due accounts on a weekly basis to assess collectibility. At the end of each reporting period, the allowance for doubtful accounts balance is reviewed relative to management’s collectibility assessment and is adjusted if deemed necessary. Fuel Tech’s historical credit loss has been insignificant.

Assessment of potential impairments of goodwill and intangible assets

Effective January 1, 2002, Fuel Tech adopted FASB (Financial Accounting Standards Board) Statement No. 142, “Goodwill and Other Intangible Assets.” Under the guidance of this statement, goodwill and indefinite-lived intangible assets are no longer amortized, but rather, are required to be reviewed annually or more frequently if indicators arise, for impairment. The evaluation of impairment involves comparing the current fair value of the business to the carrying value. Fuel Tech uses a discounted cash flow model (DCF) to determine the current fair value of its two reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Fuel Tech reviews other intangible assets, which include a customer list, a covenant not to compete and patent assets, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated.

Valuation allowance for deferred income taxes

Deferred tax assets represent deductible temporary differences and net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized.

At the end of each reporting period, Fuel Tech reviews the realizability of the deferred tax assets. As part of this review, Fuel Tech will consider if there are taxable temporary differences that could generate taxable income in the future, if there is the ability to carryback the net operating losses or credits, if there is a projection of future taxable income, and if there are any tax planning strategies which can be readily implemented.

Stock-Based Compensation

Fuel Tech recognizes compensation expense for employee equity awards in which the expense (net of tax) is recognized ratably over the requisite service period of the award. Fuel Tech utilizes the Black-Scholes option-pricing model to estimate the fair value of awards. Determining the fair value of stock options using the Black-Scholes model requires judgment, including estimates for (1) risk-free interest rate - an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Fuel Tech’s Common Stock for a period equal to the expected life of the option; and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations. If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted.

Recently Adopted Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for Fuel Tech for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on Fuel Tech’s consolidated financial statements.

On January 1, 2006, Fuel Tech adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)), which requires the company to recognize compensation expense for stock-based compensation based on the grant date fair value. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB 25). Fuel Tech elected the modified prospective application method for adoption, therefore prior period financial statements have not been restated. As a result of the implementation of 123(R), Fuel Tech recognized additional compensation expense of $1,805,000 ($1,268,000 after-tax) related to stock options. See the notes to the consolidated financial statements for additional information.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (FIN 48), FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 is effective for Fuel Tech on January 1, 2007. Management has determined that the adoption of FIN 48 will not have a material impact on Fuel Tech’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Fuel Tech on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on Fuel Tech’s consolidated financial statements.

2006 versus 2005

Net sales for the years ended December 31, 2006 and 2005 were $75,115,000 and $52,928,000, respectively. The year over year increase of $22,187,000, or 42%, reflects an increase of $13,804,000 from the nitrogen oxide (NOx) reduction technology segment and an increase of $8,389,000 from the fuel treatment chemical technology segment.

Revenues for the NOx reduction technology segment were $46,454,000 in 2006, an increase of $13,804,000, or 42%, over 2005. This segment continues to experience a high level of order activity as utilities and industrial facilities that are impacted by the Environmental Protection Agency’s (EPA) State Implementation Plan (SIP) Call regulation and other recently introduced regulatory mandates continue to utilize Fuel Tech’s technology as an important element of their ongoing regulatory compliance strategy.

Revenues for the Fuel Treatment Chemical business segment were $28,661,000 in 2006, an increase of $8,389,000, or 41%, over 2005. This segment’s growth is indicative of the continued market acceptance of Fuel Tech’s patented TIFI™ Targeted In-Furnace Injection™ technology, particularly on coal-fired units, which represent the largest market opportunity for the technology, both domestically and abroad. Fuel Tech’s oil-fired business was negatively impacted by the high price of oil during 2006.

Fuel Tech’s TIFI technology alleviates the slagging and fouling issues associated with burning coals that are high in low-melting-point ash constituents, such as sodium and iron. Powder River Basin (PRB) coal, which accounts for approximately 42% of the coal burned in the United States today to generate electricity, and Illinois Basin coal, are two examples of coal sources that have high levels of low-melting-point ash constituents. There are coal seams across the country that provide utility units with slagging and fouling issues. Additionally, demonstrations have recently been performed on utility units that burn higher sulfur coals. High sulfur coals represent an additional market opportunity for Fuel Tech, particularly as environmental regulations require coal-fired utility units to install sulfur reduction technologies. When high-sulfur coal is used on a unit that has a Selective Catalytic Reduction (SCR) system, sulfur trioxide (SO3) and acid plume issues are created, which are a key concern in many utility and industrial operations today. Fuel Tech’s TIFI Targeted In-Furnace Injection technology provides a solution for these issues.

Cost of sales as a percentage of net sales for the years ended December 31, 2006 and 2005 was 51%. The cost of sales percentage for 2006 for the NOx reduction segment increased to 57% from 51% in 2005. The increase is attributable to the mix of project business. For the fuel treatment chemical segment, the cost of sales percentage decreased to 42% in 2006 from 50% in 2005. The decrease is due to the timing of revenue recognition on cost-share demonstrations and to leveraging fixed costs on higher revenue-generating coal-fired utility units.

Selling, general and administrative expenses for the years ended December 31, 2006 and 2005 were $23,901,000 and $17,414,000, respectively. The $6,487,000 year over year increase over 2005 is attributable to the following:

•	Fuel Tech recorded $1,805,000 in stock compensation expense in accordance with Statement 123(R), as discussed in Note 6 to the consolidated financial statements.

•	Fuel Tech realized an increase in revenue-related expenses in the amount of $1,500,000 as both technology segments had significantly improved revenue growth versus the comparable prior-year period.

•	Fuel Tech recorded an increase in human resource-related expenses of approximately $1,800,000 as staffing levels were increased in several areas in response to overall business growth.

•
Finally, Fuel Tech realized incremental expenses related to audit, tax, consulting and recruiting fees, all in support of achieving business growth. Of specific note are the costs that were incurred to domesticate Fuel Tech.

Research and development expenses were $2,052,000 and $1,241,000 for the years ended December 31, 2006 and 2005, respectively. Fuel Tech has established a more focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest income increase by almost $800,000 year over year, driven by higher average cash and short-term investment balances, and market interest rates versus those experienced in the prior year. The increase in other income is due largely to foreign exchange gains related to balances denominated in foreign currencies.

On a year-to-date basis, Fuel Tech recorded tax expense of $4,942,000. This amount primarily represents non-cash deferred tax expense related to taxable income recognized in 2006.

Fuel Tech’s income tax benefit of $419,000 for 2005 predominantly represented the recording of the reduction in the deferred tax asset valuation allowance representing the anticipated utilization of net operating loss and research and development tax credit carryforwards. Based on a review of both historical and projected taxable income, Fuel Tech concluded in 2005 that it was more likely than not that the net operating losses and the research and development tax credits would be utiized in subsequent periods and the valuation allowance was no longer required.

2005 versus 2004

Net sales for the years ended December 31, 2005 and 2004 were $52,928,000 and $30,832,000, respectively. The year on year increase of $22,096,000, or 72%, reflected gains from both the Nitrogen Oxide reduction (NOx) and Fuel Treatment Chemical business segments.

Revenues for the NOx product line were $32,650,000 in 2005, an increase of 124% over 2004. This business segment, which began to show increased strength in the second half of 2004, experienced a surge in order activity. Utilities and industrial facilities that are impacted by the Environmental Protection Agency’s (EPA) State Implementation Plan (SIP) Call regulation, which became effective on May 31, 2004, continued to prove that Fuel Tech’s technology is a viable tool in their ongoing regulatory compliance planning. Fuel Tech’s strategy in addressing this market has involved the development of alliance agreements with critical customers looking to finalize their compliance plans.

Revenues for the Fuel Treatment Chemical business segment were $20,272,000 in 2005, an increase of 25% over 2004. This segment’s growth, although indicative of the continued market acceptance of Fuel Tech’s patented TIFI Targeted In-Furnace Injection technology, would have been enhanced had revenues not been hampered by the following circumstances during 2005:

•
Demonstration programs - there were several demonstration programs during 2005, five of which did not yield commercial revenues at December 31, 2005. One was a no-cost demonstration at a critical coal-fired utility and one was a demonstration at a large coal-fired utility offered at 50% of commercial value. These two successful demonstrations had the impact of reducing revenue by approximately $500,000 and this revenue is non-recoverable. The other three demonstrations were structured on a cost-share basis and all were on coal-fired units. Under cost-share arrangements, during the demonstration period, Fuel Tech will invoice the customer at a specified percentage of the commercial price. At the end of the demonstration, if Fuel Tech meets the criteria for success that were established for the program, Fuel Tech will invoice the customer for the remaining percentage of the commercial price. These latter three demonstrations reached their evaluation date in the first quarter of 2006. If revenue was recognized at commercial pricing for these latter demonstrations, an incremental $600,000 in revenue would have been realized in 2005.

•
Coal supply chain issues - rail disruptions in the Powder River Basin during 2005 impacted several utilities’ ability to receive and burn Powder River Basin coal. The required repair and maintenance work on several rail lines impacted coal shipments in several parts of the country well into 2006. This market dynamic negatively impacted Fuel Tech’s revenue generating capability in 2005 as more than one critical Western-coal fired utility unit was forced to reduce capacity for an extended period of time due to transportation related shortages of Western coal deliveries. New sales initiatives were also negatively influenced by these issues as potential new customers were forced to delay their evaluation and implementation of the Fuel Chem technology.

•	Oil pricing - the high price of oil resulted in reduced oil-fired electricity generation in the United States. Fuel Tech’s oil-fired business was negatively impacted by this market dynamic in 2005.

Cost of sales as a percentage of net sales for the year ended December 31, 2005 declined to 51% from 54% in the prior year. This improvement was primarily attributable to the nitrogen oxide business, where the percentage decreased to 51% in 2005 from 58% in 2004. The decrease was attributable to the mix of project business. The cost of sales percentage for the fuel treatment chemical business increased to 50% in 2005 from 48% in 2004. The increase was due to the impact of the demonstration programs discussed above.

Selling, general and administrative expenses were $17,414,000 and $12,775,000 for the years ended December 31, 2005 and 2004, respectively. Of the $4,639,000 variance with 2004, almost $2,800,000 was due to employee-related costs including the wages and benefits resulting from the addition of new personnel; recruiting costs; and incentive compensation. Revenue-related internal and external commission accounted for $1,100,000 of the increase. The remainder of the variance was attributable to audit and audit-related fees for Sarbanes Oxley compliance and legal and consulting fees derived from Fuel Tech’s strategic desire to engage in business in new geographies.

Research and development expenses were $1,241,000 and $1,355,000 for the years ended December 31, 2005 and 2004, respectively. Fuel Tech continues to pursue commercial applications for technologies related to its core businesses, with a particular focus on its FUEL CHEM technologies.

The year over year increase in interest income resulted from higher average cash and short-term investment balances and increased market interest rates in 2005 versus 2004. The increase in other expenses was due largely to foreign exchange losses related to balances denominated in foreign currencies.

Fuel Tech’s income tax benefit of $419,000 for 2005 predominantly represented the recording of the reduction in the deferred tax asset valuation allowance representing the anticipated utilization of net operating loss and research and development tax credit carryforwards. Based on a review of both historical and projected taxable income, Fuel Tech concluded that it was more likely than not that the net operating losses and the research and development tax credits would be utiized in subsequent periods and the valuation allowance was no longer required.

Liquidity and Sources of Capital

At December 31, 2006, Fuel Tech had cash and cash equivalents and short-term investments of $32,405,000 and working capital of $38,715,000 versus $16,375,000 and $19,590,000 at the end of 2005, respectively. Operating activities provided $8,159,000 of cash during 2006, primarily due to the favorable operating results of the business segments. Investing activities used cash of $4,017,000 during 2006, as short-term investments were increased by $2,000,000 and $2,017,000 was utilized to support and enhance the operations of the business, principally for equipment related to the fuel treatment chemical technology segment. Fuel Tech generated cash related to the exercise of stock options in the amount of $9,770,000. Of this amount, $3,826,000 represents proceeds derived from the exercise price of options exercised in 2006, while $5,944,000 represents the excess tax benefits realized from the exercise of stock options in 2006.

Fuel Tech has a $25.0 million revolving credit facility expiring July 31, 2009. The facility is unsecured and bears interest at a rate of LIBOR plus 75 basis points. Fuel Tech can use this facility for cash advances and standby letters of credit.

At December 31, 2006, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $1,077,000 in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2006, there were no cash borrowings under the revolving credit facility and approximately $23,923,000 was available.

There were no interest payments made during the years ended December 31, 2006, 2005 or 2004.

In the opinion of management, Fuel Tech’s expected near-term revenue growth will be driven by the timing of penetration of the coal-fired utility marketplace via utilization of its TIFI technology, by utility and industrial entities’ adherence to the NOx reduction requirements of the various domestic environmental regulations, and by the expansion of both business segments in non-U.S. geographies. Fuel Tech expects its liquidity requirements to be met by the operating results generated from these activities.

Contractual Obligations and Commitments

In its normal course of business, Fuel Tech enters into agreements that obligate Fuel Tech to make future payments. The operating lease obligations noted below are primarily related to supporting the operations of the business.

Payments due by period in thousands of U.S. dollars

Contractual Cash Obligations	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Operating Leases	$1,388	$521	$827	$40	$-

Fuel Tech has a sublease agreement that obligates the lessee to make future payments to Fuel Tech. The sublease obligations noted below are related to a sublease agreement between Fuel Tech and American Bailey Corporation (ABC). ABC will reimburse Fuel Tech for its share of lease and lease-related expenses under Fuel Tech’s January 29, 2004 lease of its executive offices in Stamford, Connecticut. Please refer to Note 9 to the consolidated financial statements for a discussion of the relation between Fuel Tech and ABC.

Rental payments due to Fuel Tech by period in thousands of U.S. dollars

Contractual Cash Obligations	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Sublease	$250	$81	$162	$7	$-

Fuel Tech, in the normal course of business, uses bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

•	in support of the warranty period defined in the contract, or

•	in support of the system performance criteria that are defined in the contract

In addition, Fuel Tech uses letters of credit as security for other obligations as needed in the normal course of business. As of December 31, 2006, Fuel Tech has outstanding bank performance guarantees and letters of credit as noted in the table below:

Commitment expiration by period in thousands of U.S. dollars

Commercial Commitments	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Standby letters of credit and bank guarantees	$1,077	$1,077	$-	$-	$-

Off-Balance-Sheet Transactions

There were no off-balance-sheet transactions during the two year period ended December 31, 2006.

Forward-Looking Information

From time to time, information provided by Fuel Tech, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Annual Report) may contain statements that are not historical facts, so-called “forward-looking statements.” These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Fuel Tech’s actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third-party suppliers and intellectual property rights, risks in product and technology development and other risk factors detailed in the text under the caption “Risk Factors of the Business” in Item 1 “Business” under Part I of this Annual Report and in Fuel Tech’s Securities and Exchange Commission filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Fuel Tech does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Fuel Tech is also exposed to changes in interest rates primarily due to its long-term debt arrangement (refer to Note 8 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Fuel Tech’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, Fuel Tech’s management carried out an evaluation, with the participation of Fuel Tech’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Fuel Tech’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that Fuel Tech maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in “Internal Control—Integrated Framework” issued by the COSO.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Fuel Tech, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fuel Tech, Inc. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fuel Tech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Fuel Tech, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fuel Tech, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fuel Tech, Inc. as of December 31, 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2006 of Fuel Tech, Inc. and our report dated March 5, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share Based Payment, in 2006.

/s/ GRANT THORNTON, LLP
Chicago, Illinois
March 5, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders’
Fuel Tech, Inc.:

We have audited the accompanying consolidated balance sheet of Fuel Tech, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuel Tech, Inc. as of December 31, 2006 and the results of their operations and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2006 the Company changed the manner in which it accounts for share-based payments as a result of adopting the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is presented to comply with SEC reporting requirements and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fuel Tech Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2007 expressed an unqualified opinion on management’s assessment and an unqualified opinion on the effectiveness of Fuel Tech Inc.’s internal control over financial reporting.

/s/ GRANT THORNTON, LLP
Chicago, Illinois
March 5, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fuel Tech, Inc. (formerly FuelTech N.V.)

We have audited the accompanying consolidated balance sheet of Fuel Tech, Inc. as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at item 15(a) for each of the two years ended December 31, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuel Tech, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Chicago, Illinois
March 8, 2006

Fuel Tech, Inc.
Consolidated Balance Sheets

(in thousands of U.S. dollars, except share and per share data)

	2006	2005
December 31

ASSETS
Current assets:
Cash and cash equivalents	$24,405	$10,375
Short-term investments	8,000	6,000
Accounts receivable, net of allowances for doubtful accounts of $150 and $150, respectively	16,724	13,233
Inventories	203	358
Deferred income taxes	4,972	3,043
Prepaid expenses and other current assets	1,916	1,072
Total current assets	56,220	34,081

Equipment, net of accumulated depreciation of $8,845 and $7,900, respectively	4,051	4,045
Goodwill	2,119	2,119
Other intangible assets, net of accumulated amortization of $1,205 and $1,087, respectively	1,156	1,224
Deferred income taxes	885	1,579
Other assets	1,229	1,027
Total assets	$65,660	$44,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,632	$6,493
Accrued liabilities:
Employee and director compensation	4,457	2,331
Other accrued liabilities	5,416	5,667
Total current liabilities	17,505	14,491

Other liabilities	500	448
Total liabilities	18,005	14,939

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares
authorized, 22,086,728 and 20,424,133 shares issued, respectively	221	204
Additional paid-in capital	103,122	91,559
Accumulated deficit	(56,044)	(62,870)
Accumulated other comprehensive income (loss)	79	(39)
Nil coupon perpetual loan notes	277	282
Total shareholders' equity	47,655	29,136
Total liabilities and shareholders' equity	$65,660	$44,075

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Income

(in thousands of U.S. dollars, except share and per share data)

	2006	2005	2004
For the years ended December 31

Net sales	$75,115	$52,928	$30,832

Costs and expenses:
Cost of sales	38,429	27,118	16,566
Selling, general and administrative	23,901	17,414	12,775
Research and development	2,052	1,241	1,355
	64,382	45,773	30,696
Operating income	10,733	7,155	136

Interest income	1,011	244	65
Other income (expense)	24	(230)	(35)
Income before taxes	11,768	7,169	166
Income tax (expense) benefit	(4,942)	419	1,406
Net income	$6,826	$7,588	$1,572

Net income per Common Share:
Basic	$0.32	$0.38	$0.08
Diluted	$0.28	$0.33	$0.07

Weighted-average number of Common Shares outstanding:
Basic	21,491,000	20,043,000	19,517,000
Diluted	24,187,000	23,066,000	22,155,000

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Shareholders’ Equity

(in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Nil Coupon Perpetual Loan
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Notes	Total

Balance at January 1, 2004	19,621,503	$196	$89,698	$(72,030)	$48	118	$(1,133)	$532	$17,311
Comprehensive income:
Net income				1,572					1,572
Foreign currency translation adjustments					38				38
Comprehensive income									1,610
Exercise of stock options and warrants	25,402		34						34
Purchase of shares for retirement	(116,953)	(1)	(1,132)			(118)	1,133		-
Balance at December 31, 2004	19,529,952	$195	$88,600	$(70,458)	$86	-	$-	$532	$18,955

Comprehensive income:
Net income				7,588					7,588
Foreign currency translation adjustments					(125)				(125)
Comprehensive income									7,463
Exercise of stock options and warrants	855,720	9	1,221						1,230
Conversion of nil coupon perpetual loan notes into Common Shares	38,461		250					(250)	-
Tax benefit from stock compensation expense			1,488						1,488
Balance at December 31, 2005	20,424,133	$204	$91,559	$(62,870)	$(39)	-	$-	$282	$29,136

Comprehensive income:
Net income				6,826					6,826
Foreign currency translation adjustments					118				118
Comprehensive income									6,944
Exercise of stock options and warrants	1,661,826	17	3,809						3,826
Conversion of nil coupon perpetual loan notes into Common Shares	769		5					(5)	-
Tax benefit from stock compensation expense			5,944						5,944
Stock compensation expense			1,805						1,80544
Balance at December 31, 2006	22,086,728	$221	$103,122	$(56,044)	$79	-	$-	$277	$47,655

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	2006	2005	2004
For the years ended December 31

OPERATING ACTIVITIES
Net income	$6,826	$7,588	$1,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,961	1,566	1,225
Amortization	118	127	137
Provision for doubtful accounts	-	26	92
Loss on equipment disposals/impaired assets	-	32	109
Deferred income tax	(1,235)	(2,978)	(1,520)
Current stock compensation expense	1,805	-	-
Changes in operating assets and liabilities:
Accounts receivable	(3,491)	(5,901)	(1,355)
Inventories	155	(47)	-
Prepaid expenses, other current assets
and other noncurrent assets	(1,046)	(439)	(197)
Accounts payable	1,139	3,788	461
Accrued liabilities and other
noncurrent liabilities	1,927	6,278	125
Other	-	3	65
Net cash provided by operating activities	8,159	10,043	714

INVESTING ACTIVITIES
Proceeds from sale of equipment	-	-	13
Purchases of short-term investments	(2,000)	(3,500)	-
Purchases of equipment and patents	(2,017)	(2,792)	(2,080)
Net cash used in investing activities	(4,017)	(6,292)	(2,067)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	3,826	1,230	34
Income tax benefit from exercise of stock options	5,944	1,488	-
Net cash provided by financing activities	9,770	2,718	34

Effect of exchange rate fluctuations on cash	118	(125)	38
Net increase (decrease) in cash and cash equivalents	14,030	6,344	(1,281)
Cash and cash equivalents at beginning of year	10,375	4,031	5,312
Cash and cash equivalents at end of year	$24,405	$10,375	$4,031

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Fuel Tech, Inc. (“Fuel Tech”) is a company that provides advanced engineering solutions for the optimization of combustion systems in utility and industrial applications. Fuel Tech’s primary focus is on the worldwide marketing and sale of its NOxOUT® Process and related technologies as well as its FUEL CHEM® fuel treatment chemical product line. The NOxOUT Process reduces nitrogen oxide (“NOx”) emissions from boilers, furnaces and other stationary combustion sources. Fuel Tech’s FUEL CHEM program is based on proprietary TIFI™ Targeted In-Furnace Injection™ technology in the unique application of specialty chemicals to improve the performance of combustion units. Fuel Tech’s business is materially dependent on the continued existence and enforcement of air quality regulations, particularly in the United States. Fuel Tech has expended significant resources in the research and development of new technologies in building its proprietary portfolio of air pollution control, fuel treatment chemicals, computer modeling and advanced visualization technologies.

International revenues were $17.5 million, $11.2 million and $4.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts represented 23%, 21% and 15% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages.

Basis of Presentation

The consolidated financial statements include the accounts of Fuel Tech and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

Originally incorporated in 1987 under the laws of the Netherlands Antilles as FuelTech N.V., effective September 30, 2006, Fuel Tech changed its place of incorporation from the Netherlands Antilles to the State of Delaware in a tax-free reorganization. In the reorganization, each outstanding share of FuelTech N.V. Common Stock held by our stockholders was converted into one share of Fuel Tech, Inc. Common Stock. The shares exchanged were all of Fuel Tech, Inc.’s issued and outstanding shares immediately after the reorganization. The number of shares of Fuel Tech, Inc.’s Common Stock outstanding immediately after the reorganization was the same as the number of shares of FuelTech N.V. Common Stock outstanding immediately prior to the reorganization. In connection with this reorganization, all option agreements and warrant rights to purchase shares of FuelTech N.V. Common Stock were converted into option agreements and warrant rights to purchase shares of Fuel Tech, Inc. Common Stock.

In addition to the reorganization, Fuel Tech, Inc. adopted a tax-free plan of merger whereby two of Fuel Tech, Inc.’s wholly owned United States subsidiaries were merged with and into Fuel Tech, Inc. as of December 31, 2006.

Reclassifications

Certain amounts included in prior year financial statements have been reclassified to conform to the current year presentation. Fuel Tech has reclassified the patent impairment losses recognized in 2005 and 2004 in the amounts of $30,000 and $113,000, respectively, in the consolidated statements of income from the line item “Other (expense) income, net” to the “Research and development” line item. In addition, Fuel Tech has reclassified $1,049,000 in billings in excess of costs and estimated earnings on uncompleted contracts as of December 31, 2005 to conform to current year presentation. Costs and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable on the consolidated balance sheet, while billings in excess of costs and estimated earnings on uncompleted contracts are included in other accrued liabilities on the consolidated balance sheet.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Financial Instruments

Fuel Tech includes cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. Short-term investments consist of highly-liquid, municipal variable rate demand notes, which are recorded at cost, and have been classified as available for sale securities. The cost of these securities closely approximates their fair market value due to their variable interest rates, which typically reset every 28 days. Generally, securities held have maturities of greater than 10 years and their classification as short-term results from their liquidity feature. Fuel Tech has never incurred realized or unrealized holding gains or losses on these securities. Income resulting from short-term investments is recorded as interest income.

At December 31, 2006, substantially all of Fuel Tech’s cash, cash equivalents and short-term investments are on deposit with three financial institutions.

Foreign Currency Risk Management

Fuel Tech's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Fuel Tech does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Accounts Receivable

Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on uncompleted contracts under the percentage of completion method. At December 31, 2006 and 2005, unbilled receivables were approximately $3,615,000 and $2,272,000, respectively. The allowance for doubtful accounts is established based on Fuel Tech’s historical level of write-off activity and management’s review of specific accounts at each reporting date.

Allowance for Doubtful Accounts

Fuel Tech, in order to control and monitor the credit risk associated with its customer base, reviews the credit worthiness of customers on a recurring basis. Factors influencing the level of scrutiny include the level of business the customer has with Fuel Tech, the customer’s payment history and the customer’s financial stability. Representatives of Fuel Tech’s management team review all past due accounts on a weekly basis to assess collectibility. At the end of each reporting period, the allowance for doubtful accounts balance is reviewed relative to management’s collectibility assessment and is adjusted if deemed necessary.

Goodwill and Other Intangibles

Effective January 1, 2002, Fuel Tech adopted Financial Accounting Standards Board (FASB) Statement No. 142, “Goodwill and Other Intangible Assets.” Under the guidance of this statement, goodwill and indefinite-lived intangible assets are no longer amortized, but rather, are required to be reviewed annually or more frequently if indicators arise for impairment. The evaluation of impairment involves comparing the current fair value of the business to the recorded value. Fuel Tech uses a discounted cash flow model (DCF) to determine the current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Fuel Tech allocates goodwill to reporting units based on the relative excess of fair value over carrying value of the reporting units. Fair value is determined as noted above. The ratio of each reporting unit’s excess of fair value over carrying value, to the total excess of fair value over carrying value, is used as the basis for the allocation of the goodwill balance. Fuel Tech’s annual fair value measurement test revealed no evidence of impairment.

Included with other intangible assets on the consolidated balance sheet are third-party costs related to the development of patents. As of December 31, 2006 and 2005, the net patent asset balance was $172,000 and $144,000, respectively. The third-party costs capitalized during the years ended December 31, 2006 and 2005 were $50,000 and $38,000, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.

Fuel Tech’s intellectual property has been the primary building block for the Air Pollution Control and Fuel treatment chemical product lines. The patents are essential to the generation of revenue for Fuel Tech’s businesses and are essential to protect Fuel Tech from competition in the markets in which it serves. These costs are being amortized on the straight-line method over a period of 10 years from the date of patent issuance. Patent maintenance fees are charged to operations as incurred. Further, the estimated amortization expense related to Fuel Tech’s intangible patent assets is expected to approximate $20,000 per year for the five-year period ending December 31, 2011.

Fuel Tech reviews other intangible assets, which include a customer list, a covenant not to compete and patent assets, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. Fuel Tech did not record an impairment loss in 2006, while the impact of impairment losses on Fuel Tech was $30,000 and $113,000 for the years ended December 31, 2005, 2004, respectively. Such amounts are recorded in the “Research and development” line item in the consolidated statements of income.

The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2006 and 2005, and the accumulated amortization and net intangible assset value in total for all other intangible assets.

Description of Other Intangible	Amortization period	(in thousands)
		2066	2005
Customer list	15 years	$1,198	$1,198
Patent asset	10 years	1,063	1,013
Covenant not to compete	6 years	100	100
Total cost		$2,361	$2,311
Less accumulated amortization		1,205	1,087
Total net intangible asset value		$1,156	$1,224

Equipment

Equipment is stated on the basis of cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives. The table below shows the depreciable life and equipment cost by asset class as of December 31, 2006 and 2005, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Equipment	Depreciable life	(in thousands)
		2006 Equipment Cost	2005 Equipment Cost
Field equipment	3-4 years	$8,365	$7,487
Computer equipment and software	2-3 years	2,857	2,805
Furniture and fixtures	3-10 years	1,652	1,631
Vehicles	3 years	22	22
Total cost		$12,896	$11,945
Less accumulated depreciation		8,845	7,900
Total net book value		$4,051	$4,045

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

At the end of each reporting period, for financial statement purposes, Fuel Tech reviews the realizability of the deferred tax assets. As part of this review, Fuel Tech will consider if there are taxable temporary differences that could generate taxable income in the future, if there is the ability to carryback the net operating losses or credits, if there is a projection of future taxable income, and if there are any tax planning strategies that can be readily implemented.

Stock-Based Compensation

Fuel Tech has one stock-based employee compensation plan, referred to as the 1993 Incentive Plan (1993 Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the 1993 Plan is 12.5% of outstanding shares calculated on a diluted basis. At December 31, 2006, Fuel Tech has 866,000 stock options available for issuance under the 1993 Plan.

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

Effective January 1, 2006, Fuel Tech adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)) using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Accordingly, results for prior periods have not been restated.

Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes (see Note 5). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes and of stock options and warrants. The following table sets forth the weighted-average shares used at December 31 in calculating earnings per share (in thousands):

	2006	2005	2004
Basic weighted-average shares	21,491	20,043	19,517
Conversion of unsecured loan notes	46	59	85
Unexercised options and warrants	2,650	2,964	2,553
Diluted weighted-average shares	24,187	23,066	22,155

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (FIN 48), FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. On January 17, 2007, the FASB affirmed it previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 is effective for Fuel Tech on January 1, 2007. Management has determined that the adoption of FIN 48 will not have a material impact on Fuel Tech’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Fuel Tech on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on Fuel Tech’s consolidated financial statements.

2. CONSTRUCTION CONTRACTS IN PROGRESS

The status of contracts in progress as of December 31, 2006 and 2005, is as follows:

(in thousands)	2006	2005
Costs incurred on uncompleted contracts	$18,696	$12,020
Estimated earnings	13,810	11,442
Earned revenue	32,506	23,462
Less billings to date	31,524	25,179
Total	$982	$(1,717)
Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,615	$2,272
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,633)	(3,989)
Total	$982	$(1,717)

Costs and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable on the consolidated balance sheet, while billings in excess of costs and estimated earnings on uncompleted contracts are included in other accrued liabilities on the consolidated balance sheet.

As of December 31, 2006 and 2005 Fuel Tech had no construction contracts in progress that were identified as loss contracts.

3. TAXATION

The components of income (loss) before taxes for the years ended December 31 are as follows (in thousands):

Origin of income (loss) before taxes	2006	2005	2004
United States	$13,279	$7,823	$1,218
Foreign	(1,511)	(654)	(1,052)
Income before taxes	$11,768	$7,169	$166

Significant components of the income tax benefit for the years ended December 31 are as follows (in thousands):

	2006	2005	2004
Current:
Federal	$144	$582	$20
State	29	455	94
Other	60	34	-
Total current	$233	1,071	114
Deferred:
Federal	4,314	2,179	1,512
State	180	630	204
Change in valuation allowance	215	(4,299)	(3,236)
Total deferred	4,709	(1,490)	(1,520)
Income tax expense (benefit)	$4,942	$(419)	$(1,406)

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax benefit in the consolidated statements of income for the years ended December 31 is as follows (in thousands):

	2006	2005	2004
Provision at the U.S. federal statutory rate	$4,119	$2,509	$58
State taxes, net of federal benefit	187	369	94
Foreign losses without tax benefit	588	263	368
Research credits	(229)	(339)	-
Other	62	1,078	-
Valuation allowance adjustment	215	(4,299)	(1,926)
Income tax benefit	$4,942	$(419)	$(1,406)

The table below depicts the data above on a percentage basis:

	2006	2005	2004
Provision at the U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.6%	5.1%	56.6%
Foreign losses without tax benefit	5.0%	3.7%	221.7%
Research credits	(1.9)%	(4.7)%	-%
Other	.5%	15.1%	-%
Valuation allowance adjustment	1.8%	(60.0)%	(1,160.3)%
Income tax benefit	42.0%	(5.8)%	(847.0)%

The deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Research and development credit	$2,296	$1,663
Net operating loss carryforwards	2,116	2,268
Accrued liability for compensation	537	344
Stock compensation expense	526	-
Equipment	379	159
Alternative minimum tax credit	284	261
Warranty reserve	180	94
Accounts receivable	57	57
Deferred rent liability	37	42
Vacation accrual	33	28
Charitable contribution	14	8
Research and development asset	9	-

Total deferred tax assets	6,468	4,924
Valuation allowances for deferred tax assets	(260)	(45)
Deferred tax assets net of valuation allowances	$6,208	$4,879
Deferred tax liabilities:
Patents	(65)	(54)
Goodwill	(286)	(203)
Total deferred tax liabilities	(351)	(257)
Net deferred tax asset	$5,857	$4,622

Net deferred tax assets and liabilities are recorded as follows within the consolidated balance sheets:

Current assets	$4,972	$3,043
Long-term assets	885	1,579
Net deferred tax asset	$5,857	$4,622

Fuel Tech’s income tax benefit of $419,000 for 2005 predominantly represents the recording of the reduction in the deferred tax asset valuation allowance representing the anticipated utilization of net operating loss and research and development tax credit carryforwards. Based on a review of both historical and projected taxable income, Fuel Tech concluded that it was more likely than not that the net operating losses and the research and development tax credits would be utilized in subsequent periods and the valuation allowance was no longer required.

For the years ended December 31, 2006 and 2005 Fuel Tech recorded tax benefits from the exercise of stock options in the amount of $5,944,000 and $1,488,000 respectively. The amounts were recorded as an increase in additional paid-in capital on the consolidated balance sheets.

State and Federal Tax payments during the years ended December 31, 2006, 2005 and 2004 were $217,000, $326,000, and $76,000, respectively.

The management of Fuel Tech periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Fuel Tech transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Tax accruals for tax liabilities related to potential changes in judgments and estimates for both federal and state tax issues are included in current liabilities on the consolidated balance sheet.

At December 31, 2006, Fuel Tech has tax losses in the amount of $6,045,000 available in the United States to offset federal taxable income, and tax losses in the amount of $1,574,000 available to offset foreign income. The foreign loss carryforwards begin to expire in 2008 and at December 31, 2006 a full valuation allowance is recorded against this amount. The remaining domestic tax loss carryforwards expire as follows (in thousands):

2007	$2,325
2008	1,480
2009	220
2010	309
2011	884
2012	40
2021	117
2025	670
$6,045

4. COMMON SHARES

At December 31, 2006, Fuel Tech had 22,086,728 Common Shares issued, with an additional 45,556 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 5) and 2,414,200 shares reserved for issuance upon the exercise of stock options, 711,450 of which are currently exercisable (see Note 6).

5. NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

At December 31, 2006, 2005 and 2004, Fuel Tech had $277,000, $282,000, and $532,000 principal amount of nil coupon non-redeemable convertible unsecured perpetual loan notes (the “Loan Notes”) outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 or $11.43 per share. The Loan Notes bear no interest and have no maturity date. They are generally repayable only in the event of Fuel Tech’s dissolution and, accordingly, have been classified within shareholders’ equity in the accompanying balance sheet.

In 2006, Loan Notes in the principal amount of $5,000 were converted into 769 Common Shares, while in 2005 Loan Notes in the principal amount of $250,000 were converted into 38,461 Common Shares. There were no conversions in 2004.

6. STOCK OPTIONS AND WARRANTS

Fuel Tech has one stock-based employee compensation plan, referred to as the 1993 Incentive Plan (1993 Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the 1993 Plan is 12.5% of outstanding shares calculated on a diluted basis. In 2006, 2005 and 2004, 1,094,000, 557,000, and 408,000 options, respectively, were granted to employees and directors. At December 31, 2006, Fuel Tech has 866,000 stock options available for issuance under the 1993 Plan.

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

Effective January 1, 2006, Fuel Tech adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)) using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Accordingly, results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, Fuel Tech recorded stock-based compensation expense of $1,805,000 ($1,268,000 after-tax) for the year ended December 31, 2006.

The following table illustrates the effect on net income and earnings per share if Fuel Tech had applied the fair value recognition provisions of Statement 123(R) to options granted under Fuel Tech’s stock option plans in all periods presented. For purposes of this pro forma disclosure, as noted above, the value of the options is estimated using a Black-Scholes option pricing model.

For the year ended (in thousands)	2005	2004

Net income as reported	$7,588	$1,572

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	952	765
Pro forma net income	$6,636	$807

Basic and diluted income per share:
Basic - as reported	$.38	$.08
Basic - pro forma	$.33	$.04

Diluted - as reported	$.33	$.07
Diluted - pro forma	$.29	$.04

As of December 31, 2006, there was $12.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1993 Plan. That cost is expected to be recognized over a period of four years.

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

Based on the results of the model, the weighted-average fair value of the stock options granted during the 12-month period ended December 31, 2006 was $12.53 per share using the following assumptions:

	2006	2005	2004
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.64%	4.38%	3.60%
Expected volatility	60.7%	48.0%	62.3%
Expected life of option	5.2 years	4.0 years	4.0 years

The following table presents a summary of Fuel Tech’s stock option activity and related information for the years ended December 31:

	2006		2005		2004
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Outstanding at beginning of year	2,799,000	$4.29	2,810,000	$3.24	2,447,050	$3.00
Granted	1,094,000	22.06	557,000	7.84	408,000	4.67
Exercised	(1,332,925)	2.88	(529,250)	2.32	(19,425)	1.74
Expired or forfeited	(145,875)	5.91	(38,750)	5.97	(25,625)	4.82
Outstanding at end of year	2,414,200	$13.02	2,799,000	$4.29	2,810,000	$3.24

Exercisable at end of year	711,450	$5.22	1,687,375	$2.87	1,806,125	$2.65
Weighted-average fair value of
options granted during the year		$12.53		$3.35		$2.31

The following table provides additional information regarding Fuel Tech’s stock option activity for the 12 months ended December 31, 2006.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2006	2,799,000	$4.29
Granted	1,094,000	22.06
Exercised	(1,332,925)	2.88		$16,417
Expired or forfeited	(145,875)	5.92
Outstanding on December 31, 2006	2,414,200	$13.02	8.35 years	$31,422

Exercisable on December 31, 2006	711,450	$5.22	6.24 years	$3,714
Weighted-average fair value of
options granted during 2006		$12.53

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Prices

$2.55 - $5.10	709,200	6.39 years	$3.87	485,450	$3.64
$5.11 - $10.20	611,000	8.09 years	$7.44	166,000	$5.98
$10.21 - $17.84	317,500	9.31 years	$13.66	60,000	$15.95
$17.85 - $25.49	776,500	9.94 years	$25.49
$2.55 - $25.49	2,414,200	8.35 years	$13.02	711,450	$5.22

The weighted-average exercise price per nonvested stock award at grant date was $22.41 per share for the nonvested stock awards granted in 2006. Nonvested stock award activity for all plans for the 12 months ended December 31, 2006 was as follows:

	Nonvested Stock Outstanding	Weighted-Average Fair Value
Outstanding on January 1, 2006	1,111,625	$2.82
Granted	1,094,000	12.53
Released	(362,500)	3.59
Expired or forfeited	(140,375)	2.75
Outstanding on December 31, 2006	1,702,750	$8.90

On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, or Staff Position 123(R)-3. Fuel Tech has elected to adopt the alternative transition method provided in Staff Position 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to Statement 123(R). The alternative transition method simplifies the calculation of the beginning balance of the additional paid-in-capital pool, or APIC pool, related to the tax effect of employee stock-based compensation. This method also has subsequent impact on the APIC pool and the condensed consolidated statements of cash flows relating to the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement 123(R).

In addition to the above, Fuel Tech has 1,742,000 warrants outstanding to purchase Common Shares at an exercise price of $1.75. The warrants expire on April 30, 2008.

7. COMMITMENTS

Operating Leases

Fuel Tech leases office space, autos and certain equipment under agreements expiring on various dates through 2011. Future minimum lease payments under noncancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2006 are as follows (in thousands):

Year of Payment	Amount
2007	$521
2008	466
2009	361
2010	34
2011	6
Thereafter	0

For the years ended December 31, 2006, 2005 and 2004, rent expense approximated $829,000 $778,000 and $640,000, respectively.

Fuel Tech has a sublease agreement that obligates the lessee to make future payments. The sublease obligations noted below are related to a sublease agreement between Fuel Tech and American Bailey Corporation (ABC). ABC will reimburse Fuel Tech for its share of lease and lease-related expenses under Fuel Tech’s January 29, 2004 lease of its executive offices in Stamford, Connecticut. Please refer to Note 9 to the consolidated financial statements for a discussion of the relation between Fuel Tech and ABC. The future minimum lease payments under this noncancellable sublease as of December 31, 2006 are as follows (in thousands):

Year of Payment	Amount
2007	$81
2008	81
2009	81
2010	7
2011	-
Thereafter	-

The terms of the two primary lease arrangements are as follows:

• The Batavia, Illinois building lease term runs from June 1, 1999 to May 31, 2009. Fuel Tech has the option to extend the lease term for two successive terms of five years each at market rates to be agreed upon between Fuel Tech and the lessor.

• The Stamford, Connecticut building lease term runs from February 1, 2004 to January 31, 2010. Fuel Tech has the option to extend the lease term for one successive term of five years at a market rate to be agreed upon between Fuel Tech and the lessor. Fuel Tech was provided with a 10 month “free rent” period under this lease, and the total minimum lease payments are being amortized over the lease term. The deferred rent liability is $158,000 at December 31, 2006, of which $20,000 and $138,000 are recorded in current “Other accrued liabilities” and long-term “Other liabilities,” respectively, on the consolidated balance sheet. Under the sublease noted above, ABC was also provided with a 10-month “free rent” period, and the total minimum lease rentals are also being amortized over the lease term. The deferred rent receivable is $59,000 at December 31, 2006, of which $8,000 and $51,000 are recorded in current “Prepaid expenses and other current assets” and long-term “Other assets”, respectively, on the consolidated balance sheet.

None of Fuel Tech’s lease arrangements are adjusted based on an index feature.

Performance Guarantees

The majority of Fuel Tech’s long-term equipment construction contracts contain language guaranteeing that the performance of the system that is being sold to the customer will meet specific criteria. On occasion, bank performance guarantees and letters of credit are issued to the customer in support of the construction contracts as follows:

•	in support of the warranty period defined in the contract, or

•	in support of the system performance criteria that are defined in the contract

As of December 31, 2006, Fuel Tech has outstanding bank performance guarantees and letters of credit in the amount of $1,077,000 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. Management of Fuel Tech believes that these projects will be successfully completed and that there will not be a materially adverse impact on Fuel Tech’s operations from these bank performance guarantees and letters of credit.

Product Warranties

Fuel Tech issues a standard product warranty with the sale of its products to customers. Fuel Tech’s recognition of warranty liability is based, generally, on analyses of warranty claims experience in the preceding years. Changes in the warranty liability in 2006, 2005 and 2004 are summarized below:

(in thousands)	2006	2005	2004
Aggregate product warranty liability at beginning of year	$247	$137	$176
Aggregate accruals related to product warranties	280	160	663
Aggregate reductions for payments	(55)	(50)	(701)
Aggregate product warranty liability at end of year	$472	$247	$137

8. DEBT FINANCING

Fuel Tech has a $25.0 million revolving credit facility expiring July 31, 2009. The facility is unsecured and bears interest at a rate of LIBOR plus 75 basis points. Fuel Tech can use this facility for cash advances and standby letters of credit. As of December 31, 2006 and 2005, there were no outstanding borrowings on this facility.

At December 31, 2006, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $1,077,000 in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2006, there were no cash borrowings under the revolving credit facility and approximately $23,923,000 was available.

There were no interest payments made during the years ended December 31, 2006, 2005, or 2004.

9. RELATED PARTY TRANSACTIONS

As of December 31, 2006, Fuel Tech has a 6% common stock ownership interest in Clean Diesel Technologies, Inc. (CDT), which is being accounted for using the cost method. Fuel Tech is precluded from selling its interest in CDT except pursuant to a registration statement, or in a broker/dealer transaction within the limitations of Rule 144 of the Securities and Exchange Commission (SEC), or in an exempt private placement within the limitations of Rule 144 of the SEC. Fuel Tech’s investment in CDT, whose shares are publicly traded on the OTC Bulletin Board and the Alternative Investment Market of the London Stock Exchange, had a market value of $3.3 million at December 31, 2006 Fuel Tech also owns 25,000 warrants to purchase CDT common stock. The warrants have an exercise price of $2.00 and can be exercised on or before November 14, 2010. The value assigned to the warrants on the consolidated balance sheet at December 31, 2006 and 2005 is not significant.

On August 3, 1995, Fuel Tech signed a Management and Services Agreement with CDT. According to the agreement, CDT is to reimburse Fuel Tech for management, services and administrative expenses incurred by Fuel Tech on behalf of CDT. Additionally, Fuel Tech charges CDT an additional 3% of such costs annually. For the years ended December 31, 2006, 2005 and 2004, $71,000, $71,000 and $70,000, respectively, was charged to CDT as a management fee.

Pursuant to an assignment agreement of certain technology to CDT, Fuel Tech is due royalties from CDT of 2.5% of CDT’s annual revenue from sales of CDT’s Platinum Fuel Catalyst, commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $12 million commencing in 1998 and declining annually to $1,090,910 in 2008. CDT as assignee and owner will maintain the technology at its own expense. To date, Fuel Tech has received approximately $31,000 in royalties.

On April 30, 1998, Fuel Tech entered into an agreement with ABC for it to provide certain management and consulting services to Fuel Tech. Persons now or formerly associated with ABC currently own 22% of Fuel Tech’s Common Shares and warrants to purchase an additional 1.7 million shares, which expire on April 30, 2008. No fees were to be payable under the agreement for the first 24 months. This agreement was amended in 1999 to extend its term to April 30, 2002, and provide for the payment of a management fee of $10,417 per month commencing September 1, 1999, through May 1, 2000, and $20,833 per month until the termination of the agreement. The agreement was further amended effective May 1, 2002 to increase the management fee to $29,167 per month until the termination of the agreement as of April 30, 2004. Effective January 1, 2004, this agreement was terminated.

As of January 1, 2004, two former employees of ABC who were Directors of Fuel Tech became employees of Fuel Tech. Concurrently, in early 2004, a new agreement was put in place between Fuel Tech and ABC. Effective January 1, 2004, a compensation agreement was established whereby ABC will reimburse Fuel Tech for certain services that employees of Fuel Tech will provide to ABC. In addition, ABC is a sublessee under Fuel Tech’s January 29, 2004 lease of its executive offices in Stamford, Connecticut. ABC will reimburse Fuel Tech for its share of lease and lease-related expenses under the sublease agreement. Please refer to Note 7 to the consolidated financial statements for a further discussion of this topic. $24,000 is due from ABC at December 31, 2006 related to the compensation and sublease agreements.

10. DEFINED CONTRIBUTION PLAN

Fuel Tech has a retirement savings plan available for all U.S. employees who have met minimum length-of-service requirements. Fuel Tech’s contributions are determined based upon amounts contributed by Fuel Tech’s employees with additional contributions made at the discretion of Fuel Tech’s Board of Directors. Costs related to this plan were $612,000, $285,000 and $300,000 in 2006, 2005 and 2004, respectively.

11. BUSINESS SEGMENT, GEOGRAPHIC AND QUARTERLY FINANCIAL DATA

BUSINESS SEGMENT FINANCIAL DATA

Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:

• The NOx reduction technology segment, which includes the NOxOUT®, NOxOUT CASCADE®, NOxOUT ULTRA® and NOxOUT-SCR® processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources, and

• The fuel treatment chemicals technology segment, which uses chemical processes for the control of slagging, fouling, corrosion, opacity, acid plume, loss on ignition and sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the fuel using TIFI™ Targeted In-Furnace Injection™ technology.

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

Information about reporting segment net sales and gross margin are provided below:

(in thousands)

For the year ended December 31, 2006	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$46,454	$28,661	$-	$75,115
Cost of sales	26,328	11,932	169	38,429
Gross margin	20,126	16,729	(169)	36,686
Selling, general and administrative	-	-	23,901	23,901
Research and development	-	-	2,052	2,052
Operating income (loss)	$20,126	$16,729	$(26,122)	$10,733

For the year ended December 31, 2005	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$32,650	$20,272	$6	$52,928
Cost of sales	16,744	10,096	278	27,118
Gross margin	15,906	10,176	(272)	25,810
Selling, general and administrative	-	-	17,414	17,414
Research and development	-	-	1,241	1,241
Operating income (loss)	$15,906	$10,176	$(18,927)	$7,155

For the year ended December 31, 2004	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$14,602	$16,216	$14	$30,832
Cost of sales	8,458	7,797	311	16,566
Gross margin	6,144	8,419	(297)	14,266
Selling, general and administrative	-	-	12,775	12,775
Research and development	-	-	1,355	1,355
Operating income (loss)	$6,144	$8,419	$(14,427)	$136

GEOGRAPHIC SEGMENT FINANCIAL DATA

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	For the years ended December 31 (in thousands)
	2006	2005	2004

Net sales:
United States	$57,628	$41,721	$26,093
Foreign	17,487	11,207	4,739
	$75,115	$52,928	$30,832

December 31	2006	2005	2004
Assets:
United States	$62,190	$39,959	$21,641
Foreign	3,470	4,116	2,187
	$65,660	$44,075	$23,828

During 2006 and 2005, Fuel Tech realized 24.5% and 13.1%, respectively, of its revenues from one customer. This customer utilized the product line offered by Fuel Tech’s Nitrogen Oxide Reduction business segment.

QUARTERLY FINANCIAL DATA

Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2006 and 2005.

For the quarters ended:	March 31	June 30	September 30	December 31
(in thousands, except share data)

2006 (a)
Net sales	$17,121	$19,759	$20,173	$18,062
Cost of sales	9,056	10,112	10,042	9,219
Net income	1,350	1,958	2,060	1,458
Net income per Common Share:
Basic	$0.07	$0.09	$0.09	$0.07
Diluted	$0.06	$0.08	$0.09	$0.06

2005 (b)
Net sales	$12,051	$11,780	$12,821	$16,276
Cost of sales	6,397	6,053	6,467	8,201
Net (loss) income	753	3,172	1,048	2,615
Net (loss) income per Common Share:
Basic	$0.04	$0.16	$0.05	$0.13
Diluted	$0.03	$0.14	$0.05	$0.11

(a) The total of the diluted net income amounts per share for the four quarters ending December 31, 2006 does not sum to the amounts presented on the consolidated statement of income for the year ending December 31, 2006 due to rounding.

(b) Based on a review of both historical and projected taxable income, at June 30, 2005 Fuel Tech concluded that it was more likely than not that some portion of its net operating losses would be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance needed to be recorded. Fuel Tech recorded a reduction in the deferred tax asset valuation allowance of $2,200,000 in the second quarter of 2005 representing the anticipated utilization of net operating loss carryforwards in subsequent years.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Fuel Tech’s management carried out an evaluation, with the participation of Fuel Tech’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Fuel Tech’s disclosure controls and procedures, as of the end of the last fiscal quarter.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, Fuel Tech’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by Fuel Tech in the reports that Fuel Tech files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting and our Independent Registered Public Accounting Firm’s Attestation Report are included at Item 8.

Change in Internal Control Over Financial Reporting

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2006.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in Fuel Tech’s Proxy Statement related to the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated by reference.

Fuel Tech has adopted a Code of Ethics and Business Conduct (the “Code”) that applies to all employees, officers and directors, including the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code is available free of charge to any person on written or telephone request to Fuel Tech’s Investor Relations at the address or telephone number set out in Fuel Tech’s Annual Report to Shareholders. The Code is also available on Fuel Tech’s website at www.ftek.com.

The identities of the Fuel Tech directors and other information concerning the directors and executive officers of Fuel Tech and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in Fuel Tech’s Proxy Statement related to its 2007 Annual Meeting of Stockholders and is incorporated by reference.

The identities of and the employment history of Fuel Tech executive officers with Fuel Tech or its affiliates who are not directors are as follows:

Vincent M. Albanese, 58, has been Senior Vice President, Regulatory Affairs since February 28, 2007; previously he had been Senior Vice President, Advanced Technology and Regulatory Affairs since April 5, 2006; Senior Vice President, Air Pollution Control, Sales and Marketing since May, 2000; Vice President, Air Pollution Control since April, 1998 and Vice President, Sales and Marketing since 1990.

Ellen T Albrecht, 34, has been Vice President and Controller since December 7, 2006; previously she had been Controller since February 1, 2004; Accounting Manager since May, 2001; and Senior Accountant since July, 1996.

Vincent J. Arnone, 43, has been Senior Vice President, Treasurer and Chief Financial Officer since February 28, 2006; previously he had been Vice President, Treasurer and Chief Financial Officer since December, 2003; and Controller since May, 1999.

Stephen P. Brady, 50, became Senior Vice President, Sales and Marketing on April 5, 2006; previously he had been Senior Vice President, Fuel Chem since January, 2002; and Vice President, Fuel Chem since February, 1998.

William E. Cummings, Jr., 50, became Vice President, Sales on April 5, 2006; previously he had been Vice President, Air Pollution Control Sales since May, 2000; Director, Utility Sales since April, 1998; and Director, Eastern Region since 1994.

Kevin R. Dougherty, 45, became Vice President, Business Development and Marketing on April 5, 2006; previously he had been Vice President, Corporate Marketing and Procurement since December, 2005; Director, Marketing and Sales Administration, Air Pollution Control since November, 2000; and Manager, Contracts Administration, Air Pollution Control since 1999.

Timothy Eibes, 50, has been Vice President, Project Execution since August 21, 2006; previously he had been employed by Alliant Energy, Inc. since 1987, his last position being Vice President, Asset Management.

Tracy Krumme, 39, has been Vice President, Investor Relations and Corporate Communications since December 7, 2006; previously she had been Director, Investor Relations since September, 2002.

M. Linda Lin, 58, became Vice President, China/Pacific Rim on December 7, 2006; previously she had been Vice President Asia/Pacific since April 5, 2006; Marketing Manager since 1992; and Research Associate/Research Manager since 1990.

Michael P. Maley, 49, became Senior Vice President, International Business Development and Project Execution on April 5, 2006; previously he had been President and Chief Operating Officer of Alliant Energy Generation from 2001 to 2005; Vice President of Business Development of Calpine Corporation since 1998; and Vice President of Project Development of Cogentrix Energy LLC since 1993.

Nolan R. Schwartz, 56, became Vice President, Corporate Development on January 1, 2004; previously he had been a director of Fuel Tech, Inc., a former subsidiary of Fuel Tech, since 1998; and, prior to that, a principal of American Bailey Corporation.

Christopher R. Smyrniotis, 54, became Vice President, Fuel Chem Technologies on April 5, 2006; previously he had been Vice President, Fuel Chem Technology and Market Development since December, 2005; Director of Marketing and Technology, Fuel Chem since October, 1998; and Market Development manager since 1993.

William H. Sun, 50, became Vice President, Air Pollution Technologies on April 5, 2006; previously he had been Vice President and Chief Technology Officer since December, 2003; Vice President, Engineering and Technology since April , 1998; and Director of Process Engineering since 1990.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item will be set forth under the caption “Executive Compensation” in the Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item will be set forth under the caption “Principal Shareholders and Stock Ownership of Management” in the Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS,RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will be set forth under the caption “Approval of Appointment of Auditors” in the Proxy Statement and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          (1) Financial Statements

The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Fuel Tech, Inc. - Allowance for Doubtful Accounts:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2004	$311,000	92,000	(329,000)	$74,000
2005	$74,000	26,000	50,000	$150,000
2006	$150,000	-	-	$150,000

Fuel Tech, Inc. - Valuation Allowance for Deferred Tax Assets:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2004	$7,580,000	-	(3,236,000)	$4,344,000
2005	$4,344,000	-	(4,299,000)	$45,000
2006	$45,000	215,000	-	$260,000

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

^^	3.1	Certificate of Incorporation of Fuel Tech, Inc. filed September 30, 2006

^^	3.2	Certificate of Conversion of Fuel Tech, Inc. filed September 30, 2006

^^	3.3	By-Laws of Fuel Tech, Inc. adopted September 30, 2006

*	4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989

*	4.2	First Supplemental Instrument Constituting US $3,000,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990

**	4.3	Instrument Constituting US $6,000,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993

**	4.4	Form of Warrants issued April 30, 1998 evidencing right to purchase 3 million shares of Fuel-Tech N.V. Common Stock.

^^^	4.5	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004

☐	4.6	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement.

☐	4.7	Fuel Tech, Inc. Form of Non-Qualified Stock Option Agreement.

☐	4.8	Fuel Tech, Inc. Form of Incentive Stock Option Agreement.

^	4.9	The Business Loan Agreement dated as of July 31, 2006 between Wachovia Bank N.A. and Fuel Tech, Inc.

**	10.1	Securities Purchase Agreement dated as of March 23, 1998, between Fuel-Tech N.V., and the several Investors signatory thereto, including exhibits.

#&	10.2	License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process

#&	10.3	Amendment No. 1, dated February 28, 2000, to License Agreement of November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc.

☐☐☐☐	10.4	Employment Agreement as of February 28, 2006 between John (Johnny) F. Norris, Jr. and Fuel Tech, Inc.

^^^^	10.5	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers

☐☐	19.0
Those portions of the Proxy Statement to be distributed to Shareholders of Fuel Tech for the 2007 Annual Meeting of Shareholders of Fuel Tech, Inc. specifically incorporated by reference into this Annual Report on Form10-K.

☐	23.1	Consent of Independent Registered Public Accounting Firm

☐	23.2	Consent of Independent Registered Public Accounting Firm

☐	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

☐	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

☐	32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following are incorporated by reference from the documents indicated.

*	Filed with Registration Statement on Form 20-F, No. 000-21724 on August 26, 1993, as amended

**	Filed with Registrant’s Report on Form 6-K for the month of March 1998

†	Filed with Registrant’s Report on Form 20-F for the year 1997

☐	Filed herewith

☐☐	Filed with the Registrant’s definitive proxy material for its 2007 Annual Meeting

☐☐☐☐	Filed with Registrant’s report on Form 10-K for the year 2006

#	Confidential information removed and filed separately

&	Filed with Registrant’s report on Form 10-K for the year 1999

^	Filed with Registrant’s Form 8-K on August 10, 2006

^^	Filed with Registrant’s Form 8-K on September 30, 2006

^^^	Filed with Registration Statement on Form S-8 No. 333-137735 on October 2nd 2006

^^^^	Filed with Registrant’s Form 8-K on February 7, 2007

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2007	By:	/s/ John F. Norris Jr.
John F. Norris Jr.
Chief Executive Officer, President and Director

Date: March 6, 2007	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
Chief Financial Officer, Sr. Vice President and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.

Date: March 6, 2007

/s/ Ralph E. Bailey	Executive Chairman and Director
Ralph E. Bailey

/s/ Douglas G. Bailey	Deputy Chairman and Director
Douglas G. Bailey

/s/ Thomas J. Shaw	Director
Thomas J. Shaw

/s/ Miguel Espinosa	Director
Miguel Espinosa

/s/ Samer S. Khanachet	Director
Samer S. Khanachet

/s/ John D. Morrow	Director
John D. Morrow

/s/ Thomas L. Jones	Director
Thomas L. Jones

/s/ Charles W. Grinnell	Director, Vice President, General Counsel and Corporate Secretary
Charles W. Grinnell