Form 10-Q
period 2007-03-31
FUEL TECH, INC.
filed 2007-05-09
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-33059

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

Yes ☐       No ☒

As of April 20, 2007 there were outstanding 22,198,698 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the three-month period ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share data)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note B)
Assets
Current assets:
Cash and cash equivalents	$31,602	$24,405
Short-term investments	-	8,000
Accounts receivable, net of allowances for doubtful accounts of $150	14,303	16,724
Inventories	208	203
Deferred income taxes	4,972	4,972
Prepaid expenses and other current assets	1,686	1,916
Total current assets	52,771	56,220

Equipment, net of accumulated depreciation of $9,409 and $8,845, respectively	4,169	4,051
Goodwill	2,119	2,119
Other intangible assets, net of accumulated amortization of $1,233 and $1,205, respectively	1,134	1,156
Deferred income taxes	1,214	885
Other assets	1,064	1,229
Total assets	$62,471	$65,660

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,212	$7,632
Accrued liabilities	5,516	9,873
Total current liabilities	10,728	17,505

Other liabilities	1,252	500
Total liabilities	11,980	18,005

Shareholders' equity:

Common stock, $.01 par value, 40,000,000 shares authorized, 22,198,698 and 22,086,728 shares issued, respectively	222	221
Additional paid-in capital	105,248	103,122
Accumulated deficit	(55,333)	(56,044)
Accumulated other comprehensive loss	82	79
Nil coupon perpetual loan notes	272	277
Total shareholders' equity	50,491	47,655
Total liabilities and shareholders' equity	$62,471	$65,660

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share-data)

	Three Months Ended March 31
	2007	2006

Net sales	$16,262	$17,121

Costs and expenses:
Cost of sales	8,957	9,056
Selling, general and administrative	5,906	5,424
Research and development	554	351
	15,417	14,831

Operating income	845	2,290

Interest income	417	150
Other (expense) income, net	(41)	(18)
Income before taxes	1,221	2,422

Income tax expense	(429)	(1,072)

Net income	$792	$1,350

Net income per Common Share:
Basic	$0.04	$0.07
Diluted	$0.03	$0.06

Weighted-average number of Common Shares outstanding:
Basic	22,107,000	20,613,000
Diluted	24,653,000	23,708,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31
	2007	2006
Operating activities
Net cash used in operating activities	$(1,342)	$(582)

Investing activities
Sales (purchases) of short-term investments	8,000	(8,000)
Purchases of equipment and patents	(697)	(730)
Net cash provided by (used in) investing activities	7,303	(8,730)

Financing activities
Proceeds from exercise of stock options	506	2,763
Income tax benefit from exercise of stock options	727	1,068
Net cash provided by financing activities	1,233	3,831

Effect of exchange rate fluctuations on cash	3	23

Net increase (decrease) in cash and cash equivalents	7,197	(5,458)

Cash and cash equivalents at beginning of period	24,405	10,375

Cash and cash equivalents at end of period	$31,602	$4,917

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
(in thousands, except share and per share data)

Note A: Nature of Business

Fuel Tech, Inc. (“Fuel Tech”) is a technology company that provides advanced engineering solutions for the optimization of combustion systems in utility and industrial applications. Fuel Tech, Inc., originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., became domesticated in the United States on September 30, 2006, and continues as a Delaware corporation with its corporate headquarters at 512 Kingsland Drive, Batavia Illinois 60510-2299.

Note B: Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel Tech, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In addition to the reorganization, Fuel Tech, Inc. adopted a tax-free plan of merger whereby two of Fuel Tech, Inc.’s wholly owned United States subsidiaries were merged with and into Fuel Tech, Inc. on December 31, 2006.

Note C: Earnings per Share Data

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007	2006
Basic weighted-average shares	22,107,000	20,613,000
Conversion of unsecured loan notes	45,000	46,000
Unexercised options and warrants	2,501,000	3,049,000
Diluted weighted-average shares	24,653,000	23,708,000

Note D: Total Comprehensive Income

Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

	Three Months Ended March 31
	2007	2006

Comprehensive income:
Net income	$792	$1,350
Foreign currency translation	3	23
	$795	$1,373

Note E: Stock-Based Compensation

Fuel Tech has one stock based employee compensation plan, referred to as the 1993 Incentive Plan (1993 Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the 1993 Plan is 12.5% of outstanding shares calculated on a diluted basis. At March 31, 2007, Fuel Tech has 988,000 stock options available for issuance under the 1993 Plan.

Prior to January 1, 2006, Fuel Tech accounted for the stock options granted under the 1993 Plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation” (Statement 123). No stock based employee compensation cost was recognized in Fuel Tech’s historical Statements of Income prior to January 1, 2006 as all options granted under the 1993 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, Fuel Tech adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment” (Statement 123(R)) using the modified-prospective transition method. Under that transition method, compensation cost recognized for the quarter ended March 31, 2007 includes: (a) compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Accordingly, results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, Fuel Tech recorded stock-based compensation expense of $890 ($583 after-tax) for the quarter ended March 31, 2007. Fuel Tech recorded $227 (there was no tax impact) in stock-based compensation expense for the quarter ended March 31, 2006.

Prior to the adoption of Statement 123(R), Fuel Tech presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $727 excess tax benefit classified as a financing cash inflow on the Statement of Cash Flows for the three months ended March 31, 2007 would have been classified as an operating cash inflow if Fuel Tech had not adopted Statement 123(R).

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

Based on the results of the model, the weighted-average fair value of the stock options granted during the three-month period ended March 31, 2007 was $13.35 per share using the following assumptions:

	2007	2006
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.46%	4.70%
Expected volatility	56.8%	65.6%
Expected life of option	5.2 years	5.3 years

Stock option activity for Fuel Tech’s 1993 Plan for the three months ended March 31, 2007 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2007	2,414,200	$13.02
Granted	22,000	24.66
Exercised	(102,250)	4.95		$2,162
Expired or forfeited	(44,000)	19.10
Outstanding on March 31, 2007	2,289,950	$13.37	8.15 years	$30,618

Exercisable on March 31, 2007	633,700	$5.31	5.92 years	$3,365
Weighted-average fair value of
options granted during first three months of 2007		$13.35

The weighted-average exercise price per nonvested stock award at grant date was $24.66 per share for the nonvested stock awards granted in 2007. Nonvested stock award activity for all plans for the three months ended March 31, 2007 was as follows:

Nonvested Stock Outstanding
Outstanding on January 1, 2007	1,702,750
Granted	22,000
Released	(24,500)
Expired or forfeited	(44,000)
Outstanding on March 31	1,656,250

As of March 31, 2007, there was $11.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1993 Plan. That cost is expected to be recognized over a period of four years.

Note F: Debt

Fuel Tech has a $25.0 million revolving credit facility expiring July 31, 2009. The facility is unsecured and bears interest at a rate of LIBOR plus 75 basis points. Fuel Tech can use this facility for cash advances and standby letters of credit. As of March 31, 2007, there were no outstanding borrowings on this facility.

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

Reporting segment net sales and gross margin are provided below.

Three months ended March 31, 2007	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$8,609	$7,653	$-	$16,262
Cost of sales	5,027	3,895	35	8,957
Gross margin	3,582	3,758	(35)	7,305
Selling, general and administrative			5,906	5,906
Research and development			554	554
Operating income (loss)	$3,582	$3,758	$(6,495)	$845

Three months ended March 31, 2006	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$12,365	$4,756	$-	$17,121
Cost of sales	6,888	2,118	50	9,056
Gross margin	5,477	2,638	(50)	8,065
Selling, general and administrative			5,424	5,424
Research and development			351	351
Operating income (loss)	$5,477	$2,638	$(5,825)	$2,290

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended March 31
	2007	2006
Net sales:
United States	$14,007	$12,906
Foreign	2,255	4,215
	$16,262	$17,121

	March 31, 2007	December 31, 2006
Assets:
United States	$58,650	$62,190
Foreign	3,821	3,470
	$62,471	$65,660

Note H: Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, Fuel Tech adopted the provisions of FIN 48 on January 1, 2007.

Previously, Fuel Tech had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, Fuel Tech recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, Fuel Tech applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, Fuel Tech recognized an increase of approximately $86,000 in the liability for unrecognized tax benefits, of which, $81,000 was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

The amount of unrecognized tax benefits as of January 1, 2007, was $783,000. This amount includes $741,000 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.

Fuel Tech is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Fuel Tech is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

Fuel Tech recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense for all periods presented. Fuel Tech had accrued approximately $39,000 for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.

FUEL TECH, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the first quarter ended March 31, 2007 and 2006 were $16,262,000 and $17,121,000, respectively. The 5% percent decline versus prior year is due to a $3,756,000 reduction in revenues derived from the nitrogen oxide (NOx) reduction technology segment, which was partially offset by a $2,897,000 million increase in revenues derived from the fuel treatment chemical technology segment.

The NOx reduction technology segment generated revenues of $8,609,000 for the three months ended March 31, 2007, a reduction of $3,756,000 from the prior year, due primarily to the winding down of two NOx reduction projects in the People's Republic of China which had been signed in 2005, and contributed significantly to revenues in 2006. While revenues are down from the prior year, this segment is positioned well to capitalize on the next phase of increasingly stringent U.S. air quality standards, and interest in Fuel Tech’s retrofittable suite of technologies, both domestically and abroad, has never been greater. With the compliance for the Environmental Protection Agency’s (EPA) State Implementation Plan (SIP) Call regulation beginning to wind down, utilities and industrial facilities across the country are planning for compliance with the Clean Air Interstate Rule (CAIR) and the Clean Air Visibility Rule (CAVR), which take effect in 2009 and 2013, respectively. Thousands of utility and industrial boilers will be impacted by these regulations and Fuel Tech’s technologies will serve as an important element in enabling utility and industrial boiler unit owners to attain compliance.

The fuel treatment chemical technology segment generated revenues of $7,653,000 for the three months ended March 31, 2007, an increase of $2,897,000, or 61%, over the prior year. This segment’s growth is indicative of the continued market acceptance of Fuel Tech’s patented TIFI™ Targeted In-Furnace Injection™ technology, particularly on coal-fired units, which represent the largest market opportunity for the technology, both domestically and abroad. While the year on year growth is substantial, growth in this segment was hampered by utility maintenance outages in the first quarter of 2007. Thus far in 2007, Fuel Tech has added six new coal-fired units to its customer base.

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

Central to the FUEL CHEM® approach is the introduction of chemical reagents, such as magnesium hydroxide, to combustion units via in-body fuel application (pre-combustion) or via direct injection (post-combustion) utilizing Fuel Tech’s proprietary TIFI technology. By attacking performance-hindering problems, such as slagging, fouling, corrosion, opacity, acid plume and loss on ignition (LOI), as well as the formation of sulfur trioxide (SO3), ammonium bisulfate (ABS), particulate matter (PM2.5), carbon dioxide (CO2) and NOx, Fuel Tech’s programs offer numerous operational, financial and environmental benefits to owners of boilers, furnaces and other combustion units.

The principal markets for this product line are electric power plants burning coals with slag-forming constituents such as sodium and iron. Sodium is typically found in the Powder River Basin coals of Wyoming and Montana, while iron is typically found in coals produced in the Illinois Basin (IB) region. In addition, higher sulfur content is typical of IB coals and certain Appalachian coals and these can give rise to unacceptable levels of SO3 formation in plants with Selective Catalytic Reduction (SCR) systems and flue gas desulfurization units (scrubbers).

The combination of slagging coals and SO3-related issues, such as “blue plume” formation, air pre-heater fouling and corrosion, SCR fouling and the proclivity to suppress certain mercury removal processes, represents attractive market potential for Fuel Tech.

Cost of sales as a percentage of net sales for Fuel Tech for the three months ended March 31, 2007 and 2006 was 55% and 53%, respectively. The cost of sales percentage for the first quarter for the NOx reduction business increased to 58% from 56% in the comparable prior-year period, resulting from the mix of project business. For the fuel treatment chemical business, the cost of sales percentage increased to 51% in the first quarter of 2007 from 45% in 2006. The increase is due to the timing of revenue recognition on cost-share demonstrations and to the loss of leverage on fixed costs related to utility outages noted above.

Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 were $5,906,000 and $5,424,000, respectively. The $482,000 increase was partially attributable to the recording of $890,000 in stock compensation expense in accordance with Statement 123(R), as discussed in Note E above, in the first quarter of 2007. This amount was an increase of $663,000 over the prior year.

Research and development expenses for the three months ended March 31, 2007 and 2006 were $554,000 and $351,000, respectively. Fuel Tech has established a more focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

The $267,000 increase in interest income is driven by higher average cash and short-term investment balances versus those experienced in the prior year.

For the three months ended March 31, 2007, Fuel Tech recorded tax expense of $429,000. This amount represents deferred tax expense related to taxable income recognized in the first quarter of 2007. For the three months ended March 31, 2006, Fuel Tech recorded tax expense of $1,072,000.

Liquidity and Sources of Capital

At March 31, 2007, Fuel Tech had cash and cash equivalents and short-term investments of $31,602,000 and working capital of $42,043,000 versus $32,405,000 and $38,715,000 at the end of 2006, respectively. Operating activities used $1,342,000 of cash during the three-month period ended March 31, 2007, primarily due to the change in working capital from year end. Investing activities generated cash of $7,303,000 during the quarter ended March 31, 2007 as the decrease in short-term investments provided cash of $8,000,000 of which $697,000 was utilized to support and enhance the operations of the business, principally for equipment related to the fuel treatment chemical technology segment. Fuel Tech generated cash related to the exercise of stock options in the amount of $1,233,000. Of this amount, $506,000 represents proceeds derived from the exercise price of options exercised in the first three months of 2007, while $727,000 represents the excess tax benefits realized from the exercise of stock options in the first three months of 2007.

Forward-Looking Statements

Statements in this Form 10-Q that are not historical facts, so-called “forward-looking statements,” are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission. See “Risk Factors of the Business” in Item 1A, and also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Fuel Tech’s Form 10-K for the year ended December 31, 2006.

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

Date: May 8, 2007	By:	/s/ John F. Norris Jr.
John F. Norris Jr.
Director, President and Chief Executive Officer

Date: May 8, 2007	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
Chief Financial Officer, Sr. Vice President and Treasurer