Form 10-Q
period 2007-06-30
FUEL TECH, INC.
filed 2007-08-06
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
Yes ☐   No ☒

As of July 10, 2007 there were outstanding 22,298,647 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the six-month period ended June 30, 2007

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2007
	and December 31, 2006	1

	Condensed Consolidated Statements of Income for the Three and Six-
	Month Periods Ended June 30, 2007 and 2006	2

	Condensed Consolidated Statements of Cash Flows for the Six-
	Month Periods Ended June 30, 2007 and 2006	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	15
Item 6.	Exhibits	15

SIGNATURES		16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share data)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note B)
Assets
Current assets:
Cash and cash equivalents	$32,604	$24,405
Short-term investments	-	8,000
Accounts receivable, net of allowances for doubtful accounts of $150	15,517	16,724
Inventories	210	203
Deferred income taxes	4,866	4,972
Prepaid expenses and other current assets	1,255	1,916
Total current assets	54,452	56,220

Equipment, net of accumulated depreciation of $9,977 and $8,845, respectively	4,928	4,051
Goodwill	2,119	2,119
Other intangible assets, net of accumulated amortization of $1,261 and $1,205, respectively	1,106	1,156
Deferred income taxes	1,858	885
Other assets	1,892	1,229
Total assets	$66,355	$65,660

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$7,203	$7,632
Accrued liabilities	3,283	9,873
Total current liabilities	10,486	17,505

Other liabilities	1,263	500
Total liabilities	11,749	18,005

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 22,298,647 and 22,086,728 shares issued, respectively	223	221
Additional paid-in capital	109,068	103,122
Accumulated deficit	(55,051)	(56,044)
Accumulated other comprehensive income	94	79
Nil coupon perpetual loan notes	272	277
Total shareholders' equity	54,606	47,655
Total liabilities and shareholders' equity	$66,355	$65,660

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Net sales	$16,210	$19,759	$32,472	$36,880

Costs and expenses:
Cost of sales	9,083	10,112	18,040	19,168
Selling, general and administrative	6,563	6,039	12,469	11,463
Research and development	557	499	1,111	850
	16,203	16,650	31,620	31,481

Operating income	7	3,109	852	5,399

Interest income	419	247	836	397
Other expense	(30)	(1)	(71)	(19)
Income before taxes	396	3,355	1,617	5,777

Income tax expense	(114)	(1,397)	(543)	(2,469)

Net income	$282	$1,958	$1,074	$3,308

Net income per Common Share:
Basic	$0.01	$0.09	$0.05	$0.16
Diluted	$0.01	$0.08	$0.04	$0.14

Weighted-average number of Common Shares outstanding:
Basic	22,220,000	21,697,000	22,164,000	21,158,000
Diluted	24,679,000	24,230,000	24,666,000	24,004,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30
	2007	2006
Operating activities
Net cash used in operating activities	$(1,062)	$(708)

Investing activities
Sales (purchases) of short-term investments	8,000	(10,200)
Purchases of equipment and patents	(2,028)	(1,333)
Net cash provided by (used in) investing activities	5,972	(11,533)

Financing activities
Proceeds from exercise of stock options	785	2,880
Issuance of deferred shares of stock	1,110	-
Income tax benefit from exercise of stock options	1,379	2,788
Net cash provided by financing activities	3,274	5,668

Effect of exchange rate fluctuations on cash	15	74

Net increase (decrease) in cash and cash equivalents	8,199	(6,499)

Cash and cash equivalents at beginning of period	24,405	10,375

Cash and cash equivalents at end of period	$32,604	$3,876

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
(in thousands, except share and per-share data)

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

Note B:  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In addition to the reorganization, Fuel Tech, Inc. adopted a tax-free plan of merger whereby two of Fuel Tech, Inc.’s wholly owned U.S. subsidiaries were merged with and into Fuel Tech, Inc. on December 31, 2006.

Note C:  Earnings per Share Data

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Basic weighted-average shares	22,220	21,697	22,164	21,158
Conversion of unsecured loan notes	45	46	45	46
Unexercised options and warrants	2,414	2,487	2,457	2,800
Diluted weighted-average shares	24,679	24,230	24,666	24,004

Note D: Total Comprehensive Income

Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

in thousands of U.S. dollars	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Comprehensive income:
Net income	$282	$1,958	$1,074	$3,308
Foreign currency translation	12	51	15	74
	$294	$2,009	$1,089	$3,382

Note E:  Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the 1993 Incentive Plan (1993 Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1993 Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the 1993 Plan is 12.5% of outstanding shares calculated on a diluted basis. At June 30, 2007, Fuel Tech has 975,000 stock options available for issuance under the 1993 Plan.

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

Effective January 1, 2006, Fuel Tech adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the six months ended June 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Accordingly, results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, Fuel Tech recorded stock-based compensation expense of $1,780 ($1,134 after tax) for the quarter ended June 30, 2007. Fuel Tech recorded $839 ($556 after tax) in stock-based compensation expense for the comparable period in 2006.

For the six months ended June 30, 2007, Fuel Tech recorded stock-based compensation expense of $2,670 ($1,717 after tax) while for the comparable period in 2006, Fuel Tech recorded $1,066 ($743 after tax impact) in stock-based compensation expense.

Prior to the adoption of Statement 123(R), Fuel Tech presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,379 excess tax benefit classified as a financing cash inflow on the Statement of Cash Flows for the six months ended June 30, 2007 would have been classified as an operating cash inflow if Fuel Tech had not adopted Statement 123(R).

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

Based on the results of the model, the weighted-average fair value of the stock options granted during the six-month period ended June 30, 2007 was $14.05 per share using the following assumptions:

	2007	2006
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.78%	4.90%
Expected volatility	56.9%	64.0%
Expected life of option	5.1 years	5.3 years

Stock option activity for Fuel Tech’s 1993 Plan for the six months ended June 30, 2007 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2007	2,414,200	$13.02
Granted	116,500	25.80
Exercised	(163,250)	4.81		$3,823
Expired or forfeited	(55,000)	19.09
Outstanding on June 30, 2007	2,312,450	$14.09	8.03 years	$47,557

Exercisable on June 30, 2007	645,450	$7.33	6.08 years	$17,643
Weighted-average fair value of options granted during the six months ended June 30, 2007		$14.05

The weighted-average exercise price per nonvested stock award at grant date was $25.31 per share for the nonvested stock awards granted in 2007. Nonvested stock award activity for all plans for the six months ended June 30, 2007 was as follows:

Nonvested Stock Outstanding
Outstanding on January 1, 2007	1,702,750
Granted	116,500
Released	(97,250)
Expired or forfeited	(55,000)
Outstanding on June 30, 2007	1,667,000

As of June 30, 2007, there was $10.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the 1993 Plan. That cost is expected to be recognized over a period of four years.

In addition to the 1993 Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). This Deferred Plan, as originally approved, provided for deferral of director’s fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout. In the second quarter of 2007, Fuel Tech obtained stockholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock. Under the guidance of Statement 123(R), this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock, as equity awards as opposed to liability awards. In the second quarter of 2007, Fuel Tech recorded a credit of $1,110 to additional paid-in capital representing the fair value of the stock awards granted. The stock-based compensation related to the granted awards was not material.

Note F: Debt

Fuel Tech has a $25.0 million revolving credit facility expiring July 31, 2009. The facility is unsecured and bears interest at a rate of LIBOR plus 75 basis points. Fuel Tech can use this facility for cash advances and standby letters of credit. As of June 30, 2007, there were no outstanding borrowings on this facility.

Note G: Business Segment and Geographic Disclosures

Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:

• The NOx reduction technology segment, which includes the NOxOUT®, NOxOUT CASCADE®, NOxOUT ULTRA® and NOxOUT-SCR® processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources, and

• The fuel treatment chemical technology segment, which uses chemical processes for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel using TIFI™ Targeted In-Furnace Injection™ technology.

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

Reporting segment net sales and gross margin are provided below.

Three months ended June 30, 2007	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$7,648	$8,562	$-	$16,210
Cost of sales	4,745	4,304	34	9,083
Gross margin	2,903	4,258	(34)	7,127
Selling, general and administrative	-	-	6,563	6,563
Research and development	-	-	557	557
Operating income (loss)	$2,903	$4,258	$(7,154)	$7

Three months ended June 30, 2006	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$13,155	$6,604	$-	$19,759
Cost of sales	7,260	2,810	42	10,112
Gross margin	5,895	3,794	(42)	9,647
Selling, general and administrative	-	-	6,039	6,039
Research and development	-	-	499	499
Operating income (loss)	$5,895	$3,794	$(6,580)	$3,109

Six months ended June 30, 2007	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$16,257	$16,215	$-	$32,472
Cost of sales	9,772	8,199	69	18,040
Gross margin	6,485	8,016	(69)	14,432
Selling, general and administrative	-	-	12,469	12,469
Research and development	-	-	1,111	1,111
Operating income (loss)	$6,485	$8,016	$(13,649)	$852

Six months ended June 30, 2006	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$25,520	$11,360	$-	$36,880
Cost of sales	14,148	4,928	92	19,168
Gross margin	11,372	6,432	(92)	17,712
Selling, general and administrative	-	-	11,463	11,463
Research and development	-	-	850	850
Operating income (loss)	$11,372	$6,432	$(12,405)	$5,399

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Net sales:
United States	$11,584	$13,293	$25,591	$26,199
Foreign	4,626	6,466	6,881	10,681
	$16,210	$19,759	$32,472	$36,880

	June 30, 2007	December 31, 2006
Assets:
United States	$62,498	$62,190
Foreign	3,857	3,470
	$66,355	$65,660

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

Previously, Fuel Tech had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, Fuel Tech recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 % likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, Fuel Tech applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, Fuel Tech recognized an increase of approximately $86,000 in the liability for unrecognized tax benefits, of which $81,000 was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The amount of unrecognized tax benefits as of January 1, 2007 was $783,000. This amount includes $741,000 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.

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

In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements” (FAS No. 157). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. FAS No. 157 is effective for Fuel Tech beginning January 1, 2008. Fuel Tech is currently reviewing the provisions of FAS No. 157, but does not expect the provisions to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS No. 159). FAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for Fuel Tech beginning January 1, 2008. Fuel Tech does not expect FAS No. 159 to have a material impact on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position FIN 48-1 (FSP FIN 48-1) that amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Fuel Tech is currently reviewing the provisions of FSP FIN 48-1 and has not reached a conclusion as to whether the provisions of this FSP will have a material impact on Fuel Tech’s financial statements.

FUEL TECH, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the second quarter ended June 30, 2007 and 2006 were $16,210,000 and $19,759,000, respectively, while net sales for the six months ended June 30, 2007 and 2006 were $32,472,000 and $36,880,000, respectively. The 12% decline for the first half versus the prior year is due to a $9,263,000 reduction in revenues derived from the nitrogen oxide (NOx) reduction technology segment, which was partially offset by a $4,855,000 million increase in revenues derived from the fuel treatment chemical technology segment.

The NOx reduction technology segment generated revenues of $16,257,000 for the six months ended June 30, 2007, a reduction of $9,263,000 from the prior year in part due to timing on the receipt of new NOx reduction orders domestically and in part due to the winding down of two NOx reduction projects in the People’s Republic of China, which were signed in 2005 and contributed significantly to revenues in 2006. While revenues are down from the prior year for the second quarter and six months ended June 30, 2007, this segment is positioned well to capitalize on the next phase of increasingly stringent U.S. air quality standards, and interest in Fuel Tech’s retrofittable suite of technologies, both domestically and abroad, has never been greater. With the compliance for the Environmental Protection Agency’s (EPA) State Implementation Plan (SIP) Call regulation beginning to wind down, utilities and industrial facilities across the country are planning for compliance with the Clean Air Interstate Rule (CAIR) and the Clean Air Visibility Rule (CAVR), which take effect in 2009 and 2013, respectively. Thousands of utility and industrial boilers will be impacted by these regulations and Fuel Tech’s technologies will serve as an important element in enabling utility and industrial boiler unit owners to attain compliance.

The fuel treatment chemical technology segment generated revenues of $16,215,000 for the six months ended June 30, 2007, an increase of $4,855,000, or 43%, over the prior year. This segment’s growth during the second quarter and first half of 2007 is indicative of the continued market acceptance of Fuel Tech’s patented TIFI™ Targeted In-Furnace Injection™ technology, particularly on coal-fired units, which represent the largest market opportunity for the technology, both domestically and abroad. Thus far in 2007, Fuel Tech has added seven new coal-fired units to its customer base.

The FUEL CHEM® technology segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, and waste-to-energy markets. FUEL CHEM programs are currently in place on nearly 60 combustion units, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste.

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

A principal market for this product line is the electric power plant that burns coal with slag-forming constituents such as sodium and iron. Sodium is typically found in the Powder River Basin coals of Wyoming and Montana, while iron is typically found in coals produced in the Illinois Basin (IB) region. In addition, higher sulfur content is typical of IB coals and certain Appalachian coals and these can give rise to unacceptable levels of SO3 formation in plants with Selective Catalytic Reduction (SCR) systems and flue gas desulfurization units (scrubbers).

The combination of slagging coals and SO3-related issues, such as “blue plume” formation, air pre-heater fouling and corrosion, SCR fouling and the proclivity to suppress certain mercury removal processes, represents attractive market potential for Fuel Tech. In addition, the documented efficiency gains, and thus CO2 reductions, from our Fuel Chem programs on client power plants, are likely to expand our market potential domestically and internationally as CO2 emission constraints are implemented.

Cost of sales as a percentage of net sales for Fuel Tech for the second quarter ended June 30, 2007 and 2006 was 56% and 51%, respectively. The cost of sales percentage for the second quarter for the NOx reduction business increased to 62% from 55% in the comparable prior-year period, resulting from the mix of project business. For the fuel treatment chemical business, the cost of sales percentage increased to 50% in the second quarter of 2007 from 43% in 2006. The increase is due to startup costs related to the incremental units noted above, without the realization of related revenues as only two of the seven new units contributed revenues during the first half of the year.

Cost of sales as a percentage of net sales for Fuel Tech for the six months ended June 30, 2007 and 2006 was 56% and 52%, respectively. The cost of sales percentage for the NOx reduction business increased to 60% from 55% in the comparable prior-year period, again resulting from the mix of project business. For the fuel treatment chemical business, the cost of sales percentage increased to 51% for this period from 43% in 2006. The increase is due to the startup costs noted previously and to employee-related expenditures made in anticipation of the growth of the fuel treatment chemical business.

Selling, general and administrative expenses (S,G&A) for the quarter ended June 30, 2007 and 2006 were $6,563,000 and $6,039,000, respectively, while these expenses for the six months ended June 30, 2007 and 2006 were $12,469,000 and $11,463,000, respectively. The $1,006,000 increase in S,G&A for the six months was due to the recording of $2,670,000 in stock compensation expense in accordance with Statement 123(R), as discussed in Note E above. This amount was an increase of $1,604,000 over the prior year. This increase in stock compensation expense is attributable to the awarding of stock options to all Fuel Tech employees in December 2006 and to an increase in the fair value of the options granted, which is being driven by an increase in the price of Fuel Tech’s Common Stock. When excluding the impact of the stock compensation expense, the remaining favorable variance in selling, general and administrative expenses of $598,000 is due predominantly to timing on revenue-related expenses.

Research and development expenses for the quarter ended June 30, 2007 and 2006 were $557,000 and $499,000, respectively, while these expenses for the six months ended June 30, 2007 and 2006 were $1,111,000 and $850,000, respectively. Fuel Tech has established a more focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

The $439,000 increase in interest income for the six months ended June 30, 2007 is driven by higher average cash and short-term investment balances versus those experienced in the prior year.

For the quarter ended ended June 30, 2007, Fuel Tech recorded tax expense of $114,000. This amount represents deferred tax expense related to taxable income recognized in the second quarter of 2007. For the three months ended June 30, 2006, Fuel Tech recorded tax expense of $1,397,000.

For the six months ended June 30, 2007, Fuel Tech recorded tax expense of $543,000. This amount represents deferred tax expense related to taxable income recognized in the six months ended June 30, 2007. For the six months ended June 30, 2006, Fuel Tech recorded tax expense of $2,469,000.

Liquidity and Sources of Capital

At June 30, 2007, Fuel Tech had cash and cash equivalents and short-term investments of $32,604,000 and working capital of $43,966,000 versus $32,405,000 and $38,715,000 at the end of 2006, respectively. Operating activities used $1,062,000 of cash during the six-month period ended June 30, 2007, primarily due to the change in working capital from year end. Investing activities generated cash of $5,972,000 during the six months ended June 30, 2007 as the decrease in short-term investments provided cash of $8,000,000, of which $2,028,000 was utilized to support and enhance the operations of the business, principally for equipment related to the fuel treatment chemical technology segment. Fuel Tech generated cash related to the exercise of stock options in the amount of $2,164,000. Of this amount, $785,000 represents proceeds derived from the exercise price of options exercised in the first six months of 2007, while $1,379,000 represents the excess tax benefits realized from the exercise of stock options in the first six months of 2007. Lastly, $1,110,000 in cash was provided by the issuance of directors’ deferred shares of stock.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Fuel Tech, Inc. annual meeting was held on May 23, 2007, with the following certified results.

• That there were 22,163,448 shares of Fuel Tech’s Common Stock, issued and outstanding, at the close of business on March 27, 2007, the record date for the annual meeting, with each share being entitled to one vote.

• That present at the meeting, either in person or by proxy, were the holders of 19,073,614 shares of Common Stock.

• That the votes of the stockholders by proxy or by ballot for the election of directors of Fuel Tech were received, that the votes cast were canvassed, and that the results of the votes were that the following persons received the number of votes as set forth below.

Director	For	Withhold
Douglas G. Bailey	17,805,858	1,267,756
Ralph E. Bailey	18,563,071	510,543
Miguel Espinosa	18,873,969	199,645
Charles W. Grinnell	18,572,526	501,088
Thomas L. Jones	18,870,474	203,140
Samer S. Khanachet	18,869,732	203,882
John D. Morrow	18,868,077	205,537
John F. Norris Jr.	18,718,651	354,963
Thomas S. Shaw, Jr.	18,107,466	966,148

• That the votes of the stockholders by proxy or by ballot to ratify the appointment of Grant Thornton LLP as Fuel Tech’s independent registered public accounting firm for the year 2007 were received, that the votes cast were canvassed, and that the results of the votes are as set forth below.

For	Against	Abstain
18,071,886	28,839	972,889

• That the votes of the stockholders by proxy or by ballot to approve the adoption of Fuel Tech’s Deferred Compensation Plan for Directors were received, that the votes cast were canvassed, and that the results of the votes are as set forth below.

For	Against	Abstain
12,458,332	286,604	1,019,403

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits
Exhibit 31.1 and 31.2 are filed herewith
Exhibit 32 is furnished herewith

FUEL TECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2007	By:	/s/ John F. Norris Jr.
John F. Norris Jr. Director, President and Chief Executive Officer

Date: August 6, 2007	By:	/s/ Vincent J. Arnone
Vincent J. Arnone Chief Financial Officer, Sr. Vice President and Treasurer