Form 10-Q
period 2007-09-30
FUEL TECH, INC.
filed 2007-11-06
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☒

As of October 10, 2007 there were outstanding 22,400,602 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the nine-month period ended September 30, 2007

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note B)
Assets
Current assets:
Cash and cash equivalents	$33,506	$24,405
Short-term investments	-	8,000
Accounts receivable, net of allowances for doubtful accounts of $150	16,330	16,724
Inventories	343	203
Deferred income taxes	4,043	4,972
Prepaid expenses and other current assets	1,256	1,916
Total current assets	55,478	56,220

Equipment, net of accumulated depreciation of $10,588 and $8,845, respectively	4,889	4,051
Goodwill	2,119	2,119
Other intangible assets, net of accumulated amortization of $1,289 and $1,205, respectively	1,092	1,156
Deferred income taxes	2,261	885
Other assets	2,473	1,229
Total assets	$68,312	$65,660

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	$1,330	$-
Accounts payable	4,921	7,632
Accrued liabilities	4,015	9,873
Total current liabilities	10,266	17,505

Other liabilities	1,274	500
Total liabilities	11,540	18,005

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 22,400,602 and 22,086,728 shares issued, respectively	223	221
Additional paid-in capital	110,259	103,122
Accumulated deficit	(54,124)	(56,044)
Accumulated other comprehensive income	142	79
Nil coupon perpetual loan notes	272	277
Total shareholders' equity	56,772	47,655
Total liabilities and shareholders' equity	$68,312	$65,660

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Net sales	$15,246	$20,173	$47,718	$57,053

Costs and expenses:
Cost of sales	8,018	10,042	26,058	29,210
Selling, general and administrative	5,656	6,106	18,125	17,569
Research and development	541	617	1,652	1,467
	14,215	16,765	45,835	48,246

Operating income	1,031	3,408	1,883	8,807

Interest income	417	268	1,253	665
Other income (expense)	50	(14)	(21)	(33)
Income before taxes	1,498	3,662	3,115	9,439

Income tax expense	(571)	(1,602)	(1,114)	(4,071)

Net income	$927	$2,060	$2,001	$5,368

Net income per Common Share:
Basic	$0.04	$0.09	$0.09	$0.25
Diluted	$0.04	$0.09	$0.08	$0.22

Weighted-average number of Common Shares outstanding:
Basic	22,390,000	21,721,000	22,239,000	21,348,000
Diluted	24,769,000	24,123,000	24,718,000	24,045,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30
	2007	2006
Operating activities
Net cash (used in) provided by operating activities	$(1,127)	$3,426

Investing activities
Sales (purchases) of short-term investments	8,000	(4,000)
Purchases of equipment and patents	(2,617)	(1,699)
Net cash provided by (used in) investing activities	5,383	(5,699)

Financing activities
Proceeds from short-term borrowings	1,330	-
Proceeds from exercise of stock options	870	3,058
Issuance of deferred shares of stock	1,130	-
Income tax benefit from exercise of stock options	1,451	4,465
Net cash provided by financing activities	4,781	7,523

Effect of exchange rate fluctuations on cash	64	84

Net increase in cash and cash equivalents	9,101	5,334

Cash and cash equivalents at beginning of period	24,405	10,375

Cash and cash equivalents at end of period	$33,506	$15,709

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
(in thousands, except share and per-share data)

Note A:	Nature of Business

Fuel Tech, Inc. (“Fuel Tech”) is a technology company that provides advanced engineering solutions for the optimization of combustion systems in utility and industrial applications. Fuel Tech, Inc., originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., became domesticated in the United States on September 30, 2006, and continues as a Delaware corporation with its corporate headquarters at 512 Kingsland Drive, Batavia, Illinois 60510-2299.

Note B:	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Basic weighted-average shares	22,390,000	21,721,000	22,239,000	21,348,000
Conversion of unsecured loan notes	45,000	46,000	45,000	46,000
Unexercised options and warrants	2,334,000	2,356,000	2,434,000	2,651,000
Diluted weighted-average shares	24,769,000	24,123,000	24,718,000	24,045,000

Note D:	Total Comprehensive Income

Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Comprehensive income:
Net income	$927	$2,060	$2,001	$5,368
Foreign currency translation	48	10	63	84
	$975	$2,070	$2,064	$5,452

Note E:	Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At September 30, 2007, Fuel Tech has 855,000 stock options available for issuance under the Incentive Plan.

Prior to January 1, 2006, Fuel Tech accounted for the stock options granted under the Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation” (Statement 123). No stock-based employee compensation cost was recognized in Fuel Tech’s historical Statements of Income prior to January 1, 2006 as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, Fuel Tech adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the nine months ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Accordingly, results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, Fuel Tech recorded stock-based compensation expense of $1,015 ($661 after tax) for the quarter ended September 30, 2007. Fuel Tech recorded $287 ($213 after tax) in stock-based compensation expense for the comparable period in 2006.

For the nine months ended September 30, 2007, Fuel Tech recorded stock-based compensation expense of $3,685 ($2,378 after tax) while for the comparable period in 2006, Fuel Tech recorded $1,353 ($956 after tax) in stock-based compensation expense.

The awards granted under the Incentive Plan have a 10-year life and they vest as follows: 50% after the second anniversary of the award date, 25% after the third anniversary, and the final 25% after the fourth anniversary of the award date. Fuel Tech calculates stock compensation expense based on the grant date fair value of the award and recognizes expense on a straight-line basis over the four-year service period of the award.

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

The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate – an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility -an estimate based on the historical volatility of Fuel Tech’s Common Stock for a period equal to the expected life of the option; and (3) expected life of the option -an estimate based on historical experience including the effect of employee terminations.

Based on the results of the model, the weighted-average fair value of the stock options granted during the nine-month period ended September 30, 2007 was $14.20 per share using the following assumptions:

	2007	2006
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.49%	4.84%
Expected volatility	57.2%	63.5%
Expected life of option	5.2 years	5.3 years

Stock option activity for Fuel Tech’s Incentive Plan for the nine months ended September 30, 2007 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2007	2,414,200	$13.02
Granted	279,500	26.15
Exercised	(179,875)	4.83		$4,209
Expired or forfeited	(62,000)	19.81
Outstanding on September 30, 2007	2,451,825	$14.94	7.9 years	$36,634

Exercisable on September 30, 2007	642,825	$7.36	5.8 years	$4,729
Weighted-average fair value of options granted during the nine months ended September 30, 2007		$14.20

The weighted-average exercise price per nonvested stock award at grant date was $26.12 per share for the nonvested stock awards granted in 2007. Nonvested stock award activity for all plans for the nine months ended September 30, 2007 was as follows:

Nonvested Stock Outstanding
Outstanding on January 1, 2007	1,702,750
Granted	279,500
Released	(111,250)
Expired or forfeited	(62,000)
Outstanding on September 30, 2007	1,809,000

As of September 30, 2007, there was $11.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a period of four years.

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). This Deferred Plan, as originally approved, provided for deferral of directors’ fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout. In the second quarter of 2007, Fuel Tech obtained stockholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock. Under the guidance of Statement 123(R), this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock, as equity awards as opposed to liability awards. In the third quarter of 2007, Fuel Tech recorded a credit of $20 to additional paid-in capital representing the fair value of the stock awards granted. The stock-based compensation related to the granted awards was not material.

Note F:	Debt

Fuel Tech has a $25.0 million revolving credit facility expiring July 31, 2009. The facility is unsecured and bears interest at a rate of LIBOR plus 75 basis points. Fuel Tech can use this facility for cash advances and standby letters of credit. As of September 30, 2007, there were no outstanding borrowings on this facility.

Beijing Fuel Tech Environmental Technologies Company, Ltd (Beijing Fuel Tech), a newly formed wholly-owned subsidiary of Fuel Tech, entered into a revolving credit facility agreement during the third quarter for RMB 35 million (approximately $4.7 million USD) which expires on July 31, 2009. The facility is unsecured and bears interest at a rate of 90% of the Peoples Bank of China (PBOC) Base Rate. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2007, Beijing Fuel Tech has borrowings outstanding in the amount $1,330.

Note G:	Business Segment and Geographic Disclosures

Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:

- The NOx reduction technology segment, which includes the NOxOUT®, NOxOUT CASCADE®, NOxOUT ULTRA® and NOxOUT-SCR® processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources, and

- The fuel treatment chemical technology segment, which uses chemical processes for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel using TIFI™ Targeted In-Furnace Injection™ technology.

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

Reporting segment net sales and gross margin are provided below.

Three months ended September 30, 2007	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$6,868	$8,378	$-	$15,246
Cost of sales	3,906	4,105	7	8,018
Gross margin	2,962	4,273	(7)	7,228
Selling, general and administrative	-	-	5,656	5,656
Research and development	-	-	541	541
Operating income (loss)	$2,962	$4,273	$(6,204)	$1,031

Three months ended September 30, 2006	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$11,197	$8,976	$-	$20,173
Cost of sales	6,270	3,730	42	10,042
Gross margin	4,927	5,246	(42)	10,131
Selling, general and administrative	-	-	6,106	6,106
Research and development	-	-	617	617
Operating income (loss)	$4,927	$5,246	$(6,765)	$3,408

Nine months ended September 30, 2007	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$23,125	$24,593	$-	$47,718
Cost of sales	13,678	12,304	76	26,058
Gross margin	9,447	12,289	(76)	21,660
Selling, general and administrative	-	-	18,125	18,125
Research and development	-	-	1,652	1,652
Operating income (loss)	$9,447	$12,289	$(19,853)	$1,883

Nine months ended September 30, 2006	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Net sales from external customers	$36,717	$20,336	$-	$57,053
Cost of sales	20,418	8,658	134	29,210
Gross margin	16,299	11,678	(134)	27,843
Selling, general and administrative	-	-	17,569	17,569
Research and development	-	-	1,467	1,467
Operating income (loss)	$16,299	$11,678	$(19,170)	$8,807

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Net sales:
United States	$11,907	$15,396	$37,498	$41,595
Foreign	3,339	4,777	10,220	15,458
	$15,246	$20,173	$47,718	$57,053

	September 30, 2007	December 31, 2006
Assets:
United States	$61,474	$62,190
Foreign	6,838	3,470
	$68,312	$65,660

Note H:	Contingencies

Fuel Tech issues a standard product warranty with the sale of its products to customers. Fuel Tech’s recognition of warranty liability is based, generally, on analyses of warranty claims experience in the preceding years. Changes in the warranty liability in 2007 are summarized below:

(in thousands)	2007
Aggregate product warranty liability at beginning of year	$472
Aggregate accruals related to product warranties	120
Aggregate reductions for payments	(90)
Aggregate product warranty liability at September 30, 2007	$502

Note I:	Recent Accounting Pronouncements

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

In May 2007, the FASB issued FASB Staff Position FIN 48-1 (FSP FIN 48-1), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Fuel Tech is currently reviewing the provisions of FSP FIN 48-1 and has not reached a conclusion as to whether the provisions of this FSP will have a material impact on Fuel Tech’s financial statements.

FUEL TECH, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the third quarter ended September 30, 2007 and 2006 were $15,246,000 and $20,173,000, respectively, while net sales for the nine months ended September 30, 2007 and 2006 were $47,718,000 and $57,053,000, respectively. The 16% nine- month decline versus the prior year is due to a $13,592,000 reduction in revenues derived from the nitrogen oxide (NOx) reduction technology segment, which was partially offset by a $4,257,000 increase in revenues derived from the fuel treatment chemical technology segment.

The NOx reduction technology segment generated revenues of $23,125,000 for the nine months ended September 30, 2007, a reduction of $13,592,000 from the prior year due to timing on the receipt of new NOx reduction orders domestically and to the winding down of two NOx reduction projects in the People’s Republic of China, which were signed in 2005 and contributed significantly to revenues in 2006. While revenues are down from the prior year for the third quarter and nine months ended September 30, 2007, this segment is positioned well to capitalize on the next phase of increasingly stringent U.S. air quality standards. With the compliance for the Environmental Protection Agency’s (EPA) State Implementation Plan (SIP) Call regulation beginning to wind down, utilities and industrial facilities across the country are planning for compliance with the Clean Air Interstate Rule (CAIR) and the Clean Air Visibility Rule (CAVR), which take effect in 2009 and 2013, respectively. Thousands of utility and industrial boilers will be impacted by these regulations and Fuel Tech’s technologies will serve as an important element in enabling utility and industrial boiler unit owners to attain compliance. Since July 1, 2007, Fuel Tech has announced new domestic contracts valued at $40 million.

The fuel treatment chemical technology segment generated revenues of $24,593,000 for the nine months ended September 30, 2007, an increase of $4,257,000, or 21%, over the prior year. This segment’s growth during the first nine months of 2007 is indicative of the continued market acceptance of Fuel Tech’s patented TIFI™ Targeted In-Furnace Injection™ technology, particularly on coal-fired units, which represent the largest market opportunity for the technology, both domestically and abroad. Thus far in 2007, Fuel Tech has added nine new coal-fired units to its customer base.

The fuel treatment chemical technology segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, and waste-to-energy markets. FUEL CHEM programs are currently in place on over 85 combustion units, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste.

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

A principal market for this product line is the electric utility industry, in particular, power plants that burn coal with any variety of slag-forming constituents such as sodium and iron. Sodium is typically found in the Powder River Basin coals of Wyoming and Montana, while iron is typically found in coals produced in the Illinois Basin (IB) region. In addition, higher sulfur content is typical of IB coals and certain Appalachian coals and these can give rise to unacceptable levels of SO3 formation in plants with Selective Catalytic Reduction (SCR) systems and flue gas desulfurization units (scrubbers).

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

Cost of sales as a percentage of net sales for Fuel Tech for the third quarter ended September 30, 2007 and 2006 was 53% and 50%, respectively. The cost of sales percentage for the third quarter for the NOx reduction business increased slightly to 57% from 56% in the comparable prior-year period, resulting from the mix of project business. For the fuel treatment chemical business, the cost of sales percentage increased to 49% in the third quarter of 2007 from 42% in 2006. The increase is due to startup costs related to the incremental units noted above, without the realization of related revenues as only two of the nine new units contributed significant revenues during the first nine months of the year.

Cost of sales as a percentage of net sales for Fuel Tech for the nine months ended September 30, 2007 and 2006 was 55% and 51%, respectively. The cost of sales percentage for the NOx reduction business increased to 59% from 56% in the comparable prior-year period, again resulting from the mix of project business. For the fuel treatment chemical business, the cost of sales percentage increased to 50% for this period from 43% in 2006. The increase is due to the startup costs noted previously and to employee-related expenditures made in anticipation of the growth of the fuel treatment chemical business.

Selling, general and administrative expenses (S,G&A) for the quarter ended September 30, 2007 and 2006 were $5,656,000 and $6,106,000, respectively, while these expenses for the nine months ended September 30, 2007 and 2006 were $18,125,000 and $17,569,000, respectively. The $556,000 increase in S,G&A for the nine months was in part due to the recording of $3,685,000 in stock compensation expense in accordance with Statement 123(R), as discussed in Note E above, which was an increase of $2,332,000 over the prior year. This increase in stock compensation expense is attributable to the awarding of stock options to all Fuel Tech employees in December 2006 and to an increase in the fair value of the options granted, which is being driven by an increase in the price of Fuel Tech’s Common Stock. Partially offsetting the increase in stock compensation expense is a favorable variance of $1,776,000, which is predominantly attributable to timing on revenue-related expenses.

Research and development expenses for the quarter ended September 30, 2007 and 2006 were $541,000 and $617,000, respectively, while these expenses for the nine months ended September 30, 2007 and 2006 were $1,652,000 and $1,467,000, respectively. Fuel Tech has established a more focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

The $588,000 increase in interest income for the nine months ended September 30, 2007 is driven by higher average cash and short-term investment balances versus those experienced in the prior year.

For the quarter ended ended September 30, 2007, Fuel Tech recorded tax expense of $571,000. This amount predominantly represents deferred tax expense related to taxable income recognized in the third quarter of 2007. For the three months ended September 30, 2006, Fuel Tech recorded tax expense of $1,602,000.

For the nine months ended September 30, 2007, Fuel Tech recorded tax expense of $1,114,000. This amount predominantly represents deferred tax expense related to taxable income recognized in the nine months ended September 30, 2007. For the nine months ended September 30, 2006, Fuel Tech recorded tax expense of $4,071,000.

Liquidity and Sources of Capital

At September 30, 2007, Fuel Tech had cash and cash equivalents and short-term investments of $33,506,000 and working capital of $45,212,000 versus $32,405,000 and $38,715,000 at the end of 2006, respectively. Operating activities used $1,127,000 of cash during the nine-month period ended September 30, 2007, primarily due to the change in working capital from year end. Investing activities generated cash of $5,383,000 during the nine months ended September 30, 2007 as the decrease in short-term investments provided cash of $8,000,000. This amount was offset by $2,617,000 in capital expenditures required to support and enhance the operations of the business, principally for equipment related to the fuel treatment chemical technology segment. Fuel Tech generated cash related to the exercise of stock options in the amount of $2,321,000. Of this amount, $870,000 represents proceeds derived from the exercise price of options exercised in the first nine months of 2007, while $1,451,000 represents the excess tax benefits realized from the exercise of stock options in the first nine months of 2007. Fuel Tech generated cash in an amount of $1,130,000 resulting from the issuance of directors’ deferred shares of stock. Finally, Beijing Fuel Tech borrowed $1,330,000 in funds to meet the short-term working capital needs of this new legal entity.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note H. The change in the warranty liability balance for the nine months ended September 30, 2007 is not material.

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

Date: November 6, 2007	By:	/s/ John F. Norris Jr.
John F. Norris Jr.
Director, President and Chief Executive Officer

Date: November 6, 2007	By:	/s/ Vincent J. Arnone
Vincent J. Arnone Chief Financial Officer,
Sr. Vice President and Treasurer