Form 10-K
period 2007-12-31
FUEL TECH, INC.
filed 2008-03-05
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended: December 31, 2007
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

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☒  No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in rule 12b-2 under the Securities Exchange Act of 1934)
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller reporting company ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of June 29, 2007 was $606,931,000. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of February 4, 2008 was $343,585,000.

Indicate number of shares outstanding of each of the registered classes of Common Stock at February 4, 2008: 22,415,064 shares of Common Stock, $0.01 par value.

Documents incorporated by reference:
Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2007 are incorporated by reference in Parts II, III, and IV hereof.

TABLE OF DEFINED TERMS

Term	Definition

ABC	American Bailey Corporation

CAAA	Clean Air Act Amendments of 1990

CAIR	Clean Air Interstate Rule

CAVR	Clean Air Visibility Rule

CDT	Clean Diesel Technologies, Inc.

CFD	Computational Fluid Dynamics

Common Shares	Shares of the Common Stock of Fuel Tech

Common Stock	Common Stock of Fuel Tech

EPA	Environmental Protection Agency

EPRI	Electric Power Research Institute

FUEL CHEM®
A trademark used to describe Fuel Tech’s fuel and flue gas treatment processes, including its TIFI™ Targeted In-Furnace Injection™ technology to control slagging, fouling, corrosion and a variety of sulfur trioxide-related issues

Fuel Tech	Fuel Tech, Inc. and its subsidiaries

Investors	The purchasers of Fuel Tech securities pursuant to a Securities Purchase Agreement as of March 23, 1998

Loan Notes	Nil Coupon Non-redeemable Convertible Unsecured Loan Notes of Fuel Tech

NOx	Oxides of nitrogen

NOxOUT CASCADE®	A trademark used to describe Fuel Tech’s combination of NOxOUT and SCR

NOxOUT® Process	A trademark used to describe Fuel Tech’s SNCR process for the reduction of NOx

NOxOUT-SCR®	A trademark used to describe Fuel Tech’s direct injection of urea as a catalyst reagent

NOxOUT ULTRA®	A trademark used to describe Fuel Tech’s process for generating ammonia for use as SCR reagent

Rich Reagent Injection Technology (RRI)	An SNCR-type process that broadens the NOx reduction capability of the NOxOUT Process at a cost similar to NOxOUT. RRI can also be applied on a stand-alone basis.

SCR	Selective Catalytic Reduction

SIP Call	State Implementation Plan Regulation

SNCR	Selective Non-Catalytic Reduction

TCI™ Targeted Corrosion Inhibition™	A FUEL CHEM program designed for high-temperature slag and corrosion control, principally in waste-to-energy boilers

TIFI™ Targeted In-Furnace Injection™	A proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program

PART I

Forward Looking Statements

Statements in this Form 10-K that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech's filings with the Securities and Exchange Commission. See "Risk Factors" in Item 1A.

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

Fuel Tech's special focus is the worldwide marketing of its nitrogen oxide (“NOx”) reduction and FUEL CHEM® processes. The NOx reduction technology segment, which includes the NOxOUT®, NOxOUT CASCADE®, NOxOUT ULTRA® and NOxOUT-SCR® processes, reduces NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. The FUEL CHEM technology segment improves the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling, corrosion, opacity, acid plume and loss on ignition, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide and NOx through the addition of chemicals into the fuel or via TIFI™ Targeted In-Furnace Injection™ programs. Fuel Tech has other technologies, both commercially available and in the development stage, all of which are related to the NOxOUT and FUEL CHEM processes or are similar in their technological base. Fuel Tech's business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

American Bailey Corporation

Ralph E. Bailey, Executive Chairman and Director of Fuel Tech, and Douglas G. Bailey, Deputy Chairman and Director of Fuel Tech, are shareholders of American Bailey Corporation (“ABC”), which is a related party. Please refer to Note 9 to the consolidated financial statements in this document for information about transactions between Fuel Tech and ABC. Additionally, see the more detailed information relating to this subject under the caption “Certain Relationships and Related Transactions” in Fuel Tech’s Proxy Statement, to be distributed in connection with Fuel Tech’s 2008 Annual Meeting of Shareholders, which information is incorporated by reference.

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

In 1994, governors of 11 Northeastern states, known collectively as the Ozone Transport Region, signed a Memorandum of Understanding requiring utilities to reduce their NOx emissions by 55% to 65% from 1990 levels by May 1999. In 1998, the Environmental Protection Agency (“EPA”) announced more stringent regulations. The Ozone Transport SIP Call regulation, designed to mitigate the effects of wind-aided ozone transported from the Midwestern and Southeastern U.S. into the Northeastern non-attainment areas, required, following the litigation described below, 19 states to make even deeper aggregate reductions of 85% from 1990 levels by May 31, 2004. Over 1,000 utility and large industrial boilers are affected by these mandates. Additionally, most other states with non-attainment areas were also required to meet ambient air quality standards for ozone by 2007.

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

On December 23, 2003, the EPA proposed a new regulation affecting the SIP Call states by specifying more expansive NOx reduction. This rule, under the name “Clean Air Interstate Rule (CAIR),” was issued by the EPA on March 10, 2005. Commencing in 2009, CAIR specifies that additional annual NOx reduction requirements be extended to most SIP-affected units in 28 eastern states, while permitting a cap and trade format similar to the SIP Call. The Company expects an additional 1,300 electric generating units using coal and other fuels to be affected by this rule. In an action related to CAIR, on June 15, 2005, the EPA issued the “Clean Air Visibility Rule (CAVR),” which is a nationwide initiative to improve federally preserved areas through reduction of NOx and other pollutants. CAVR expands the NOx reduction market to Western states unaffected by CAIR or the SIP Call. Compliance begins in 2013 and CAVR will potentially affect and additional 230 western coal fired units. In addition, CAVR, along with the EPA rule for revised eight-hour ozone attainment, which was proposed on June 20, 2007, have the potential to impact thousands of boilers and industrial units in multiple industries nationwide for units burning coal and other fuels starting in 2013.

Fuel Tech also sells NOx control systems outside the United States, specifically in Europe and in the People's Republic of China (PRC). NOxOUT systems have long been sold in the traditional markets of Western Europe, but interest is growing in the newer markets of Eastern Europe as those nations join the European Union (EU) and become subject to tighter NOx emission standards. Under EU Directives, certain waste incinerators and cement plants must come into compliance with specified NOx reduction targets by 2008, while certain power plants must be in compliance by 2010. Fuel Tech was awarded its first air pollution control project in Romania during 2007.

The PRC also represents attractive opportunities for Fuel Tech as the Government's 11th Five-Year Economic Plan has set pollution control and energy efficiency and savings as the top two priorities. Fuel Tech has viable technologies to help achieve both objectives. The PRC has taken initial steps to reduce NOx emissions on new electric utility units (principally low NOx burners), and on-going research and demonstration projects are generating cost performance data for use in tightening standards in the near future, both for new and retrofit units. The PRC's dominant reliance on coal as an energy resource is not expected to diminish in the foreseeable future. Clean air has been and will continue to be a pressing issue, especially with the PRC’s booming economy (8%-12% annual GDP increase), expected growth in power production (4%-5% average annual increase through 2020), and an increasingly expanded role in international events and organizations. The PRC is the host of the upcoming 2008 Beijing Summer Olympics and the 2010 Shanghai World Expo. Fuel Tech is looking to establish a market position in NOx control resulting from the national demonstration projects utilizing NOxOUT CASCADE technology at Jiangsu Kanshan (two new 600 megawatt units), NOxOUT Selective Non-Catalytic Reduction (SNCR) technology at Jiangyin Ligang (four new 600 megawatt units), and NOxOUT ULTRA technology on two retrofit projects in Beijing. These projects are expected to showcase a wide spectrum of Fuel Tech capabilities for NOx emission control with the intent of gaining immediate penetration within the market for new power units, and establishing Fuel Tech as the leader for the larger market for retrofit units later.

Products

Fuel Tech’s NOx reduction technologies are installed worldwide on over 450 combustion units, including utility, industrial and municipal solid waste applications. Products include customized NOx control systems and patented urea-to-ammonia conversion technology, which can provide safe reagent for use in Selective Catalytic Reduction (SCR) systems.

Fuel Tech's NOxOUT process is a Selective Non-Catalytic Reduction process that uses non-hazardous urea as the reagent rather than ammonia. The NOxOUT process on its own is capable of reducing NOx by up to 35% for utilities and by potentially significantly greater amounts for industrial units in many types of plants with capital costs ranging from $5 - $20/kw for utility boilers and with total annualized operating costs ranging from $1,000 - $2,000/ton of NOx removed.

Fuel Tech’s NOxOUT CASCADE process uses a catalyst in addition to the NOxOUT process to achieve performance similar to SCR. Capital costs for NOxOUT CASCADE systems can range from $30 - $75/kw which is significantly less than that of SCRs, which can range as high as $400/kw, while operating costs are competitive with those experienced by SCR systems.

Fuel Tech’s NOxOUT-SCR process utilizes urea as a catalyst reagent to achieve NOx reductions of up to 85% from smaller stationary combustion sources with capital and operating costs competitive with equivalently sized, standard SCR systems.

Fuel Tech’s NOxOUT ULTRA system is designed to convert urea to ammonia safely and economically for use as a reagent in the SCR process for NOx reduction. In this fashion, Fuel Tech intends to participate in the SCR segment of the United States SIP Call and CAIR driven markets. Recent local hurdles in the ammonia permitting process have raised concerns regarding the safety of ammonia storage in quantities sufficient to supply SCR. In addition, the Department of Homeland Security recently characterized anhydrous ammonia as a Toxic Inhalation Hazard (TIH) commodity. This is contributing to new restrictions by rail carriers on the movement of anhydrous ammonia and to an escalation in associated rail transport and insurance rates. Overseas, new coal-fired power plants incorporating SCR systems are expected to be constructed at a rapid rate in the PRC, and Fuel Tech’s NOxOUT ULTRA process is believed to be a market leader for the safe delivery of ammonia, particularly near densely populated cities, major waterways, harbors or islands, or where the transport of anhydrous or aqueous ammonia is a safety concern.

Fuel Tech has licensed the Rich Reagent Injection Technology from Reaction Engineering International and Electric Power Research Institute. The technology has been proven in full-scale field studies on cyclone-fired units to reduce NOx by 25%-40%. The technology is a generic SNCR process, whose applicability is outside the temperature range of the NOxOUT process. The technology is seen as an add-on to Fuel Tech’s NOxOUT systems, thus potentially broadening the NOx reduction of the combined system to almost 55% with minimal additional capital requirement.

Sales of the NOx reduction technologies were $47.8 million, $46.4 million and $32.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOx Reduction Competition

Competition with Fuel Tech's NOx reduction products can be expected from combustion modifications, SCR and ammonia SNCR, as well as from other licensed market participants. In addition, Fuel Tech experiences competition in the urea-to-ammonia conversion market.

Combustion modifications, including low NOx burners, can be fitted to most types of boilers with cost and effectiveness varying with specific boilers. Combustion modifications may effect 20% - 50% NOx reduction economically with capital costs ranging from $5 - $40/kw and levelized total costs ranging from $300 - $1,500/ton of NOx removed. The modifications are designed to reduce the formation of NOx and are typically the first NOx reduction efforts employed. Such companies as Alstom, Foster Wheeler Corporation, The Babcock & Wilcox Company, Nalco Mobotec, Inc. and Babcock Power, Inc. are active competitors in the low-NOx burner business.

Once NOx is formed, then the SCR process is an effective and proven method of control for removal of NOx up to 90%. SCR has a high capital cost ranging from $150 - $400/kw on retrofit coal applications. Such companies as Alstom, The Babcock & Wilcox Company, Cormetech, Inc., Ceram Environmental, Inc., Foster Wheeler Corporation, Peerless Manufacturing Company, and Babcock Power, Inc., are active SCR system providers, or providers of the catalyst itself.

The use of ammonia as the reagent for the SNCR process was developed by the ExxonMobil Corporation. Fuel Tech understands that the ExxonMobil patents on this process have expired. This process can reduce NOx by 30% - 70% on incinerators, but has limited applicability in the utility industry. Ammonia system capital costs range from $5 - $20/kw, with annualized operating costs ranging from $1,000 - $3,000/ton of NOx removed. These systems require the use of either anhydrous or aqueous ammonia, both of which are hazardous substances.

Other NOx reduction competitors include Combustion Components Associates, Inc., which is a licensed implementer of NOxOUT SNCR systems, and Reaction Engineering International, which licenses Rich Reagent Injection Technology to Fuel Tech.

In addition to or in lieu of using the foregoing processes, certain customers may elect to close or derate plants, purchase electricity from third-party sources, switch from higher to lower NOx emitting fuels or purchase NOx emission allowances.

Lastly, with respect to urea-to-ammonia conversion technologies, a competitive approach to Fuel Tech’s controlled urea decomposition system is available from Wahlco, Inc., which manufactures a system that hydrolyzes urea under high temperature and pressure.

FUEL CHEM

Product and Markets

The FUEL CHEM technology segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, and waste-to-energy markets. FUEL CHEM programs are currently in place on over 90 combustion units, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste.

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

The key market dynamic for this product line is the continued use of coal as the principal fuel source for global electricity production. Coal accounts for approximately 49% of all U.S. electricity generation, with U.S. government projections forecasting an increase to approximately 57% by 2030. Coal’s share of global electricity generation is forecast to be approximately 45% by 2030. Major coal consumers include the United States, the PRC and India.

The principal markets for this product line are electric power plants burning coals with slag-forming constituents. The slag-forming constituents include sodium, iron and high levels of sulfur. Sodium is typically found in the Powder River Basin coals of Wyoming and Montana. Iron is typically found in coals produced in the Illinois Basin (IB) region. High sulfur content is typical of IB coals and certain Appalachian coals. High sulfur content can give rise to unacceptable levels of SO3 formation in plants with SCR systems and flue gas desulphurization units (scrubbers).

The combination of slagging coals and SO3-related issues, such as “blue plume” formation, air pre-heater fouling and corrosion, SCR fouling and the proclivity to suppress certain mercury removal processes, represents attractive market potential for Fuel Tech.

Internationally, market opportunities exist in Europe and in the Asia-Pacific region, particularly the PRC and India, where high-slagging coals are fueling a large and growing fleet of power plants. To address the PRC market, where particular emphasis is being placed on energy efficiency, Fuel Tech entered into a one-year exclusive teaming agreement in June 2007 with ITOCHU Hong Kong Ltd., a subsidiary of ITOCHU Corporation. Working under this agreement, the first FUEL CHEM demonstration program in the PRC was announced in January 2008. In addition, Fuel Tech was awarded its first FUEL CHEM demonstration program in India in January 2008. TIFI initiatives aimed at energy efficiency improvements result in reduced CO2 emissions, which potentially can be monetized under provisions of the Kyoto Protocol.

A potentially large fuel treatment market exists in Mexico, where high-sulfur, low-grade fuel oil containing vanadium and nickel is the primary source for electricity production. The presence of these metallic constituents promotes slag build-up, and the fuel properties can result in acid gas and particulate emissions in local combustion units. Fuel Tech has successfully treated such units with its TIFI technology.

Sales of the FUEL CHEM products were $32.5 million, $28.7 million and $20.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

PLANT OPTIMIZATION SERVICES

While not a separate technology segment, Fuel Tech uses its advanced engineering capabilities to support the sale of its NOx reduction and FUEL CHEM systems, particularly through the use of computational fluid dynamics (“CFD”) tools. These CFD tools assist in the prediction of the behavior of gas flows, thereby enhancing the design, marketing and sale of Fuel Tech’s NOx reduction systems and FUEL CHEM product applications. To further aid the accuracy and expediency with which process solutions could be designed and delivered to a customer, Fuel Tech internally developed a virtual reality-based visualization software for exploring model results and discovering complex process behaviors. Fuel Tech intends to capitalize on its unique capabilities via offering plant optimization services to its customer base in conjunction with the NOx reduction and FUEL CHEM systems.

INTELLECTUAL PROPERTY

Fuel Tech’s products are generally protected by U.S. and non-U.S. patents. Fuel Tech owns 98 granted patents worldwide and has seven patent applications pending in the United States and 37 pending in non-U.S. jurisdictions. These patents cover some 36 inventions, 24 associated with the NOx reduction business; seven associated with the FUEL CHEM business; and five associated with non-commercialized technologies. These inventions represent significant enhancements of the application and performance of the technologies. Further, Fuel Tech believes that the protection provided by the numerous claims in the above referenced patents or patent applications is substantial, and affords Fuel Tech a significant competitive advantage in its business. Accordingly, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on Fuel Tech’s business.

EMPLOYEES

Fuel Tech has 178 employees, 154 in North America, 13 in China and 11 in Europe. Fuel Tech enjoys good relations with its employees and is not a party to any labor management agreements.

ITEM 1A. RISK FACTORS

Investors in Fuel Tech should be mindful of the following risk factors relative to Fuel Tech's business.

(i) Lack of Diversification

Fuel Tech has two broad technology segments that provide advanced engineering solutions to meet the pollution control, efficiency improvement, and operational optimization needs of energy-related facilities worldwide. They are as follows:

-
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

(ii) Competition

Competition in the NOx control market will come from processes utilizing low-NOx burners, over-fire air, flue gas recirculation, ammonia SNCR, SCR and, with respect to particular uses of urea not infringing Fuel Tech's patents, urea (see Item 1 "Intellectual Property"). Competition will also come from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or derating of units, and sale or trade of pollution credits. Utilization by customers of such processes or business practices or combinations thereof may adversely affect Fuel Tech's pricing and participation in the NOx control market if customers elect to comply with regulations by methods other than Fuel Tech's NOxOUT or NOxOUT CASCADE Processes. See above text under the captions "Products" and “NOx Reduction Competition.”

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

(iv) Protection of Patents and Proprietary Rights

Fuel Tech holds licenses to or owns a number of patents and also has patents pending. There can be no assurance that pending patent applications will be granted or that outstanding patents will not be challenged or circumvented by competitors. Certain critical technology relating to Fuel Tech's products is protected by trademark and trade secret laws and by confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that Fuel Tech will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights. See Item 1 “Intellectual Property.”

(v) Foreign Operations

Fuel Tech has recently expanded its operations into the Peoples Republic of China (PRC) via the establishment of a wholly owned subsidiary in Beijing. The Asia-Pacific region, particularly the PRC and India, offers tremendous market opportunity for Fuel Tech as these nations look to establish regulatory policies for improving their environment and utilizing fossil fuels efficiently and effectively. The future business opportunities in these markets are dependent on the implementation of regulatory policies that will benefit Fuel Tech’s technologies.

(vi) Product Pricing and Operating Results

The onset of significant competition for either of the technology segments might have an adverse impact on product pricing and a resulting adverse impact on realized gross margins and operating profitability.

(vii) Raw Material Supply and Pricing

The fuel treatment chemicals technology segment is reliant upon a long-term global supply of magnesium hydroxide. Any adverse change in the availability of supply for this chemical will likely have an adverse impact on Fuel Tech’s cost structure.

(viii) Changes in Tax and Other Legislation

Income tax laws and legislation relating to the regulatory environment may be changed or interpreted in a manner that adversely affects Fuel Tech.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Fuel Tech and its subsidiaries operate from leased office facilities in Batavia, Illinois; Stamford, Connecticut; Gallarate, Italy and Beijing, China. Fuel Tech does not segregate any of its leased facilities by operating business segment. The terms of the three material agreements are as follows:

- The Batavia, Illinois building lease term, for approximately 18,000 square feet, runs from June 1, 1999 to May 31, 2009. Fuel Tech has the option to extend the lease term for two successive terms of five years each at market rates to be agreed upon between Fuel Tech and the lessor.

- The Stamford, Connecticut building lease term, for approximately 7,000 square feet, runs from February 1, 2004 to January 31, 2010. Fuel Tech has the option to extend the lease term for one successive term of five years at a market rate to be agreed upon between Fuel Tech and the lessor.

- The Beijing, China building lease term, for approximately 4,000 square feet, runs from September 1, 2007 to August 31, 2009. Fuel Tech has the option to extend the lease term at a market rate to be agreed upon between Fuel Tech and the lessor.

In addition to the above, on November 30, 2007, Fuel Tech purchased an office building in Warrenville, Illinois which will serve as the new corporate headquarters for the Company. This facility, with approximately 40,000 square feet of office space, was purchased for approximately $6,000,000 and will meet Fuel Tech’s growth requirements for the foreseeable future. Fuel Tech anticipates moving into this space in the second quarter of 2008.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time involved in litigation incidental to our business. We are not currently involved in any litigation in which we believe an adverse outcome would have a material effect on our business, financial conditions, results of operations, or propects.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the fourth quarter of 2007, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market

Fuel Tech's Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc. The trading symbol is FTEK.

Prices

The table below sets forth the high and low sales prices during each calendar quarter since January 2006.

2007	High	Low
Fourth Quarter	$34.48	$16.89
Third Quarter	35.85	20.65
Second Quarter	38.20	21.65
First Quarter	29.68	22.54

2006	High	Low
Fourth Quarter	$27.44	$14.40
Third Quarter	16.45	10.07
Second Quarter	18.80	11.15
First Quarter	16.75	8.11

Dividends

Fuel Tech has not paid dividends on its Common Shares to date and is not expected to do so in the foreseeable future.

Holders

Based on information from Fuel Tech’s transfer agent, as of February 20, 2008, there were 304 registered holders of Fuel Tech’s Common Shares. Management believes that, on such date, there were approximately 24,000 beneficial holders of Fuel Tech’s Common Shares.

Transfer Agent

The Transfer Agent and Registrar for the Common Shares is BNY Mellon Shareowner Services, 480 Washington Boulevard, Jersey City, New Jersey 07310.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2007, under which the securities of Fuel Tech were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,464,325	$15.03	845,000

(1)	Includes Common Shares of Fuel Tech authorized for awards under Fuel Tech’s Incentive Plan, as amended through June 3, 2004.

In addition to the above, Fuel Tech has a Deferred Compensation Plan for directors under which 100,000 Common Shares of Fuel Tech stock have been reserved for issuance as a form of deferred compensation with respect to directors fees elected to be deferred. At December 31, 2007, 43,130 Common Shares have been earned as stock units to be granted on a one to one basis in Common Shares at the election of the Directors.

Performance Graph

The following line graph compares (i) Fuel Tech’s total return to shareholders per share of Common Stock for the five years ended December 31, 2007 to that of (ii) the NASDAQ Composite index, and (iii) the WilderHill Clean Energy Index for the period December 31, 2002 through December 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2007. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2007, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31
CONSOLIDATED STATEMENT OF OPERATIONS DATA	2007	2006	2005	2004	2003
(in thousands of dollars, except for share and per- share data)

Revenues	$80,297	$75,115	$52,928	$30,832	$35,736

Cost of sales	42,471	38,429	27,118	16,566	21,789
Selling, general and administrative and other costs and expenses	27,087	25,953	18,655	14,130	12,978
Operating income	10,739	10,733	7,155	136	969
Net income	7,243	6,826	7,588	1,572	1,120

Basic income per Common Share	$0.33	$0.32	$0.38	$0.08	$0.06
Diluted income per Common Share	$0.29	$0.28	$0.33	$0.07	$0.05
Weighted-average basic shares outstanding	22,280,000	21,491,000	20,043,000	19,517,000	19,637,000
Weighted-average diluted shares outstanding	24,720,000	24,187,000	23,066,000	22,155,000	22,412,000

	December 31
CONSOLIDATED BALANCE SHEET DATA	2007	2006	2005	2004	2003
(in thousands of dollars, except for share and per- share data)

Working capital	$45,143	$38,715	$19,590	$11,292	$10,973
Total assets	87,214	65,660	44,075	23,828	21,598
Long-term obligations	1,255	500	448	505	299
Total liabilities	23,975	18,005	14,939	4,873	4,287
Shareholders' equity (1)	63,239	47,655	29,136	18,955	17,311
Net tangible book value per share (2)	$2.43	$1.83	$1.12	$0.70	$0.61

Notes:

(1) Shareholders’ equity includes principal amount of nil coupon non-redeemable perpetual loan notes. See Note 5 to the consolidated financial statements.

(2) Net tangible book value per share is defined as shareholders’ equity less intangible assets, divided by weighted-average shares outstanding, and assumes full conversion of Fuel Tech’s nil coupon non-redeemable perpetual loan notes into shares of Fuel Tech’s Common Shares.

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

Fuel Treatment Chemicals

The fuel treatment chemicals technology segment uses chemical processes, including TIFI Targeted In-Furnace Injection technology, to control slagging, fouling, corrosion, opacity, acid plume and loss on ignition, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide and NOx in furnaces and boilers. Fuel Tech sells its fuel treatment chemicals through its direct sales force and agents to industrial and utility power-generation facilities. FUEL CHEM programs are currently in place on over 90 combustion units, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste. The FUEL CHEM program improves the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, and waste-to-energy markets and offers numerous operational, financial and environmental benefits to owners of boilers, furnaces and other combustion units.

The key market dynamic for both technology segments is the continued use of coal as the principal fuel source for global electricity production. Coal accounts for approximately 49% of all U.S. electricity generation, with U.S. government projections calling for an increase to approximately 57% by 2030. Coal’s share of global electricity generation is forecast to be approximately 45% by 2030. Major coal consumers include the PRC, the United States and India.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require Fuel Tech to make estimates and assumptions. Fuel Tech believes that of its accounting policies (see Note 1 to the consolidated financial statements), the following involve a higher degree of judgment and complexity and are deemed critical. Fuel Tech discusses its critical accounting policies with the Audit Committee.

Revenue Recognition

Fuel Tech uses the percentage of completion method of accounting for certain long-term equipment construction and license contracts that are sold within the nitrogen oxide reduction business segment. Under the percentage of completion method, sales and gross profit are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Since the financial reporting of these contracts depends on estimates that are assessed continually during the term of the contract, recognized sales and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined.

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

Fuel Tech has installed over 450 units with the technology and has never failed to meet a performance guarantee when the customer has provided the required operating conditions for the project. As part of the project implementation process, Fuel Tech will perform system start-up and optimization services that effectively serve as a test of actual project performance. Fuel Tech believes that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

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

Stock-Based Compensation

Fuel Tech recognizes compensation expense for employee equity awards ratably over the requisite service period of the award. Fuel Tech utilizes the Black-Scholes option-pricing model to estimate the fair value of awards. Determining the fair value of stock options using the Black-Scholes model requires judgment, including estimates for (1) risk-free interest rate - an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Fuel Tech’s Common Stock for a period equal to the expected life of the option; and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations. If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted.

Recently Adopted Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 was effective for Fuel Tech on January 1, 2007.

Previously, Fuel Tech had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, Fuel Tech recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, Fuel Tech applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, Fuel Tech recognized an increase of approximately $86,000 in the liability for unrecognized tax benefits, of which $81,000 was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

In June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective January 1, 2007. The Company presents sales tax on a net basis in its consolidated financial statements. The adoption did not have a material effect on the consolidated financial statements.

In November 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and that of a Consolidated Entity or between the Reporting Period of an Investor and that of an Equity Method Investee” (“EITF 06-9”). EITF 06-9 requires certain disclosures whenever a change is made to modify or eliminate the time lag used for recording results of consolidated entities or equity method investees that have a different fiscal year end than a parent. EITF 06-9 is effective for changes in the time lag occurring in the interim or annual reporting periods beginning after November 29, 2006. The adoption of EITF 06-9 did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements

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

In May 2007, the FASB issued FASB Staff Position FIN 48-1 (FSP FIN 48-1), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Fuel Tech does not expect the provisions of FSP FIN 48-1 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 141R to have a material impact on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 160, (SFAS 160) “Noncontrolling Interests in Consolidation Financial Statements an amendment of ARB No. 51”. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for the fiscal years beginning on or after December 15, 2008. Fuel Tech does not expect the provisions to have a material impact on its consolidated financial statements.

2007 versus 2006

Revenues for the years ended December 31, 2007 and 2006 were $80,297,000 and $75,115,000, respectively. The year over year increase of $5,182,000, or 7%, predominantly reflects moderate increases in both technology segments.

Revenues for the NOx reduction technology segment were $47,750,000 in 2007, an increase of $1,296,000, or 3%, over 2006. This segment is positioned well to capitalize on the next phase of increasingly stringent U.S. air quality standards. With the compliance for the Environmental Protection Agency’s (EPA) State Implementation Plan (SIP) Call regulation beginning to wind down, utilities and industrial facilities across the country are planning for compliance with the Clean Air Interstate Rule (CAIR) and the Clean Air Visibility Rule (CAVR), which take effect in 2009 and 2013, respectively. Thousands of utility and industrial boilers will be impacted by these regulations and Fuel Tech’s technologies will serve as an important element in enabling utility and industrial boiler unit owners to attain compliance. In 2007, Fuel Tech announced new contracts valued at $60 million which exceeded the previous annual record by almost 40%.

Revenues for the Fuel Treatment Chemical business segment were $32,547,000 in 2007, an increase of $3,886,000, or 14%, over 2006. This segment’s growth is indicative of the continued market acceptance of Fuel Tech’s patented TIFI™ Targeted In-Furnace Injection™ technology, particularly on coal-fired units, which represent the largest market opportunity for the technology, both domestically and abroad. In 2007, Fuel Tech added 10 new coal-fired units to its customer base, the largest annual total in the Company’s history.

Cost of sales for the years ended December 31, 2007 and 2006 was $42,471,000 and $38,429,000, respectively. Cost of sales as a percentage of net sales for the years ended December 31, 2007 and 2006 was 53% and 51%, respectively. The cost of sales percentage for 2007 for the NOx reduction segment decreased to 54% from 57% in 2006. The decrease is attributable to the mix of project business. For the fuel treatment chemical segment, the cost of sales percentage increased to 51% in 2007 from 42% in 2006. The increase is due to startup costs related to the incremental units noted above, without the realization of related revenues as only two of the 10 new units contributed significant revenues during 2007 due to customer-related delays impacting the timing of startup.

Selling, general and administrative expenses for the years ended December 31, 2007 and 2006 were $24,950,000 and $23,901,000, respectively. The $1,049,000 increase over 2006 is principally attributable to the following:

- Fuel Tech recorded $4,791,000 in stock compensation expense in 2007 in accordance with Statement 123(R), as discussed in Note 6 to the consolidated financial statements. This amount was a $2,986,000 increase over 2006. This increase in stock compensation expense is attributable to the awarding of stock options to all Fuel Tech employees in December 2006 and to an increase in the fair value of the options granted, which was driven by an increase in the price of Fuel Tech’s Common Stock.
- Partially offsetting this unfavorable variance was a reduction in revenue-related expenses of $2,100,000 as Fuel Tech aligned the focus of all employees under a common incentive plan in 2007.

Research and development expenses were $2,137,000 and $2,052,000 for the years ended December 31, 2007 and 2006, respectively. Fuel Tech has established a more focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest income increased by $623,000 over 2006 driven by higher average cash and short-term investment balances. Further, Fuel Tech recorded interest expense of $24,000 in 2007 related specifically to a short-term credit facility that was used to support the start-up of Fuel Tech’s new office in Beijing, China. Finally, the moderate increase in other income is due largely to foreign exchange gains related to balances denominated in foreign currencies.

For the year ended December 31, 2007, Fuel Tech recorded tax expense of $5,187,000, which predominantly represents deferred tax expense related to taxable income recognized in 2007. For the year ended December 31, 2006, Fuel Tech recorded tax expense of $4,942,000, also representing deferred tax expense related to taxable income.

2006 versus 2005

Net sales for the years ended December 31, 2006 and 2005 were $75,115,000 and $52,928,000, respectively. The year over year increase of $22,187,000, or 42%, reflects an increase of $13,804,000 from the nitrogen oxide (NOx) reduction technology segment and an increase of $8,389,000 from the fuel treatment chemical technology segment.

Revenues for the NOx reduction technology segment were $46,454,000 in 2006, an increase of $13,804,000, or 42%, over 2005. The increase was driven by enhanced order flow for Fuel Tech’s NOx reduction technologies. Domestically, orders were driven by the SIP Call and CAIR regulations while internationally, revenues were enhanced by two large Chinese projects that were awarded late in 2005 and contributed significantly to revenues in 2006.

Revenues for the Fuel Treatment Chemical business segment were $28,661,000 in 2006, an increase of $8,389,000, or 41%, over 2005. The increase was driven by continued market acceptance of Fuel Tech’s TIFI™ technology, particularly on coal-fired units in the United States.

Cost of sales for the years ended December 31, 2006 and 2005 was $38,429,000 and $27,118,000, respectively. Cost of sales as a percentage of net sales for the years ended December 31, 2006 and 2005 was 51%. The cost of sales percentage for 2006 for the NOx reduction segment increased to 57% from 51% in 2005. The increase is attributable to the mix of project business. For the fuel treatment chemical segment, the cost of sales percentage decreased to 42% in 2006 from 50% in 2005. The decrease is due to the timing of revenue recognition on cost-share demonstrations and to leveraging fixed costs on higher revenue-generating coal-fired utility units.

Selling, general and administrative expenses for the years ended December 31, 2006 and 2005 were $23,901,000 and $17,414,000, respectively. The $6,487,000 increase over 2005 is attributable to the following:

- Fuel Tech recorded $1,805,000 in stock compensation expense in accordance with Statement 123(R), as discussed in Note 6 to the consolidated financial statements.
- Fuel Tech realized an increase in revenue-related expenses in the amount of $1,500,000 as both technology segments had significantly improved revenue growth versus the comparable prior-year period.
- Fuel Tech recorded an increase in human resource-related expenses of approximately $1,800,000 as staffing levels were increased in several areas in response to overall business growth.
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

On a full-year basis, Fuel Tech recorded tax expense of $4,942,000. This amount primarily represents non-cash deferred tax expense related to taxable income recognized in 2006.

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

Liquidity and Sources of Capital

At December 31, 2007, Fuel Tech had cash and cash equivalents and short-term investments of $32,471,000 and working capital of $45,143,000 versus $32,405,000 and $38,715,000 at the end of 2006, respectively. Operating activities provided $4,099,000 of cash during 2007, primarily due to the favorable operating results of the business segments. Investing activities used cash of $3,713,000 during 2007, as short-term investments were decreased $6,002,000 while $9,715,000 was utilized to support and enhance the operations of the business. Of this amount, approximately $6,000,000 was used to purchase the future corporate headquarters for Fuel Tech, with the remainder used principally for equipment related to the fuel treatment chemical technology segment. Fuel Tech generated cash from financing activities in the amount of $5,595,000. Of this amount, $912,000 represents proceeds derived from the exercise price of options exercised in 2007, while $1,482,000 represents the excess tax benefits realized from the exercise of stock options in 2007. Fuel Tech generated cash in an amount of $1,150,000 resulting from the issuance of directors’ deferred shares of stock. Finally, Beijing Fuel Tech borrowed $2,051,000 in funds to meet the short-term working capital needs of this new legal entity.

Fuel Tech has a $25.0 million revolving credit facility expiring July 31, 2009. The facility is unsecured and bears interest at a rate of LIBOR plus 75 basis points. Fuel Tech can use this facility for cash advances and standby letters of credit.

At December 31, 2007, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $6,021,000 in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2007, there were no cash borrowings under the revolving credit facility and approximately $18,979,000 was available.

Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a newly formed wholly-owned subsidiary of Fuel Tech, entered into a revolving credit facility agreement during the third quarter of 2007 for RMB 35 million (approximately $4.8 million), which expires on July 31, 2009. The facility is unsecured and bears interest at a rate of 90% of the People's Bank of China (PBOC) Base Rate. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. At December 31, 2007, Beijing Fuel Tech had borrowings outstanding in the amount $2,051,000.

Interest payments in the amount of $24,000 were made during the year ended December 31, 2007, and no payments were made during the years ended December 31, 2006 or 2005.

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

Payments due by period in thousands of dollars
Contractual Cash Obligations	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Operating Leases	$1,664	$645	$684	$241	$94

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

Rental payments due to Fuel Tech by period in thousands of dollars
Contractual Cash Obligations	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Sublease	$169	$81	$88	$-	$-

Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a newly formed wholly-owned subsidiary of Fuel Tech, entered into a revolving credit facility agreement during the third quarter of 2007 for RMB 35 million (approximately $4.8 million), which expires on July 31, 2009. The facility is unsecured and bears interest at a rate of 90% of the People's Bank of China (PBOC) Base Rate. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. At December 31, 2007, Beijing Fuel Tech had borrowings outstanding in the amount $2,051,000 as noted in the table below.

Commitment expiration by period in thousands of dollars
Commercial Commitments	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Short-tern debt	$2,051	$2,051	$-	$-	$-

Fuel Tech, in the normal course of business, uses bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

-	in support of the warranty period defined in the contract, or
-	in support of the system performance criteria that are defined in the contract

In addition, Fuel Tech uses letters of credit as security for other obligations as needed in the normal course of business. As of December 31, 2007, Fuel Tech has outstanding bank performance guarantees and letters of credit as noted in the table below:

Commitment expiration by period in thousands of dollars
Commercial Commitments	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Standby letters of credit and bank guarantees	$6,021	$1,153	$4,868	$-	$-

The following table summarizes Fuel Tech’s FIN 48 obligations as of December 31, 2007. Please refer to Note 3 to the consolidated financial statements in this document for a description of our FIN 48 obligations.

Commitment expiration by period in thousands of dollars
Commercial Commitments	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
FIN 48 Obligations	$678	$-	$-	$-	$678

Off-Balance-Sheet Transactions

There were no off-balance-sheet transactions during the two-year period ended Decmeber 31, 2007.

Forward-Looking Information

From time to time, information provided by Fuel Tech, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Annual Report) may contain statements that are not historical facts, so-called “forward-looking statements.” These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Fuel Tech’s actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third-party suppliers and intellectual property rights, risks in product and technology development and other risk factors detailed in the text under the caption “Risk Factors” in Item 1 “Business” under Part I of this Annual Report and in Fuel Tech’s Securities and Exchange Commission filings.

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

Fuel Tech does not believe that the current economic environment in the United States will have a material impact on the results of its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Fuel Tech, Inc.

We have audited Fuel Tech, Inc. (a Delaware Corporation) and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Fuel Tech, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on  criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended and our report dated March 5, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON, LLP

Chicago, Illinois
March 5, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fuel Tech, Inc.

We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuel Tech, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2008 expressed an unqualified opinion on the effectiveness of the operation of internal control over financial reporting.

/s/ GRANT THORNTON, LLP

Chicago, Illinois
March 5, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fuel Tech, Inc. (formerly Fuel-Tech N.V.)

We have audited the consolidated statements of income, shareholders’ equity and cash flows of Fuel Tech, Inc. for the year ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Fuel Tech, Inc.’s operations and cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois
March 8, 2006

Fuel Tech, Inc.
Consolidated Balance Sheets
(in thousands of dollars, except share and per share data)

	2007	2006
December 31

ASSETS
Current assets:
Cash and cash equivalents	$30,473	$24,405
Short-term investments	1,998	8,000
Accounts receivable, net of allowance for doubtful accounts of $150	31,856	16,724
Inventories	186	203
Deferred income taxes	1,589	4,972
Prepaid expenses and other current assets	1,761	1,916
Total current assets	67,863	56,220

Property and equipment, net of accumulated depreciation of $10,091 and $8,845, respectively	11,302	4,051
Goodwill	2,119	2,119
Other intangible assets, net of accumulated amortization of $1,320 and $1,205, respectively	1,088	1,156
Deferred income taxes	2,552	885
Other assets	2,290	1,229
Total assets	$87,214	$65,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,051	$-
Accounts payable	13,632	7,632
Accrued liabilities:
Employee compensation	2,304	4,457
Other accrued liabilities	4,733	5,416
Total current liabilities	22,720	17,505

Other liabilities	1,255	500
Total liabilities	23,975	18,005

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 22,410,064 and 22,086,728 shares issued, respectively	224	221
Additional paid-in capital	111,459	103,122
Accumulated deficit	(48,882)	(56,044)
Accumulated other comprehensive income	166	79
Nil coupon perpetual loan notes	272	277
Total shareholders' equity	63,239	47,655
Total liabilities and shareholders' equity	$87,214	$65,660

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share and per share data)

	2007	2006	2005
For the years ended December 31

Revenues	$80,297	$75,115	$52,928

Costs and expenses:
Cost of sales	42,471	38,429	27,118
Selling, general and administrative	24,950	23,901	17,414
Research and development	2,137	2,052	1,241
	69,558	64,382	45,773
Operating income	10,739	10,733	7,155

Interest expense	(24)	-	-
Interest income	1,634	1,011	244
Other income (expense)	81	24	(230)
Income before taxes	12,430	11,768	7,169
Income tax (expense) benefit	(5,187)	(4,942)	419
Net income	$7,243	$6,826	$7,588

Net income per Common Share:
Basic	$0.33	$0.32	$0.38
Diluted	$0.29	$0.28	$0.33

Weighted-average number of Common Shares outstanding:
Basic	22,280,000	21,491,000	20,043,000
Diluted	24,720,000	24,187,000	23,066,000

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands of dollars)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Nil Coupon Perpetual
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Loan Notes	Total

Balance at January 1, 2005	19,530	$195	$88,600	$(70,458)	$86	-	$-	$532	$18,955

Comprehensive income:
Net income				7,588					7,588
Foreign currency translation adjustments					(125)				(125)
Comprehensive income									7,463
Exercise of stock options and warrants	856	9	1,221						1,230
Conversion of nil coupon perpetual loan notes into Common Shares	38		250					(250)	-
Tax benefit from stock compensation expense			1,488						1,488
Balance at December 31, 2005	20,424	$204	$91,559	$(62,870)	$(39)	-	$-	$282	$29,136

Comprehensive income:
Net income				6,826					6,826
Foreign currency translation adjustments					118				118
Comprehensive income									6,944
Exercise of stock options and warrants	1,662	17	3,809						3,826
Conversion of nil coupon perpetual loan notes into Common Shares	1		5					(5)	-
Tax benefit from stock compensation expense			5,944						5,944
Stock compensation expense			1,805						1,805
Balance at December 31, 2006	22,087	$221	$103,122	$(56,044)	$79	-	$-	$277	$47,655

Comprehensive income:
Net income				7,243					7,243
Foreign currency translation adjustments					87				87
Comprehensive income									7,330
Exercise of stock options and warrants	322	3	909						912
Conversion of nil coupon perpetual loan notes into Common Shares	1		5					(5)	-
Effect of FIN 48 adoption				(81)					(81)
Tax benefit from stock compensation expense			1,482						1,482
Stock compensation expense			4,791						4,791
Issuance of deferred shares of stock			1,150						1,150
Balance at December 31, 2007	22,410	$224	$111,459	(48,882)	$166	-	$-	$272	$63,239

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)

For the years ended December 31	2007	2006	2005

OPERATING ACTIVITIES
Net income	$7,243	$6,826	$7,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,353	1,961	1,566
Amortization	115	118	127
Effect of FIN 48 adoption	(81)	-	-
Provision for doubtful accounts	-	-	26
Loss on equipment disposals/impaired assets	18	-	32
Deferred income tax	1,716	(1,235)	(2,978)
Stock compensation expense	4,791	1,805	-
Excess tax benefit for stock-based compensation	-	-	1,488
Changes in operating assets and liabilities:
Accounts receivable	(15,132)	(3,491)	(5,901)
Inventories	17	155	(47)
Prepaid expenses, other current assets and other noncurrent assets	(906)	(1,046)	(439)
Accounts payable	6,000	1,139	3,788
Accrued liabilities and other noncurrent liabilities	(2,081)	1,927	6,278
Other	46	-	3
Net cash provided by operating activities	4,099	8,159	10,043

INVESTING ACTIVITIES
Proceeds from sales of short-term investments	6,002	-	-
Purchases of short-term investments	-	(2,000)	(3,500)
Purchases of property, equipment and patents	(9,715)	(2,017)	(2,792)
Net cash used in investing activities	(3,713)	(4,017)	(6,292)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,051	-	-
Issuance of deferred shares	1,150	-	-
Proceeds from exercise of stock options and warrants	912	3,826	1,230
Excess tax benefit for stock-based compensation	1,482	5,944	-
Net cash provided by financing activities	5,595	9,770	2,718

Effect of exchange rate fluctuations on cash	87	118	(125)
Net increase in cash and cash equivalents	6,068	14,030	6,344
Cash and cash equivalents at beginning of year	24,405	10,375	4,031
Cash and cash equivalents at end of year	$30,473	$24,405	$10,375

Supplemental Cash Flow Information:
Cash paid for:
Interest	$24	$-	$-
Income taxes paid	$173	$217	$326

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

International revenues were $12.8 million, $17.5 million and $11.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts represented 16%, 23% and 21% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. Fuel Tech has foreign offices in Beijing, China and in Galarate, Italy.

Basis of Presentation

The consolidated financial statements include the accounts of Fuel Tech and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

Originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., effective September 30, 2006, Fuel Tech changed its place of incorporation from the Netherlands Antilles to the State of Delaware in a tax-free reorganization. In the reorganization, each outstanding share of Fuel-Tech N.V. Common Stock held by our stockholders was converted into one share of Fuel Tech, Inc. Common Stock. The shares exchanged were all of Fuel Tech, Inc.’s issued and outstanding shares immediately after the reorganization. The number of shares of Fuel Tech, Inc.’s Common Stock outstanding immediately after the reorganization was the same as the number of shares of Fuel-Tech N.V. Common Stock outstanding immediately prior to the reorganization. In connection with this reorganization, all option agreements and warrant rights to purchase shares of Fuel-Tech N.V. Common Stock were converted into option agreements and warrant rights to purchase shares of Fuel Tech, Inc. Common Stock.

In addition to the reorganization, Fuel Tech, Inc. adopted a tax-free plan of merger whereby two of Fuel Tech, Inc.’s wholly owned United States subsidiaries were merged with and into Fuel Tech, Inc. as of December 31, 2006.

In November 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and that of a Consolidated Entity or between the Reporting Period of an Investor and that of an Equity Method Investee” (“EITF 06-9”). EITF 06-9 requires certain disclosures whenever a change is made to modify or eliminate the time lag used for recording results of consolidated entities or equity method investees that have a different fiscal year end than a parent. EITF 06-9 is effective for changes in the time lag occurring in the interim or annual reporting periods beginning after November 29, 2006. The adoption of EITF 06-9 did not have a material impact on the consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair value due to their short-term nature. The carrying amount of the Company’s short-term debt, revolving line of credit and notes approximate fair value because the majority of the amounts outstanding accrue interest at variable rates.

Cash Equivalents and Short-term Investments

Fuel Tech includes cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. Short-term investments consist of highly-liquid investments having an original maturity of greater than three months which are recorded at cost, and have been classified as available for sale securities. Fuel Tech has never incurred realized or unrealized holding gains or losses on these securities. Income resulting from short-term investments is recorded as interest income.

At December 31, 2007, substantially all of Fuel Tech’s cash, cash equivalents and short-term investments are on deposit with three financial institutions.

Foreign Currency Risk Management

Fuel Tech's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Fuel Tech does not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Accounts Receivable

Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on uncompleted contracts under the percentage of completion method. At December 31, 2007 and 2006, unbilled receivables were approximately $16,813,000 and $3,615,000, respectively.

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

Translation of Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The resulting translation adjustments are included in stockholders’ equity as part of accumulated comprehensive income.

Comprehensive Income

Other comprehensive income is defined as the change in equity resulting from transactions from non-owner sources. Comprehensive income differs from net income due to the effects of foreign currency translation.

Research and Development

Research and development costs are expensed as incurred. Research and development units funded by contracts are reported as part of cost of goods sold. Internally funded research and development expenses are reported as operating expenses.

Product/System Warranty

Fuel Tech warrants its pollution control products/systems against defects in design, materials, and workmanship generally for one to two years. A provision for estimated future costs relating to warranty expense is recorded when the products/systems become commercially operational.

Goodwill and Other Intangibles

Fuel Tech follows Financial Accounting Standards Board (FASB) Statement No. 142, “Goodwill and Other Intangible Assets.” Under the guidance of this statement, goodwill and indefinite-lived intangible assets are required to be reviewed annually, or more frequently if indicators arise, for impairment. The evaluation of impairment involves comparing the current fair value of the business to the recorded value. Fuel Tech uses a discounted cash flow model (DCF) to determine the current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Fuel Tech allocates goodwill to reporting units based on the relative excess of fair value over carrying value of the reporting units. Fair value is determined as noted above. The ratio of each reporting unit’s excess of fair value over carrying value, to the total excess of fair value over carrying value, is used as the basis for the allocation of the goodwill balance. Fuel Tech’s annual fair value measurement test revealed no indications of impairment.

Included with other intangible assets on the consolidated balance sheet are third-party costs related to the development of patents. As of December 31, 2007 and 2006, the net patent asset balance was $199,000 and $172,000, respectively. The third-party costs capitalized during the years ended December 31, 2007 and 2006 were $53,000 and $50,000, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.

Fuel Tech’s intellectual property has been the primary building block for the NOx reduction and fuel treatment chemical technology segments. The patents are essential to the generation of revenue for Fuel Tech’s businesses and are essential to protect Fuel Tech from competition in the markets in which it serves. These costs are being amortized on the straight-line method over a period of 10 years from the date of patent issuance. Patent maintenance fees are charged to operations as incurred.

Fuel Tech reviews other intangible assets, which include a customer list, a covenant not to compete and patent assets, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. Fuel Tech recorded an impairment loss of $7,000 in 2007. For the years ended December 31, 2006 and 2005 the impact of impairment losses was zero and $30,000, respectively. Such amounts are recorded in the “Research and development” line item in the consolidated statements of income.

The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2007 and 2006, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

Description of Other Intangible	Amortization period	(in thousands)
		2007	2006
Customer list	15 years	$1,198	$1,198
Patent asset	10 years	1,110	1,063
Covenant not to compete	6 years	100	100
Total cost		$2,408	$2,361
Less accumulated amortization		1,320	1,205
Total net intangible asset value		$1,088	$1,156

The estimated amortization expense related to Fuel Tech’s intangible assets is expected to approximate $120,000 per year for the two-year period ending December 31, 2009, and $100,000 per year for the three-year period ending December 31, 2012.

Property and Equipment

Equipment is stated at historical cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives. The table below shows the depreciable life and cost by asset class as of December 31, 2007 and 2006, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable life	(in thousands)
		2007 Cost	2006 Cost
Land		$1,440	$-
Building	39 years	4,857	-
Field equipment	3-4 years	10,405	8,365
Computer equipment and software	2-3 years	2,996	2,857
Furniture and fixtures	3-10 years	1,673	1,652
Vehicles	3 years	22	22
Total cost		$21,393	$12,896
Less accumulated depreciation		10,091	8,845
Total net book value		$11,302	$4,051

Revenue Recognition

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

In June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective January 1, 2007. The Company presents sales tax on a net basis in its consolidated financial statements. The adoption did not have a material effect on the consolidated financial statements.

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

Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. In 2007, 2006 and 2005, 311,000, 1,094,000, and 557,000 options, respectively, were granted to employees and directors. At December 31, 2007, Fuel Tech has 845,000 stock options available for issuance under the Incentive Plan.

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

Effective January 1, 2006, Fuel Tech adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)) using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Accordingly, results for prior periods have not been restated.

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
	2007	2006	2005
Basic weighted-average shares	22,280	21,491	20,043
Conversion of unsecured loan notes	45	46	59
Unexercised options and warrants	2,395	2,650	2,964
Diluted weighted-average shares	24,720	24,187	23,066

New Accounting Pronouncements

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

In May 2007, the FASB issued FASB Staff Position FIN 48-1 (FSP FIN 48-1), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Fuel Tech does not expect the provisions of FSP FIN 48-1 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 141R to have a material impact on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 160, (SFAS 160) “Noncontrolling Interests in Consolidation Financial Statements an amendment of ARB No. 51”. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for the fiscal years beginning on or after December 15, 2008. Fuel Tech does not expect the provisions to have a material impact on its consolidated financial statements.

2. CONSTRUCTION CONTRACTS IN PROGRESS

The status of contracts in progress as of December 31, 2007 and 2006 is as follows:

(in thousands)	2007	2006
Costs incurred on uncompleted contracts	$17,050	$18,696
Estimated earnings	15,247	13,810
Earned revenue	32,296	32,506
Less billings to date	16,303	31,524
Total	$15,993	$982
Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,813	$3,615
Billings in excess of costs and estimated earnings on uncompleted contracts	(821)	(2,633)
Total	$15,993	$982

Costs and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable on the consolidated balance sheet, while billings in excess of costs and estimated earnings on uncompleted contracts are included in other accrued liabilities on the consolidated balance sheet.

As of December 31, 2007 and 2006, Fuel Tech had no construction contracts in progress that were identified as loss contracts.

3. TAXATION

The components of income (loss) before taxes for the years ended December 31 are as follows (in thousands):

Origin of income (loss) before taxes	2007	2006	2005
United States	$13,242	$13,279	$7,823
Foreign	(812)	(1,511)	(654)
Income before taxes	$12,430	$11,768	$7,169

Significant components of the income tax benefit for the years ended December 31 are as follows (in thousands):

	2007	2006	2005
Current:
Federal	$1,401	$144	$582
State	588	29	455
Other	-	60	34
Total current	$1,989	$233	1,071
Deferred:
Federal	3,183	4,314	2,179
State	15	180	630
Change in valuation allowance	-	215	(4,299)
Total deferred	3,198	4,709	(1,490)
Income tax expense (benefit)	$5,187	$4,942	$(419)

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax benefit in the consolidated statements of income for the years ended December 31 is as follows (in thousands):

	2007	2006	2005
Provision at the U.S. federal statutory rate	$4,351	$4,119	$2,509
State taxes, net of federal benefit	405	187	369
Foreign losses without tax benefit	284	588	263
Research credits	(63)	(229)	(339)
Other	210	62	1,078
Valuation allowance adjustment	-	215	(4,299)
Income tax expense (benefit)	$5,187	$4,942	$(419)

The table below depicts the data above on a percentage basis:

	2007	2006	2005
Provision at the U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.3%	1.6%	5.1%
Foreign losses without tax benefit	2.3%	5.0%	3.7%
Research credits	(.5)%	(1.9)%	(4.7)%
Other	1.6%	.5%	15.1%
Valuation allowance adjustment	-%	1.8%	(60.0)%
Income tax expense (benefit)	41.7%	42.0%	(5.8)%

The deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Stock compensation expense	$2,306	$526
Research and development credit	1,302	2,296
Equipment	648	379
Alternative minimum tax credit	275	284
Warranty reserve	176	180
Accounts receivable	57	57
Vacation accrual	40	33
Deferred rent liability	33	37
Effect of FIN 48 adoption	7	-
Net operating loss carryforwards	-	2,116
Accrued liability for compensation	-	537
Charitable contribution	-	14
Research and development asset	-	9
Total deferred tax assets	4,844	6,468
Deferred tax liabilities:
Patents	(76)	(65)
Goodwill	(367)	(286)
Total deferred tax liabilities	(443)	(351)

Net deferred tax asset before valuation allowance	$4,401	$6,117
Valuation allowances for deferred tax assets	(260)	(260)
Net deferred tax asset	$4,141	$5,857

Net deferred tax assets and liabilities are recorded as follows within the consolidated balance sheets:

Current assets	$1,589	$4,972
Long-term assets	2,552	885
Net deferred tax asset	$4,141	$5,857

For the years ended December 31, 2007 and 2006 Fuel Tech recorded tax benefits from the exercise of stock options in the amount of $1,482,000 and $5,944,000, respectively. The amounts were recorded as an increase in additional paid-in capital on the consolidated balance sheets and as cash from financing activities on the consolidated statements of cash flows. Fuel Tech recorded tax benefits from the exercise of stock options in the amount of $1,488,000 for the year ended December 31, 2005. This amount was recorded as an increase in additional paid-in capital on the consolidated balance sheet and as cash from operating activities on the consolidated statement of cash flows. With Fuel Tech’s adoption of Statement 123(R) on January 1, 2006, all subsequent tax benefits from the exercise of stock options were recorded as cash flows from financing activities.

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

State and Federal Tax payments during the years ended December 31, 2007, 2006, and 2005 were $173,000, $217,000, and $326,000, respectively.

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

The following table summarizes Fuel Tech’s unrecognized tax benefit activity during 2007:

Description	Balance (in thousands)
Balance at January 1, 2007	$744
Increases in positions taken in a prior period	-
Decreases in positions taken in a prior period	-
Increases in positions taken in a current period	24
Decreases in positions taken in a current period	-
Decreases due to settlements	(35)
Decreases due to lapse of statute of limitations	(55)
Balance at December 31, 2007	$678

The amount of unrecognized tax benefits as of December 31, 2007 was $703,000. This amount included $685,000 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate.

Fuel Tech is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Fuel Tech is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004.

Fuel Tech recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense for all periods presented. Fuel Tech had accrued approximately $25,000 for the payment of interest and penalties at December 31, 2007.

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

At December 31, 2007, Fuel Tech has tax losses in the amount of $2,902,000 available to offset foreign income. The foreign loss carryforwards begin to expire in 2008 and at December 31, 2007 a full valuation allowance is recorded against this amount.

4. COMMON SHARES

At December 31, 2007, Fuel Tech had 22,410,064 Common Shares issued, with an additional 44,787 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 5) and 2,464,325 shares reserved for issuance upon the exercise of stock options, 955,825 of which are currently exercisable (see Note 6).

5. NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

At December 31, 2007, 2006 and 2005, respectively, Fuel Tech had $272,000, $277,000, and $282,000 principal amount of nil coupon non-redeemable convertible unsecured perpetual loan notes (the “Loan Notes”) outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 or $11.43 per share. The Loan Notes bear no interest and have no maturity date. They are generally repayable only in the event of Fuel Tech’s dissolution and, accordingly, have been classified within shareholders’ equity in the accompanying balance sheet.

In 2007, Loan Notes in the principal amount of $5,000 were converted into 769 Common Shares. Also in 2006, Loan Notes in the principal amount of $5,000 were converted into 769 Common Shares, while in 2005 Loan Notes in the principal amount of $250,000 were converted into 38,461 Common Shares.

6. STOCK-BASED COMPENSATION AND WARRANTS

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. In 2007, 2006 and 2005, 311,000, 1,094,000, and 557,000 options, respectively, were granted to employees and directors. At December 31, 2007, Fuel Tech has 845,000 stock options available for issuance under the Incentive Plan.

Fuel Tech recorded stock-based compensation expense of $4,791,000 ($3,105,000 after tax) for the year ended December 31, 2007. Fuel Tech recorded $1,805,000 ($1,268,000 after tax) in stock-based compensation expense for the comparable period in 2006.

The following table illustrates the effect on net income and income per share if Fuel Tech had applied the fair value recognition provisions of Statement 123(R) to options granted under Fuel Tech’s stock option plans for 2005. For purposes of this pro forma disclosure, as noted above, the value of the options is estimated using a Black-Scholes option pricing model.

For the year ended (in thousands)	2005

Net income as reported	$7,588

Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	952
Pro forma net income	$6,636

Basic and diluted income per share:
Basic - as reported	$.38
Basic – pro forma	$.33

Diluted – as reported	$.33
Diluted – pro forma	$.29

As of December 31, 2007, there was $11.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1993 Plan. That cost is expected to be recognized over a period of four years.

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

The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate – an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of Fuel Tech’s Common Stock for a period equal to the expected life of the option; and (3) expected life of the option – an estimate based on historical experience including the effect of employee terminations.

Based on the results of the model, the weighted-average fair value of the stock options granted during the 12-month periods ended December 31, 2007, 2006 and 2005, respectively was $14.01, $12.53 and $3.35 per share using the following assumptions:

	2007	2006	2005
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.39%	4.64%	4.38%
Expected volatility	57.4%	60.7%	48.0%
Expected life of option	5.2 years	5.2 years	4.0 years

The following table presents a summary of Fuel Tech’s stock option activity and related information for the years ended December 31:

	2007		2006		2005
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	2,414,200	$13.02	2,799,000	$4.29	2,810,000	$3.24
Granted	310,500	25.80	1,094,000	22.06	557,000	7.84
Exercised	(188,875)	4.83	(1,332,925)	2.88	(529,250)	2.32
Expired or forfeited	(71,500)	20.82	(145,875)	5.91	(38,750)	5.97
Outstanding at end of year	2,464,325	$15.03	2,414,200	$13.02	2,799,000	$4.29

Exercisable at end of year	955,825	$7.11	711,450	$5.22	1,687,375	$2.87
Weighted-average fair value of options granted during the year		$14.01		$12.53		$3.35

The following table provides additional information regarding Fuel Tech’s stock option activity for the 12 months ended December 31, 2007.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2007	2,414,200	$13.02
Granted	310,500	25.80
Exercised	(188,875)	4.83		$4,367,000
Expired or forfeited	(71,500)	20.82
Outstanding on December 31, 2007	2,464,325	$15.03	7.70 years	$21,719,000

Exercisable on December 31, 2007	955,825	$7.11	6.14 years	$14,998,000
Weighted-average fair value of options granted during 2007		$14.01

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Range of	Number of	Weighted- Average Remaining	Weighted- Average	Number of	Weighted- Average
Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$ 2.76 - $ 5.51	608,575	5.31 years	$3.86	524,575	$3.72
$ 5.52 - $ 11.03	520,250	7.30 years	$7.72	311,250	$7.43
$ 11.04 - $ 22.06	290,000	8.29 years	$13.89	60,000	$15.95
$ 22.07 - $ 27.57	1,045,500	9.12 years	$25.56	60,000	$26.26
$ 2.76 - $ 27.57	2,464,325	7.70 years	$15.03	955,825	$7.11

The weighted-average exercise price per nonvested stock award at grant date was $25.69 per share for the nonvested stock awards granted in 2007. Nonvested stock award activity for all plans for the 12 months ended December 31, 2007 was as follows:

	Nonvested Stock Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2007	1,702,750	$8.90
Granted	310,500	14.01
Released	(433,250)	4.47
Expired or forfeited	(71,500)	11.75
Outstanding on December 31, 2007	1,508,500	$11.08

At December 31, 2007, Fuel Tech had 104,500 stock options with an exercise price of $27.57 per share that were not dilutive for the purpose of inclusion in the calculation of diluted earnings per share.

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

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). This Deferred Plan, as originally approved, provided for deferral of directors’ fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout. In the second quarter of 2007, Fuel Tech obtained stockholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock. Under the guidance of Statement 123(R), this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock, as equity awards as opposed to liability awards. In 2007, Fuel Tech recorded a credit of $1,150,000 to additional paid-in capital representing the fair value of the stock awards granted. Of this amount, $150,000 represented stock based compensation expense incurred in 2007.

In addition to the above, Fuel Tech has 1,601,043 warrants outstanding to purchase Common Shares at an exercise price of $1.75. The warrants expire on April 30, 2008.

7. COMMITMENTS

Operating Leases

Fuel Tech leases office space, autos and certain equipment under agreements expiring on various dates through 2014. Future minimum lease payments under noncancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2007 are as follows (in thousands):
Year of Payment	Amount
2008	$645
2009	535
2010	149
2011	123
2012	118
Thereafter	94

For the years ended December 31, 2007, 2006 and 2005, rent expense approximated $852,000, $829,000 and $778,000, respectively.

Fuel Tech has a sublease agreement that obligates the lessee to make future payments. The sublease obligations noted below are related to a sublease agreement between Fuel Tech and American Bailey Corporation (ABC). ABC will reimburse Fuel Tech for its share of lease and lease-related expenses under Fuel Tech’s January 29, 2004 lease of its executive offices in Stamford, Connecticut. Please refer to Note 9 to the consolidated financial statements for a discussion of the relationship between Fuel Tech and ABC. The future minimum lease income under this noncancellable sublease as of December 31, 2007 is as follows (in thousands):

Year of Payment	Amount
2008	$81
2009	81
2010	7
2011	-
2012	-
Thereafter	-

The terms of the three primary lease arrangements are as follows:

- The Batavia, Illinois building lease term runs from June 1, 1999 to May 31, 2009. Fuel Tech has the option to extend the lease term for two successive terms of five years each at market rates to be agreed upon between Fuel Tech and the lessor.

- The Stamford, Connecticut building lease term runs from February 1, 2004 to January 31, 2010. Fuel Tech has the option to extend the lease term for one successive term of five years at a market rate to be agreed upon between Fuel Tech and the lessor. Fuel Tech was provided with a 10-month “free rent” period under this lease, and the total minimum lease payments are being amortized over the lease term. The deferred rent liability is $138,000 at December 31, 2007, of which $20,000 and $118,000 are recorded in current “Other accrued liabilities” and long-term “Other liabilities,” respectively, on the consolidated balance sheet. Under the sublease noted above, ABC was also provided with a 10-month “free rent” period, and the total minimum lease rentals are also being amortized over the lease term. The deferred rent receivable is $52,000 at December 31, 2007, of which $8,000 and $44,000 are recorded in current “Prepaid expenses and other current assets” and long-term “Other assets”, respectively, on the consolidated balance sheet.

- The Beijing, China building lease term runs from September 1, 2007 to August 31, 2009. Fuel Tech has the option to extend the lease term at a market rate to be agreed upon between Fuel Tech and the lessor.

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

As of December 31, 2007, Fuel Tech has outstanding bank performance guarantees and letters of credit in the amount of $6,021,000 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. Management of Fuel Tech believes that these projects will be successfully completed and that there will not be a materially adverse impact on Fuel Tech’s operations from these bank performance guarantees and letters of credit.

Product Warranties

Fuel Tech issues a standard product warranty with the sale of its products to customers. Fuel Tech’s recognition of warranty liability is based, generally, on analyses of warranty claims experience in the preceding years. Changes in the warranty liability in 2007, 2006 and 2005 are summarized below:

(in thousands)	2007	2006	2005
Aggregate product warranty liability at beginning of year	$472	$247	$137
Aggregate accruals related to product warranties	88	280	160
Aggregate reductions for payments	(96)	(55)	(50)
Aggregate product warranty liability at end of year	$464	$472	$247

8. DEBT FINANCING

Fuel Tech has a $25.0 million revolving credit facility expiring July 31, 2009. The facility is unsecured and bears interest at a rate of LIBOR plus 75 basis points. Fuel Tech can use this facility for cash advances and standby letters of credit. As of December 31, 2007 and 2006, there were no outstanding borrowings on this facility.

At December 31, 2007, the bank had provided standby letters of credit, predominantly to customers, totaling approximately $6,021,000 in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these letters of credit. At December 31, 2007, there were no cash borrowings under the revolving credit facility and approximately $18,979,000 was available.

During 2007, under the $25.0 million facility, Fuel Tech requested and received a waiver to enable Fuel Tech to exceed the capital spending covenant specified in the facility agreement. The waiver was requested to accommodate Fuel Tech’s purchase of land and building for its new corporate headquarters.

Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a newly formed wholly-owned subsidiary of Fuel Tech, entered into a revolving credit facility agreement during the third quarter of 2007 for RMB 35 million (approximately $4.8 million), which expires on July 31, 2009. The facility is unsecured and bears interest at a rate of 90% of the People's Bank of China (PBOC) Base Rate. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. At December 31, 2007, Beijing Fuel Tech had borrowings outstanding in the amount $2,051,000.

Interest payments in the amount of $24,000 were made during the year ended December 31, 2007, and no payments were made during the years ended December 31, 2006 or 2005.

9. RELATED PARTY TRANSACTIONS

As of December 31, 2007, Fuel Tech has a 4% common stock ownership interest in Clean Diesel Technologies, Inc. (CDT), which is being accounted for using the cost method. Fuel Tech is precluded from selling its interest in CDT except pursuant to a registration statement, or in a broker/dealer transaction within the limitations of Rule 144 of the Securities and Exchange Commission (SEC), or in an exempt private placement within the limitations of Rule 144 of the SEC. Fuel Tech’s investment in CDT, whose shares are publicly traded on the OTC Bulletin Board and the Alternative Investment Market of the London Stock Exchange, had a market value of $8.2 million at December 31, 2007. Fuel Tech also owns 25,000 warrants to purchase CDT common stock. The warrants have an exercise price of $10.00 and can be exercised on or before November 14, 2010. The value assigned to the warrants on the consolidated balance sheet at December 31, 2007 and 2006 is not significant.

On August 3, 1995, Fuel Tech signed a Management and Services Agreement with CDT. According to the agreement, CDT is to reimburse Fuel Tech for management, services and administrative expenses incurred by Fuel Tech on behalf of CDT. Additionally, Fuel Tech charges CDT an additional 3% of such costs annually. For the years ended December 31, 2007, 2006 and 2005, $72,000, $71,000 and $71,000, respectively, was charged to CDT as a management fee.

Pursuant to an assignment agreement of certain technology to CDT, Fuel Tech is due royalties from CDT of 2.5% of CDT’s annual revenue from sales of CDT’s Platinum Fuel Catalyst, commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $12 million commencing in 1998 and declining annually to $1,090,910 in 2008. CDT as assignee and owner will maintain the technology at its own expense. To date, Fuel Tech has received approximately $46,000 in royalties.

On April 30, 1998, Fuel Tech entered into an agreement with ABC for it to provide certain management and consulting services to Fuel Tech. Persons now or formerly associated with ABC currently own 21% of Fuel Tech’s Common Shares and warrants to purchase an additional 1.6 million shares, which expire on April 30, 2008. No fees were to be payable under the agreement for the first 24 months. This agreement was amended in 1999 to extend its term to April 30, 2002, and provide for the payment of a management fee of $10,417 per month commencing September 1, 1999, through May 1, 2000, and $20,833 per month until the termination of the agreement. The agreement was further amended effective May 1, 2002 to increase the management fee to $29,167 per month until the termination of the agreement as of April 30, 2004. Effective January 1, 2004, this agreement was terminated.

As of January 1, 2004, two former employees of ABC who were Directors of Fuel Tech became employees of Fuel Tech. Concurrently, in early 2004, a new agreement was put in place between Fuel Tech and ABC. Effective January 1, 2004, a compensation agreement was established whereby ABC will reimburse Fuel Tech for certain services that employees of Fuel Tech will provide to ABC. In addition, ABC is a sublessee under Fuel Tech’s January 29, 2004 lease of its executive offices in Stamford, Connecticut. ABC will reimburse Fuel Tech for its share of lease and lease-related expenses under the sublease agreement. Please refer to Note 7 to the consolidated financial statements for a further discussion of this topic. $30,000 is due from ABC at December 31, 2007 related to the compensation and sublease agreements.

10. DEFINED CONTRIBUTION PLAN

Fuel Tech has a retirement savings plan available for all U.S. employees who have met minimum length-of-service requirements. Fuel Tech’s contributions are determined based upon amounts contributed by Fuel Tech’s employees with additional contributions made at the discretion of Fuel Tech’s Board of Directors. Costs related to this plan were $802,000, $612,000 and $285,000 in 2007, 2006 and 2005, respectively.

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

Information about reporting segment net sales and gross margin are provided below:

(in thousands)
For the year ended December 31, 2007	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Revenues from external customers	$47,750	$32,547	$-	$80,297
Cost of sales	25,775	16,619	77	42,471
Gross margin	21,975	15,928	(77)	37,826
Selling, general and administrative	-	-	24,950	24,950
Research and development	-	-	2,137	2,137
Operating income (loss)	$21,975	$15,928	$(27,164)	$10,739

For the year ended December 31, 2006	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Revenues from external customers	$46,454	$28,661	$-	$75,115
Cost of sales	26,328	11,932	169	38,429
Gross margin	20,126	16,729	(169)	36,686
Selling, general and administrative	-	-	23,901	23,901
Research and development	-	-	2,052	2,052
Operating income (loss)	$20,126	$16,729	$(26,122)	$10,733

For the year ended December 31, 2005	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Revenues from external customers	$32,650	$20,272	$6	$52,928
Cost of sales	16,744	10,096	278	27,118
Gross margin	15,906	10,176	(272)	25,810
Selling, general and administrative	-	-	17,414	17,414
Research and development	-	-	1,241	1,241
Operating income (loss)	$15,906	$10,176	$(18,927)	$7,155

GEOGRAPHIC SEGMENT FINANCIAL DATA

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

For the years ended December 31 (in thousands)	2007	2006	2005

Revenues:
United States	$67,534	$57,628	$41,721
Foreign	12,763	17,487	11,207
	$80,297	$75,115	$52,928

December 31	2007	2006	2005
Assets:
United States	$79,132	$62,190	$39,959
Foreign	8,082	3,470	4,116
	$87,214	$65,660	$44,075

During 2007 Fuel Tech had two customers that individually represented greater than 10% of revenues. In total these two customers represented 23% of revenues. These two customers utilized the product line offered by Fuel Tech’s Nitrogen Oxide Reduction business segment.

During 2006 and 2005, Fuel Tech realized 25% and 13%, respectively, of its revenues from one customer. This customer utilized the product line offered by Fuel Tech’s Nitrogen Oxide Reduction business segment.

QUARTERLY FINANCIAL DATA

Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2007 and 2006.

For the quarters ended:	March 31	June 30	September 30	December 31
(in thousands, except share data)

2007 (a)
Revenues	$16,262	$16,210	$15,246	$32,579
Cost of sales	8,957	9,083	8,018	16,413
Net income	792	282	927	5,242
Net income per Common Share:
Basic	$0.04	$0.01	$0.04	$0.23
Diluted	$0.03	$0.01	$0.04	$0.21

2006 (b)
Revenues	$17,121	$19,759	$20,173	$18,062
Cost of sales	9,056	10,112	10,042	9,219
Net income	1,350	1,958	2,060	1,458
Net income per Common Share:
Basic	$0.07	$0.09	$0.09	$0.07
Diluted	$0.06	$0.08	$0.09	$0.06

(a) The total of the basic net income amounts per share for the four quarters ending December 31, 2007 does not sum to the amounts presented on the consolidated statement of income for the year ending December 31, 2007 due to rounding.

(b) The total of the diluted net income amounts per share for the four quarters ending December 31, 2006 does not sum to the amounts presented on the consolidated statement of income for the year ending December 31, 2006 due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that Fuel Tech maintained effective internal control over financial reporting as of December 31, 2007, based on criteria in “Internal Control—Integrated Framework” issued by the COSO.

ITEM 9B. Other Information

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in Fuel Tech’s Proxy Statement related to the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated by reference.

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

The identities of the Fuel Tech directors and other information concerning the directors and executive officers of Fuel Tech and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in Fuel Tech’s Proxy Statement related to its 2008 Annual Meeting of Stockholders and is incorporated by reference.

The identities of and the employment history of Fuel Tech executive officers with Fuel Tech or its affiliates who are not directors are as follows:

Vincent M. Albanese, 59, has been Senior Vice President, Regulatory Affairs since February 28, 2007; previously he had been Senior Vice President, Advanced Technology and Regulatory Affairs since April 5, 2006; Senior Vice President, Air Pollution Control, Sales and Marketing since May, 2000; Vice President, Air Pollution Control since April, 1998 and Vice President, Sales and Marketing since 1990.

Ellen T Albrecht, 35, has been Vice President and Controller since December 7, 2006; previously she had been Controller since February 1, 2004; Accounting Manager since May, 2001; and Senior Accountant since July, 1996.

Vincent J. Arnone, 44, has been Senior Vice President, Treasurer and Chief Financial Officer since February 28, 2006; previously he had been Vice President, Treasurer and Chief Financial Officer since December, 2003; and Controller since May, 1999.

Stephen P. Brady, 51, became Senior Vice President, Sales and Marketing on April 5, 2006; previously he had been Senior Vice President, Fuel Chem since January, 2002; and Vice President, Fuel Chem since February, 1998.

William E. Cummings, Jr. 51, became Vice President, Sales on April 5, 2006; previously he had been Vice President, Air Pollution Control Sales since May, 2000; Director, Utility Sales since April, 1998; and Director, Eastern Region since 1994.

Kevin R. Dougherty, 46, became Vice President, Business Development and Marketing on April 5, 2006; previously he had been Vice President, Corporate Marketing and Procurement since December, 2005; Director, Marketing and Sales Administration, Air Pollution Control since November, 2000; and Manager, Contracts Administration, Air Pollution Control since 1999.

Timothy Eibes, 51, has been Vice President, Project Execution since August 21, 2006; previously he had been employed by Alliant Energy, Inc. since 1987, his last position being Vice President, Asset Management.

Tracy Krumme, 40, has been Vice President, Investor Relations and Corporate Communications since December 7, 2006; previously she had been Director, Investor Relations since September, 2002.

M. Linda Lin, 59, became Vice President, China/Pacific Rim on December 7, 2006; previously she had been Vice President Asia/Pacific since April 5, 2006; Marketing Manager since 1992; and Research Associate/Research Manager since 1990.

Michael P. Maley, 50, became Senior Vice President, International Business Development and Project Execution on April 5, 2006; previously he had been President and Chief Operating Officer of Alliant Energy Generation from 2001 to 2005; Vice President of Business Development of Calpine Corporation since 1998; and Vice President of Project Development of Cogentrix Energy LLC since 1993.

Nolan R. Schwartz, 57, became Vice President, Corporate Development on January 1, 2004; previously he had been a director of Fuel Tech, Inc., a former subsidiary of Fuel Tech, since 1998; and, prior to that, a principal of American Bailey Corporation.

Christopher R. Smyrniotis, 55, became Vice President, Fuel Chem Technologies on April 5, 2006; previously he had been Vice President, Fuel Chem Technology and Market Development since December, 2005; Director of Marketing and Technology, Fuel Chem since October, 1998; and Market Development manager since 1993.

William H. Sun, 51, became Vice President, Air Pollution Technologies on April 5, 2006; previously he had been Vice President and Chief Technology Officer since December, 2003; Vice President, Engineering and Technology since April, 1998; and Director of Process Engineering since 1990.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Fuel Tech, Inc. - Allowance for Doubtful Accounts:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2005	$74,000	26,000	50,000	$150,000
2006	$150,000	-	-	$150,000
2007	$150,000	-	-	$150,000

Fuel Tech, Inc. – Valuation Allowance for Deferred Tax Assets:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2005	$4,344,000	-	(4,299,000)	$45,000
2006	$45,000	215,000	-	$260,000
2007	$260,000	-	-	$260,000

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

^^	3.1 Certificate of Incorporation of Fuel Tech, Inc. filed September 30, 2006

^^	3.2 Certificate of Conversion of Fuel Tech, Inc. filed September 30, 2006

^^	3.3 By-Laws of Fuel Tech, Inc. adopted September 30, 2006

* 4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989

* 4.2	First Supplemental Instrument Constituting US $3,000,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990

** 4.3	Instrument Constituting US $6,000,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993

** 4.4	Form of Warrants issued April 30, 1998 evidencing right to purchase 3 million shares of Fuel-Tech N.V. Common Stock.

^^^	4.5 Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004

☐☐☐☐	4.6 Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement.

☐☐☐☐	4.7 Fuel Tech, Inc. Form of Non-Qualified Stock Option Agreement.

☐☐☐☐	4.8 Fuel Tech, Inc. Form of Incentive Stock Option Agreement.

^	4.9 The Business Loan Agreement dated as of July 31, 2006 between Wachovia Bank N.A. and Fuel Tech, Inc.

**	10.1 Securities Purchase Agreement dated as of March 23, 1998, between Fuel-Tech N.V., and the several Investors signatory thereto, including exhibits.

#&	10.2 License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process

#&	10.3 Amendment No. 1, dated February 28, 2000, to License Agreement of November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc.

☐☐☐☐	10.4 Employment Agreement as of February 28, 2006 between John (Johnny) F. Norris Jr. and Fuel Tech, Inc.

☐	10.5 Amendment to Employment Agreement as of February 28, 2006 between John (Johnny) F. Norris Jr. and Fuel Tech, Inc.

^^^^	10.6 Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers

☐☐
19.0 Those portions of the Proxy Statement to be distributed to Shareholders of Fuel Tech for the 2008 Annual Meeting of Shareholders of Fuel Tech, Inc. specifically incorporated by reference into this Annual Report on Form10-K.

☐	23.1 Consent of Independent Registered Public Accounting Firm

☐	23.2 Consent of Independent Registered Public Accounting Firm

☐	31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

☐	31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

☐	32.0 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following are incorporated by reference from the documents indicated.

*	Filed with Registration Statement on Form 20-F, No. 000-21724 on August 26, 1993, as amended
**	Filed with Registrant’s Report on Form 6-K for the month of March 1998
†	Filed with Registrant’s Report on Form 20-F for the year 1997
☐	Filed herewith
☐☐	Filed with the Registrant’s definitive proxy material for its 2008 Annual Meeting
☐☐☐☐	Filed with Registrant’s report on Form 10-K for the year 2006
#	Confidential information removed and filed separately
&	Filed with Registrant’s report on Form 10-K for the year 1999
^	Filed with Registrant’s Form 8-K on August 10, 2006
^^	Filed with Registrant’s Form 8-K on September 30, 2006
^^^	Filed with Registration Statement on Form S-8 No. 333-137735 on October 2nd 2006
^^^^	Filed with Registrant’s Form 8-K on February 7, 2007

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2008	By:	/s/ John F. Norris Jr.
John F. Norris Jr.
Chief Executive Officer, President and Director

Date: March 5, 2008	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
Chief Financial Officer,
Sr. Vice President and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.

Date: March 5, 2008

/s/ Ralph E. Bailey	Executive Chairman and Director
Ralph E. Bailey

/s/ Douglas G. Bailey	Deputy Chairman and Director
Douglas G. Bailey

/s/ Thomas J. Shaw	Director
Thomas J. Shaw

/s/ Miguel Espinosa	Director
Miguel Espinosa

/s/ Delbert L. Williamson	Director
Delbert L. Williamson

/s/ John D. Morrow	Director
John D. Morrow

/s/ Thomas L. Jones	Director
Thomas L. Jones

/s/ Charles W. Grinnell	Director, Vice President, General Counsel and Corporate Secretary
Charles W. Grinnell