Form 10-Q
period 2008-03-31
FUEL TECH, INC.
filed 2008-05-06
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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
Yes ☐  No ☒

As of April 18, 2008 there were outstanding 22,456,793 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the three-month period ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share data)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note B)
Assets
Current assets:
Cash and cash equivalents	$34,568	$30,473
Short-term investments	-	1,998
Accounts receivable, net of allowances for doubtful accounts of $150	24,780	31,856
Inventories	273	186
Deferred income taxes	1,053	1,589
Prepaid expenses and other current assets	1,172	1,761
Total current assets	61,846	67,863

Equipment, net of accumulated depreciation of $10,731 and $10,091, respectively	13,408	11,302
Goodwill	2,119	2,119
Other intangible assets, net of accumulated amortization of $1,347 and $1,320, respectively	1,075	1,088
Deferred income taxes	2,913	2,552
Other assets	2,704	2,290
Total assets	$84,065	$87,214

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2,136	$2,051
Accounts payable	9,966	13,632
Accrued liabilities	4,333	7,037
Total current liabilities	16,435	22,720

Other liabilities	1,300	1,255
Total liabilities	17,735	23,975

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 22,446,793 and 22,410,064 shares issued, respectively	224	224
Additional paid-in capital	112,826	111,459
Accumulated deficit	(47,249)	(48,882)
Accumulated other comprehensive income	257	166
Nil coupon perpetual loan notes	272	272
Total shareholders' equity	66,330	63,239
Total liabilities and shareholders' equity	$84,065	$87,214

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended March 31
	2008	2007

Revenues	$20,467	$16,262

Costs and expenses:
Cost of sales	10,669	8,957
Selling, general and administrative	6,979	5,906
Research and development	555	554
	18,203	15,417

Operating income	2,264	845

Interest expense	(46)	-
Interest income	276	417
Other income (expense)	136	(41)
Income before taxes	2,630	1,221

Income tax	(997)	(429)

Net income	$1,633	$792

Net income per Common Share:
Basic	$0.07	$0.04
Diluted	$0.07	$0.03

Weighted-average number of Common Shares outstanding:
Basic	22,420,000	22,107,000
Diluted	24,567,000	24,653,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31
	2008	2007
Operating activities
Net cash provided by (used in) operating activities	$4,416	$(1,342)

Investing activities
Sales of short-term investments	1,998	8,000
Purchases of equipment and patents	(2,761)	(697)
Net cash (used in) provided by investing activities	(763)	7,303

Financing activities
Proceeds from short-term borrowings	85	-
Issuance of deferred shares	15	-
Proceeds from exercise of stock options and warrants	88	506
Excess tax benefit for stock-based compensation	163	727
Net cash provided by financing activities	351	1,233

Effect of exchange rate fluctuations on cash	91	3

Net increase in cash and cash equivalents	4,095	7,197

Cash and cash equivalents at beginning of period	30,473	24,405

Cash and cash equivalents at end of period	$34,568	$31,602

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

Note B: Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods covered have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel Tech, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note C: Earnings per Share Data

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Basic weighted-average shares	22,420,000	22,107,000
Conversion of unsecured loan notes	45,000	45,000
Unexercised options and warrants	2,102,000	2,501,000
Diluted weighted-average shares	24,567,000	24,653,000

Note D: Total Comprehensive Income

Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

	Three Months Ended March 31
	2008	2007

Comprehensive income:
Net income	$1,633	$792
Foreign currency translation	91	3
	$1,724	$795

Note E: Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At March 31, 2008, Fuel Tech has 488,000 stock options available for issuance under the Incentive Plan.

Effective January 1, 2006, Fuel Tech adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)) using the modified-prospective transition method. Under that transition method, compensation costs recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As a result of adopting Statement 123(R) on January 1, 2006, Fuel Tech recorded stock-based compensation expense of $1,102 ($746 after tax) for the quarter ended March 31, 2008. Fuel Tech recorded $890 ($583 after tax) in stock-based compensation expense for the comparable period in 2007.

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

Based on the results of the model, the weighted-average fair value of the stock options granted during the three-month period ended March 31, 2008 was $9.45 per share using the following assumptions:

	2008	2007
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.80%	4.46%
Expected volatility	58.4%	56.8%
Expected life of option	5.2 years	5.2 years

Stock option activity for Fuel Tech’s Incentive Plan for the three months ended March 31, 2008 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2008	2,464,325	$15.03
Granted	464,500	17.82
Exercised	(36,275)	3.07		$553
Expired or forfeited	(15,000)	24.06
Outstanding on March 31, 2008	2,877,550	$15.58	7.89 years	$18,711

Exercisable on March 31, 2008	1,001,425	$7.55	6.13 years	$12,966
Weighted-average fair value of options granted during first three months of 2008		$9.45

The weighted-average exercise price per nonvested stock award at grant date was $17.82 per share for the nonvested stock awards granted in 2008. Nonvested stock award activity for all plans for the three months ended March 31, 2008 was as follows:

Nonvested Stock Outstanding
Outstanding on January 1, 2008	1,508,500
Granted	464,500
Released	(81,875)
Expired or forfeited	(15,000)
Outstanding on March 31, 2008	1,876,125

As of March 31, 2008, there was $13,600 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a period of four years.

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). This Deferred Plan, as originally approved, provided for deferral of directors’ fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout. In the second quarter of 2007, Fuel Tech obtained stockholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock. Under the guidance of Statement 123(R), this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock, as equity awards as opposed to liability awards. In the first quarter of 2008, Fuel Tech recorded stock-based compensation expense of $15 with a credit of the same amount to additional paid-in capital representing the fair value of the stock awards granted.

Note F: Debt

Fuel Tech has a $25,000 revolving credit facility expiring July 31, 2009. The facility is unsecured and bears interest at a rate of LIBOR plus 75 basis points. Fuel Tech can use this facility for cash advances and standby letters of credit. As of March 31, 2008, there were no outstanding borrowings on this facility.

Beijing Fuel Tech Environmental Technologies Company, Ltd (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility for RMB 35 million (approximately $5,000), which expires on July 31, 2009. The facility is unsecured and bears interest at a rate of 90% of the People’s Bank of China (PBOC) Base Rate. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2008, Beijing Fuel Tech has borrowings outstanding in the amount $2,136 which bear interest at 5.8%.

Note G: Business Segment and Geographic Disclosures

Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:

- The NOx reduction technology segment, which includes the NOxOUT®, NOxOUT CASCADE®, NOxOUT ULTRA® and NOxOUT-SCR® processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources; and

- The fuel treatment chemical technology segment, which uses chemical processes for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel using TIFI™ Targeted In-Furnace Injection™ technology.

The “Other” classification includes those profit and loss items not allocated by Fuel Tech to each reportable segment. Further, there are no intersegment revenues that require elimination.

Fuel Tech evaluates performance and allocates resources based on reviewing gross margin by reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Fuel Tech does not review assets by reportable segment, but rather, in aggregate for Fuel Tech as a whole.

Reporting segment revenues and gross margin are provided below.

Three months ended March 31, 2008	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Revenues from external customers	$11,669	$8,798	$-	$20,467
Cost of sales	6,145	4,524	-	10,669
Gross margin	5,524	4,274	-	9,798
Selling, general and administrative	-	-	6,979	6,979
Research and development	-	-	555	555
Operating income (loss)	$5,524	$4,274	$(7,534)	$2,264

Three months ended March 31, 2007	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Revenues from external customers	$8,609	$7,653	$-	$16,262
Cost of sales	5,027	3,895	35	8,957
Gross margin	3,582	3,758	(35)	7,305
Selling, general and administrative	-	-	5,906	5,906
Research and development	-	-	554	554
Operating income (loss)	$3,582	$3,758	$(6,495)	$845

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended March 31
	2008	2007
Revenues:
United States	$19,084	$14,007
Foreign	1,383	2,255
	$20,467	$16,262

	March 31, 2008	December 31, 2007
Assets:
United States	$76,289	$79,132
Foreign	7,776	8,082
	$84,065	$87,214

Note H: Contingencies

Fuel Tech issues a standard product warranty with the sale of its products to customers. Fuel Tech’s recognition of warranty liability is based, generally, on analyses of warranty claims experience in the preceding years. Changes in the warranty liability in 2008 are summarized below:

2008
Aggregate product warranty liability at January 1, 2008	$464
Aggregate accruals related to product warranties	-
Aggregate reductions for payments	(26)
Aggregate product warranty liability at March 31, 2008	$438

Note I: Income Tax

Fuel Tech had unrecognized tax benefits as of December 31, 2007 in the amount of $703. This amount included $685 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. There have been no material changes in unrecognized tax benefits during the quarter ended March 31, 2008.

Note J: Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for Fuel Tech beginning January 1, 2008. The adoption of FAS 159 did not have a material impact on the consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1 (FSP FIN 48-1), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Fuel Tech does not expect the provisions of FSP FIN 48-1 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Fuel Tech is currently evaluating the potential impact of adoption of SFAS 141R on its consolidated financial statements. However, Fuel Tech does not expect the adoption of SFAS 141R to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Financial Accounting Standard No. 160 (SFAS 160), “Noncontrolling Interests in Consolidation Financial Statements - An amendment of ARB No. 51”. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for the fiscal years beginning on or after December 15, 2008. Fuel Tech does not expect the provisions to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 “Fair Value Measurements” (SFAS 157) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also, in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” (SFAS 141) or SFAS No. 141R.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data oriented from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

Fuel Tech does not expect the provisions that have a material impact on the financial statements.

FUEL TECH, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the first quarter ended March 31, 2008 and 2007 were $20,467,000 and $16,262,000, respectively. The 26% increase versus the prior year is due to increases in both the nitrogen oxide (NOx) reduction and fuel treatment chemical technology segments.

The NOx reduction technology segment generated revenues of $11,669,000 for the three months ended March 31, 2008, an increase of $3,060,000, or 36%, from the prior year due to the ongoing recognition of revenue on the $50 million in NOx reduction contracts that were awarded to Fuel Tech in the second half of 2007. Utilities and industrial facilities across the country are planning for compliance with the Clean Air Interstate Rule (CAIR) and the Clean Air Visibility Rule (CAVR), which take effect in 2009 and 2013, respectively. Thousands of utility and industrial boilers will be impacted by these regulations and Fuel Tech’s technologies will serve as an important element in enabling utility and industrial boiler unit owners to attain compliance.

The fuel treatment chemical technology segment generated revenues of $8,798,000 for the three months ended March 31, 2008, an increase of $1,145,000, or 15%, over the prior year. This segment’s growth during the first quarter of 2008 is indicative of the continued market acceptance of Fuel Tech’s patented TIFI™ Targeted In-Furnace Injection™ technology, particularly on coal-fired units, which represent the largest market opportunity for the technology, both domestically and abroad. Thus far in 2008, Fuel Tech has added eight new customer units to its installed base, six coal fired and two oil fired.

The fuel treatment chemical technology segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, and waste-to-energy markets. FUEL CHEM programs are currently in place on over 95 combustion units, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste.

Cost of sales as a percentage of revenue for the quarters ended March 31, 2008 and 2007 was 52% and 55%, respectively. The cost of sales percentage for the NOx reduction business decreased to 53% from 58% in the comparable prior-year period resulting from the mix of project business. For the fuel treatment chemical business, the cost of sales percentage was stable at 49% for the quarters ended March 31, 2008 and 2007.

Selling, general and administrative expenses (S,G&A) for the quarters ended March 31, 2008 and 2007 were $6,979,000 and $5,906,000, respectively. Of the $1,073,000 increase in S,G&A for the quarter versus the prior year, $212,000 is due to stock-based compensation expense as discussed in Note E. The remainder is due principally to employee-related costs resulting from the expansion of the business both domestically and internationally.

Research and development expenses were stable for the quarters ended March 31, 2008 and 2007. Fuel Tech continues its more focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

The $141,000 decline in interest income for the quarter versus the prior year reflects a significant reduction in short-term interest rates versus those realized in the comparable quarter of the prior year.

Income tax expense for the quarters ended March 31, 2008 and 2007 was $997,000 and $429,000, respectively. The increase is driven primarily by the increase in the Company’s taxable income.

Liquidity and Sources of Capital

At March 31, 2008, Fuel Tech had cash and cash equivalents and short-term investments of $34,568,000 and working capital of $45,411,000 versus $32,471,000 and $45,143,000 at the end of 2007, respectively. Operating activities provided $4,416,000 of cash during the three-month period ended March 31, 2008, primarily due to favorable operating performance. Investing activities used cash of $763,000 during the three months ended March 31, 2008, as the decrease in short-term investments of $1,998,000 was offset by $2,761,000 in capital expenditures utilized to support and enhance the operations of the business. This amount was comprised of equipment purchases for the fuel treatment chemical technology segment and of interior construction costs related to Fuel Tech’s future corporate headquarters. Fuel Tech generated cash from financing activities in the amount of $351,000. Of this amount, $251,000 related to the exercise of stock options, with $88,000 representing proceeds derived from the exercise price of options exercised in the first three months of 2008, and $163,000 represents the excess tax benefits realized from the exercise of stock options in the first three months of 2008. Fuel Tech generated cash in an amount of $15,000 resulting from the issuance of directors’ deferred shares of stock. Finally, Beijing Fuel Tech borrowed $85,000 in funds to meet the short-term working capital needs of this new legal entity.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note H. The change in the warranty liability balance during the three months ended March 31, 2008 was not material.

Forward-Looking Statements

Statements in this Form 10-Q that are not historical facts, so-called “forward-looking statements,” are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission. See “Risk Factors of the Business” in Item 1A, and also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Fuel Tech’s Form 10-K for the year ended December 31, 2007.

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

Date: May 6, 2008	By:	/s/ John F. Norris Jr.
John F. Norris Jr.
Director, President and Chief Executive Officer

Date: May 6, 2008	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
Chief Financial Officer,
Sr. Vice President and
Treasurer