Form 10-Q
period 2008-06-30
FUEL TECH, INC.
filed 2008-08-11
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-33059

FUEL TECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5657551
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

Fuel Tech, Inc.
27601 Bella Vista Parkway
Warrenville, IL 60555
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
Yes ☐  No ☒

As of July 21, 2008, there were outstanding 23,971,622 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the six-month period ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share data)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note B)
Assets
Current assets:
Cash and cash equivalents	$28,959	$30,473
Short-term investments	-	1,998
Accounts receivable, net of allowances for doubtful accounts of $87 and $150	25,929	31,856
Inventories	667	186
Deferred income taxes	666	1,589
Prepaid expenses and other current assets	2,766	1,761
Total current assets	58,987	67,863

Property and equipment, net of accumulated depreciation of $11,340 and $10,091, respectively	17,538	11,302
Goodwill	2,119	2,119
Other intangible assets, net of accumulated amortization of $1,385 and $1,320, respectively	1,345	1,088
Deferred income taxes	3,577	2,552
Other assets	2,847	2,290
Total assets	$86,413	$87,214

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2,183	$2,051
Accounts payable	9,648	13,632
Accrued liabilities	3,956	7,037
Total current liabilities	15,787	22,720

Other liabilities	1,326	1,255
Total liabilities	17,113	23,975

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,971,622 and 22,410,064 shares issued, respectively	239	224
Additional paid-in capital	115,316	111,459
Accumulated deficit	(46,802)	(48,882)
Accumulated other comprehensive income	275	166
Nil coupon perpetual loan notes	272	272
Total shareholders' equity	69,300	63,239
Total liabilities and shareholders' equity	$86,413	$87,214

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$18,791	$16,210	$39,258	$32,472

Costs and expenses:
Cost of sales	9,833	9,083	20,502	18,040
Selling, general and administrative	7,413	6,563	14,392	12,469
Research and development	909	557	1,464	1,111
	18,155	16,203	36,358	31,620

Operating income	636	7	2,900	852

Interest expense	(16)	-	(62)	-
Interest income	189	419	465	836
Other (expense) income	(52)	(30)	84	(71)
Income before taxes	757	396	3,387	1,617

Income tax expense	(310)	(114)	(1,307)	(543)

Net income	$447	$282	$2,080	$1,074

Net income per Common Share:
Basic	$0.02	$0.01	$0.09	$0.05
Diluted	$0.02	$0.01	$0.08	$0.04

Weighted-average number of Common Shares outstanding:
Basic	23,951,000	22,220,000	23,186,000	22,164,000
Diluted	24,698,000	24,679,000	24,589,000	24,666,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net cash provided by (used in) operating activities	$3,307	$(1,062)

Investing activities
Sales of short-term investments	1,998	8,000
Purchases of property, equipment and intangible assets	(7,819)	(2,028)
Net cash (used in) provided by investing activities	(5,821)	5,972

Financing activities
Proceeds from short-term borrowings	132	-
Issuance of deferred shares	36	1,110
Proceeds from exercise of stock options and warrants	331	785
Excess tax benefit for stock-based compensation	392	1,379
Net cash provided by financing activities	891	3,274

Effect of exchange rate fluctuations on cash	109	15

Net (decrease) increase in cash and cash equivalents	(1,514)	8,199

Cash and cash equivalents at beginning of period	30,473	24,405

Cash and cash equivalents at end of period	$28,959	$32,604

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(in thousands, except share and per-share data)

Note A: Nature of Business

Fuel Tech, Inc. (“Fuel Tech”) is a fully integrated company that uses a suite of advanced technologies to provide boiler optimization, efficiency improvement and air pollution reduction and control solutions to utility and industrial customers worldwide. Fuel Tech, Inc. is a Delaware corporation with its corporate headquarters at 27601 Bella Vista Parkway, Warrenville, Illinois 60555.

Note B: Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the balance sheet and results of operations for the periods covered have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note C: Revenue Recognition Policy

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

Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on uncompleted contracts under the percentage of completion method. At June 30, 2008 and December 31, 2007, unbilled receivables were approximately $10,626 and $16,813, respectively.

Note D: Earnings per Share Data

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three-month and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted-average shares	23,951	22,220	23,186	22,164
Conversion of unsecured loan notes	45	45	45	45
Unexercised options and warrants	702	2,414	1,358	2,457
Diluted weighted-average shares	24,698	24,679	24,589	24,666

Note E: Total Comprehensive Income

Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$447	$282	$2,080	$1,074
Foreign currency translation	18	12	109	15
	$465	$294	$2,189	$1,089

Note F: Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At June 30, 2008, Fuel Tech has 385,000 stock options available for issuance under the Incentive Plan.

As a result of adopting Statement of Financial Accounting Standards No. 123R – Share-Based Payment (Statement 123(R)) using the modified-prospective transition method, Fuel Tech recorded stock-based compensation expense for the three and six-month periods ended June 30, 2008 of $2,011 and $3,113, respectively. Fuel Tech recorded $1,780 and $2,670 in stock-based compensation expense for the comparable periods in 2007.

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

The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate – an estimate based on the yield of zero–coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of Fuel Tech’s Common Stock for a period equal to the expected life of the option; and (3) expected life of the option – an estimate based on historical experience including the effect of employee terminations.

Based on the results of the model, the weighted-average fair value of the stock options granted during the six-month period ended June 30, 2008 was $10.20 per share using the following assumptions:

	2008	2007
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.97%	4.78%
Expected volatility	58.4%	56.9%
Expected life of option	5.2 years	5.1 years

Stock option activity for Fuel Tech’s Incentive Plan for the six months ended June 30, 2008 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2008	2,464,325	$15.03
Granted	626,500	19.16
Exercised	(75,625)	4.38		$1,224
Expired or forfeited	(31,250)	24.04
Outstanding on June 30, 2008	2,983,950	$16.07	7.81 years	$15,157

Exercisable on June 30, 2008	1,063,825	$8.84	6.27 years	$11,039

Weighted-average fair value of options granted during first six months of 2008		$10.20

The weighted-average exercise price per nonvested stock award at grant date was $18.69 per share for the nonvested stock awards granted in 2008. Nonvested stock award activity for all plans for the six months ended June 30, 2008 was as follows:

Nonvested Stock Outstanding
Outstanding on January 1, 2008	1,508,500
Granted	626,500
Released	(183,625)
Expired or forfeited	(31,250)
Outstanding on June 30, 2008	1,920,125

As of June 30, 2008, there was $13,376 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a period of four years.

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). This Deferred Plan, as originally approved, provided for deferral of directors’ fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout. In the second quarter of 2007, Fuel Tech obtained shareholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock. Under the guidance of Statement 123(R), this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock as equity awards as opposed to liability awards, and compensation expense was recorded to address the required change in accounting. In the first half of 2008, Fuel Tech recorded stock-based compensation expense of $36 with a credit of the same amount to additional paid-in capital representing the fair value of the stock awards granted.

At December 31, 2007, Fuel Tech had outstanding 1,601,043 warrants to purchase Fuel Tech Common Stock at an exercise price of $1.75 per share, and with an expiration date of April 30, 2008. At June 30, 2008, there are no longer any warrants outstanding as all of them were converted to Fuel Tech Common Stock prior to their expiration date.

Note G: Debt

Fuel Tech has a $25,000 revolving credit facility expiring July 31, 2009. The facility is unsecured and bears interest at a rate of LIBOR plus 75 basis points. Fuel Tech can use this facility for cash advances and standby letters of credit. As of June 30, 2008, there were no outstanding borrowings on this facility.

Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility for RMB 35 million (approximately $5,000), which expires on July 31, 2009. The facility is unsecured and bears interest at a rate of 90% of the People’s Bank of China (PBOC) Base Rate. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2008, Beijing Fuel Tech had borrowings outstanding in the amount of $2,183, which bear interest at 5.8%. At December 31, 2007, the borrowings outstanding were $2,051.

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

Reporting segment revenues and gross margin are provided below.

Three months ended June 30, 2008	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Revenues from external customers	$10,477	$8,314	$-	$18,791
Cost of sales	5,658	4,174	1	9,833
Gross margin	4,819	4,140	(1)	8,958
Selling, general and administrative	-	-	7,413	7,413
Research and development	-	-	909	909
Operating income (loss)	$4,819	$4,140	$(8,323)	$636

Three months ended June 30, 2007	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Revenues from external customers	$7,648	$8,562	$-	$16,210
Cost of sales	4,745	4,304	34	9,083
Gross margin	2,903	4,258	(34)	7,127
Selling, general and administrative	-	-	6,563	6,563
Research and development	-	-	557	557
Operating income (loss)	$2,903	$4,258	$(7,154)	$7

Six months ended June 30, 2008	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Revenues from external customers	$22,146	$17,112	$-	$39,258
Cost of sales	11,803	8,698	1	20,502
Gross margin	10,343	8,414	(1)	18,756
Selling, general and administrative	-	-	14,392	14,392
Research and development	-	-	1,464	1,464
Operating income (loss)	$10,343	$8,414	$(15,857)	$2,900

Six months ended June 30, 2007	Nitrogen Oxide Reduction	Fuel Treatment Chemical	Other	Total
Revenues from external customers	$16,257	$16,215	$-	$32,472
Cost of sales	9,772	8,199	69	18,040
Gross margin	6,485	8,016	(69)	14,432
Selling, general and administrative	-	-	12,469	12,469
Research and development	-	-	1,111	1,111
Operating income (loss)	$6,485	$8,016	$(13,649)	$852

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
United States	$16,442	$11,584	$35,526	$25,591
Foreign	2,349	4,626	3,732	6,881
	$18,791	$16,210	$39,258	$32,472

	June 30, 2008	December 31, 2007
Assets:
United States	$79,254	$79,132
Foreign	7,159	8,082
	$86,413	$87,214

Note I: Contingencies

Fuel Tech issues a standard product warranty with the sale of its products to customers. Fuel Tech’s recognition of warranty liability is based, generally, on analyses of warranty claims experience in the preceding years. Changes in the warranty liability in 2008 are summarized below:

2008
Aggregate product warranty liability at January 1, 2008	$464
Aggregate accruals related to product warranties	30
Aggregate reductions for payments	(143)
Aggregate product warranty liability at June 30, 2008	$351

Note J: Income Tax

Fuel Tech had unrecognized tax benefits as of December 31, 2007 in the amount of $703. This amount included $685 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. There have been no material changes in unrecognized tax benefits during the quarter ended June 30, 2008.

Note K: Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 “Fair Value Measurements” (SFAS 157) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also, in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that FASB Statement No. 13, “Accounting for Leases,” (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” (SFAS 141) or SFAS No. 141R.

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

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under SFAS 142. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date. The Company has periodically purchased recognized intangible assets and is in the process of evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial statements.

FUEL TECH, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per-share data)

Results of Operations

Revenues for the quarter ended June 30, 2008 and 2007 were $18,791 and $16,210, respectively, while revenues for the six months ended June 30, 2008 and 2007 were $39,258 and $32,472, respectively. The 21% increase in year-to-date revenues versus the prior year is due to increases in both the nitrogen oxide (NOx) reduction and fuel treatment chemical technology segments.

The NOx reduction technology segment generated revenues of $10,477 for the three-month period ended June 30, 2008, an increase of $2,829, or 37%, from the prior year. This segment generated revenues of $22,146 for the six months ended June 30, 2008, an increase of $5,889, or 36%, from the prior year. The revenue increases for the second quarter and six-month periods are due primarily to the ongoing recognition of revenue on the $50 million in NOx reduction contracts that were awarded to Fuel Tech in the second half of 2007.

Utilities and industrial facilities across the country continue to plan for and implement technologies to comply with national ambient air quality standards (NAAQS) of the Clean Air Act (CAA) and with the Clean Air Visibility Rule (CAVR). Fuel Tech’s technologies will serve as an important element in enabling thousands of utility and industrial boiler units that are impacted by the CAA to attain compliance. One of the rules with which utilities and industrial facilities were preparing for compliance was the Clean Air Interstate Rule (CAIR). Under CAIR, utilities and industrial facilities in affected states would have had to comply year-round with, among other items, NOx emission control levels beginning January 1, 2009 with further mandated reductions beginning in 2015.

On July 11, 2008, the U.S. District Court of Appeals for the District of Columbia Circuit vacated the CAIR regulations under the CAA under the premise that the U.S. Environmental Protection Agency (EPA) exceeded its authority when the rule was created in 2005. The court neither took issue with the concept that NOx emissions are to be controlled nor over the limits and thresholds established by CAIR. At this time it is not known whether the EPA will appeal this ruling during the allowable 60 day appeal period subsequent to the date of the ruling. While we cannot predict the ultimate outcome of this matter, and any unfavorable outcome could have a material adverse effect on our business, results of operations, cash flows, and financial position, the primary driver of CAIR, the Federal CAA, remains in effect and states must still comply with this law.

The fuel treatment chemical technology segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, and waste-to-energy markets. FUEL CHEM® programs are currently in place on 100 combustion units, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste.

The fuel treatment chemical technology segment generated revenues of $8,314 for the three-month period ended June 30, 2008, a slight decline from the comparable period of the prior year. This segment generated revenues of $17,112 for the six months ended June 30, 2008, an increase of $897, or 6%, over the prior year. This segment’s growth during the first half of 2008 is indicative of the continued market acceptance of Fuel Tech’s patented TIFI™ Targeted In-Furnace Injection™ technology, particularly on coal-fired units, which represent the largest market opportunity for the technology, both domestically and abroad. While overall segment revenues have grown modestly, revenues from coal-fired units have grown by 18% year over year. Partially offsetting the growth from coal-fired units has been a decline in revenues from units that generate electricity from the use of oil. The high price of oil has prevented the oil-fired units from being dispatched for generation to the levels they were in the prior year. Thus far in 2008, Fuel Tech has added 11 new customer units to its installed base, nine coal-fired and two oil-fired.

Cost of sales as a percentage of revenue for the quarter ended June 30, 2008 and 2007 was 52% and 56%, respectively. The cost of sales percentage for the NOx reduction segment decreased to 54% from 62% in the comparable prior-year period resulting from a mix of project business in favor of projects that involve Fuel Tech’s technology scope of work only (which generate higher gross margins) versus projects that also include turnkey installation work in addition to Fuel Tech’s technology scope of work (which generate lower gross margins). For the fuel treatment chemical technology segment, the cost of sales percentage remained stable at 50%.

Cost of sales as a percentage of revenue for the six months ended June 30, 2008 and 2007 was 52% and 56%, respectively. The cost of sales percentage for the NOx reduction segment decreased to 53% from 60% in the comparable prior-year period, again resulting from the mix of project business. For the fuel treatment chemical technology segment, the cost of sales percentage remained stable at 51%.

Selling, general and administrative expenses (SG&A) for the second quarters ended June 30, 2008 and 2007 were $7,413 and $6,563, respectively, while these expenses for the six months ended June 30, 2008 and 2007 were $14,392 and $12,469, respectively. Of the $1,923 increase in SG&A for the six-month period versus the prior year, $443 is due to stock-based compensation expense. The remainder is due principally to employee-related costs resulting from the expansion of the business both domestically and internationally.

Research and development expenses for the second quarters ended June 30, 2008 and 2007 were $909 and $557, respectively, while these expenses for the six months ended June 30, 2008 and 2007 were $1,464 and $1,111, respectively. The increase in expenditures in this area is attributable to specific research and development initiatives focused on further enhancing the efficacy of the FUEL CHEM technology. Fuel Tech continues its efforts in the development and analysis of new technologies that could represent incremental market opportunities and in the development of enhanced capabilities to diagnose and provide solutions to complex operational conditions in customer boiler units.

The $371,000 decline in interest income for the six months ended June 30, 2008 versus the prior year reflects a significant reduction in short-term interest rates versus those realized in the comparable period of the prior year.

Income tax expense for six months ended June 30, 2008 and 2007 was $1,307 and $543, respectively. The increase is driven primarily by the increase in taxable income.

Liquidity and Sources of Capital

At June 30, 2008, Fuel Tech had cash and cash equivalents and short-term investments of $28,959 and working capital of $43,200 versus $32,471 and $45,143 at the end of 2007, respectively. Operating activities provided $3,307 of cash during the six-month period ended June 30, 2008, primarily due to favorable business financial performance.

Investing activities used cash of $5,821 during the six months ended June 30, 2008, as the $7,819 in capital expenditures utilized to support and enhance the operations of the business was partially offset by funds provided by the sale of short-term investments of $1,998. The capital expenditure amount was comprised of construction costs related to Fuel Tech’s new corporate headquarters and of equipment purchases for the fuel treatment chemical technology segment. Fuel Tech generated cash from financing activities in the amount of $891. Of this amount, $723 related to the exercise of stock options, with $331 representing proceeds derived from the exercise price of options exercised in the first six months of 2008, and $392 represents the excess tax benefits realized from the exercise of stock options in the first six months of 2008. Fuel Tech generated cash in an amount of $36 resulting from the issuance of directors’ deferred shares of stock. Finally, Beijing Fuel Tech borrowed $132 in funds to meet the short-term working capital needs of this new legal entity.

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

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note H. The change in the warranty liability balance during the six months ended June 30, 2008 was not material.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Fuel Tech, Inc. was held on May 22, 2008. The matters voted on were the election of nine directors and the approval of the appointment of Grant Thornton LLP as Fuel Tech, Inc.’s independent registered public accountants for the year 2008. The nine director nominees were elected and the appointment of Grant Thornton LLP was approved.

The details of the voting at the annual meeting are as follows:

For the directors:

Director	For	Withheld
Douglas G. Bailey	13,696,741	820,995
Ralph E. Bailey	13,805,504	712,232
Miguel Espinosa	13,866,606	651,130
Charles W. Grinnell	13,631,669	886,067
Thomas L. Jones	13,833,502	684,234
John D. Morrow	13,823,543	694,193
John F. Norris Jr.	13,806,451	711,285
Thomas S. Shaw, Jr.	13,757,809	759,927
D.L. Williamson	13,833,297	684,449

For the Grant Thornton LLP appointment approval:

For	Against	Abstain
14,299,628	173,599	44,509

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits
Exhibit 31.1 and 31.2 are filed herewith
Exhibit 32 is furnished herewith

FUEL TECH, INC.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	By:	/s/ John F. Norris Jr.
John F. Norris Jr.
Director, President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ John P. Graham
John P. Graham
Chief Financial Officer,
Sr. Vice President and
Treasurer