Form 10-Q
period 2008-09-30
FUEL TECH, INC.
filed 2008-11-10
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐  No ☒

As of October 10, 2008, there were outstanding 23,986,622 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the nine-month period ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share data)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note B)

Assets
Current assets:
Cash and cash equivalents	$32,780	$30,473
Short-term investments	-	1,998
Accounts receivable, net of allowances for doubtful accounts of $94 and $150	25,432	31,856
Inventories	1,616	186
Deferred income taxes	273	1,589
Prepaid expenses and other current assets	1,749	1,761
Total current assets	61,850	67,863

Property and equipment, net of accumulated depreciation of $11,987 and $10,091, respectively	18,041	11,302
Goodwill	2,119	2,119
Other intangible assets, net of accumulated amortization of $1,423 and $1,320, respectively	1,335	1,088
Deferred income taxes	4,074	2,552
Other assets	2,943	2,290
Total assets	$90,362	$87,214

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2,188	$2,051
Accounts payable	9,660	13,632
Accrued liabilities	4,235	7,037
Total current liabilities	16,083	22,720

Other liabilities	1,301	1,255
Total liabilities	17,384	23,975

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,986,622 and 22,410,064 shares issued, respectively	239	224
Additional paid-in capital	116,927	111,459
Accumulated deficit	(44,700)	(48,882)
Accumulated other comprehensive income	240	166
Nil coupon perpetual loan notes	272	272
Total shareholders' equity	72,978	63,239
Total liabilities and shareholders' equity	$90,362	$87,214

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$23,703	$15,246	$62,961	$47,718

Costs and expenses:
Cost of sales	13,019	8,018	33,521	26,058
Selling, general and administrative	6,789	5,656	21,181	18,125
Research and development	380	541	1,844	1,652
	20,188	14,215	56,546	45,835

Operating income	3,515	1,031	6,415	1,883

Interest expense	(31)	-	(93)	-
Interest income	145	417	610	1,253
Other (expense) income	(238)	50	(154)	(21)
Income before taxes	3,391	1,498	6,778	3,115

Income tax expense	(1,289)	(571)	(2,596)	(1,114)

Net income	$2,102	$927	$4,182	$2,001

Net income per Common Share:
Basic	$0.09	$0.04	$0.18	$0.09
Diluted	$0.09	$0.04	$0.17	$0.08

Weighted-average number of Common Shares outstanding:
Basic	23,978,000	22,390,000	23,450,000	22,239,000
Diluted	24,638,000	24,769,000	24,604,000	24,718,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net cash provided by (used in) operating activities	$8,335	$(1,126)

Investing activities
Proceeds from sale of equipment	15	-
Sales of short-term investments	1,998	8,000
Purchases of property, equipment and intangible assets	(9,095)	(2,617)
Net cash (used in) provided by investing activities	(7,082)	5,383

Financing activities
Proceeds from short-term borrowings	137	1,330
Issuance of deferred shares	55	1,130
Proceeds from exercise of stock options and warrants	396	870
Excess tax benefit for stock-based compensation	392	1,451
Net cash provided by financing activities	980	4,781

Effect of exchange rate fluctuations on cash	74	63

Net increase in cash and cash equivalents	2,307	9,101

Cash and cash equivalents at beginning of period	30,473	24,405

Cash and cash equivalents at end of period	$32,780	$33,506

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Note B: Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the balance sheet and results of operations for the periods covered have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Revisions in completion estimates and contract values in the period in which the facts giving rise to the revisions become known can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of September 30, 2008 and December 31, 2007, Fuel Tech had no construction contracts in progress that were identified as loss contracts.

Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At September 30, 2008 and December 31, 2007, unbilled receivables were approximately $9,472 and $16,813, respectively.
Billings in excess of costs and estimated earnings on uncompleted contracts were $1,753 and $821 at September 30, 2008 and December 31, 2007, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheet.

Note D: Earnings per Share Data

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three-month and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted-average shares	23,978,000	22,390,000	23,450,000	22,239,000
Conversion of unsecured loan notes	45,000	45,000	45,000	45,000
Unexercised options and warrants	615,000	2,334,000	1,109,000	2,434,000
Diluted weighted-average shares	24,638,000	24,769,000	24,604,000	24,718,000

Note E: Total Comprehensive Income

Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$2,102	$927	$4,182	$2,001
Foreign currency translation	(35)	48	74	63
	$2,067	$975	$4,256	$2,064

Note F: Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At September 30, 2008, Fuel Tech has 354,000 stock options available for issuance under the Incentive Plan.

As a result of adopting Statement of Financial Accounting Standards No. 123R – Share-Based Payment (Statement 123(R)) using the modified-prospective transition method, Fuel Tech recorded stock-based compensation expense for the three- and nine-month periods ended September 30, 2008 of $1,525 and $4,638, respectively. Fuel Tech recorded $1,015 and $3,685 in stock-based compensation expense for the comparable periods in 2007.

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

Based on the results of the model, the weighted-average fair value of the stock options granted during the nine months ended September 30, 2008 was $10.03 per share using the following assumptions:

	2008	2007
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.97%	4.49%
Expected volatility	58.6%	57.2%
Expected life of option	5.2 years	5.2 years

Stock option activity for Fuel Tech’s Incentive Plan for the nine months ended September 30, 2008 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2008	2,464,325	$15.03
Granted	691,500	18.81
Exercised	(90,625)	4.38		$1,479
Expired or forfeited	(42,625)	22.24
Outstanding on September 30, 2008	3,022,575	$16.11	7.6 years	$13,498

Exercisable on September 30, 2008	1,072,325	$8.98	6.1 years	$10,084

The weighted-average exercise price per nonvested stock award at grant date was $18.34 per share for the nonvested stock awards granted in 2008. Nonvested stock award activity for all plans for the nine months ended September 30, 2008 was as follows:

Nonvested Stock Outstanding
Outstanding on January 1, 2008	1,508,500
Granted	691,500
Released	(207,125)
Expired or forfeited	(42,625)
Outstanding on September 30, 2008	1,950,250

As of September 30, 2008, there was $12,552 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a period of four years.

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). This Deferred Plan, as originally approved, provided for deferral of directors’ fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout. In the second quarter of 2007, Fuel Tech obtained shareholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock. Under the guidance of Statement 123(R), this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock as equity awards as opposed to liability awards, and compensation expense was recorded to address the required change in accounting. For the nine months ended September 30, 2008, Fuel Tech recorded stock-based compensation expense of $55 with a credit of the same amount to additional paid-in capital representing the fair value of the stock awards granted.

At December 31, 2007, Fuel Tech had outstanding 1,601,043 warrants to purchase Fuel Tech common stock at an exercise price of $1.75 per share, and with an expiration date of April 30, 2008. At September 30, 2008, there are no longer any warrants outstanding as all of them were converted to Fuel Tech Common Stock prior to their expiration date.

Note G: Debt

Fuel Tech has a $25,000 revolving credit facility expiring July 31, 2009. The facility is unsecured and bears interest at a rate of LIBOR plus 75 basis points. Fuel Tech can use this facility for cash advances and standby letters of credit. As of September 30, 2008, there were no outstanding borrowings on this facility.

Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility for RMB 35 million (approximately $5,000), which expires on July 31, 2009. The facility is unsecured and bears interest at a rate of 90% of the People’s Bank of China (PBOC) Base Rate. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2008, Beijing Fuel Tech had borrowings outstanding in the amount of $2,188, which bear interest at 5.6%. At December 31, 2007, the borrowings outstanding on this facility were $2,051.

Note H: Business Segment and Geographic Disclosures

Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:

- The Air Pollution Control technology segment (APC segment), which includes the NOxOUT®, NOxOUT CASCADE®, NOxOUT ULTRA® and NOxOUT-SCR® processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources, flue gas conditioning systems to improve the efficiency of particulate collectors, trona injection for SO2 control, catalyst management services to improve efficacy and extend the life of Selective Catalytic Reduction (SCR) systems, and physical experimental and computational fluid dynamics models; and

- The FUEL CHEM® technology segment (FUEL CHEM segment), which utilizes FUEL CHEM programs for the control of slagging, fouling, and corrosion and for plume abatement in furnaces and boilers through the addition of chemicals into the fuel using TIFI™ Targeted In-Furnace Injection™ or “in body” technologies.

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

Reporting segment revenues and gross margin are provided below.

Three months ended September 30, 2008	Air Pollution Control Segment	FUEL CHEM® Segment	Other	Total
Revenues from external customers	$13,567	$10,136		$23,703
Cost of sales	7,704	5,315		13,019
Gross margin	5,863	4,821		10,684
Selling, general and administrative	-	-	$6,789	6,789
Research and development	-	-	380	380
Operating income (loss)	$5,863	$4,821	$(7,169)	$3,515

Three months ended September 30, 2007	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$6,868	$8,378		$15,246
Cost of sales	3,906	4,105	$7	8,018
Gross margin	2,962	4,273	(7)	7,228
Selling, general and administrative	-	-	5,656	5,656
Research and development	-	-	541	541
Operating income (loss)	$2,962	$4,273	$(6,204)	$1,031

Nine months ended September 30, 2008	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$35,713	$27,248		$62,961
Cost of sales	19,507	14,013	$1	33,521
Gross margin	16,206	13,235	(1)	29,440
Selling, general and administrative	-	-	21,181	21,181
Research and development	-	-	1,844	1,844
Operating income (loss)	$16,206	$13,235	$(23,026)	$6,415

Nine months ended September 30, 2007	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$23,125	$24,593		$47,718
Cost of sales	13,678	12,304	$76	26,058
Gross margin	9,447	12,289	(76)	21,660
Selling, general and administrative	-	-	18,125	18,125
Research and development	-	-	1,652	1,652
Operating income (loss)	$9,447	$12,289	$(19,853)	$1,883

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
United States	$19,319	$11,907	$54,845	$37,498
Foreign	4,384	3,339	8,116	10,220
	$23,703	$15,246	$62,961	$47,718

	September 30, 2008	December 31, 2007
Assets:
United States	$83,083	$79,132
Foreign	7,279	8,082
	$90,362	$87,214

Note I: Contingencies

Fuel Tech issues a standard product warranty with the sale of its products to customers. Fuel Tech’s recognition of warranty liability is based, generally, on analyses of warranty claims experience in the preceding years. Changes in the warranty liability for the nine months ended September 30, 2008 are summarized below:

Aggregate product warranty liability at January 1, 2008	$464

Aggregate accruals related to product warranties	60

Aggregate reductions for payments	(151)

Aggregate product warranty liability at September 30, 2008	$373

Note J: Income Tax

Fuel Tech had unrecognized tax benefits as of December 31, 2007 in the amount of $703. This amount included $685 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. There have been no material changes in unrecognized tax benefits for the nine months ended September 30, 2008.

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

Note L: Business Acquisitions

Fuel Tech accounts for its acquisitions as purchases. Accordingly, in connection with each acquisition, the purchase price is allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition.

Tackticks, LLC & FlowTack, LLC

On September 25, 2008, Fuel Tech signed a definitive agreement to acquire certain assets and assume certain liabilities of Durham, North Carolina-based Tackticks, LLC (Tackticks) and FlowTack, LLC (FlowTack) for a total cash consideration of $4,000. No future consideration is due. We believe the addition of these companies will make Fuel Tech a synergistically more powerful company by broadening its product offerings, strengthening its modeling capabilities, exposing it to a new client base, and enabling it to participate in the sizable SCR end of the air pollution control market in a more meaningful way. The addition of the two management teams, including one of the world’s foremost experts in the design and optimization of traditional catalyst-based SCR systems, will significantly enhance Fuel Tech’s ability to sell hybrids such as our NOxOUT CASCADE offering, which integrates a single layer of catalyst into the Selective Non-Catalytic Reduction process. Tackticks and FlowTack will be reported as part of the APC segment.

Note M: Subsequent Events

On October 3, 2008, Fuel Tech completed its acquisitions of Tackticks and FlowTack and is currently in the process of allocating the purchase price to the fair market values of acquired tangible and intangible assets and assumed liabilities as of October 3, 2008.

On October 6, 2008 Fuel Tech entered into a Product Supply Agreement (“PSA”) that is an amendment of a September 30, 2003 Contract Manufacturing Agreement with Martin Marietta Magnesia Specialties, LLC (“Martin Marietta”). Under the contractual terms, Martin Marietta will provide Fuel Tech with a stable supply of magnesium hydroxide products for use in the United States and Canada until December 31, 2013. Magnesium hydroxide products are a significant component of Fuel Tech’s FUEL CHEM programs, which assist its customers in the reduction of boiler slagging and SO3 emissions.

FUEL TECH, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per-share data)

Results of Operations

Revenues for the three months ended September 30, 2008 and 2007 were $23,703 and $15,246, respectively, while revenues for the nine months ended September 30, 2008 and 2007 were $62,961 and $47,718, respectively. The 32% increase in year-to-date revenues versus the prior year is due to revenue increases in both the APC and FUEL CHEM segments.

The APC segment generated revenues of $13,567 for the three months ended September 30, 2008, an increase of $6,699, or 98%, from the prior year. This segment generated revenues of $35,713 for the nine months ended September 30, 2008, an increase of $12,588, or 54%, from the prior year. The revenue increases for the three and nine months ended September 30, 2008 are due primarily to the $50 million in NOx reduction contracts that were awarded to Fuel Tech in the second half of 2007.

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

On July 11, 2008, the U.S. District Court of Appeals for the District of Columbia Circuit vacated the CAIR regulations under the CAA under the premise that the U.S. Environmental Protection Agency (EPA) exceeded its authority when the rule was created in 2005. The court neither took issue with the concept that NOx emissions are to be controlled nor over the limits and thresholds established by CAIR. On September 24, 2008, the EPA filed a petition for the case to be reviewed by the full Court of Appeals, not just the three judge panel that issued the vacatur ruling in July 2008.  On October 22, 2008, the EPA was granted a 15-day period to present a basis to why the court should reconsider its decision. While we cannot predict the ultimate outcome of this matter, and any unfavorable outcome could have a material adverse effect on our business, results of operations, cash flows, and financial position, the primary driver of CAIR, the Federal CAA, remains in effect and states must still comply with this law.

The FUEL CHEM segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, and waste-to-energy markets. FUEL CHEM programs are currently in place on over 95 combustion units around the world, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste.

The FUEL CHEM segment generated revenues of $10,136 for the three months ended September 30, 2008, an increase of $1,758, or 21%, from the prior year. This segment generated revenues of $27,248 for the nine months ended September 30, 2008, an increase of $2,655, or 11%, from the prior year. This segment’s growth during the nine months ended September 30, 2008 is indicative of the continued market acceptance of Fuel Tech’s patented TIFI Targeted In-Furnace Injection technology, particularly on coal-fired units, which represent the largest market opportunity for the technology, both domestically and abroad. While overall quarterly segment revenues have grown, quarterly revenues from coal-fired units have grown by 25% year over year. Partially offsetting the growth from coal-fired units has been a decline in revenues from units that generate electricity from the use of oil. The high price of oil has prevented certain domestic oil-fired units from being dispatched for generation to the levels they were in the prior year. Thus far in 2008, Fuel Tech has added 14 new customer units to its installed base, 12 coal fired and two oil fired.

Cost of sales as a percentage of revenue for the three months ended September 30, 2008 and 2007 was 55% and 53%, respectively. The cost of sales percentage for the APC segment remained constant at 57% for the current and comparable prior-year period. For the FUEL CHEM segment, the cost of sales percentage increased to 52% from 49% in the comparable prior-year period due to the increased number of demonstration programs underway at multiple customer locations. The demonstration programs, which typically last up to 90 days, do not generate normal revenue levels; rather, they are designed to prove the effectiveness of TIFI applications, with the Company and customer normally sharing in the program’s expense, and typically transition into commercial contracts once the program’s value has been demonstrated.

Cost of sales as a percentage of revenue for the nine months ended September 30, 2008 and 2007 was 53% and 55%, respectively. The cost of sales percentage for the APC segment decreased to 55% from 59% in the comparable prior-year period, again resulting from the favorable mix of project business. For the FUEL CHEM segment, the cost of sales percentage increased to 51% from 50% in the comparable prior-year period due to the increased number of demonstration programs.

Selling, general and administrative expenses (SG&A) for the three months ended September 30, 2008 and 2007 were $6,789 and $5,656, respectively, while SG&A expenses for the nine months ended September 30, 2008 and 2007 were $21,181 and $18,125, respectively. Of the $3,056 increase in SG&A expenses for the nine-month period versus the prior year, $953 is due to stock-based compensation expense. The remainder is due principally to employee-related costs resulting from the expansion of the business both domestically and internationally.

Research and development expenses for the three months ended September 30, 2008 and 2007 were $380 and $541, respectively, while these expenses for the nine months ended September 30, 2008 and 2007 were $1,844 and $1,652, respectively. The year-to-date increase in expenditures in this area is attributable to specific research and development initiatives focused on further enhancing the efficacy of the FUEL CHEM technology. Fuel Tech continues its efforts in the development and analysis of new technologies that could represent incremental market opportunities and in the development of enhanced capabilities to diagnose and provide solutions to complex operational conditions in customer boiler units.

The $643 decline in interest income for the nine months ended September 30, 2008 versus the prior year reflects a significant reduction in short-term interest rates versus those realized in the comparable period of the prior year.

Income tax expense for nine months ended September 30, 2008 and 2007 was $2,596 and $1,114, respectively. The increase is driven primarily by the increase in taxable income.

Liquidity and Sources of Capital

At September 30, 2008, Fuel Tech had cash and cash equivalents of $32,780 and working capital of $45,767 versus $32,471 and $45,143 at December 31, 2007, respectively. Operating activities provided $8,335 of cash during the nine months ended September 30, 2008, primarily due to favorable business financial performance.

Investing activities used cash of $7,082 during the nine months ended September 30, 2008, as the $9,095 in capital expenditures utilized to support and enhance the operations of the business was partially offset by funds provided by the sale of short-term investments of $1,998. The capital expenditure amount was comprised of construction costs related to Fuel Tech’s new corporate headquarters and of equipment purchases for the FUEL CHEM segment.

Fuel Tech generated cash from financing activities in the amount of $980. Of this amount, $788 related to the exercise of stock options, with $396 representing proceeds derived from the exercise price of options exercised in the first nine months of 2008, and $392 represents the excess tax benefits realized from the exercise of stock options in the first nine months of 2008. Fuel Tech generated cash in an amount of $55 resulting from the issuance of directors’ deferred shares of stock. Finally, short-term debt increased $137 due solely to the effects of foreign currency translation.

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

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note I. The change in the warranty liability balance during the nine months ended September 30, 2008 was not material.

Subsequent Events

On October 3, 2008, Fuel Tech completed its acquisitions of Tackticks and FlowTack and is currently in the process of allocating the purchase price to the fair market values of acquired tangible and intangible assets and assumed liabilities as of October 3, 2008.

On October 6, 2008 Fuel Tech entered into a Product Supply Agreement (“PSA”) which is an amendment of a September 30, 2003 Contract Manufacturing Agreement with Martin Marietta Magnesia Specialties, LLC (“Martin Marietta”). Under the contractual terms, Martin Marietta will provide Fuel Tech with a stable supply of magnesium hydroxide products for use in the United States and Canada until December 31, 2013. Magnesium hydroxide products are a significant component of Fuel Tech’s FUEL CHEM programs which assist its customers in the reduction of boiler slagging and SO3 emissions.

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

Date: November 10, 2008	By:	/s/ John F. Norris Jr.
John F. Norris Jr.
Director,
President and
Chief Executive Officer

Date: November 10, 2008	By:	/s/ John P. Graham
John P. Graham
Chief Financial Officer,
Senior Vice President and
Treasurer