Form 10-Q
period 2009-03-31
FUEL TECH, INC.
filed 2009-05-05
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☐     No  ☒

As of April 20, 2009 there were outstanding 24,121,967 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the three-month period ended March 31, 2009

PART I.    FINANCIAL INFORMATION
Item 1.             Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share data)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note B)
Assets
Current assets:
Cash and cash equivalents	$11,316	$28,149
Accounts receivable, net of allowance for doubtful accounts of $80 and $80, respectively	21,521	23,365
Inventories	1,210	1,014
Deferred income taxes	1,151	767
Prepaid expenses and other current assets	5,160	4,718
Total current assets	40,358	58,013

Equipment, net of accumulated depreciation of $12,677 and $12,588, respectively	17,369	17,515
Goodwill	21,191	5,158
Other intangible assets, net of accumulated amortization of $1,928 and $1,504, respectively	7,411	2,543
Deferred income taxes	2,892	2,412
Other assets	3,081	3,232
Total assets	$92,302	$88,873

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2,191	$2,188
Accounts payable	7,062	8,196
Accrued liabilities	6,520	3,283
Total current liabilities	15,773	13,667

Other liabilities	2,880	1,389
Total liabilities	18,653	15,056

Shareholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,116,717 and 24,110,967 shares issued, respectively	241	241
Additional paid-in capital	119,997	118,588
Accumulated deficit	(46,842)	(45,280)
Accumulated other comprehensive income	172	187
Nil coupon perpetual loan notes	81	81
Total shareholders' equity	73,649	73,817
Total liabilities and shareholders' equity	$92,302	$88,873

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended March 31
	2009		2008

Revenues		$17,317	$20,467

Costs and expenses:
Cost of sales		11,374	10,669
Selling, general and administrative		8,254	6,979
Research and development		154	555
		19,782	18,203

Operating income / (loss)		(2,465)	2,264

Interest expense		(30)	(46)
Interest income		16	276
Other income (expense)		(124)	136
Income / (Loss) before taxes		(2,603)	2,630

Income tax benefit /(expense)		1,041	(997)

Net (loss) / income	$	(1,562)	$1,633

Net (loss) / income per Common Share:
Basic	$	(0.06)	$0.07
Diluted	$	(0.06)	$0.07

Weighted-average number of Common Shares outstanding:
Basic		24,112,000	22,420,000
Diluted		24,112,000	24,567,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31
	2009	2008
Operating activities
Net cash provided by operating activities	$6,504	$4,416

Investing activities
Sales of short-term investments	-	1,998
Acquisition of business	(22,490)	-
Purchases of equipment and patents	(883)	(2,761)
Net cash used in investing activities	(23,373)	(763)

Financing activities
Proceeds from short-term borrowings	3	85
Issuance of deferred shares	21	15
Proceeds from exercise of stock options and warrants	27	88
Excess tax benefit for stock-based compensation	-	163
Net cash provided by financing activities	51	351

Effect of exchange rate fluctuations on cash	(15)	91

Net (decrease) increase in cash and cash equivalents	(16,833)	4,095

Cash and cash equivalents at beginning of period	28,149	30,473

Cash and cash equivalents at end of period	$11,316	$34,568

Supplemental disclosure of cash flow information:
Increase in contingent consideration payable	$2,307	$-

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(in thousands, except share and per-share data)

Note A:           Nature of Business

Fuel Tech, Inc. (“Fuel Tech” or the “Company”) is a fully integrated company that uses a suite of advanced technologies to provide boiler optimization, efficiency improvement and air pollution reduction and control solutions to utility and industrial customers worldwide.  Originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., Fuel Tech became domesticated in the United States on September 30, 2006, and continues as a Delaware corporation with its corporate headquarters at 27601 Bella Vista Parkway, Warrenville, Illinois, 60555-1617.  Fuel Tech maintains an Internet website at www.ftek.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available through our website as soon as reasonably practical after we electronically file or furnish the reports to the Securities and Exchange Commission.  Also available on the Corporation’s website are the Company’s Corporate Governance Guidelines and Code of Ethics and Business Conduct, as well as the charters of the Audit and Compensation & Nominating committees of the Board of Directors.  All of these documents are available in print without charge to stockholders who request them. Information on our website is not incorporated into this report.

Fuel Tech's special focus is the worldwide marketing of its nitrogen oxide (NOx) reduction and FUEL CHEM® processes.  The Air Pollution Control (APC) technology segment reduces NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources by utilizing combustion optimization techniques and Low-NOx and Ultra Low-NOx burners; over-fire air systems, NOxOUT® and HERT™ High Energy Reagent Technology™ SNCR systems; systems that incorporate NOxOUT CASCADE®, NOxOUT ULTRA® and NOxOUT-SCR® processes; and Ammonia Injection Grids (AIG) and the Graduated Straightening Grid (GSG).  The FUEL CHEM technology segment improves the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling and corrosion, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide, NOx and unburned carbon in fly ash through the addition of chemicals into the fuel or via TIFI™ Targeted In-Furnace Injection™ programs.  Fuel Tech has other technologies, both commercially available and in the development stage, all of which are related to APC and FUEL CHEM processes or are similar in their technological base.  Fuel Tech's business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

Note B:           Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the balance sheet and results of operations for the periods covered have been included and all significant intercompany transactions and balances have been eliminated.  The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Note C:           Revenue Recognition Policy

Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.

Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts.  Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion.  Revisions in completion estimates and contract values in the period in which the facts giving rise to the revisions become known can influence the timing of when revenues are recognized under the percentage of completion method of accounting.  Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined.  As of March 31, 2009 and December 31, 2008 the Company had no construction contracts in progress that were identified as loss contracts.

Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting.  At March 31, 2009 and December 31, 2008, unbilled receivables on all projects were approximately $7,622 and $6,311, respectively.  Such amounts are included in accounts receivable on the condensed consolidated balance sheets.  Billings in excess of costs and estimated earnings on uncompleted contracts were $2,911 and $1,223 at March 31, 2009 and December 31, 2008, respectively.  Such amounts are included in other accrued liabilities on the condensed consolidated balance sheets.

Note D:           Earnings per Share Data

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes.  Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes.  The following table sets forth the weighted-average shares used in calculating the earnings per share for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	2008
Basic weighted-average shares	24,112,000	22,420,000
Conversion of unsecured loan notes	–	45,000
Unexercised options and warrants	–	2,102,000
Diluted weighted-average shares	24,112,000	24,567,000

Note E:           Total Comprehensive Income

Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

	Three Months Ended March 31
	2009		2008

Comprehensive income:
Net income / (loss)	$	(1,562)	$1,633
Foreign currency translation		(15)	91
	$	(1,577)	$1,724

Note F:           Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof.  Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis.  At March 31, 2009, Fuel Tech has 549,000 stock options available for issuance under the Incentive Plan.

Fuel Tech utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants.  The Company recorded stock-based compensation expense for the three-month periods ended March 31, 2009 and 2008 of $1,396 and $1,102, respectively.

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

Based on the results of the model, the weighted-average fair value of the stock options granted during the three-month period ended March 31, 2009 was $5.18 per share using the following assumptions:

2009
Expected dividend yield	0.00%
Risk-free interest rate	1.89%
Expected volatility	68.2%
Expected life of option	5.1 years

Stock option activity for Fuel Tech’s Incentive Plan for the three months ended March 31, 2009 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2009	2,905,325	$16.30
Granted	70,000	8.92
Exercised	(5,750)	4.77		$28
Expired or forfeited	(151,750)	19.96
Outstanding on March 31, 2009	2,817,825	$15.95	7.3 years	$4,512

Exercisable on March 31, 2009	1,466,200	$12.65	6.1 years	$4,147

The weighted-average exercise price per non-vested stock award at grant date was $8.92 per share for the non-vested stock awards granted in 2009.  Non-vested stock award activity for all plans for the three months ended March 31, 2009 was as follows:

Non-vested Stock Outstanding
Outstanding on January 1, 2009	1,443,625
Granted	70,000
Released	(57,250)
Expired or forfeited	(104,750)
Outstanding on March 31, 2009	1,351,625

As of March 31, 2009, there was $10,380 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Incentive Plan.  That cost is expected to be recognized over a period of four years.

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan).  This Deferred Plan, as originally approved, provided for deferral of directors’ fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout.  In the second quarter of 2007, Fuel Tech obtained stockholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock.  Under the guidance of SFAS 123(R), this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock, as equity awards as opposed to liability awards.  For the three months ended March 31, 2009, Fuel Tech recorded stock-based compensation expense of $21 with a credit of the same amount to additional paid-in capital representing the fair value of the stock awards granted.

Note G:           Debt

Fuel Tech has a $15,000 domestic revolving credit facility (the “Facility”) agreement expiring July 31, 2009.  The Facility is unsecured and bears interest at a rate of LIBOR plus 75 basis points.  Fuel Tech can use this Facility for cash advances and standby letters of credit.  As of March 31, 2009, there were no outstanding borrowings on this Facility.

The Facility contains a Minimum Fixed Charge Covenant (MFCC) that requires the Company to maintain a trailing 12-month ‘EBITDA less Capital Expenditure’ amount as a ratio of Fixed Charges (e.g., interest, dividend and cash taxes paid) of 1.25 to 1.00.  Historically, the Company has significantly exceeded this ratio.  Due to the Company’s financial performance for the three- and twelve-month periods ended March 31, 2009, the MFCC ratio was 0.71 to 1.00 at March 31, 2009.  The Company does not anticipate having any substantial borrowings under the Facility prior to expiration.  As such, on May 1, 2009, the Company signed a letter agreement amendment with Wachovia Bank, N.A. (Wachovia) to voluntarily reduce the size of the Facility from $25 million to the current $15 million in exchange for a waiver of any bank charges associated with the lower MFCC ratio experienced by the Company for the period ending March 31, 2009 and to reduce other bank fees related to the size of the Facility through July 31, 2009.  The Company intends to renew this line for $25 million on or before its scheduled expiration on July 31, 2009.

Beijing Fuel Tech Environmental Technologies Company, Ltd (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility agreement during the third quarter of 2007 for RMB 35 million (approximately $5,000), which expires on July 31, 2009.  The facility is unsecured and bears interest at a rate of 90% of the People’s Bank of China (PBOC) Base Rate.  Beijing Fuel Tech can use this facility for cash advances and bank guarantees.  As of March 31, 2009, Beijing Fuel Tech has borrowings outstanding in the amount $2,191, which bear interest at 4.4%.

Note H:          Business Segment and Geographic Disclosures

Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:

-
The Air Pollution Control technology segment, which includes the Low- and Ultra-low NOx Burners, over-fire air systems, HERT system, NOxOUT®, NOxOUT CASCADE®, AIG, GSG, NOxOUT ULTRA® and NOxOUT-SCR® processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources; and

-
The FUEL CHEM® technology segment, which uses chemical processes for the control of slagging, fouling, corrosion, opacity, acid plume and sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the fuel using TIFI™ Targeted In-Furnace Injection™ technology.

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

Reporting segment revenues and gross margin are provided below.

Three months ended March 31, 2009	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$8,820	$8,497	$-		$17,317
Cost of sales	6,319	5,055	-		11,374
Gross margin	2,501	3,442	-		5,943
Selling, general and administrative	-	-	8,254		8,254
Research and development	-	-	154		154
Operating income (loss)	$2,501	$3,442	$(8,408)	$	(2,465)

Three months ended March 31, 2008	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$11,669	$8,798	$-	$20,467
Cost of sales	6,145	4,524	-	10,669
Gross margin	5,524	4,274	-	9,798
Selling, general and administrative	-	-	6,979	6,979
Research and development	-	-	555	555
Operating income (loss)	$5,524	$4,274	$(7,534)	$2,264

Information concerning Fuel Tech’s operations by geographic area is provided below.  Revenues are attributed to countries based on the location of the customer.  Assets are those directly associated with operations of the geographic area.

	Three months ended March 31
	2009	2008
Revenues:
United States	$14,338	$19,084
Foreign	2,979	1,383
	$17,317	$20,467

	March 31, 2009	December 31, 2008
Assets:
United States	$85,226	$81,241
Foreign	7,076	7,632
	$92,302	$88,873

Note I:            Contingencies

Fuel Tech issues a standard product warranty with the sale of its products to customers.  Fuel Tech’s recognition of warranty liability is based, generally, on analyses of warranty claims experience in the preceding years.  Changes in the warranty liability for the three months ended March 31, 2009 are summarized below:

Aggregate product warranty liability at January 1, 2009	$265
Aggregate accruals related to product warranties	-
Aggregate reductions for payments	(20)
Aggregate product warranty liability at March 31, 2009	$245

Note J:            Income Tax

Fuel Tech had unrecognized tax benefits as of December 31, 2008 in the amount of $781.  This amount included $747 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate.  There have been no material changes in unrecognized tax benefits during the quarter ended March 31, 2009.

Note K:           Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R was effective for Fuel Tech for our fiscal year beginning January 1, 2009.  The Company recorded a contingent consideration accrual of $2,307 as of the date of acquisition (see Note L – Business Acquisitions), which represents the fair value, weighted-average probability of future consideration expected to be paid related to the acquisition of substantially all of the assets of Advanced Combustion Technology, Inc.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP 142-3 was effective for Fuel Tech for our fiscal year beginning January 1, 2009.  The adoption of FSP 142-3 did not have a material effect on the Company’s consolidated financial statements as of and for the three months ended March 31, 2009.

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

Note L:           Business Acquisitions

Fuel Tech accounts for its acquisitions as purchases in accordance with SFAS 141R.  Accordingly, in connection with each acquisition, the purchase price is allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition.

Advanced Combustion Technology, Inc.

On January 5, 2009, Fuel Tech completed its acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. (ACT) for approximately $22.5 million in cash, including transaction costs.  The terms of the acquisition also allow for future performance-based contingent payments.  We believe the addition of ACT’s nitrogen oxide (NOx) control systems, including low-NOx burners and over-fire air systems, will strengthen Fuel Tech’s position in the combustion modification market and will provide us with a total technical solution for NOx control from the burner to the stack.  In addition, this acquisition should provide a natural conduit for potential follow-on business from those clients requiring deeper emission reductions that can only be satisfied with post-combustion NOx controls. Operating results related to the acquisition of substantially all of the assets of ACT are reported as part of the APC segment.

The acquisition was accounted for as a purchase and, accordingly, the total acquisition costs of approximately $22.5 million was allocated to the estimated fair values of acquired tangible and intangible assets per the table below as of January 5, 2009.  For the three months ended March 31, 2009, the Company recorded a SFAS 141R contingent consideration accrual representing the fair value, weighted-average probability of future consideration expected to be paid in connection with the acquisition of substantially all of the assets of ACT of $2,307.  This amount has been reflected as an increase in goodwill and an increase in contingent considerations payable, properly segregated between current and long-term based upon the expected timing of the actual future payments.

The following table summarizes the estimated fair values of the net assets acquired as of January 5, 2009.

Net working capital acquired	$2,853
Intangible assets subject to amortization:
Customer relationships (11 year useful life)	3,019
Patents (8 year useful life)	1,907
APC order backlog (0.5 year useful life)	400
Tradenames (8 year useful life)	351
Covenants not-to-compete (5 year useful life)	140
Other assets	247
Goodwill	13,573
Total acquisition costs	22,490
Contingent consideration	2,307
Total net assets recorded	$24,797

The contingent consideration arrangement requires the Company to pay ACT a pro rata amount of up to $4 million annually for the achievement of a minimum annual gross margin dollar level (the “Hurdle”) of $10 million, $11 million and $12 million in fiscal 2009, 2010 and 2011, respectively.  In addition, the Company is required to pay ACT thirty-five percent (35%) of all qualifying gross margin dollars above the annual Hurdle rate for each of the three years.  The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $4 million in any one year, and $0 and $12 million in total, not including the amount related to the thirty-five percent (35%) sharing of qualifying gross margin dollars above the pre-determined Hurdle.  The fair value of the contingent consideration arrangement of $2,307 was calculated using a probability of payout for each of the three years and included only twenty-five percent (25%) of the weighted-average, probable three-year aggregate payout as up to seventy-five percent (75%) of the contingent consideration is subject to forfeiture.  As of March 31, 2009, the amount recognized for the contingent consideration arrangement, the range of outcomes, and assumptions used to develop the estimates had not changed.

As a result of this transaction and the previously-announced acquisition of substantially all of the assets of Tackticks, LLC and FlowTack, LLC in the fourth quarter of 2008, the Company’s condensed consolidated results for the periods presented are not directly comparable.  Pro forma results of operations for the three months ended March 31, 2009 and 2008, which assumes the acquisition was completed on January 1, 2008, are as follows:

	Three months ended March 31
	2009		2008
Revenues		$17,317	$29,428
Net income / (loss)	$	(1,562)	2,440
Net income / (loss) per Common Share
Basic	$	(0.06)	$0.11
Diluted	$	(0.06)	$0.10

Operating results for the acquired assets are included in the Company’s consolidated statements of income from the date of acquisition.

FUEL TECH, INC.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three months ended March 31, 2009 and 2008 were $17,317 and $20,467, respectively.  The 15% decrease versus the prior year is due primarily to decreases in the Air Pollution Control (APC) technology segment, although the FUEL CHEM technology segment also experienced a slight decrease in revenues versus the prior year.

The Air Pollution Control (APC) technology segment generated revenues of $8,820 for the three months ended March 31, 2009, a decrease of $2,849, or 24%, from the prior year due to an across-the-board slowdown of capital project orders for pollution control equipment from our customer base.  Utilities and industrial customers were caught off-guard when the U.S. District Court of Appeals for the District of Columbia reinstated the Clean Air Interstate Rule (CAIR) on December 23, 2008, after vacating CAIR on July 11, 2008, with its original effective date of January 1, 2009.  This regulatory uncertainty coupled with the worldwide economic crisis (which dramatically decreased capital availability and reduced electrical demand by industrial customers and thus significantly decreased the cash flows and earnings for utilities and industrial customers), has necessitated certain deferrals of their capital project spending.  This, in turn, has resulted in a shortfall of orders for our APC segment in the first quarter of 2009.  The Company expects APC orders to increase substantially in the last three quarters of 2009.

The FUEL CHEM technology segment generated revenues of $8,497 for the three months ended March 31, 2009, a decrease of $301, or 3%, versus the prior year.  Despite a record year in 2008, both in terms of revenues generated and new FUEL CHEM customer units added, the near-term decrease in demand for electricity, largely related to the U.S. economic recession, has dictated that certain Fuel Tech customers shut down or scale back certain boiler operations.  This, in turn, has resulted in certain FUEL CHEM programs being temporarily turned off or being operated at reduced levels.  Despite the near-term economic environment, the marketplace acceptance for Fuel Tech’s patented TIFI™ Targeted In-Furnace Injection™ technology remains strong, both domestically and abroad, particularly on coal-fired units, which represent the largest market opportunity for the technology.

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

Cost of sales as a percentage of revenue for the quarters ended March 31, 2009 and 2008 was 66% and 52%, respectively.  The cost of sales percentage for the APC technology segment increased to 72% from 53% in the comparable prior-year period, primarily due to a large pass-through product sale at a nominal mark-up percentage and the recognition of a contingent loss provision of $434 on an APC contract.  Excluding these two items, the APC technology segment gross margin was 35%.  For the FUEL CHEM technology segment, the cost of sales percentage increased to 59% from 51% for the comparable prior-year quarter.  This increase was primarily due to continued demonstration program expenses coupled with the aforementioned slightly depressed revenue base.

Selling, general and administrative expenses (SG&A) for the quarters ended March 31, 2009 and 2008 were $8,254 and $6,979, respectively.  Of the $1,275 increase in SG&A for the quarter versus the prior year, $1,033 is due to the net incremental SG&A costs associated with the October 2008 acquisition of substantially all of the assets of Tackticks, LLC and FlowTack, LLC and the January 2009 acquisition of substantially all of the assets of Advanced Combustion Technology, Inc.  In addition, $293 is due to incremental stock-based compensation expense as discussed in Note F.

Research and development expenses for the quarters ended March 31, 2009 and 2008 were $154 and $555, respectively.  The quarter-over-quarter decline is due to the Company moderating its near-term R&D expenditures in the wake of the global financial crisis.  However, Fuel Tech maintained its focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

The $260 decrease in interest income for the quarter versus the prior year is due to a significant reduction in cash and cash equivalents on hand due to the cash outlay for the acquisitions of substantially all of the assets of Tackticks, LLC, FlowTack, LLC and Advanced Combustion Technology, Inc.

The $260 change in other income/(expense) is due largely to the impact of foreign exchange rates related to balances donominated in foreign currencies along with a loss on write-off of assets located at the Company’s prior headquarters facility.

Income tax expense / (benefit) for the quarters ended March 31, 2009 and 2008 was ($1,041) and $997, respectively, and reflective of the Company’s net income or loss for the respective quarters.

Liquidity and Sources of Capital

At March 31, 2009, Fuel Tech had cash and cash equivalents and short-term investments of $11,316 and working capital of $24,585 versus $28,149 and $44,346 at December 31, 2008, respectively.  Operating activities provided $3,014 of cash during the three-month period ended March 31, 2009, primarily due to a decrease in accounts receivable and increase in accrued and other non-current liabilities, partially offset by unfavorable operating performance.

Investing activities used cash of $19,883 during the three months ended March 31, 2009, as the acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. was funded on January 5, 2009.  $883 of cash was also used for capital expenditures, primarily to support and enhance the operations of the FUEL CHEM technology segment.

The Company generated cash from financing activities during the three months ended March 31, 2009 of $51, primarily from the excess tax benefits realized from stock options exercised in the first three months of 2009 and the from the issuance of directors’ deferred shares of stock.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note I.  The change in the warranty liability balance during the three months ended March 31, 2009 was not material.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements.  These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2008 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements.  Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.  Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech's filings with the Securities and Exchange Commission.

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk Management

Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates.  We do not enter into foreign currency forward contracts nor into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Fuel Tech is also exposed to changes in interest rates primarily due to its long-term debt arrangement (refer to Note G to the consolidated financial statements).  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2009.

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

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

a.	Exhibits (all filed herewith)

10.1	Letter Agreement, dated May 1, 2009, between Fuel Tech, Inc. and Wachovia Bank, National Association.
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FUEL TECH, INC.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2009	By:	/s/ John F. Norris Jr.
John F. Norris Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2009	By:	/s/ John P. Graham
John P. Graham
Chief Financial Officer
(Principal Financial Officer)