Form 10-Q
period 2009-06-30
FUEL TECH, INC.
filed 2009-08-10
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐   No  ☒

As of July 31, 2009 there were outstanding 24,133,967 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the six-month period ended June 30, 2009

INDEX

PART I.  FINANCIAL INFORMATION
Item 1.          Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note B)
Assets
Current assets:
Cash and cash equivalents	$6,652	$28,149
Restricted cash	5,525	-
Accounts receivable, net of allowance for doubtful accounts of $79 and $80, respectively	21,418	23,365
Inventories	330	1,014
Deferred income taxes	815	767
Prepaid expenses and other current assets	4,337	4,718
Total current assets	39,077	58,013

Equipment, net of accumulated depreciation of $13,599 and $12,588, respectively	17,083	17,515
Goodwill	21,365	5,158
Other intangible assets, net of accumulated amortization of $2,367 and $1,504, respectively	7,149	2,543
Deferred income taxes	3,521	2,412
Other assets	2,793	3,232
Total assets	$90,988	$88,873

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$2,191	$2,188
Accounts payable	4,816	8,196
Accrued liabilities	5,681	3,283
Total current liabilities	12,688	13,667

Other liabilities	2,927	1,389
Total liabilities	15,615	15,056

Stockholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,133,967 and 24,110,967 shares issued, respectively	241	241
Additional paid-in capital	121,949	118,588
Accumulated deficit	(47,120)	(45,280)
Accumulated other comprehensive income	222	187
Nil coupon perpetual loan notes	81	81
Total stockholders' equity	75,373	73,817
Total liabilities and stockholders' equity	$90,988	$88,873

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30			Six Months Ended June 30
	2009		2008	2009	2008

Revenues		$18,922	$18,791	$36,239	$39,258

Costs and expenses:
Cost of sales		10,378	9,833	21,752	20,502
Selling, general and administrative		8,876	7,413	17,130	14,392
Research and development		77	909	231	1,464
		19,331	18,155	39,113	36,358

Operating (loss) income		(409)	636	(2,874)	2,900

Interest expense		(26)	(16)	(56)	(62)
Interest income		7	189	23	465
Other (expense) income		(38)	(52)	(162)	84
(Loss) income before taxes		(466)	757	(3,069)	3,387

Income tax benefit (expense)		188	(310)	1,229	(1,307)

Net (loss) income		$(278)	$447	$(1,840)	$2,080

Net (loss) income per Common Share:
Basic	$	(0.01)	$0.02	$(0.08)	$0.09
Diluted		$(0.01)	$0.02	$(0.08)	$0.08

Weighted-average number of Common Shares outstanding:
Basic		24,126,000	23,951,000	24,119,000	23,186,000
Diluted		24,126,000	24,698,000	24,119,000	24,589,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30
	2009	2008
Operating activities
Net cash provided by operating activities	$4,691	$3,307

Investing activities
Acquisition of business	(19,328)	-
Increase in restricted cash	(5,525)	-
Sales of short-term investments	-	1,998
Purchases of property, equipment and intangible assets	(1,540)	(7,819)
Net cash used in investing activities	(26,393)	(5,821)

Financing activities
Proceeds from short-term borrowings	3	132
Issuance of deferred shares	43	36
Proceeds from exercise of stock options and warrants	124	331
Excess tax benefit for stock-based compensation	-	392
Net cash provided by financing activities	170	891

Effect of exchange rate fluctuations on cash	35	109

Net decrease in cash and cash equivalents	(21,497)	(1,514)

Cash and cash equivalents at beginning of period	28,149	30,473

Cash and cash equivalents at end of period	$6,652	$28,959

Supplemental disclosure of cash flow information:
Increase in contingent consideration payable	$2,307	$-

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(in thousands, except share and per-share data)

Note A:            Nature of Business

Fuel Tech, Inc. (“Fuel Tech” or the “Company”) is a fully integrated company that uses a suite of advanced technologies to provide boiler optimization, efficiency improvement and air pollution reduction and control solutions to utility and industrial customers worldwide. Originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., Fuel Tech became domesticated in the United States on September 30, 2006, and continues as a Delaware corporation with its corporate headquarters at 27601 Bella Vista Parkway, Warrenville, Illinois, 60555-1617. Fuel Tech maintains an Internet website at www.ftek.com. Fuel Tech’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available through its website as soon as reasonably practical after the Company electronically files or furnishes the reports to the Securities and Exchange Commission. Also available on the Company’s website are the Company’s Corporate Governance Guidelines and Code of Ethics and Business Conduct, as well as the charters of the Audit and Compensation & Nominating committees of the Board of Directors. All of these documents are available in print without charge to stockholders who request them.  Information on Fuel Tech’s website is not incorporated into this report.

Fuel Tech's special focus is the worldwide marketing of its nitrogen oxide (NOx) reduction and FUEL CHEM® processes. The Air Pollution Control (APC) technology segment reduces NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources by utilizing combustion optimization techniques and Low-NOx and Ultra Low-NOx burners; over-fire air systems, NOxOUT® and HERT™ High Energy Reagent Technology™ SNCR systems; systems that incorporate NOxOUT CASCADE®, ULTRA™ and NOxOUT-SCR® processes; and Ammonia Injection Grids (AIG) and the Graduated Straightening Grid (GSG). The FUEL CHEM technology segment improves the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling and corrosion, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide, NOx and unburned carbon in fly ash through the addition of chemicals into the fuel or via TIFI™ Targeted In-Furnace Injection™ programs. Fuel Tech has other technologies, both commercially available and in the development stage, all of which are related to APC and FUEL CHEM processes or are similar in their technological base. Fuel Tech's business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

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

Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts.  Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion.  Revisions in completion estimates and contract values in the period in which the facts giving rise to the revisions become known can influence the timing of when revenues are recognized under the percentage of completion method of accounting.  Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined.  As of June 30, 2009 and December 31, 2008, the Company had no construction contracts in progress that were identified as loss contracts.

Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting.  At June 30, 2009 and December 31, 2008, unbilled receivables on all projects were approximately $7,352 and $6,311, respectively.  Such amounts are included in accounts receivable on the condensed consolidated balance sheets.  Billings in excess of costs and estimated earnings on uncompleted contracts were $986 and $1,223 at June 30, 2009 and December 31, 2008, respectively.  Such amounts are included in other accrued liabilities on the condensed consolidated balance sheets.

Note D:            Earnings per Share Data

Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes.  Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes.  The following table sets forth the weighted-average shares used in calculating the earnings per share for the three- and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic weighted-average shares	24,126	23,951	24,119	23,186
Conversion of unsecured loan notes	-	45	-	45
Unexercised options and warrants	-	702	-	1,358
Diluted weighted-average shares	24,126	24,698	24,119	24,589

Note E:            Total Comprehensive (Loss) Income

Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Comprehensive income:
Net (loss) income	$(278)	$447	$(1,840)	$2,080
Foreign currency translation	50	18	35	109
	$(228)	$465	$(1,805)	$2,189

Note F:            Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof.  Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis.  At June 30, 2009, Fuel Tech has 280,555 stock options available for issuance under the Incentive Plan.

Fuel Tech utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants.  The Company recorded stock-based compensation expense for the three- and six-month periods ended June 30, 2009 of $1,770 and $3,166, respectively.  Fuel Tech recorded $2,011 and $3,113 in stock-based compensation expense for the comparable periods in 2008.

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

Based on the results of the model, the weighted-average fair value of the stock options granted during the six-month period ended June 30, 2009 was $5.95 per share using the following assumptions:

2009

Expected dividend yield	0.00%

Risk-free interest rate	2.47%

Expected volatility	68.1%

Expected life of option	5.1 years

Stock option activity for Fuel Tech’s Incentive Plan for the six months ended June 30, 2009 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2009	2,905,325	$16.30
Granted	465,000	9.97
Exercised	(23,000)	5.39		$121
Expired or forfeited	(220,250)	19.93
Outstanding on June 30, 2009	3,127,075	$15.19	7.4 years	$3,359

Exercisable on June 30, 2009	1,532,575	$12.58	6.2 years	$3,213

The weighted-average exercise price per non-vested stock award at grant date was $9.99 per share for the non-vested stock awards granted in 2009.  Non-vested stock award activity for all plans for the six months ended June 30, 2009 was as follows:

Non-vested Stock Outstanding
Outstanding on January 1, 2009	1,443,625
Granted	465,000
Released	(159,125)
Expired or forfeited	(155,000)
Outstanding on June 30, 2009	1,594,500

As of June 30, 2009, there was $10,612 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Incentive Plan.  That cost is expected to be recognized over a period of four years.

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan).  This Deferred Plan, as originally approved, provided for deferral of directors’ fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout.  In the second quarter of 2007, Fuel Tech obtained stockholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock.  Under the guidance of SFAS 123(R), this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock, as equity awards as opposed to liability awards.  For the six months ended June 30, 2009, Fuel Tech recorded stock-based compensation expense of $43 with a credit of the same amount to additional paid-in capital representing the fair value of the stock awards granted.

Note G:            Debt

On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A (JPM Chase).  The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 300 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor.  Fuel Tech can use this Facility for cash advances and standby letters of credit.  As of June 30, 2009, there were no outstanding borrowings on this Facility.  The Credit Agreement dated as of June 30, 2009 by and between Fuel Tech, Inc. and JPM Chase and the Revolving Credit Note dated June 30, 2009 from Fuel Tech, Inc. to JPM Chase were included in their entirety as exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009.  The Company’s prior facility with Wachovia Bank, N.A. was terminated on June 30, 2009.

Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the “China Facility”) agreement with JPM Chase for RMB 35 million (approximately $5,000), which expires on July 31, 2009.  The facility is unsecured and bears interest at a rate of 90% of the People’s Bank of China (PBOC) Base Rate.  Beijing Fuel Tech can use this facility for cash advances and bank guarantees.  As of June 30, 2009, Beijing Fuel Tech has borrowings outstanding in the amount $2,191, which bear interest at 4.4%.

On July 31, 2009, Fuel Tech replaced its expiring China Facility with JPM Chase with a new replacement China Facility (the “Replacement Facility”) with JPM Chase for RMB 35 million for a period of one year.  Like the predecessor China Facility, the Replacement Facility remains unsecured. The Replacement Facility bears interest at a rate of 120% of the PBOC Base Rate.  Beijing Fuel Tech can use this facility for cash advances and bank guarantees.

Note H:            Business Segment and Geographic Disclosures

Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:
-
The Air Pollution Control technology segment, which includes the Low- and Ultra-low NOx Burners, over-fire air systems, HERT system, NOxOUT®, NOxOUT CASCADE®, AIG, GSG, ULTRA™ and NOxOUT-SCR® processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources; and

-
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

Fuel Reporting segment revenues and gross margin are provided below.

Three months ended June 30, 2009	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$9,177	$9,745	$-	$18,922
Cost of sales	4,688	5,690	-	10,378
Gross margin	4,489	4,055	-	8,544
Selling, general and administrative	-	-	8,876	8,876
Research and development	-	-	77	77
Operating income (loss)	$4,489	$4,055	$(8,953)	$(409)

Three months ended June 30, 2008	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$10,477	$8,314	$-	$18,791
Cost of sales	5,658	4,174	1	9,833
Gross margin	4,819	4,140	(1)	8,958
Selling, general and administrative	-	-	7,413	7,413
Research and development	-	-	909	909
Operating income (loss)	$4,819	$4,140	$(8,323)	$636

Six months ended June 30, 2009	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$17,997	$18,242	$-	$36,239
Cost of sales	11,007	10,745	-	21,752
Gross margin	6,990	7,497	-	14,487
Selling, general and administrative	-	-	17,130	17,130
Research and development	-	-	231	231
Operating income (loss)	$6,990	$7,497	$(17,361)	$(2,874)

Six months ended June 30, 2008	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$22,146	$17,112	$-	$39,258
Cost of sales	11,803	8,698	1	20,502
Gross margin	10,343	8,414	(1)	18,756
Selling, general and administrative	-	-	14,392	14,392
Research and development	-	-	1,464	1,464
Operating income (loss)	$10,343	$8,414	$(15,857)	$2,900

Information concerning Fuel Tech’s operations by geographic area is provided below.  Revenues are attributed to countries based on the location of the customer.  Assets are those directly associated with operations of the geographic area.

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Revenues:
United States	$14,722	$16,442	$29,060	$35,526
Foreign	4,200	2,349	7,179	3,732
	$18,922	$18,791	$36,239	$39,258

	June 30, 2009	December 31, 2008
Assets:
United States	$82,724	$81,241
Foreign	8,264	7,632
	$90,988	$88,873

Note I:              Contingencies

Fuel Tech issues a standard product warranty with the sale of its products to customers.  Fuel Tech’s recognition of warranty liability is based, generally, on analyses of warranty claims experience in the preceding years.  Changes in the warranty liability for the six months ended June 30, 2009 are summarized below:

Aggregate product warranty liability at January 1, 2009	$265

Aggregate accruals related to product warranties	60

Aggregate reductions for payments	(113)

Aggregate product warranty liability at June 30, 2009	$212

Note J:             Income Tax

Fuel Tech had unrecognized tax benefits as of December 31, 2008 in the amount of $781.  This amount included $747 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate.  There have been no material changes in unrecognized tax benefits during the quarter ended June 30, 2009.

Note K:            Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168 or the “Codification”), a replacement of SFAS 162.  SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.   SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of SFAS 168 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167).  SFAS 167 seeks to improve how enterprises account for and disclose their involvement with variable interest entities (VIEs), which are special-purpose entities and other entities whose equity at risk is insufficient or lacks certain characteristics.  SFAS 167 is effective for financial statements issued for annual periods ending after November 15, 2009 and for interim periods within the first annual reporting period.  The Company does not expect the adoption of SFAS 167 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165).  SFAS 165 seeks to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of SFAS 165 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued Staff Position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1).  FSP 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5 if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(R).  FSP 141(R)-1 was effective for Fuel Tech for our fiscal year beginning January 1, 2009 and its application did not have a material effect on our consolidated financial statements as of and for the six months ended June 30, 2009.

Note L:             Business Acquisitions

Fuel Tech accounts for its acquisitions as purchases in accordance with SFAS 141R.  Accordingly, in connection with each acquisition, the purchase price is allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition.

Advanced Combustion Technology, Inc.

On January 5, 2009, Fuel Tech completed its acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. (ACT) for approximately $22.5 million in cash, including transaction costs, plus future consideration if certain financial performance is achieved.  At March 31, 2009, the Company recorded a SFAS 141R contingent consideration accrual representing the fair value, weighted-average probability of future consideration expected to be paid in connection with the acquisition of substantially all of the assets of ACT of $2,307.  As of June 30, 2009, the amount recognized for the contingent consideration arrangement, the range of outcomes, and assumptions used to develop the estimates had not changed.

In connection with the final determination of the Adjustment Calculation (as defined in the asset purchase agreement) related to the net working capital amount, Fuel Tech paid ACT an additional $1,523 on July 23, 2009.

As a result of the previously-announced acquisitions of substantially all of the assets of ACT in the first quarter of 2009, and Tackticks, LLC and FlowTack, LLC in the fourth quarter of 2008, the Company’s condensed consolidated results for the periods presented are not directly comparable.  Pro forma results of operations for the three- and six-month periods ended June 30, 2009 and 2008, which assumes the acquisitions were completed on January 1, 2008, are as follows:

	Three months ended June 30
	2009		2008
Revenues		$18,922	$32,590
Net income / (loss)	$	(278)	$1,992
Net income / (loss) per Common Share
Basic	$	(0.01)	$0.08
Diluted	$	(0.01)	$0.08

	Six months ended June 30
	2009		2008
Revenues		$36,239	$62,018
Net income / (loss)	$	(1,840)	$4,432
Net income / (loss) per Common Share
Basic	$	(0.08)	$0.19
Diluted	$	(0.08)	$0.18

Operating results for the acquired assets are included in the Company’s consolidated statements of income from the date of acquisition.

FUEL TECH, INC.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three months ended June 30, 2009 and 2008 were $18,922 and $18,791, respectively, while revenues for the six months ended June 30, 2009 and 2008 were $36,239 and $39,258, respectively.  The increases versus the prior year for both periods were driven by an increase in FUEL CHEM technology segment revenues partially offset by lower APC technology segment revenues.

The Air Pollution Control (APC) technology segment generated revenues of $9,177 and $17,997 for the three- and six-month periods ended June 30, 2009, respectively, a decrease of $1,300, or 12%, and $4,149, or 19%, from the respective prior year periods due to an across-the-board slowdown of capital project orders for pollution control equipment from our customer base.  Mitigating the slowdown of capital project orders is the contribution from increased activity in the Company’s ancillary APC business.  While revenues are down from the prior year, this segment remains uniquely positioned to capitalize on the next phase of increasingly stringent U.S. air quality standards, specifically on NOx control.  Interest in Fuel Tech’s suite of pollution control technologies, on both a new and retrofit basis, remains strong, both domestically and abroad.

The FUEL CHEM technology segment generated revenues of $9,745 and $18,242 for the three- and six-month periods ended June 30, 2009, respectively, an increase of $1,431, or 17%, and $1,130, or 7%, versus the respective prior year periods.  This increase is primarily due to the addition of new customer units and increased project demonstrations activity.  The Company recently announced the addition of several new international demonstration and commercial contracts, further strengthening its global presence in the marketplace.  Despite a record year in 2008, both in terms of revenues generated and new FUEL CHEM customer units added, the near-term decrease in demand for electricity, largely related to the U.S. economic recession, has dictated that certain Fuel Tech customers shut down or scale back certain boiler operations.  This, in turn, has resulted in certain FUEL CHEM programs being temporarily turned off or being operated at reduced levels.  Despite the near-term economic environment, the marketplace acceptance for Fuel Tech’s patented TIFI™ Targeted In-Furnace Injection™ technology remains strong, both domestically and abroad, particularly on coal-fired units, which represent the largest market opportunity for the technology.

The FUEL CHEM technology segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, and waste-to-energy markets.  FUEL CHEM programs are currently contracted on over 90 combustion units, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste.

Cost of sales as a percentage of revenue for the three months ended June 30, 2009 and 2008 was 55% and 52%, respectively.  The cost of sales percentage for the APC technology segment decreased to 51% from 54% in the comparable prior-year period, primarily due to the settlement of a contingent loss provision recorded on an APC contract during the first quarter of 2009.  For the FUEL CHEM technology segment, the cost of sales percentage increased to 58% from 50% for the comparable prior-year quarter.  This increase was primarily due to substantial demonstration program expenses.

Cost of sales as a percentage of revenue for the six months ended June 30, 2009 and 2008 was 60% and 52%, respectively.  The cost of sales percentage for the APC technology segment increased from 53% to 61% due primarily to a large pass-through product sale at a nominal mark-up percentage and the recognition of a contingent loss provision on an APC contract.  For the FUEL CHEM technology segment, the cost of sales percentage increased to 59% from 51% for the comparable prior-year quarter.  This increase was primarily due to continued demonstration program expenses coupled with the aforementioned slightly depressed revenue base.

Selling, general and administrative expenses (SG&A) for the quarters ended June 30, 2009 and 2008 were $8,876 and $7,413, respectively.  Of the $1,463 increase in SG&A for the quarter versus the prior year, $1,061 is due to the net incremental SG&A costs associated with the October 2008 acquisition of substantially all of the assets of Tackticks, LLC and FlowTack, LLC and the January 2009 acquisition of substantially all of the assets of Advanced Combustion Technology, Inc, including the amortization of identifiable intangible assets of $396.  Also contributing to the year-over-year increase was a one-time employee expense of $550 related to the reduction in workforce the Company undertook during the second quarter of 2009.  Of the $2,738 increase in SG&A expenses for the six-month period ended June 30, 2009, $1,872 is related to the incremental expenses associated with the three noted acquisitions, including the amortization of identifiable intangible assets of $743, $550 relates to the aforementioned reduction in force event, and $317 is due to internal sales commissions.

Research and development (R&D) expenses for the three months ended June 30, 2009 and 2008 were $77 and $909, respectively, while R&D expenditures for the six months ended June 30, 2009 and 2008 were $231 and $1,464, respectively.  Both year-over-year declines are due to the Company moderating its near-term R&D expenditures in the wake of the global financial crisis.  However, Fuel Tech maintained its focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Decreases in interest income for the three- and six-month periods ended June 30, 2009 of $182 and $442, respectively, are due to a significant reduction in cash and cash equivalents on hand due to the cash outlay for the acquisitions of substantially all of the assets of Tackticks, LLC, FlowTack, LLC and Advanced Combustion Technology, Inc.

Income tax benefit / (expense) for the three- and six-month periods ended June 30, 2009 and 2008 were $188 and ($310) and $1,229 and ($1,307), respectively, reflecting the Company’s pre-tax loss and income positions, respectively.

Liquidity and Sources of Capital

At June 30, 2009, Fuel Tech had cash and cash equivalents, short-term investments and restricted cash on hand of $12,177 and working capital of $26,389 versus $28,149 and $44,346 at December 31, 2008, respectively.  Restricted cash of $5,525 was used as collateral for pre-existing stand-by letters of credit and bank guaranties with Wachovia Bank N.A. at June 30, 2009 as that was the date the Company entered into a new revolving credit facility with JPMorgan Chase N.A.  As these instruments are transferred to JPMorgan Chase and the Wachovia instruments are retired, the cash collateral will no longer be needed and will cease to be restricted.  Operating activities provided $4,691 of cash during the six-month period ended June 30, 2009, primarily due to a decrease in accounts receivable and increase in accrued and other non-current liabilities, partially offset by a year-to-date net loss.

Investing activities used cash of $20,868 during the six months ended June 30, 2009, as the acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. was funded on January 5, 2009.  Capital expenditures of $1,540, primarily to support and enhance the operations of the FUEL CHEM technology segment, were also made.

The Company generated cash from financing activities during the six months ended June 30, 2009 of $170, primarily from the excess tax benefits realized from stock options exercised in the first six months of 2009 and from the issuance of directors’ deferred shares of stock.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note I.  The change in the warranty liability balance during the three months ended June 30, 2009 was not material.

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

The annual meeting of stockholders of Fuel Tech, Inc. was held on May 21, 2009.  The matters voted on were the election of nine directors and the approval of the appointment of Grant Thornton LLP as Fuel Tech, Inc.’s independent registered public accountants for the year 2009.  The nine director nominees were elected and the appointment of Grant Thornton LLP was approved.

The details of the voting at the annual meeting are as follows:

For the directors:

Director	For	Withheld
Douglas G. Bailey	20,482,752	522,763
Ralph E. Bailey	20,487,673	517,842
Miguel Espinosa	20,039,918	965,597
Charles W. Grinnell	20,023,897	981,618
Thomas L. Jones	20,503,903	501,612
John D. Morrow	20,469,089	536,426
John F. Norris Jr.	20,505,022	500,493
Thomas S. Shaw, Jr.	19,914,506	1,091,009
D.L. Williamson	20,490,893	514,622

For the Grant Thornton LLP appointment approval:

For	Against	Abstain
20,744,805	191,901	69,009

Item 5.	Other Information

None

Item 6.	Exhibits

a.	Exhibits (all filed herewith)

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FUEL TECH, INC.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	By:	/s/ John F. Norris Jr.
John F. Norris Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009	By:	/s/ John P. Graham
John P. Graham
Chief Financial Officer
(Principal Financial Officer)