Form 10-Q
period 2009-09-30
FUEL TECH, INC.
filed 2009-11-05
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33059
FUEL TECH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	20-5657551 (I.R.S. Employer Identification Number)
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in rule 12b-2 under the Securities Exchange Act of 1934).
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of October 27, 2009 there were outstanding 24,211,967 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the nine-month period ended September 30, 2009
INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Operations for the Three- and Nine-Month Periods Ended September 30, 2009 and 2008	2

	Condensed Consolidated Statements of Cash Flows for the Nine- Month Period Ended September 30, 2009 and 2008	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES		19
EX-4.1
EX-4.2
EX-4.3
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note B)

Assets
Current assets:
Cash and cash equivalents	$13,203	$28,149
Restricted cash	881	—
Accounts receivable, net of allowance for doubtful accounts of $69 and $80, respectively	20,184	23,365
Inventories	498	1,014
Deferred income taxes	767	767
Prepaid expenses and other current assets	4,392	4,718

Total current assets	39,925	58,013

Equipment, net of accumulated depreciation of $14,595 and $12,588, respectively	16,292	17,515
Goodwill	21,441	5,158
Other intangible assets, net of accumulated amortization of $2,587 and $1,504, respectively	6,957	2,543
Deferred income taxes	4,025	2,412
Other assets	2,605	3,232

Total assets	$91,245	$88,873

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$2,194	$2,188
Accounts payable	5,950	8,196
Accrued liabilities	3,851	3,283

Total current liabilities	11,995	13,667

Other liabilities	2,954	1,389

Total liabilities	14,949	15,056

Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,163,217 and 24,110,967 shares issued, respectively	242	241
Additional paid-in capital	123,530	118,588
Accumulated deficit	(47,818)	(45,280)
Accumulated other comprehensive income	261	187
Nil coupon perpetual loan notes	81	81

Total stockholders’ equity	76,296	73,817

Total liabilities and stockholders’ equity	$91,245	$88,873

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Revenues	$16,475	$23,703	$52,714	$62,961

Costs and expenses:
Cost of sales	10,034	13,019	31,786	33,521
Selling, general and administrative	8,000	6,789	25,130	21,181
Gain from revaluation of contingent performance obligation	(781)	—	(781)	—
Research and development	160	380	391	1,844

	17,413	20,188	56,526	56,546

Operating (loss) income	(938)	3,515	(3,812)	6,415

Interest expense	(27)	(31)	(83)	(93)
Interest income	7	145	30	610
Other expense	(4)	(238)	(166)	(154)

(Loss) income before taxes	(962)	3,391	(4,031)	6,778

Income tax benefit (expense)	264	(1,289)	1,493	(2,596)

Net (loss) income	$(698)	$2,102	$(2,538)	$4,182

Net (loss) income per Common Share:
Basic	$(0.03)	$0.09	$(0.11)	$0.18

Diluted	$(0.03)	$0.09	$(0.11)	$0.17

Weighted-average number of Common Shares outstanding:
Basic	24,142,000	23,978,000	24,127,000	23,450,000

Diluted	24,142,000	24,638,000	24,127,000	24,604,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30
	2009	2008
Operating activities
Net cash provided by operating activities	$7,502	$8,335

Investing activities
Acquisition of business	(20,186)	—
Increase in restricted cash	(881)	—
Sales of short-term investments	—	1,998
Purchases of property, equipment and intangible assets	(1,774)	(9,080)

Net cash used in investing activities	(22,841)	(7,082)

Financing activities
Proceeds from short-term borrowings	5	137
Issuance of deferred shares	63	55
Proceeds from exercise of stock options and warrants	251	396
Excess tax benefit for stock-based compensation	—	392

Net cash provided by financing activities	319	980

Effect of exchange rate fluctuations on cash	74	74

Net (decrease) increase in cash and cash equivalents	(14,946)	2,307

Cash and cash equivalents at beginning of period	28,149	30,473

Cash and cash equivalents at end of period	$13,203	$32,780

Supplemental disclosure of cash flow information:
Increase in contingent consideration payable	$1,526	$—

Cash paid for interest	$47	$94

Cash paid for income taxes	$250	$4,636
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
Fuel Tech’s special focus is the worldwide marketing of its nitrogen oxide (NOx) reduction and FUEL CHEM® processes. The Air Pollution Control (APC) technology segment reduces NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources by utilizing combustion optimization techniques and Low-NOx and Ultra Low-NOx burners; over-fire air systems, NOxOUT® and HERT™ High Energy Reagent Technology™ SNCR systems; systems that incorporate NOxOUT CASCADE®, ULTRA™ and NOxOUT-SCR® processes; and Ammonia Injection Grids (AIG) and the Graduated Straightening Grid (GSG). The FUEL CHEM technology segment improves the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling and corrosion, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide, NOx and unburned carbon in fly ash through the addition of chemicals into the fuel or via TIFI® Targeted In-Furnace Injection™ programs. Fuel Tech has other technologies, both commercially available and in the development stage, all of which are related to APC and FUEL CHEM processes or are similar in their technological base. Fuel Tech’s business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.
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

Note C: Revenue Recognition Policy
Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer. During a FUEL CHEM demonstration period, the Company will typically absorb all of the direct costs (e.g., chemicals, on-site personnel, equipment depreciation and demonstration-related travel expenses) and indirect costs of operating the demonstration and will offset these costs with partial billings to the customer. While each demonstration is unique, a typical demonstration will operate for 90 days and the Company will accumulate future billing amounts that will usually be invoiced to the customer only if the FUEL CHEM program converts to commercial status. These amounts may range from less than $100 to over $1,000 depending on the quantity of chemical fed, the agreed-upon cost sharing arrangement and the length of the demonstration program.
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Revisions in completion estimates and contract values in the period in which the facts giving rise to the revisions become known can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of September 30, 2009 and December 31, 2008, the Company had no construction contracts in progress that were identified as loss contracts.
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At September 30, 2009 and December 31, 2008, unbilled receivables on all projects were approximately $7,197 and $6,311, respectively. Such amounts are included in accounts receivable on the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,354 and $1,223 at September 30, 2009 and December 31, 2008, respectively. Such amounts are included in other accrued liabilities on the condensed consolidated balance sheets.
Note D: Cost of Sales
Cost of sales includes all internal and external engineering costs, equipment and chemical charges, inbound and outbound freight expenses, internal and site transfer costs, installation charges, purchasing and receiving costs, inspection costs, warehousing costs, project personnel travel expenses and other direct and indirect expenses specifically identified as project- or product line-related, as appropriate (e.g., test equipment depreciation and certain insurance expenses). Certain depreciation and amortization expenses related to tangible and intangible assets, respectively, are also allocated to cost of sales.
Note E: Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include the following categories except where an allocation to the cost of sales line item is warranted due to the project- or product-line nature of a portion of the expense category: salaries and wages, employee benefits, non-project travel, insurance, legal, rent, accounting and auditing, recruiting, telephony, employee training, Board of Directors’ fees, auto rental, office supplies, dues and subscriptions, utilities, real estate taxes, commissions and bonuses, marketing materials, postage and business taxes. Departments comprising the selling, general and administrative line item primarily include the functions of executive management, finance and accounting, investor relations, regulatory affairs, marketing, business development, information technology, human resources, sales, legal and general administration.
Note F: Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Basic weighted-average shares	24,142	23,978	24,127	23,450
Conversion of unsecured loan notes	—	45	—	45
Unexercised options and warrants	—	615	—	1,109

Diluted weighted-average shares	24,142	24,638	24,127	24,604

Note G: Total Comprehensive (Loss) Income
Total comprehensive (loss) income for Fuel Tech is comprised of net (loss) income and the impact of foreign currency translation as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Comprehensive (loss) income:
Net (loss) income	$(698)	$2,102	$(2,538)	$4,182
Foreign currency translation	39	(35)	74	74

	$(659)	$2,067	$(2,464)	$4,256

Note H: Stock-Based Compensation
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (“Incentive Plan”), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At September 30, 2009, Fuel Tech has 288,980 stock options available for issuance under the Incentive Plan.
Fuel Tech utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants. The Company recorded stock-based compensation expense for the three- and nine-month periods ended September 30, 2009 of $1,462 and $4,628, respectively. Fuel Tech recorded $1,525 and $4,638 in stock-based compensation expense for the comparable periods in 2008.
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
The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate — an estimate based on the yield of zero—coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility — an estimate based on the historical volatility of Fuel Tech’s Common Stock for a period equal to the expected life of the option; and (3) expected life of the option — an estimate based on historical experience including the effect of employee terminations.

Based on the results of the model, the weighted-average fair value of the stock options granted during the nine-month period ended September 30, 2009 was $5.84 per share using the following assumptions:

2009
Expected dividend yield	0.00%
Risk-free interest rate	2.37%
Expected volatility	67.6%
Expected life of option	5.2 years
Stock option activity for Fuel Tech’s Incentive Plan for the nine months ended September 30, 2009 was as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding on January 1, 2009	2,905,325	$16.30
Granted	505,000	9.98
Exercised	(52,250)	4.82		$307
Expired or forfeited	(236,450)	19.21

Outstanding on September 30, 2009	3,121,625	$15.25	7.2 years	$5,327

Exercisable on September 30, 2009	1,586,250	$13.37	6.1 years	$4,512
The weighted-average exercise price per non-vested stock award for all non-vested stock outstanding as of September 30, 2009 was $17.20. Non-vested stock award activity for all plans for the nine months ended September 30, 2009 was as follows:

Non-vested
Stock
Outstanding
Outstanding on January 1, 2009	1,443,625
Granted	505,000
Released	(245,250)
Expired or forfeited	(168,000)

Outstanding on September 30, 2009	1,535,375

As of September 30, 2009, there was $9,384 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a period of four years.
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). This Deferred Plan, as originally approved, provided for deferral of directors’ fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout. In the second quarter of 2007, Fuel Tech obtained stockholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock. Under the guidance of ASC 718-10, this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock, as equity awards as opposed to liability awards. For the nine months ended September 30, 2009, Fuel Tech recorded stock-based compensation expense of $63 with a credit of the same amount to additional paid-in capital representing the fair value of the stock awards granted.

Note I: Debt
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 300 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2009, there were no outstanding borrowings on this Facility. The Credit Agreement dated as of June 30, 2009 by and between Fuel Tech, Inc. and JPM Chase and the Revolving Credit Note dated June 30, 2009 from Fuel Tech, Inc. to JPM Chase were included in their entirety as exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009. The Company’s prior facility with Wachovia Bank, N.A. was terminated on June 30, 2009.
At its inception, the Facility contained several debt covenants with which the Company must comply on a quarterly or annual basis, including: an annual capital expenditure limit of $10,000 and a minimum net income for the quarterly period ended September 30, 2009 of $750. For subsequent periods, the Facility covenants included a maximum funded debt to EBITDA ratio of 2.0:1.0 for the quarterly period ended December 31, 2009 and a maximum funded debt to EBITDA ratio of 1.5:1.0 for all succeeding quarterly periods until the facility expires. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, and depreciation and amortization expenses. In addition, the Company must maintain a minimum tangible net worth of $42,000, adjusted upward for 50% of net income generated and 100% of all capital issuances.
As of and for the three-month period ended September 30, 2009, except for the required minimum quarterly net income covenant of $750, the Company was in compliance with all debt covenants of the Facility, including a year-to-date capital expenditure amount of $1,774 and a tangible net worth of $47,898 versus a required amount of 45,533. Due to the Company’s quarterly net loss of ($698), the required minimum quarterly net income of $750 was not achieved. The Company has obtained a waiver of this covenant breach from JPM Chase for the quarterly period ended September 30, 2009 and has revised certain financial covenants as follows: for the three-month period ended December 31, 2009 the Company shall achieve a Minimum Net Income of ($2,000), and for the three-month period ended March 31, 2010 the Company’s Leverage Ratio shall not exceed 2.75:1.0. The purchase price for allowable Acquisitions made during any fiscal year was also lowered to $5,000 in the aggregate if the Leverage Ratio is greater than 2.75:1.0. No other Facility covenants were modified for any other period. The Company’s spread matrix for fees paid on items such as standby letters of credit was adjusted upward to include additional tiers tied to the quarterly calculated Leverage Ratio. These modifications are included in the Second Amendment to the Credit Agreement filed as an attachment to this Quarterly Report on Form 10-Q.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the “China Facility”) agreement with JPM Chase for RMB 35 million (approximately $5,000), which expires on June 30, 2010. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2009, Beijing Fuel Tech has borrowings outstanding in the amount $2,194, which bear interest at 5.8%.
In the event of default on either the Facility or the China Facility, the cross default feature in each allows the lending bank to accelerate the payment of any amounts outstanding and may, under certain circumstances, allow the bank to cancel the facility. If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing to satisfy the accelerated payment.
Note J: Business Segment and Geographic Disclosures
Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:
•	The Air Pollution Control technology segment, which includes the Low- and Ultra-low NOx Burners, over-fire air systems, HERT systems, NOxOUT®, NOxOUT CASCADE®, AIG, GSG, ULTRA™ and NOxOUT-SCR® processes, for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources; and

•	The FUEL CHEM® technology segment, which uses chemical processes for the control of slagging, fouling, corrosion, opacity, acid plume and sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology.
Fuel Tech evaluates performance and allocates resources based on reviewing gross margin by reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Fuel Tech does not review assets by reportable segment, but rather, in aggregate for Fuel Tech as a whole. Reporting segment revenues and gross margin are provided below. The “Other” classification includes those profit and loss items not allocated by Fuel Tech to each reportable segment. There are no intersegment sales that require elimination.

Three months ended	Air Pollution	FUEL CHEM
September 30, 2009	Control Segment	Segment	Other	Total
Revenues from external customers	$6,182	$10,293	$—	$16,475
Cost of sales	4,089	5,945	—	10,034
Gross margin	2,093	4,348	—	6,441
Selling, general and administrative	—	—	8,000	8,000
Gain from revaluation of contingent performance obligation	—	—	(781)	(781)
Research and development	—	—	160	160

Operating income (loss)	$2,093	$4,348	$(7,379)	$(938)

Three months ended	Air Pollution	FUEL CHEM
September 30, 2008	Control Segment	Segment	Other	Total
Revenues from external customers	$13,567	$10,136	$—	$23,703
Cost of sales	7,704	5,315	—	13,019
Gross margin	5,863	4,821	—	10,684
Selling, general and administrative	—	—	6,789	6,789
Research and development	—	—	380	380

Operating income (loss)	$5,863	$4,821	$(7,169)	$3,515

Nine months ended	Air Pollution	FUEL CHEM
September 30, 2009	Control Segment	Segment	Other	Total
Revenues from external customers	$24,179	$28,535	$—	$52,714
Cost of sales	15,096	16,690	—	31,786
Gross margin	9,083	11,845	—	20,928
Selling, general and administrative	—	—	25,130	25,130
Gain from revaluation of contingent performance obligation	—	—	(781)	(781)
Research and development	—	—	391	391

Operating income (loss)	$9,083	$11,845	$(24,740)	$(3,812)

Nine months ended	Air Pollution	FUEL CHEM
September 30, 2008	Control Segment	Segment	Other	Total
Revenues from external customers	$35,713	$27,248	$—	$62,961
Cost of sales	19,507	14,013	1	33,521
Gross margin	16,206	13,235	(1)	29,440
Selling, general and administrative	—	—	21,181	21,181
Research and development	—	—	1,844	1,844

Operating income (loss)	$16,206	$13,235	$(23,026)	$6,415

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Revenues:
United States	$14,054	$19,319	$43,114	$54,845
Foreign	2,421	4,384	9,600	8,116

	$16,475	$23,703	$52,714	$62,961

	September 30,	December 31,
	2009	2008
Assets:
United States	$82,532	$81,241
Foreign	8,713	7,632

	$91,245	$88,873

Note K: Contingencies
Fuel Tech issues a standard product warranty with the sale of its products to customers. Fuel Tech’s recognition of warranty liability is based primarily on analyses of warranty claims experienced in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach has proven to provide an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. Changes in the warranty liability for the nine months ended September 30, 2009 are summarized below:

Aggregate product warranty liability at January 1, 2009	$265
Aggregate accruals related to product warranties	90
Aggregate reductions for payments	(151)

Aggregate product warranty liability at September 30, 2009	$204

Note L: Income Tax
Fuel Tech had unrecognized tax benefits as of December 31, 2008 in the amount of $781. This amount included $747 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. There have been no material changes in unrecognized tax benefits during the quarter ended September 30, 2009.
Note M: Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles (GAAP) — authoritative and non-authoritative — and making the Accounting Standards Codification (ASC) the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. This guidance, which was incorporated into Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles,” was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities (VIE), which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a VIE. The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance, which was incorporated into ASC Topic 810, “Consolidation,” will be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company). The Company does not expect the adoption to have a material effect on its consolidated financial statements.
In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, “Subsequent Events,” was effective for interim or annual financial periods ending after June 15, 2009, and the adoption did not have any impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, “Business Combinations — Identifiable Assets, Liabilities and Any Non-controlling Interest.” ASC 805-20 amends the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC 805-20 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.
Note N: Business Acquisitions
Fuel Tech accounts for its acquisitions as purchases in accordance with ASC 805-20. Accordingly, in connection with each acquisition, the purchase price is allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition.
Advanced Combustion Technology, Inc.
On January 5, 2009, Fuel Tech completed its acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. (“ACT” or the “ACT Acquisition”) for approximately $22,500 in cash, including transaction costs, plus future consideration if certain financial performance is achieved. In connection with the final determination of the Adjustment Calculation (as defined in the asset purchase agreement) related to the net working capital amount, Fuel Tech paid ACT an additional $1,523 on July 23, 2009. All of the goodwill recognized is expected to be deductible for income tax purposes. Operating results related to the acquisition of substantially all of the assets of ACT and all of the related goodwill are reported as part of the APC Technology segment. Acquisition related costs, including out-of-pocket expenses related to the transaction, were insignificant.
At March 31, 2009, the Company recorded a contingent consideration accrual representing the fair value, weighted-average probability of future consideration expected to be paid in connection with the acquisition of substantially all of the assets of ACT of $2,307. The contingent consideration arrangement requires the Company to pay ACT a pro rata amount of up to $4,000 annually for the achievement of a minimum annual gross margin dollar level (the “Hurdle”) of $10,000, $11,000 and $12,000 in fiscal 2009, 2010 and 2011, respectively. In addition, the Company is required to pay ACT thirty-five percent (35%) of all qualifying gross margin dollars above the annual Hurdle rate for each of the three years. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $4,000 in any one year, and $0 and $12,000 in total, not including the amount related to the thirty-five percent (35%) sharing of qualifying gross margin dollars above the pre-determined Hurdle. The fair value of the contingent consideration arrangement of $2,307 was calculated using a probability of payout for each of the three years and included only twenty-five percent (25%) of the weighted-average, probable three-year aggregate payout as up to seventy-five percent (75%) of the contingent consideration is subject to forfeiture.
As of September 30, 2009, the amount recognized for the contingent consideration arrangement, the range of outcomes, and assumptions used to develop the estimates have changed for fiscal 2009. Management concluded that a fiscal 2009 earnout payment related to the ACT Acquisition is not probable. Thus, the Company recorded a one-time gain of $781 from the revaluation of the contingent liability.
As a result of the previously-announced acquisitions of substantially all of the assets of ACT in the first quarter of 2009, and Tackticks, LLC (Tackticks) and FlowTack, LLC (FlowTack) in the fourth quarter of 2008, the Company’s condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three- and nine-month periods ended September 30, 2009 and 2008, which assumes the acquisitions were completed on January 1, 2008, are as follows:

	Three months ended September 30
	2009	2008
Revenues	$16,475	$43,856
Net (loss) income	($698)	$4,471
Net (loss) income per Common Share:
Basic	($0.03)	$0.19
Diluted	($0.03)	$0.18

	Nine months ended September 30
	2009	2008
Revenues	$52,714	$106,152
Net (loss) income	($2,538)	$9,809
Net (loss) income per Common Share:
Basic	($0.11)	$0.42
Diluted	($0.11)	$0.40
Operating results for the acquired assets are included in the Company’s consolidated statements of income from the date of acquisition.
Note O: Goodwill
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM segment and the APC Technology segment. As of September 30, 2009 and December 31, 2008, goodwill allocated to the FUEL CHEM Technology segment was $1,723 and $1,723, respectively, while goodwill allocated to the APC Technology segment was $19,718 and $3,435, respectively. The $16,283 increase in goodwill allocated to the APC Technology segment from December 31, 2008 is attributable to goodwill from the acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. on January 5, 2009.

FUEL TECH, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three months ended September 30, 2009 and 2008 were $16,475 and $23,703, respectively, while revenues for the nine months ended September 30, 2009 and 2008 were $52,714 and $62,961, respectively. The decreases in consolidated revenues versus the prior year, for both the quarterly and year-to-date periods, are primarily driven by suppressed domestic Air Pollution Control (APC) technology segment orders which led to the APC segment revenue shortfall.
The APC technology segment generated revenues of $6,182 and $24,179 for the three- and nine-month periods ended September 30, 2009, respectively, a decrease of $7,385, or 54%, and $11,534, or 32%, from the respective prior year periods due to an across-the-board slowdown of capital project orders for pollution control equipment from our customer base. While revenues are down from the prior year, this segment remains uniquely positioned to capitalize on the next phase of increasingly stringent U.S. and Chinese air quality standards, specifically on NOx control. Interest in Fuel Tech’s suite of pollution control technologies, on both a new and retrofit basis, remains strong, both domestically and abroad, and recent quotation and order activity has been strong.
The FUEL CHEM technology segment generated revenues of $10,293 and $28,535 for the three- and nine-month periods ended September 30, 2009, respectively, an increase of $157, or 2%, and $1,287, or 5%, versus the respective prior year periods. This increase is primarily due to the addition of new customer units and increased project demonstrations activity. The Company recently announced the addition of several new international commercial contracts, further strengthening its global presence in the marketplace. Despite a record level of year-to-date revenues through September 30, 2009, the recent decrease in demand for electricity, largely related to the economic recession, has dictated that certain Fuel Tech customers shut down or scale back certain boiler operations. This, in turn, has resulted in certain FUEL CHEM programs being operated at reduced levels or, in some cases, being temporarily turned off. Even with the near-term economic environment, the marketplace acceptance for Fuel Tech’s patented TIFI® Targeted In-Furnace Injection™ technology remains strong, both domestically and abroad, particularly on coal-fired units, which represent the largest market opportunity for the technology.
The FUEL CHEM technology segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, and waste-to-energy markets. FUEL CHEM programs are currently commercial on over 75 combustion units around the world, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste.
Cost of sales as a percentage of revenue for the three months ended September 30, 2009 and 2008 was 61% and 55%, respectively. The quarterly cost of sales percentage for the APC technology segment increased to 66% from 57% in the comparable prior-year period, primarily due to a pass-through product sale at a nominal gross margin percentage whereby Fuel Tech was acting as a conduit for the catalyst manufacturer and the timing of project milestones for other contracts that primarily involved lower margin revenue-generating activities supporting APC projects.
For the FUEL CHEM technology segment, the quarterly cost of sales percentage increased to 58% from 52% for the comparable prior-year quarter. This increase was primarily due to demonstration program expenses as the Company continues to run a substantial number of domestic demonstrations, the one-time sale of FUEL CHEM equipment at a nominal price to support the start up of a Mexican-based FUEL CHEM program, and the continued suppressed average revenue base at many existing customers that dilutes customer-specific gross margins as local fixed costs remain in spite of the decreased revenue amount.
Cost of sales as a percentage of revenue for the nine months ended September 30, 2009 and 2008 was 60% and 53%, respectively. The cost of sales percentage for the APC technology segment increased to 62% from 55% due primarily to the pass-through product sales of several items at a nominal gross margin percentage whereby Fuel Tech was acting as a conduit for the catalyst manufacture and project timing which resulted in a higher-than-average project mix towards other lower margin revenue-generating activities supporting APC projects.
For the FUEL CHEM technology segment, the cost of sales percentage increased to 59% from 51% for the comparable prior-year quarter. This increase was primarily due to demonstration program expenses as the Company continues to run several international and domestic demonstrations, the one-time sale of FUEL CHEM equipment at a nominal price to support the start up of a Mexican-based FUEL CHEM program, and the continued suppressed average revenue base at many existing customers that dilutes customer-specific gross margins as local fixed costs remain in spite of the decreased revenue amount.
Selling, general and administrative (SG&A) expenses for the three-month period ended September 30, 2009 were $8,000, an increase of $1,211, or 18%, versus the comparable prior year period. The increase was driven by additional sales commissions, primarily associated with record FUEL CHEM sales, of $544 as the sales commission plan became effective January 1, 2009, salaries and benefits of $496 primarily related to the October 2008 acquisition of substantially all of the assets of Tackticks and FlowTack and the January 2009 ACT Acquisition, lower than expected utilization of engineering personnel of $303, additional legal expenses of $223 for general corporate administrative matters, including contract review and intellectual property-related work, increased personnel-related costs of $162 in the Company’s Beijing office to support growth, and increased depreciation expense of $102 related to additional FUEL CHEM equipment deployed at customer sites. Partially offsetting these increases were reduced expenditures for consultants of $243, lower third-party agency commissions for APC sales of $175 related to suppressed year-to-date APC customer orders, and lower personnel recruiting costs of $124.
SG&A expenses for the nine-month period ended September 30, 2009 were $25,130, an increase of $3,949, or 19%, versus the comparable prior year period. The increase was driven by additional salaries and benefits of $2,670 primarily related to the October 2008 acquisition of substantially all of the assets of Tackticks and FlowTack and the January 2009 ACT Acquisition and a one-time employee expense of $550 related to the reduction in workforce the Company undertook during the second quarter of 2009, increased sales commissions, primarily associated with record FUEL CHEM sales, of $864 as the sales commission plan became effective January 1, 2009, increased depreciation expense of $348 related to additional FUEL CHEM equipment deployed at customer sites, increased personnel-related costs of $232 in the Company’s Beijing office to support growth, lower than expected utilization of engineering personnel of $185, increased service fees for computer modeling software of $142, additional travel costs of $128 to support international and domestic growth, and additional legal expenses of $118 for general corporate administrative matters, including contract review and intellectual property-related work. Partially offsetting these increases are reduced personnel recruiting costs of $319, lower third-party agency commissions for APC sales of $296 related to suppressed year-to-date APC customer orders, and reduced expenditures for consultants of $206.
The Company recorded a one-time gain of $781 from the revaluation of the contingent liability recorded in connection with the ACT Acquisition in January 2009. The $781 had been recorded in the first quarter of 2009 as part of a $2,307 contingent consideration accrual representing the fair value, weighted-average probability of future consideration expected to be paid in connection with the ACT Acquisition. For the year ended December 31, 2009, management has concluded that an earnout payment related to the ACT Acquisition for fiscal 2009 is not probable, thus the $781 portion of the total contingent liability that related to 2009 was reversed.
Research and development (R&D) expenses for the three months ended September 30, 2009 were $160, a decrease of $220, or 58%, versus the comparable prior-year period, while R&D expenditures for the nine months ended September 30, 2009 were $391, a decrease of $1,453, or 78%, versus the comparable prior-year period. Both the three- and nine-month year-over-year declines in R&D expenditures are due to the Company moderating its near-term R&D expenditures in the wake of the global financial crisis and revenue shortfalls. However, Fuel Tech has maintained its focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.
Interest income for the three- and nine-month periods ended September 30, 2009 of $7 and $30, respectively, decreased $138, or 95%, and $580, or 95%, respectively. The primary drivers of the reduced levels if interest income for both periods are a significant reduction in cash and cash equivalents on hand due to the cash outlay for the acquisitions of substantially all of the assets of Tackticks FlowTack, and ACT, coupled with a decrease in the average return in the Company’s interest-bearing accounts in which the cash is invested.
Income tax benefit / (expense) for the three- and nine-month periods ended September 30, 2009 and 2008 were $264 and ($1,289) and $1,493 and ($2,596), respectively, reflecting the Company’s pre-tax loss and income positions, respectively.

Liquidity and Sources of Capital
At September 30, 2009, Fuel Tech had cash and cash equivalents, short-term investments and restricted cash on hand of $14,084 and working capital of $27,930 versus $28,149 and $44,346 at December 31, 2008, respectively. Restricted cash as of September 30, 2009 of $881 was used as collateral for pre-existing stand-by letters of credit and bank guaranties with Wachovia Bank, N.A. (Wachovia) at June 30, 2009 as that was the date the Company entered into a new revolving credit facility with JPMorgan Chase N.A. (JPM Chase). As these instruments are transferred to JPM Chase and the Wachovia instruments are retired, the cash collateral will no longer be needed and will cease to be restricted. The reduction in restricted cash from the June 30, 2009 balance of $5,525 is reflective of the transfer of most of the stand-by letters of credit and bank guaranties out of Wachovia to JPM Chase.
Operating activities provided $7,502 of cash during the nine-month period ended September 30, 2009, primarily due to the add back of non-cash items, including depreciation of $2,842, amortization of $1,082, and stock compensation expense of $4,628, an increase in accrued liabilities of $610 and decreases in asset accounts, including accounts receivable of $3,181, inventory of $517 and prepaid expenses of $907. Partially offsetting these positive cash flow items were the year-to-date net loss of $2,538, an income tax benefit of $1,613 and a decrease in accounts payable of $2,245.
Investing activities used cash of $22,841 during the nine-month period ended September 30, 2009. This amount was comprised of three items: the acquisition of substantially all of the assets of ACT required a total funding of $20,186; capital expenditures of $1,774, primarily to support and enhance the operations of the FUEL CHEM technology segment; and an increase in restricted cash of $881 to support the transfer of pre-existing stand-by letters of credit and bank guaranties from Wachovia to JPM Chase.
The Company generated cash from financing activities during the nine-month period ended September 30, 2009 of $319, primarily from the excess tax benefits realized of $251 from stock options exercised in the first nine months of 2009 and from the issuance of directors’ deferred shares of stock of $63.
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note K. The change in the warranty liability balance during the three months ended September 30, 2009 was not material.
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
Fuel Tech is also exposed to changes in interest rates primarily due to its long-term debt arrangement (refer to Note I to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2009.

Item 4.	Controls and Procedures
Fuel Tech maintains disclosure controls and procedures and internal controls designed to ensure (a) that information required to be disclosed in Fuel Tech’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) that such information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Fuel Tech’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of Fuel Tech’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Fuel Tech’s principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective as of the end of such period.
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
THE COMPANY HAS NEEDED TO OBTAIN A WAIVER FROM ITS U.S. LENDER FOR A COVENANT VIOLATION DUE TO LESS THAN ANTICIPATED OPERATING RESULTS.
     In the event of default on the domestic Facility, the lending bank may accelerate the payment of any amounts outstanding and may, under certain circumstances, cancel the facility. If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing to satisfy the accelerated payment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None

Item 3.	Defaults upon Senior Securities
     None

Item 4.	Submission of Matters to a Vote of Security Holders
     None

Item 5.	Other Information
     None

Item 6.	Exhibits
a.	Exhibits (all filed herewith)

4.1	Instrument Constituting US $19,200 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989.

4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990.

4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993

10.1	Employment Agreement, dated April 30, 2008, between John P. Graham and Fuel Tech, Inc.

10.2	Employment Agreement, dated February 1, 1998, between Stephen P. Brady and Fuel Tech, Inc.

10.3	Employment Agreement, dated October 2, 2008, between Volker Rummenhohl and Fuel Tech, Inc.

10.4	Sublease Agreement, dated January 29, 2004, between American Bailey Corporation and Fuel Tech, Inc.

10.5	Credit Agreement dated as of June 30, 2009 by and between Fuel Tech, Inc. and JPMorgan Chase Bank, N.A. including exhibits and schedules

10.6	First Amendment to Credit Agreement dated as of October 5, 2009 by and between Fuel Tech, Inc. and JPMorgan Chase Bank, N.A.

10.7	Second Amendment to Credit Agreement dated as of November 4, 2009 by and between Fuel Tech, Inc. and JPMorgan Chase Bank, N.A.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FUEL TECH, INC.
Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2009	By:	/s/ John F. Norris Jr.
John F. Norris Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2009	By:	/s/ John P. Graham
John P. Graham
Chief Financial Officer (Principal Financial Officer)