Form 10-K
period 2009-12-31
FUEL TECH, INC.
filed 2010-03-04
CIK 846913

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended: December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
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
Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐       No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in rule 12b-2 under the Securities Exchange Act of 1934).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of June 30, 2009 was $174,532,000. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of February 10, 2009 was $111,084,000.
Indicate number of shares outstanding of each of the registered classes of Common Stock at March 1, 2010: 24,211,967 shares of Common Stock, $0.01 par value.
Documents incorporated by reference:
Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2010 are incorporated by reference in Parts II, III, and IV hereof.

TABLE OF DEFINED TERMS

Term	Definition
ABC	American Bailey Corporation

AIG	Ammonia Injection Grid

ASCR™	A trademark used to describe Fuel Tech’s combination of SNCR and SCR

CAAA	Clean Air Act Amendments of 1990

CAIR	Clean Air Interstate Rule

CASCADE™	A trademark used to describe Fuel Tech’s combination of SNCR and SCR

CAVR	Clean Air Visibility Rule

CFD	Computational Fluid Dynamics

Common Shares	Shares of the Common Stock of Fuel Tech

Common Stock	Common Stock of Fuel Tech

EPA	The U.S. Environmental Protection Agency

FGC	Flue Gas Conditioning

FUEL CHEM®	A trademark used to describe Fuel Tech’s fuel and flue gas treatment processes, including its TIFI® Targeted In-Furnace Injection™ technology to control slagging, fouling, corrosion and a variety of sulfur trioxide-related issues

GSG™	Graduated Straightening Grid

HERT™ High Energy Reagent Technology™	A trademark used to describe a Fuel Tech SNCR process

Loan Notes	Nil-coupon, non-redeemable convertible unsecured loan notes of Fuel Tech

NOx	Oxides of nitrogen

NOxOUT®	A trademark used to describe Fuel Tech’s SNCR process for the reduction of NOx.

NOxOUT-SCR®	A trademark used to describe Fuel Tech’s direct injection of urea as a catalyst reagent.

SCR	Selective Catalytic Reduction

SIP Call	State Implementation Plan Regulation

SNCR	Selective Non-Catalytic Reduction

TCI® Targeted Corrosion Inhibition™	A FUEL CHEM program designed for high-temperature slag and corrosion control, principally in waste-to-energy boilers

TIFI® Targeted In-Furnace Injection™	A proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program

ULTRA™	A trademark used to describe Fuel Tech’s process for generating ammonia for use as SCR reagent

Fuel Tech, Inc. and Subsidiaries
December 31, 2009

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors” that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission. See “Risk Factors” in Item 1A.

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
Fuel Tech’s special focus is the worldwide marketing of its nitrogen oxide (NOx) reduction and FUEL CHEM® processes. The Air Pollution Control (APC) technology segment reduces NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources by utilizing combustion optimization techniques and Low NOx and Ultra Low NOx Burners; NOxOUT® and HERT™ High Energy Reagent Technology™ SNCR systems; systems that incorporate CASCADE™, ULTRA™ and NOxOUT-SCR® processes; and Ammonia Injection Grid (AIG) and the Graduated Straightening Grid (GSG™). The FUEL CHEM technology segment improves the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling and corrosion, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide, NOx and unburned carbon in fly ash through the addition of chemicals into the fuel or via TIFI® Targeted In-Furnace Injection™ programs. Fuel Tech has other technologies, both commercially available and in the development stage, all of which are related to APC and FUEL CHEM processes or are similar in their technological base. Fuel Tech’s business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.
American Bailey Corporation
Douglas G. Bailey, Chairman and Director of Fuel Tech, and Ralph E. Bailey, Director and Chairman Emeritus of Fuel Tech, are stockholders of American Bailey Corporation (ABC), which is a related party. Please refer to Note 10 to the consolidated financial statements in this document for information about transactions between Fuel Tech and ABC. Additionally, see the more detailed information relating to this subject under the caption “Certain Relationships and Related Transactions” in Fuel Tech’s Proxy Statement, to be distributed in connection with Fuel Tech’s 2010 Annual Meeting of Stockholders, which information is incorporated by reference.
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
In February 2001, the U.S. Supreme Court, in a unanimous decision, upheld EPA’s authority to revise the National Ambient Air Quality Standard (NAAQS) for ozone to 0.080 parts per million averaged through an eight-hour period from the current 0.120 parts per million for a one-hour period. This more stringent standard provided clarity and impetus for air pollution control efforts well beyond the then current ozone attainment requirement of 2007. In keeping with this trend, the Supreme Court, only days later, denied industry’s attempt to stay the SIP Call, effectively exhausting all means of appeal. The ozone NAAQS is currently 0.075 parts per million averaged over an eight-hour period, and EPA is proposing to reduce the Standard to 0.06 or 0.07 parts per million for the most severe non-attainment areas by 2013.
On December 23, 2003, the EPA proposed a new regulation affecting the SIP Call states by specifying more expansive NOx reduction. This rule, under the name Clean Air Interstate Rule (CAIR), was issued by the EPA on March 10, 2005. Commencing in 2009, CAIR specifies that additional annual NOx reduction requirements be extended to most SIP-affected units in 28 eastern states, while permitting a cap and trade format similar to the SIP Call. The Company expects an additional 1,300 electric generating units using coal and other fuels to be affected by this rule. In an action related to CAIR, on June 15, 2005, the EPA issued the Clean Air Visibility Rule (CAVR), which is a nationwide initiative to improve federally preserved areas through reduction of NOx and other pollutants. CAVR expands the NOx reduction market to Western states unaffected by CAIR or the SIP Call. Compliance begins in 2013 and CAVR will potentially affect an additional 230 western coal-fired electric-generating units. In addition, CAVR, along with the EPA rule for revised eight-hour ozone attainment, have the potential to impact thousands of boilers and industrial units in multiple industries nationwide for units burning coal and other fuels starting in 2013.
On July 11, 2008, the U.S. District Court of Appeals for the District of Columbia Circuit vacated the CAIR regulations under the CAAA under the premise that the EPA exceeded its authority when the rule was created in 2005. The court found “more than several fatal flaws in the rule” but neither took issue with the concept that NOx emissions are to be controlled nor over the limits and thresholds established by CAIR. In vacating the rule in its entirety, the court remanded to EPA to promulgate a rule consistent with the court’s opinion. On September 24, 2008, the EPA filed a petition for the case to be reviewed by the full Court of Appeals, not just the three judge panel that issued the vacatur ruling in July 2008. On October 22, 2008, the EPA was granted a 15-day period to present a basis as to why the court should reconsider its decision. On December 23, 2008, the D.C. Circuit granted the EPA’s petition only to the extent that it remanded the case without vacatur for EPA to conduct further proceedings consistent with the court’s prior opinion. In summary, the court stated that “...allowing CAIR to remain in effect until it is replaced by a rule consistent with our opinion would at least temporarily preserve the environmental values covered by CAIR.” The court did not impose a particular schedule by which the EPA must alter CAIR, however a revised rule is expected to be published by the EPA in 2010 and taking effect in 2011. CAIR requires the affected states to be in year-round NOx emission compliance beginning January 1, 2009. While we cannot predict the ultimate outcome of a revised CAIR or new multi-pollutant legislation under consideration by Congress, any unfavorable outcome could have a material adverse effect on our business, results of operations, cash flows, and financial position. However, the primary driver of CAIR, the Federal Clean Air Act, including the associated National Ambient Air Quality Standards, is in effect and states must comply with this law.
Fuel Tech also sells NOx control systems outside the United States, specifically in Europe and in the People’s Republic of China (China). NOxOUT systems have long been sold in the traditional markets of Western Europe, but interest is growing in newer markets like Eastern Europe as well as Israel for complete NOx reduction programs on both new and existing boilers. Under EU Directives, certain waste incinerators and cement plants must come into compliance with specified NOx reduction targets by the end of 2009, while certain power plants must be in compliance by 2016.
China also represents attractive opportunities for Fuel Tech as the government has set pollution control and energy conservation and efficiency improvements as top priorities. Fuel Tech has viable technologies to help achieve these objectives. China has taken initial steps to reduce NOx emissions on new electric utility units (principally Low NOx Burners), and on-going research and demonstration projects are generating cost performance data for use in tightening standards in the near future, both for new and retrofit units. China’s dominant reliance on coal as an energy resource is not expected to change in the foreseeable future. Clean air has been and will continue to be a pressing issue, especially with China’s robust economic growth, expected growth in power production (4%-5% average annual increase through 2020), and an increasingly expanded role in international events and organizations. China hosted the 2008 Beijing Summer Olympics and will host the 2010 Shanghai World Expo and the Asian Games in Guangdong. China plans to address in a significant way the pollution control for the existing fleet of fossil plants in the Twelfth Five-Year Plan that takes effect in 2011.

The “Fossil-Fired Power Plant‘s NOx Emission Prevention and Control Policy” (the “Policy”) issued by the Ministry of Environmental Protection on January 27, 2010 set the directions for future choices of technologies in flue gas NOx emission control. It is expected that detailed regulations which will implement the Policy will be announced later by appropriate government agencies. The Policy applies to all coal-fired power plants and co-generation units where the focus is placed on 200 MW or larger, as well as the units in the designated “Focus Regions” (areas around Beijing, Shanghai, and Guangdong). By the Policy, all new, rebuilt or plants that have undergone expansion should consider Low-NOx Combustion Technologies (such as Low-NOx Burners and Over-Fire Air systems) as the priority choice. On operating units, if the NOx emission levels still do not meet the emission standard, then the unit should install flue gas de-NOx technology. Major flue gas de-NOx technologies called out in the Policy include Selective Catalytic Reduction (SCR), Selective Non-Catalytic Reduction (SNCR), and Combined SCR-SNCR systems. For systems which require ammonia as a reducing agent for SCR, SNCR-SCR and SNCR, there are special policy guidelines depending on the unit location. For all units within the special Focus Regions, the preferred reducing agent is urea.
Fuel Tech has established a significant market position in NOx control resulting from the initial national demonstration projects utilizing CASCADE technology at Jiangsu Kanshan (two new 600 megawatt units), NOxOUT Selective Non-Catalytic Reduction (SNCR) technology at Jiangyin Ligang (four new 600 megawatt units) and Inner Mongolia (two new 600 megawatt units), and ULTRA technology on two retrofit projects in Beijing. These projects have established Fuel Tech NOx control technologies as being acceptable to use in reducing NOx emissions and have resulted in additional contracts in China. With the variety for future choices of technologies for NOx emission control that are in the Twelfth Five-Year Plan which begins in January 1, 2011, we believe the China market holds significant opportunities for Fuel Tech.
The key market dynamic for this product line is the continued use of coal as the principal fuel source for global electricity production. Coal accounts for approximately 50% of all U.S. electricity generation. Coal’s share of global electricity generation is forecast to be approximately 45% by 2030. Major coal consumers include China, the United States and India.
Products
Fuel Tech’s NOx reduction technologies are installed worldwide on over 550 combustion units, including utility, industrial and municipal solid waste applications. Products include customized NOx control systems and patented urea-to-ammonia conversion technology, which can provide safe reagent for use in Selective Catalytic Reduction (SCR) systems.
•	Low NOx Burners and Ultra Low NOx Burners are available for coal-, oil-, and gas-fired industrial and utility units. Each system application is specifically designed to maximize NOx reduction. Computational Fluid Dynamics combustion modeling is used to validate the design prior to fabrication of equipment. NOx reductions can range from 40%-60% depending on the fuel type. Over-Fire Air systems stage combustion for enhanced NOx reduction. Additional NOx reductions, beyond Low NOx Burners, of 35%-50%, are possible on different boiler configurations on a range of fuel types. Combined overall reductions range from 50-70%, with overall capital costs range from $10 — $20/kW and levelized total costs ranging from $300 — $1,500/ton of NOx removed, depending on the scope.

•	Fuel Tech’s NOxOUT and HERT SNCR processes use non-hazardous urea as the reagent rather than ammonia. Both the NOxOUT and HERT processes on their own are capable of reducing NOx by up to 25% — 50% for utilities and by potentially significantly greater amounts for industrial units in many types of plants with capital costs ranging from $5 — $20/kW for utility boilers and with total annualized operating costs ranging from $1,000 — $2,000/ton of NOx removed.

•	Fuel Tech’s Advanced Selective Catalytic Reduction (ASCRTM) systems include LNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSGTM) systems to provide up to 90% NOx reduction at significantly lower capital and operating costs than conventional SCR systems while providing greater operational flexibility to plant operators. The capital costs for ASCR systems can range from $30 — $150/kW depending on boiler size and configuration, which is significantly less than that of conventional SCRs, which can cost $300/kW or more, while operating costs are competitive with those experienced by SCR systems. The CASCADETM and NOxOUT-SCR® processes are basic types of ASCR systems which use just SNCR and SCR catalyst components. The CASCADE systems can achieve 60-70% NOx reduction, with capital costs being a portion of the ASCR values defined above. Fuel Tech’s NOxOUT-SCR process utilizes urea as the SCR catalyst reagent to achieve NOx reductions of up to 85% from smaller stationary combustion sources with capital and operating costs competitive with equivalently sized, standard SCR systems.

•	Fuel Tech’s ULTRATM process is designed to convert urea to ammonia safely and economically for use as a reagent in the SCR process for NOx reduction. Recent local objections in the ammonia permitting process have raised concerns regarding the safety of ammonia shipment and storage in quantities sufficient to supply SCR. In addition, the Department of Homeland Security has characterized anhydrous ammonia as a Toxic Inhalation Hazard (TIH) commodity. This is contributing to new restrictions by rail carriers on the movement of anhydrous ammonia and to an escalation in associated rail transport and insurance rates. Overseas, new coal-fired power plants incorporating SCR systems are expected to be constructed at a rapid rate in China, and Fuel Tech’s ULTRA process is believed to be a market leader for the safe conversion of urea to ammonia just prior to injection into the flue gas duct, which is particularly important near densely populated cities, major waterways, harbors or islands, or where the transport of anhydrous or aqueous ammonia is a safety concern.

•	Under an exclusive licensing agreement with FGC Corporation, Fuel Tech sells flue gas conditioning systems incorporating FGC Corporation technology for utility applications in all geographies outside the United States and Canada. Flue gas conditioning systems improve the efficiency of particulate collectors, including electrostatic precipitators (ESPs) and fabric filters. These conditioning systems represent a far lower capital cost approach to improving ash particulate capture versus the alternative of installing larger ESPs or fabric filter technology to meet opacity levels.

•	Fuel Tech now provides process design optimization, performance testing and improvement, and catalyst selection services for SCR systems on coal-fired boilers. In addition, other related services, including start-ups, maintenance support and general consulting services for SCR systems, as well as ammonia injection grid design and tuning, to help optimize catalyst performance and catalyst management services to help optimize catalyst life, are now offered to customers around the world. Fuel Tech also specializes in both physical experimental models, which involve construction of scale models through which fluids are tested, and computational fluid dynamics models, which simulate fluid flow by generating a virtual replication of real-world geometry and operating inputs. Fuel Tech designs flow corrective devices, such as turning vanes, ash screens, static mixers and our patent pending Graduated Straightening Grid GSGTM. Fuel Tech’s models help clients optimize performance in flow critical equipment, such as selective catalytic reactors in SCR systems, where the effectiveness and longevity of catalysts are of utmost concern. The Company’s modeling capabilities are also applied to other power plant systems where proper flow distribution and mixing are important for performance, such as flue gas desulphurization scrubbers, electrostatic precipitators, air heaters, exhaust stacks and carbon injection systems for mercury removal.
Sales of the NOx reduction technologies were $34.7 million, $44.4 million and $47.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
NOx Reduction Competition
Competition with Fuel Tech’s NOx reduction suite of products may be expected from companies supplying urea SNCR systems, combustion modification products, SCR systems and ammonia SNCR systems. In addition, Fuel Tech experiences competition in the urea-to-ammonia conversion market.
Combustion modifications, including Low NOx Burners and Over-Fire Air systems, can be fitted to most types of boilers with cost and effectiveness varying with specific boilers. Combustion modifications may yield up to 20% — 60% NOx reduction economically with capital costs ranging from $10 — $20/kW and levelized total costs ranging from $300 — $1,500/ton of NOx removed. The modifications are designed to reduce the formation of NOx and are typically the first NOx reduction efforts employed. Such companies as Alstom, Foster Wheeler Corporation, The Babcock & Wilcox Company, Combustion Components Associates, Inc., Siemens, and Babcock Power, Inc. are active competitors in the Low-NOx burner business. On January 5, 2009, Fuel Tech acquired substantially all of the assets of Advanced Combustion Technology, Inc., a company that had been engaged in the Low NOx Burner business.
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
The use of ammonia as the reagent for the SNCR process can reduce NOx by 30% — 70% on incinerators, but has limited applicability in the utility industry. Ammonia system capital costs range from $5 - $20/kW, with annualized operating costs ranging from $1,000 — $3,000/ton of NOx removed. These systems require the use of either anhydrous or aqueous ammonia, both of which are hazardous substances.
Combustion Components Associates, Inc. is a licensed implementer of our NOxOUT SNCR systems, and thus, may compete with us in the market for such technology.
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
APC BACKLOG
Consolidated APC backlog at December 31, 2009 was $22.0 million versus backlog at December 31, 2008 of approximately $9.0 million. Substantially all of the backlog as of December 31, 2009 should be recognized as revenue in fiscal 2010, although the timing of such revenue recognition in 2010 is subject to the timing of the expenses incurred on existing projects.

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
Internationally, market opportunities exist in Europe and in the Asia-Pacific region, particularly China and India, where high-slagging coals are fueling a large and growing fleet of power plants. To address the Chinese market, where particular emphasis is being placed on energy efficiency, Fuel Tech extended its exclusive teaming agreement with ITOCHU Hong Kong Ltd., a subsidiary of ITOCHU Corporation, through February 28, 2010. The exclusivity portion of this agreement expired on this date while the relationship with Itochu continues and is undergoing certain modifications to better address the Chinese FUEL CHEM market. Working with Itochu, the first FUEL CHEM demonstration program in China was announced in January 2008, a second demonstration program was announced in October 2008 and a third in May 2009. In addition, Fuel Tech was awarded its first FUEL CHEM demonstration program in India in January 2008. TIFI initiatives aimed at energy efficiency improvements resulted from maintaining better cleanliness on heat transfer equipment in particularly coal, oil, municipal solids waste, and biomass fired combustion facilities. FUEL CHEM benefits are characterized by generating more power and steam using the same fuel, capability of burning more lower grade fuels, reduction of environmental toxic release, reduction of operation and maintenance cost, safe and more stable operations, as well as in reduced CO2 emissions, which potentially can be monetized under provisions of the Kyoto Protocol.
A potentially large fuel treatment market exists in Mexico, where high-sulfur, low-grade fuel oil containing vanadium and nickel is the primary source for electricity production. The presence of these metallic constituents promotes slag build-up, and the fuel properties can result in acid gas and particulate emissions in local combustion units. Fuel Tech has successfully treated such units with its TIFI technology. To capitalize on this market opportunity, the Company signed a five-year license implementation agreement with Energy Marine Services, S.A. de C.V. (EMS), a private Mexican corporation, to implement our TIFI program for utility and end user customers in Mexico. In 2009, our TIFI program has been in continuous use on three boilers at CFE’s power plant. In addition, EMS’s partner company was awarded a project to install TIFI equipment on three boilers at a different power plant also owned by CFE. Our TIFI program on all three boilers is expected to be operational in 2010. CFE is Mexico’s largest state power company with greater than 50 GW of installed capacity.
Sales of the FUEL CHEM products were $36.7 million, $36.7 million and $32.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Competition
Competition for Fuel Tech’s FUEL CHEM product line includes chemicals sold by specialty chemical and combustion engineering companies, such as GE Infrastructure, Ashland Inc., and Environmental Energy Services, Inc. No substantive competition currently exists for Fuel Tech’s TIFI technology, which is designed primarily for slag control and SO3 abatement, but there can be no assurance that such lack of substantive competition will continue.

INTELLECTUAL PROPERTY
The majority of Fuel Tech’s products are protected by U.S. and non-U.S. patents. Fuel Tech owns 77 granted patents worldwide and has 10 patent applications pending in the United States and 45 pending in non-U.S. jurisdictions. These patents and applications cover some 31 inventions, 19 associated with the NOx reduction business, seven associated with the FUEL CHEM business and five associated with non-commercialized technologies. Our patents have expiration dates ranging from February 17, 2010 to February 16, 2026. The average remaining duration of our patents is approximately six and one-half years. Graduated Straightening Grid (GSG™) technology was added into Fuel Tech’s inventions in 2008 through the acquisition of substantially all of the assets of FlowTack. GSG improves flow distribution and direction to potentially improve SCR and CASCADE performance, and minimize flow-related erosion, dust accumulation and heat transfer problems. These inventions represent significant enhancements of the application and performance of the technologies. As a result of the 2009 acquisition of substantially all of the assets of Advanced Combustion Technology, Inc., Fuel Tech added patented HERT SNCR technology and patent pending Ultra Low NOx Burner replacement system technology. Further, Fuel Tech believes that the protection provided by the numerous claims in the above referenced patents or patent applications is substantial, and affords Fuel Tech a significant competitive advantage in its business. Accordingly, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on Fuel Tech’s business.
EMPLOYEES
At December 31, 2009, Fuel Tech had 168 employees, 141 in North America, 18 in China and 9 in Europe. Fuel Tech enjoys good relations with its employees and is not a party to any labor management agreement.
ACQUISITION
On January 5, 2009, Fuel Tech consummated its acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. (ACT) pursuant to that certain Asset Purchase Agreement, dated December 5, 2008, among the Company, ACT, Peter D. Marx, Robert W. Pickering and Charles E. Trippel. Prior to closing, ACT, headquartered in Hooksett, New Hampshire, was a leading provider of nitrogen oxide (NOx) control systems, including Low NOx Burners and Over-Fire Air systems. The business formerly operated by ACT is part of the Company’s Air Pollution Control reporting segment. In connection with the closing, Fuel Tech paid approximately $23,000 in cash to ACT. In addition, ACT may receive certain performance-based contingent payments in the future.

ITEM 1A	- RISK FACTORS
Investors in Fuel Tech should be mindful of the following risk factors relative to Fuel Tech’s business.
(i) Lack of Diversification
Fuel Tech has two broad technology segments that provide advanced engineering solutions to meet the pollution control, efficiency improvement, and operational optimization needs of energy-related facilities worldwide. They are as follows:
-	The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low- and Ultra-Low NOx Burners (LNB and ULNB), Over-Fire Air (OFA) systems, NOxOUT® and HERTTM Selective Non-Catalytic Reduction (SNCR) systems, and Advanced Selective Catalytic Reduction (ASCRTM) systems. The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, ammonia injection grid (AIG), and Graduated Straightening Grid GSGTM systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The CASCADETM and NOxOUT-SCR® processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA™ technology creates ammonia at a plant site using safe urea for use with any SCR application. Flue gas conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

-	The FUEL CHEM® technology segment, which uses chemical processes in combination with advanced CFD and CKM boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology.
An adverse development in Fuel Tech’s advanced engineering solution business as a result of competition, technological change, government regulation, or any other factor could have a significantly greater impact than if Fuel Tech maintained more diverse operations.
(ii) Competition
Competition in the Air Pollution Control market will come from competitors utilizing their own NOx reduction processes, including SNCR systems, Low NOx Burners, Over-Fire Air systems, flue gas recirculation, ammonia SNCR, SCR and, with respect to particular uses of urea not infringing Fuel Tech’s patents, urea (see Item 1 “Intellectual Property”). Competition will also come from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or de-rating of units, and sale or trade of pollution credits and emission allowances. Utilization by customers of such processes or business practices or combinations thereof may adversely affect Fuel Tech’s pricing and participation in the NOx control market if customers elect to comply with regulations by methods other than the purchase of Fuel Tech’s suite of Air Pollution Control products. See Item 1 “Products” and “NOx Reduction Competition” in the Air Pollution Control segment overview.
Competition in the FUEL CHEM markets includes chemicals sold by specialty chemical and combustion engineering companies, such as GE Infrastructure, Ashland Inc. and Environmental Energy Services, Inc. As noted previously, no significant competition currently exists for Fuel Tech’s patented TIFI technology, which is designed primarily for slag control and SO3 abatement. However, there can be no assurance that such lack of significant competition will continue.
(iii) Dependence on and Change in Air Pollution Control Regulations and Enforcement
Fuel Tech’s business is significantly impacted by and dependent upon the regulatory environment surrounding the electricity generation market. Our business will be adversely impacted to the extent that regulations are repealed or amended to significantly reduce the level of required NOx reduction, or to the extent that regulatory authorities delay or otherwise minimize enforcement of existing laws. Additionally, long-term changes in environmental regulation that threaten or preclude the use of coal or other fossil fuels as a primary fuel source for electricity production, based on the theory that gases emitted therefrom impact climate change through a greenhouse effect, and result in the reduction or closure of a significant number of fossil fuel-fired power plants, may adversely affect the Company’s business, financial condition and results of operations. See Item 1 above under the caption “Regulations and Markets” in the Air Pollution Control segment overview.
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
(vii) Raw Material Supply and Pricing
The FUEL CHEM Technology segment is dependent upon a supply of magnesium hydroxide. Any adverse change in the availability of this chemical will likely have an adverse impact on ongoing operation of our FUEL CHEM programs. On March 4, 2009, we entered into a Restated Product Supply Agreement (“PSA”) with Martin Marietta Magnesia Specialties, LLC (MMMS) in order to assure the continuance of a stable supply from MMMS of magnesium hydroxide products for our requirements in the United States and Canada until December 31, 2013, the date of the expiration of the PSA. Magnesium hydroxide products are a significant component of the FUEL CHEM programs. Pursuant to the PSA, MMMS supplies us with magnesium hydroxide products manufactured pursuant to our specifications and we have agreed to purchase from MMMS, and MMMS has agreed to supply, 100% of our requirements for such magnesium hydroxide products for our customers who purchase such products for delivery in the United States and Canada. There can be no assurance that Fuel Tech will be able to obtain a stable source of magnesium hydroxide in markets outside the United States.
(viii) Customer Access to Capital Funds
Uncertainty about current economic conditions in the United States and globally poses risk that Fuel Tech’s customers may postpone spending for capital improvement projects in response to tighter credit markets, negative financial news and/or decline in demand for electricity generated by combustion units, all of which could have a material negative effect on demand for the Fuel Tech’s products and services.
(ix) Customer Concentration
A small number of customers have historically accounted for a material portion of Fuel Tech’s revenues (see note 12 – Business Segment, Geographic and Quarterly Financial Data). There can be no assurance that Fuel Tech’s current customers will continue to place orders, that orders by existing customers will continue at the levels of previous periods, or that Fuel Tech will be able to obtain orders from new customers. The loss of one or more of our customers could have a material adverse effect on our sales and operating results.
(x) Domestic Credit Facility
Fuel Tech is party to a $25 million revolving credit agreement with JPMorgan Chase Bank, N.A. As of December 31, 2009, there were no outstanding borrowings on this facility and Fuel Tech was in compliance with all debt covenants contained in the agreement. Nevertheless, in the event of any default on the part of Fuel Tech under this agreement, the lender is entitled to accelerate payment of any amounts outstanding and may, under certain circumstances, cancel the facility. If the Company were unable to obtain a waiver for a breach of covenant and the lender accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to significantly deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing. See “Liquidity and Sources of Capital” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B	- UNRESOLVED STAFF COMMENTS
None

ITEM 2	- PROPERTIES
Fuel Tech and its subsidiaries operate from leased office facilities in Stamford, Connecticut; Durham, North Carolina; Gallarate, Italy and Beijing, China. Fuel Tech does not segregate any of its leased facilities by operating business segment. The terms of the three material agreements are as follows:
-	The Stamford, Connecticut building lease term, for approximately 6,000 square feet, runs from February 1, 2010 to January 31, 2020. The facility houses certain administrative functions such as Investor Relations and certain APC sales functions. This lease replaces the prior facility lease for a separate location in Stamford which expired on January 31, 2010, which Fuel Tech did not renew. .

-	The Beijing, China building lease term, for approximately 4,000 square feet, runs from September 1, 2009 to August 31, 2010. This facility serves as the operating headquarters for our Beijing Fuel Tech operation. Fuel Tech has the option to extend the lease term at a market rate to be agreed upon between Fuel Tech and the lessor.

-	The Durham, North Carolina building lease term, for approximately 16,000 square feet, runs from November 1, 2005 to April 30, 2014. This facility houses the former Tackticks and FlowTack operations. Fuel Tech has no option to extend the lease.
In addition to the above, on November 30, 2007, Fuel Tech purchased an office building in Warrenville, Illinois, which has served as our corporate headquarters since June 23, 2008. This facility, with approximately 40,000 square feet of office space, was purchased for approximately $6,000,000 and subsequently built out and furnished for an additional cost of approximately $5,500,000. This facility will meet our growth requirements for the foreseeable future. Our prior headquarters, an 18,000 square foot location in Batavia, Illinois, was under an operating lease until May 31, 2009. We did not renew this lease.

ITEM 3	- LEGAL PROCEEDINGS
We are from time to time involved in litigation incidental to our business. We are not currently involved in any litigation in which we believe an adverse outcome would have a material effect on our business, financial conditions, results of operations, or prospects.

ITEM 4	- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2009, no matters were submitted to a vote of security holders.
PART II

ITEM 5	- MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market
Fuel Tech’s Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc. The trading symbol is FTEK.
Prices
The table below sets forth the high and low sales prices during each calendar quarter since January 2008.

2009	High	Low
Fourth Quarter	$12.65	$7.51
Third Quarter	12.55	7.90
Second Quarter	14.15	9.28
First Quarter	12.23	7.01

2008	High	Low
Fourth Quarter	$18.95	$6.05
Third Quarter	24.76	14.52
Second Quarter	27.16	17.55
First Quarter	22.94	14.15

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
Share Repurchase Program
Fuel Tech purchased no equity securities during the quarter and year ended December 31, 2009.
Holders
Based on information from the Company’s Transfer Agent and from banks and brokers, the Company estimates that, as of February 22, 2010, there were approximately 19,800 beneficial holders and 254 registered stockholders of Fuel Tech’s Common Shares.
Transfer Agent
The Transfer Agent and Registrar for the Common Shares is BNY Mellon Shareowner Services, 480 Washington Boulevard, Jersey City, New Jersey 07310-1900.
Performance Graph
The following line graph compares (i) Fuel Tech’s total return to stockholders per share of Common Stock for the five years ended December 31, 2009 to that of (ii) the NASDAQ Composite index, and (iii) the WilderHill Clean Energy Index for the period December 31, 2004 through December 31, 2009.

ITEM 6	- SELECTED FINANCIAL DATA
Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2009. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2009, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and the schedules thereto. As a result of the acquisitions of substantially all of the assets of ACT in the first quarter of 2009, and Tackticks, LLC and FlowTack, LLC in the fourth quarter of 2008, the Company’s condensed consolidated results for the periods presented are not directly comparable. See Note 13 for pro forma results from business acquisitions.
CONSOLIDATED STATEMENT of
OPERATIONS DATA

	For the years ended December 31
	2009	2008	2007	2006	2005

(in thousands of dollars, except for share and per- share data)
Revenues	$71,397	$81,074	$80,297	$75,115	$52,928
Cost of sales	42,444	44,345	42,471	38,429	27,118
Selling, general and administrative and other costs and expenses	32,034	30,502	27,087	25,953	18,655
Operating (loss) income	(3,081)	6,227	10,739	10,733	7,155
Net (loss) income	(2,306)	3,360	7,243	6,826	7,588

Basic (loss) income per Common Share	$(0.10)	$0.14	$0.33	$0.32	$0.38
Diluted (loss) income per Common Share	$(0.10)	$0.14	$0.29	$0.28	$0.33
Weighted-average basic shares outstanding	24,148,000	23,608,000	22,280,000	21,491,000	20,043,000
Weighted-average diluted shares outstanding	24,148,000	24,590,000	24,720,000	24,187,000	23,066,000
CONSOLIDATED BALANCE SHEET DATA

	December 31
	2009	2008	2007	2006	2005

(in thousands of dollars)

Working capital	$30,578	$43,956	$45,143	$38,715	$19,590
Total assets	92,262	88,631	87,214	65,660	44,075
Long-term obligations	2,196	1,389	1,255	500	448
Total liabilities	14,040	15,056	23,975	18,005	14,939
Stockholders’ equity (1)	78,222	73,575	63,239	47,655	29,136

Notes:

(1)	Stockholders’ equity includes principal amount of nil coupon non-redeemable perpetual loan notes. See Note 6 to the consolidated financial statements.

ITEM 7	- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Background
Fuel Tech, Inc. (“Fuel Tech”) has two broad technology segments that provide advanced engineering solutions to meet the pollution control, efficiency improvement and operational optimization needs of energy-related facilities worldwide. They are as follows:
Air Pollution Control Technologies
The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low- and Ultra-Low NOx Burners (LNB and ULNB), Over-Fire Air (OFA) systems, NOxOUT® and HERTTM Selective Non-Catalytic Reduction (SNCR) systems, and Advanced Selective Catalytic Reduction (ASCRTM) systems. The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSGTM) systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The CASCADETM and NOxOUT-SCR® processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA™ technology creates ammonia at a plant site using safe urea for use with any SCR application. Flue gas conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions. Fuel Tech distributes its products through its direct sales force, licensees and agents.
FUEL CHEM Technologies
The FUEL CHEM® technology segment, which uses chemical processes in combination with advanced CFD and CKM boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology. Fuel Tech sells its FUEL CHEM program through its direct sales force and agents to industrial and utility power-generation facilities. At December 31, 2009, FUEL CHEM programs were installed on over 90 combustion units around the world, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste. The FUEL CHEM program improves the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, waste-to-energy, university and district heating markets and offers numerous operational, financial and environmental benefits to owners of boilers, furnaces and other combustion units.
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
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Revisions in completion estimates and contract values in the period in which the facts giving rise to the revisions become known can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of December 31, 2009, Fuel Tech had one construction contract in progress that was identified as a loss contract in the amount of $166. As of December 31, 2008, Fuel Tech had no construction contracts in progress that were identified as loss contracts.

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
As part of most of its contractual APC project agreements, Fuel Tech will agree to customer-specific acceptance criteria that relate to the operational performance of the system that is being sold. These criteria are determined based on mathematical modeling that is performed by Fuel Tech personnel, which is based on operational inputs that are provided by the customer. The customer will warrant that these operational inputs are accurate as they are specified in the binding contractual agreement. Further, the customer is solely responsible for the accuracy of the operating condition information; all performance guarantees and equipment warranties granted by us are void if the operating condition information is inaccurate or is not met.
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At December 31, 2009 and December 31, 2008, unbilled receivables were approximately $7,814 and $5,552, respectively. Billings in excess of costs and estimated earnings on uncompleted contracts were $316 and $1,223, at December 31, 2009 and December 31, 2008, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheet.
Fuel Tech has installed over 550 units with APC technology and has never failed to meet a performance guarantee when the customer has provided the required operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.
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
Assessment of Potential Impairments of Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are no longer amortized, but rather are reviewed annually (in the fourth quarter) or more frequently if indicators arise, for impairment. The Company does not have any indefinite-lived intangible assets other than goodwill. Such indicators include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, or slower growth rates, among others.
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM segment and the APC Technology segment. As of December 31, 2009 and 2008, goodwill allocated to the FUEL CHEM Technology segment was $1,723 and 1,723, respectively, while goodwill allocated to the APC Technology segment was $19,328 and $3,435, respectively. The $15,893 increase in goodwill in the APC Technology segment is due to the acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. on January 5, 2009.
The evaluation of impairment involves comparing the current fair value of the business to the carrying value. Fuel Tech uses a discounted cash flow (DCF) model to determine the current fair value of its two reporting units as this methodology was deemed to best quantify the present values of the Company’s expected future cash flows and yield a fair value that should be in line with the aggregate market value placed on the Company via the current stock price multiplied by the outstanding common shares. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Events outside the Company’s control, specifically market conditions that impact revenue growth assumptions, could significantly impact the fair value calculated. These assumptions are, however, somewhat insensitive to these external events in all but the most egregious situations due to the relatively conservative nature upon which such future growth assumptions were developed. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.
The application of our DCF model in estimating the fair value of each reporting segment is based on the ‘income’ approach to business valuation. In using this approach for each reportable segment, we forecast segment revenues and expenses out to perpetuity and then discount the resulting cash flows back using an appropriate discount rate. The forecast considers, among other items, the current and expected business environment, expected changes in the fixed and variable cost structure as the business grows and a revenue growth rate that we feel is both achievable and sustainable. The discount rate used is composed of a number of identifiable risk factors, including equity risk and small company premiums, that when added together, results in a total return that a prudent investor would demand for an investment in our company.

In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill, which may involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair values assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations and stockholders’ equity.
Based upon the nature of the goodwill recorded on the balance sheets as of December 31, 2009 and 2008, the Company believes that, in order for an impairment to occur, a series of material prolonged negative economic events would have to occur. These events would most likely be seen in economic indicators such as suppressed consolidated revenues or Common Stock price, reduced cash flows or declining APC order backlog. Management does not believe that as pertains to Fuel Tech’s business that certain negative economic events related to the global economic downturn are likely to be prolonged.
Impairment of Long-Lived Assets and Amortizable Intangible Assets
Long-lived assets, including property, plant and equipment (PP&E) and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (asset groups) may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (asset group) and its eventual disposition are less than the carrying amount. When quoted market prices are not available, various valuation techniques, including the discounted value of estimated future cash flows, are utilized. This process involves examining the operating condition of individual assets and estimating a fair value based upon its current condition, relevant market factors and remaining estimated operational life compared to remaining depreciable life. However, due to the nature of our PP&E, which is comprised mainly of assets related to our headquarters building and equipment deployed at customer locations for our FUEL CHEM programs, and the shorter-term duration over which FUEL CHEM equipment is depreciated, the likelihood of impairment is low. The discontinuation of a FUEL CHEM program at a customer site would most likely result in the re-deployment of all or most of the effected assets to another customer location rather than an impairment.
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

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, “Subsequent Events,” was effective for interim or annual financial periods ending after June 15, 2009, and the adoption did not have any impact on the Company’s consolidated financial statements. We have evaluated subsequent events through March 4, 2010, the date this report on Form 10-K was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our consolidated financial statements as a result of our subsequent events evaluation.
In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, “Business Combinations — Identifiable Assets, Liabilities and Any Non-controlling Interest.” ASC 805-20 amends the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC 805-20 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. See Note 2 for a discussion of the adoption impact.
2009 versus 2008
Revenues for the years ended December 31, 2009 and 2008 were $71,397 and $81,074, respectively. The year-over-year decrease of $9,677, or 12%, was driven by reduced orders in the APC technology segment.
Revenues for the APC technology segment were $34,721 for the year ended December 31, 2009, a decrease of $9,672, or 22%, versus fiscal 2008. The global financial crisis coupled with domestic regulatory uncertainty regarding the eventual timing of the implementation of the Clean Air Interstate Rule (CAIR) contributed to an across-the-board slowdown of capital project orders for pollution control equipment from our customer base which had a negative effect on segment revenues and the APC order backlog. While revenues are down from the prior year, this segment remains uniquely positioned to capitalize on the next phase of increasingly stringent U.S. and Chinese air quality standards, specifically on NOx control. Interest in Fuel Tech’s suite of pollution control technologies, on both a new and retrofit basis, remains strong, both domestically and abroad, and 2009 quotation and order activity was substantially in excess of that experienced in 2008. During 2009, Fuel Tech announced new APC contracts valued at approximately $37,800.
Revenues for the FUEL CHEM technology segment for the year ended December 31, 2009 were $36,676, substantially on par with the record revenues reported for the year ended December 31, 2008 of $36,681. This segment’s ability to generate revenues comparable to prior year levels demonstrates the continued market acceptance of Fuel Tech’s patented TIFI Targeted In-Furnace Injection technology, particularly on coal-fired units, which represent the largest market opportunity for the technology.
During 2009, Fuel Tech added 10 new units to its customer base, four of which were coal-fired units. The addition of these customer units, which historically average approximately $1,000 in annual revenues once converted to commercial status, and increased project demonstration activity helped mitigate the decrease in demand for electricity, largely related to the economic recession, that has dictated that certain Fuel Tech customers shut down or scale back some boiler operations. This, in turn, has resulted in some FUEL CHEM programs being operated at reduced levels or, in some cases, being temporarily turned off. Historically, most demonstrations convert into commercial accounts.
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
During the demonstration period, the aggregate cost of all FUEL CHEM demonstration programs will have a dilutive effect on the segment gross margin percentage as the related revenues earned will approximate the costs incurred and result in nominal gross margin dollars being recorded. In certain situations, the Company agrees to fully fund a demonstration program due to the strategic importance of its success and conversion to commercial status. In these cases, the specific program’s recognized revenues will be zero and the gross margin dollar contribution will be negative by the amount of the program’s cost, thus even further diluting the segment’s gross margin percentage.
Cost of sales for the year ended December 31, 2009 and 2008 was $42,444 and $44,345, respectively. Cost of sales as a percentage of revenues for the years ended December 31, 2009 and 2008 was 59% and 54%, respectively. Cost of sales as a percentage of revenue for the APC technology segment increased to 62% in 2009 from 55% in 2008. The increase is attributed to the mix of lower margin project business, including one large contract with a significant amount of lower margin installation work and the pass through of approximately $2.2 million in catalyst sales at a nominal mark-up percentage. Cost of sales as a percentage of revenue for the FUEL CHEM technology segment increased to 57% in 2009 from 55% in 2008 primarily due to increased chemical manufacturing costs.

Selling, general and administrative expenses for the years ended December 31, 2009 and 2008 were $31,492 and $28,402, respectively. The increase of $3,090, or 11%, is attributed to the following:
–	Personnel and other expenses related to the acquisitions of substantially all of the assets of Tackticks LLC, FlowTack LLC, and ACT contributed additional incremental expenses of $2,292 for fiscal 2009.

–	The implementation of a new sales commission program for both the APC and FUEL CHEM technology segments resulted in an increase of $793 in commission expense.

–	The Company also incurred year-over-year increases in depreciation expense of $395 driven by the acceleration of leasehold improvement amortization expense related to the termination of the current Stamford office lease, legal fees of $250 due to international contracts and acquisition-related activities, and accounting and auditing fees of $109 primarily related to acquisition-related activities.

–	Partially offsetting these amounts were a $781 one-time gain from the revaluation of the contingent liability related to the ACT acquisition.
Research and development expenses were $542 and $2,100 for the years ended December 31, 2009 and 2008, respectively. The decline in expenditures is due to the Company moderating its near-term R&D expenditures in the wake of the global financial crisis. However, Fuel Tech maintained its focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities domestically and abroad.
Interest income for the year ended December 31, 2009 decreased by $709 to $32 versus 2008 predominantly due to reductions in cash balances on hand as a result of the cash outlay for the acquisitions of substantially all of the assets of Tackticks, LLC and FlowTack, LLC, and ACT coupled with a decrease in the average return in the Company’s interest-bearing accounts in which the cash is invested. Interest expense of $120 was recorded in 2009 primarily due to the debt incurred to start-up activities at Fuel Tech’s office in Beijing, China. Finally, the modest change in other income / (expense) is due to the impact of foreign exchange rates as it relates to balances denominated in foreign currencies and is translation, not transaction, in nature.
For the year end December 31, 2009, Fuel Tech recorded an income tax benefit of $1,104 on the Company’s pre-tax loss of ($3,410). For the year ended December 31, 2008, Fuel Tech recorded income tax expense of $3,247 on pre-tax income of $6,607.
2008 versus 2007
Revenues for the years ended December 31, 2008 and 2007 were $81,074 and $80,297, respectively. The year-over-year increase of $777, or 1%, was driven by a 13% increase in revenues from the FUEL CHEM technology segment that were largely offset by a modest revenue decline in the APC technology segment.
Revenues for the APC technology segment were $44,393 for the year ended December 31, 2008, a decrease of $3,357, or 7%, versus 2007. The global financial crisis and the vacatur of the Clean Air Interstate Rule (CAIR) in July 2008 (subsequently remanded in December 2008) had a negative effect on segment revenues and APC order backlog. This segment is well positioned to capitalize on CAIR — the next phase of increasingly stringent U.S. air quality standards — which is effective January 1, 2009, and the Clean Air Visibility Rule (CAVR), which is effective January 1, 2013. Thousands of utility and industrial boilers will be impacted by these regulations and Fuel Tech’s technologies will serve as an important element in enabling utility and industrial boiler unit owners to attain compliance. During 2008, Fuel Tech announced new contracts valued at approximately $21,000.
Revenues for the FUEL CHEM technology segment were $36,681 for the year ended December 31, 2008, an increase of $4,134, or 13%, versus 2007. This segment’s growth is indicative of the continued market acceptance of Fuel Tech’s patented TIFI Targeted In-Furnace Injection technology, particularly on coal-fired units, which represent the largest market opportunity for the technology, both domestically and abroad. During 2008, Fuel Tech added 15 new units to its customer base, 13 of which were coal-fired units, the largest annual total in the Company’s history. As these units were added in 2008 they generated incremental revenues verses 2007 and were the primary reason for the year-over-year increase in segment revenues. Historically, most demonstrations convert into commercial accounts.
During a FUEL CHEM demonstration period, the Company will typically absorb all of the direct costs (e.g., chemicals, on-site personnel, equipment depreciation and demonstration-related travel expenses) and indirect costs of operating the demonstration and will offset these costs with partial billings to the customer. While each demonstration is unique, a typical demonstration will operate for 90 days and the Company will accumulate future billing amounts that will usually be invoiced to the customer only if the FUEL CHEM program converts to commercial status. These amounts may range from less than $100 to over $1,000 depending on the quantity of chemical injection, the agreed-upon cost sharing arrangement and the length of the demonstration program.

During the demonstration period, the aggregate cost of all FUEL CHEM demonstration programs will have a dilutive effect on the segment gross margin percentage as the related revenues earned will approximate the costs incurred and result in nominal gross margin dollars being recorded. In certain situations, the Company agrees to fully fund a demonstration program due to the strategic importance of its success and conversion to commercial status. In these cases, the specific program’s recognized revenues will be zero and the gross margin dollar contribution will be negative by the amount of the program’s cost, thus even further diluting the segment’s gross margin percentage.
Cost of sales for the years ended December 31, 2008 and 2007 was $44,345 and $42,471, respectively. Cost of sales as a percentage of revenues for the years ended December 31, 2008 and 2007 was 54% and 53%, respectively. The 2008 cost of sales percentage for the APC technology segment increased to 55% from 54% in 2007. The increase is attributable to the mix of project business. The cost of sales percentage for the FUEL CHEM technology segment increased from 51% in 2007 to 55% in 2008 due to incremental costs associated with demonstration programs and other related start-up activities related to the record number of new incremental units noted above, especially for the demonstrations in India and China. During 2008, the Company invested $888 and $300, primarily in engineering labor and chemicals, for FUEL CHEM demonstration programs in India and China, respectively. In addition, the aggregate 2008 FUEL CHEM demonstration expenses for new units in the U.S. was approximately $930. These demonstration programs resulted in a 2008 cost of sales percentage increase of 5.9% versus 2007.
Selling, general and administrative expenses for the years ended December 31, 2008 and 2007 were $28,402 and $24,950, respectively. The $3,452 increase over 2007 is principally attributable to the following:
-	Fuel Tech recorded $5,815 in stock compensation expense in 2008 in accordance with ASC 718, as discussed in Note 7 to the consolidated financial statements. This amount represented a $1,024 increase over 2007, attributable to stock option awards to Directors and certain Fuel Tech employees in 2008 and the on-going expense recognition related to stock options awarded in prior years.

-	Fuel Tech invested approximately $2,000 in personnel and other costs, including expenses associated with the start-up of the Company’s Beijing, China office, in the areas of Engineering, Sales, Marketing and Administration to ensure the Company’s financial and operational infrastructure are able to accommodate anticipated future growth.

-	Partially offsetting this unfavorable variance was a reduction in annual incentive expenses of $1,500 as the minimum income threshold for the year ended December 31, 2008 was not met and, thus, no 2008 bonus payments were made under the Company’s incentive plan.

-	The Company also incurred incremental year-over-year expense increases in the following areas: consulting services increased $486 driven by expertise required in certain foreign countries for initial market penetration and domestic financial advisory services; acquisition-related expenses of $390, insurance expense increased $210 due to general inflation, the addition of new policies, increased coverage on certain policies and an increase in insurable assets; recruiting fees increased $316 due to the costs associated with adding one new member to our Board of Directors and the hiring of a new Chief Financial Officer; and non-income taxes increased $199 due primarily to a foreign business tax increase and additional real estate taxes on the Company’s new headquarters facility.
Research and development expenses were $2,100 and $2,137 for the years ended December 31, 2008 and 2007, respectively. Fuel Tech has established a more focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.
Interest income for the year ended December 31, 2008 decreased by $893 versus 2007 due to decreases in the interest rates paid by institutions with whom the Company’s investments were located. Further, Fuel Tech recorded interest expense of $135 in 2008 related specifically to a short-term credit facility that was used to support the start-up of Fuel Tech’s office in Beijing, China. Finally, the change in other income (expense) is due largely to the impact of foreign exchange rates related to balances denominated in foreign currencies.
For the year ended December 31, 2008, Fuel Tech recorded tax expense of $3,247. For the year ended December 31, 2007, Fuel Tech recorded tax expense of $5,187 that predominantly represented deferred tax expense related to taxable income recognized in 2007.
Liquidity and Sources of Capital
At December 31, 2009, Fuel Tech had cash and cash equivalents of $20,965 and working capital of $30,578 versus cash and cash equivalents of $28,149 and working capital of $43,956 at December 31, 2008. Operating activities provided $13,527 of cash for the year ended December 31, 2009, primarily due to a decrease in accounts receivable of $5,488 due to the timing of customer receipts, and the add back of non-cash items including stock compensation expense of $6,001, depreciation expense of $3,796 and amortization expense of $1,312 and a decrease in prepaid expenses of $3,293. Partially offsetting these items were a net loss due to unfavorable business operations of $2,390, a decrease in accounts payable of $2,372 due to the timing of vendor invoices and related payments, and a decrease in income tax provision of $1,492.

Operating activities provided $8,047 of cash for the year ended December 31, 2008, primarily due to the favorable operating results of the business segments and that resulted in net income of $3,360, a decrease in accounts receivable of $8,491 due to the timing of customer receipts, and the add back of non-cash items including stock compensation expense of $5,815, depreciation expense of $2,810 and amortization expense of $184. Partially offsetting these items were a decrease in accounts payable of $5,436 due to the timing of vendor invoices and related payments, an increase in prepaid expense of $3,509, and a decrease in accrued and other non-current liabilities of $3,720.
Investing activities used cash of $22,389 for the year ended December 31, 2009. This amount was comprised of three items: the acquisition of substantially all of the assets of ACT required a total funding of $20,185; capital expenditures of $2,004, primarily to support and enhance the operations of the FUEL CHEM technology segment; and an increase in restricted cash of $200 to support the transfer of pre-existing stand-by letters of credit and bank guaranties from Wachovia to JPM Chase. Other than the outfitting of the new corporate headquarters building in 2008, the Company has historically incurred a nominal amount of maintenance capital expenditures.
The Company generated cash from financing activities for the year ended December 31, 2009 of $1,596, primarily from the excess tax benefits realized of $605 from stock options exercised during the year and from additional borrowings of $737 to support the growth of the Beijing office.
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 300 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of December 31, 2009, there were no outstanding borrowings on this Facility. The Company’s prior facility with Wachovia Bank, N.A. was terminated on June 30, 2009.
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
At December 31, 2009, the Company was in compliance with all loan covenants on the Facility, including a year-to-date capital expenditure amount of $2,004, an actual quarterly net income of $232 and a tangible net worth amount of $50,422, which was above the required amount of $47,477 by $2,945. Due to the Company’s quarterly net loss of ($698) for the three-month period ended September 30, 2009, however, the Company was in breach of its minimum quarterly net income covenant of $750. The Company amended the Facility to obtained a waiver of this covenant breach from JPM Chase for the quarterly period ended September 30, 2009 and revised certain financial covenants as follows: for the three-month period ended December 31, 2009 the Company shall achieve a Minimum Net Income of ($2,000), and for the three-month period ended March 31, 2010 the Company’s Leverage Ratio shall not exceed 2.75:1.0. The purchase price for allowable acquisitions made during any fiscal year was also lowered to $5,000 in the aggregate if the Leverage Ratio is greater than 2.75:1.0. No other Facility covenants were modified for any other period. The Company’s spread matrix for fees paid on items such as standby letters of credit was adjusted upward to include additional tiers tied to the quarterly calculated Leverage Ratio.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the “China Facility”) agreement with JPM Chase for RMB 35 million (approximately $5,000), which expires on June 30, 2010. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2009, Beijing Fuel Tech has borrowings outstanding in the amount $2,925.
At December 31, 2009, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $5,823 in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2009, there were no cash borrowings under the revolving credit facility and approximately $19,177 was available. Management has met with the Company’s lending institutions and, during the course of those meetings, was not made aware of any information indicating that they will not be able to perform their obligations for any letters of credit or guarantees issued, nor be unable to supply funds to Fuel Tech if the Company chooses to borrow funds under its two revolving credit facilities.
In the event of default on either the JPM Chase domestic facility or the JPM Chase China facility, the cross default feature in each allows the lending bank to accelerate the payments of any amounts outstanding and may, under certain circumstances, allow the bank to cancel the facility. If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing to satisfy the accelerated payment.

Interest payments in the amount of $120, $135 and $24 were made during the years ended December 31, 2009, 2008 and 2007, respectively.
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
There are no purchase obligations in the table below

Payments due by period in thousands of dollars
Contractual Cash		Less than 1			More than 5
Obligations	Total	year	1-3 years	3-5 years	years
Short-Term Debt Obligations	$2,925	$2,925	$—	$—	$—
Estimated interest payments on long-term debt obligations*	170	170	—	—	—
Operating Lease Obligations	3,955	623	1,075	807	1,450

Total	$7,050	$3,718	$1,075	$807	$1,450

*	Long-term debt obligations consist solely of borrowings under the Company’s Chinese revolving credit facility which bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate, or 5.8%, at December 31, 2009.
Interest payments in the amount of $120, $135 and $24 were made during the years ended December 31, 2009, 2008 and 2007, respectively.
Fuel Tech, in the normal course of business, uses bank performance guarantees and letters of credit in support of construction contracts with customers as follows:
-	in support of the warranty period defined in the contract; or

-	in support of the system performance criteria that are defined in the contract.
In addition, Fuel Tech uses letters of credit as security for other obligations as needed in the normal course of business. As of December 31, 2009, Fuel Tech had outstanding bank performance guarantees and letters of credit as noted in the table below:

Commitment expiration by period in thousands of dollars
Commercial		Less than 1
Commitments	Total	year	2-3 years	4-5 years	Thereafter
Standby letters of credit and bank guarantees	$5,622	$4,819	$165	$638	$—

The following table summarizes Fuel Tech’s ASC 740 obligations as of December 31, 2009. Please refer to Note 4 to the consolidated financial statements in this document for a description of our ASC 740 obligations.

Commitment expiration by period in thousands of dollars
Commercial		Less than 1
Commitments	Total	year	2-3 years	4-5 years	Thereafter
ASC 740 Obligations	$724	$—	$—	$—	$724
Off-Balance-Sheet Transactions
There were no off-balance-sheet transactions during the two-year period ended Decmeber 31, 2009.
Subsequent Events
The Company evaluated its December 31, 2009 consolidated financial statements for subsequent events through March 3, 2010, the date the consolidated financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition in the consolidated financial statements.

ITEM 7A	- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.
Fuel Tech is also exposed to changes in interest rates primarily due to its long-term debt arrangement (refer to Note 9 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2010.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Fuel Tech, Inc.
We have audited Fuel Tech, Inc (a Delaware corporation) and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Fuel Tech and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 4, 2010 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Chicago, Illinois
March 4, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fuel Tech, Inc.
We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuel Tech, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance on January 1, 2009 related to the accounting for business combination.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2010 expressed an unqualified opinion on the effective operation of internal control over financial reporting.
/s/ GRANT THORNTON LLP
Chicago, Illinois
March 4, 2010

Fuel Tech, Inc.
Consolidated Balance Sheets
(in thousands of dollars, except share and per-share data)

		2008
		As Adjusted, See
December 31	2009	Note 2

ASSETS
Current assets:
Restricted cash	$200	$—
Cash and cash equivalents	20,965	28,149
Accounts receivable, net of allowance for doubtful accounts of $70 and $80, respectively	17,877	23,365
Inventories	450	1,014
Deferred income taxes	636	767
Prepaid expenses and other current assets	2,294	4,328

Total current assets	42,422	57,623

Property and equipment, net of accumulated depreciation of $14,562 and $12,588, respectively	15,549	17,515
Goodwill	21,051	5,158
Other intangible assets, net of accumulated amortization of $2,817 and $1,504, respectively	6,749	2,543
Deferred income taxes	4,183	2,560
Other assets	2,308	3,232

Total assets	$92,262	$88,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,925	$2,188
Accounts payable	5,824	8,196
Accrued liabilities:
Employee compensation	671	510
Other accrued liabilities	2,424	2,773

Total current liabilities	11,844	13,667

Other liabilities	2,196	1,389

Total liabilities	14,040	15,056

Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,211,967 and 24,110,967 shares issued, respectively	242	241
Additional paid-in capital	125,458	118,588
Accumulated deficit	(47,828)	(45,522)
Accumulated other comprehensive income	269	187
Nil coupon perpetual loan notes	81	81

Total stockholders’ equity	78,222	73,575

Total liabilities and stockholders’ equity	$92,262	$88,631

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Operations
(in thousands of dollars, except share and per-share data)

		2008
		As Adjusted,
For the years ended December 31	2009	See Note 2	2007

Revenues	$71,397	$81,074	$80,297

Costs and expenses:
Cost of sales	42,444	44,345	42,471
Selling, general and administrative	32,273	28,402	24,950
Gain on revaluation of ACT liability	(781)	—	—
Research and development	542	2,100	2,137

	74,478	74,847	69,558

Operating (loss) income	(3,081)	6,227	10,739

Interest expense	(120)	(135)	(24)
Interest income	32	741	1,634
Other (expense) / income	(241)	(226)	81

(Loss) Income before taxes	(3,410)	6,607	12,430
Income tax benefit / (expense)	1,104	(3,247)	(5,187)

Net (loss) income	$(2,306)	$3,360	$7,243

Net (loss) income per Common Share:
Basic	$(0.10)	$0.14	$0.33
Diluted	$(0.10)	$0.14	$0.29

Weighted-average number of Common Shares outstanding:
Basic	24,148,000	23,608,000	22,280,000
Diluted	24,148,000	24,590,000	24,720,000
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands of dollars or thousand of shares, as appropriate)

					Accumulated
			Additional		Other			Nil Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Perpetual
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Loan Notes	Total

Balance at December 31, 2006	22,087	$221	$103,122	$(56,044)	$79	—	$—	$277	$47,655
Comprehensive income:
Net income				7,243					7,243
Foreign currency translation adjustments					87				87

Comprehensive income									7,330
Exercise of stock options and warrants	322	3	909						912
Conversion of nil coupon perpetual loan notes into Common Shares	1		5					(5)	—
Effect of ASC 740 adoption				(81)					(81)
Tax benefit from stock compensation expense			1,482						1,482
Stock compensation expense			4,791						4,791
Issuance of deferred shares of stock			1,150						1,150

Balance at December 31, 2007	22,410	$224	$111,459	$(48,882)	$166	—	$—	$272	$63,239

Comprehensive income:
Net income, as adjusted, See Note 2				3,360					3,360
Foreign currency translation adjustments					21				21

Comprehensive income									3,381
Exercise of stock options and warrants	1,657	17	602						619
Conversion of nil coupon perpetual loan notes into Common Shares	44		191					(191)	—
Tax benefit from stock compensation expense			548						548
Stock compensation expense			5,815						5,815
Issuance of deferred shares of stock			73						73
Reclassification of liability award			(100)						(100)

Balance at December 31, 2008	24,111	$241	$118,588	$(45,522)	$187	—	$—	$81	$73,575

Comprehensive loss:
Net loss				(2,306)					(2,306)
Foreign currency translation adjustments					82				82

Comprehensive income									(2,224)
Exercise of stock options and warrants	101	1	605						606
Conversion of nil coupon perpetual loan notes into Common Shares									—
Tax benefit from stock compensation expense			78						78
Stock compensation expense			6,011						6,011
Issuance of deferred shares of stock			86						86
Reclassification of liability award			90						90

Balance at December 31, 2009	24,212	$242	$125,458	$(47,828)	$269	—	$—	$81	$78,222

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)

		2008
		As Adjusted,
For the years ended December 31	2009	See Note 2	2007

OPERATING ACTIVITIES
Net (loss) income	$(2,306)	$3,360	$7,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,796	2,810	2,353
Amortization	1,312	184	115
Effect of ASC 740 adoption	—	—	(81)
Loss on equipment disposals/impaired assets	94	35	18
Deferred income tax	(1,492)	814	1,716
Stock compensation expense	6,011	5,815	4,791
Changes in operating assets and liabilities:
Accounts receivable	5,488	8,491	(15,132)
Inventories	563	(828)	17
Prepaid expenses, other current assets and other noncurrent assets	3,293	(3,509)	(906)
Accounts payable	(2,372)	(5,436)	6,000
Accrued liabilities and other noncurrent liabilities	(894)	(3,720)	(2,081)
Other	34	31	46

Net cash provided by operating activities	13,527	8,047	4,099

INVESTING ACTIVITIES
Proceeds from sales of short-term investments	—	1,998	6,002
Increase in restricted cash	(200)	—	—
Purchases of property, equipment and patents	(2,004)	(9,839)	(9,715)
Acquisition of businesses	(20,185)	(3,928)	—

Net cash used in investing activities	(22,389)	(11,769)	(3,713)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	737	137	2,051
Issuance of deferred shares	86	73	1,150
Proceeds from exercise of stock options and warrants	605	619	912
Reclassification of liability award	90	—	—
Excess tax benefit for stock-based compensation	78	548	1,482

Net cash provided by financing activities	1,596	1,377	5,595
Effect of exchange rate fluctuations on cash	82	21	87

Net increase (decrease) in cash and cash equivalents	(7,184)	(2,324)	6,068
Cash and cash equivalents at beginning of year	28,149	30,473	24,405

Cash and cash equivalents at end of year	$20,965	$28,149	$30,473

Supplemental Cash Flow Information:

Increases in contingent consideration payable	$1,526

Cash paid for:

Interest	$120	$135	$24
Income taxes paid	$195	$5,905	$173
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
Our FUEL CHEM program is based on proprietary TIFI Targeted In-Furnace Injection technology, in combination with advanced CFD and CKM boiler modeling, in the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in the boiler. Our business is materially dependent on the continued existence and enforcement of air quality regulations, particularly in the United States. We have expended significant resources in the research and development of new technologies in building our proprietary portfolio of air pollution control, fuel and boiler treatment chemicals, computer modeling and advanced visualization technologies.
International revenues were $16,002, $12,641 and $12,763 for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts represented 22%, 16% and 16% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. Fuel Tech has foreign offices in Beijing, China and in Gallarate, Italy.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair value due to their short-term nature. The carrying amount of our short-term debt, revolving line of credit and notes approximates fair value because the majority of the amounts outstanding accrue interest at variable rates.
Cash and Cash Equivalents
Fuel Tech includes cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. Fuel Tech has never incurred realized or unrealized holding gains or losses on these securities. Income resulting from short-term investments is recorded as interest income. The Company has cash on hand of approximately $1,100 at its Beijing, China company that is subject to certain local regulations that may limit the immediate availability of these funds outside of China.
Foreign Currency Risk Management
Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.
Accounts Receivable
Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on uncompleted contracts under the percentage of completion method. At December 31, 2009 and 2008, unbilled receivables were approximately $7,814 and $5,552, respectively.

Allowance for Doubtful Accounts
In order to control and monitor the credit risk associated with our customer base, we review the credit worthiness of customers on a recurring basis. Factors influencing the level of scrutiny include the level of business the customer has with Fuel Tech, the customer’s payment history and the customer’s financial stability. Representatives of our management team review all past due accounts on a weekly basis to assess collectability. At the end of each reporting period, the allowance for doubtful accounts balance is reviewed relative to management’s collectability assessment and is adjusted if deemed necessary. Our historical credit loss has been insignificant. The table below sets forth the components of the Allowance for Doubtful Accounts for the years ended December 31.

	Balance at	Charged to costs		Balance at
Year	January 1	and expenses	(Deductions)/Other	December 31
2007	$150	$—	$—	$150
2008	$150	$—	$(70)	$80
2009	$80	$41	$50	$70
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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM segment and the APC Technology segment. As of December 31, 2009 and 2008, goodwill allocated to the FUEL CHEM Technology segment was $1,723 and 1,723, respectively, while goodwill allocated to the APC Technology segment was $19,328 and $3,435, respectively. The $15,893 increase in goodwill in the APC Technology segment is due to the acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. on January 5, 2009.

Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our fair value measurement test, performed annually as of October 1, revealed no indications of impairment.
Included with other intangible assets on the consolidated balance sheet are third-party costs related to the development of patents. As of December 31, 2009 and 2008, the net patent asset balance was $330 and $249, respectively. The third-party costs capitalized during the years ended December 31, 2009 and 2008 were $98 and $60, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.
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
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. For the years ended December 31, 2009, 2008 and 2007, the impact of impairment losses was $6, $0 and $7, respectively. Such amounts are recorded in the “Research and development” line item in the consolidated statements of income.
The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2009 and 2008, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

	Amortization
Description of Other Intangible	Period	2009	2008
Customer list	3-15 years	$4,918	$1,548
Patent asset	10 years	1,262	1,170
Covenant not to compete	5-6 years	476	336
Technologies	3-8 years	2,510	603
Miscellaneous	3-7 years	400	390

Total cost		9,566	4,047
Less accumulated amortization		(2,817)	(1,504)

Total net intangible asset value		$6,749	$2,543

The estimated amortization expense related to Fuel Tech’s intangible assets is expected to approximate $900 per year for the four-year period ending December 31, 2013, and $800 for the year ending December 31, 2014.

Property and Equipment
Equipment is stated at historical cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives. The table below shows the depreciable life and cost by asset class as of December 31, 2009 and 2008, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and	Depreciable	2009	2008
Equipment	Life	Cost	Cost
Land		$1,440	$1,440

Building	39 years	4,535	4,857
Leasehold Improvements	3-39 years	4,632	4,719
Field equipment	3-4 years	14,448	13,714
Computer equipment and software	2-3 years	3,596	3,527
Furniture and fixtures	3-10 years	1,438	1,823
Vehicles	3 years	22	22

Total cost		30,111	30,102

Less accumulated depreciation		(14,562)	(12,587)

Total net book value		$15,549	$17,515

Revenue Recognition
Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Revisions in completion estimates and contract values in the period in which the facts giving rise to the revisions become known can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of December 31, 2009, Fuel Tech had one construction contract in progress that was identified as a loss contract for $166. As of December 31, 2008, Fuel Tech had no construction contracts in progress that were identified as loss contracts.
Cost of Sales
Cost of sales includes all internal and external engineering costs, equipment and chemical charges, inbound and outbound freight expenses, internal and site transfer costs, installation charges, purchasing and receiving costs, inspection costs, warehousing costs, project personnel travel expenses and other direct and indirect expenses specifically identified as project- or product line-related, as appropriate (e.g., test equipment depreciation and certain insurance expenses). Certain depreciation and amortization expenses related to tangible and intangible assets, respectively, are allocated to cost of sales.
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

	Balance at	Charged to costs		Balance at
Year	January 1	and expenses	(Deductions)/Other	December 31
2007	$782	$—	$436	$1,218
2008	1,218	—	203	1,421
2009	1,421	—	(244)	1,177
Stock-Based Compensation
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. In 2009, 2008 and 2007, 510,000, 757,250 and 310,500 options, respectively, were granted to employees and directors. At December 31, 2009, Fuel Tech had 357,000 stock options available for issuance under the Incentive Plan.
Basic and Diluted Earnings per Common Share
Basic earnings per share excludes the dilutive effects of stock options and stock warrants and of the nil coupon non-redeemable convertible unsecured loan notes (see Note 6). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes and of in-the-money stock options and stock warrants. The table below sets forth the weighted-average shares used at December 31 in calculating earnings per share:

	2009	2008	2007
Basic weighted-average shares	24,148,000	23,608,000	22,280,000
Conversion of unsecured loan notes	—	43,000	45,000
Unexercised options and warrants	—	939,000	2,395,000

Diluted weighted-average shares	24,148,000	24,590,000	24,720,000

Recently Adopted Accounting Standards
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

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, “Subsequent Events,” was effective for interim or annual financial periods ending after June 15, 2009, and the adoption did not have any impact on the Company’s consolidated financial statements. We have evaluated subsequent events through March 3, 2010, the date this report on Form 10-K was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our consolidated financial statements as a result of our subsequent events evaluation.
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
2.	CHANGE IN ACCOUNTING PRINCIPLE
On January 1, 2009, Fuel Tech adopted the FASB’s new guidance with respect to business combinations and changed its method of recognizing and measuring the identifiable assets acquiree, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The new accounting guidance for business combinations was adopted as it was effective for all business combinations for which both the acquisition date and the beginning of the first annual reporting period are on or after December 15, 2008. At the time of adoption, we were engaged in finalizing the acquisition of a privately held company, Advanced Combustion Technology (ACT). During the fourth quarter of 2008, Fuel Tech incurred approximately $390 of acquisition-related costs which were recorded as a prepaid expense on the December 31, 2008 balance sheet. The ACT acquisition was closed on January 5, 2009 and the final purchase price allocation was made during the first quarter of 2009. The prepaid costs as of December 31, 2008 were included in the final cost allocation of the ACT acquisition. The new guidance requires direct expenses related to an acquisition be charged to expense and not recorded as consideration paid for an acquisition and the 2008 financial statements have been adjusted to apply the new method retrospectively. The initial allocation of purchase price recorded in the March 31, 2009 quarter inadvertently included the direct acquisition costs. The goodwill balance was corrected during the December 31, 2009 quarter to properly reflect the appropriate transition accounting under the new standard. The interim quarters will not be amended as the differences that would have been reflected within the balance sheets for those periods were deemed not material.
The following financial statement line items for fiscal year 2008 were affected by the change in accounting principle.
INCOME STATEMENT

	As Originally		Effect of
For the year ended December 31, 2008	Reported	As Adjusted	Change

Revenues	$81,074	$81,074	—
Costs and expenses:
Cost of sales	44,345	44,345	—
Selling, general and administrative	28,012	28,402	390
Research and development	2,100	2,100	—

	74,457	74,847	390

Operating income	6,617	6,227	(390)

Interest expense	(135)	(135)	—
Interest income	741	741	—
Other expense)	(226)	(226)	—

Income before taxes	6,997	6,607	(390)
Income tax expense	(3,395)	(3,247)	(148)

Net income	$3,602	$3,360	$(242)

Net income per Common Share:
Basic	$0.15	$0.14	$(0.01)
Diluted	$0.15	$0.14	$(0.01)

BALANCE SHEET

	As Originally		Effect of
As of December 31, 2008	Reported	As Adjusted	Change

ASSETS
Current assets:
Cash and cash equivalents	$28,149	$28,149	—
Accounts receivable, net of allowance for doubtful accounts of $70 and $80, respectively	23,365	23,365	—
Inventories	1,014	1,014	—
Deferred income taxes	767	767	—
Prepaid expenses and other current assets	4,718	4,328	(390)

Total current assets	58,013	57,623	(390)

Property and equipment, net of accumulated depreciation of $14,562 and $12,588, respectively	17,515	17,515	—
Goodwill	5,158	5,158	—
Other intangible assets, net of accumulated amortization of $2,817 and $1,504, respectively	2,543	2,543	—
Deferred income taxes	2,412	2,560	148
Other assets	3,232	3,232	—

Total assets	$88,873	$88,631	$(242)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,188	$2,188	$—
Accounts payable	8,196	8,196	—
Accrued liabilities:
Employee compensation	510	510	—
Other accrued liabilities	2,773	2,773	—

Total current liabilities	13,667	13,667	—

Other liabilities	1,389	1,389	—

Total liabilities	15,056	15,056	—

Stockholders’ equity:
Common stock	241	241	—
Additional paid-in capital	118,588	118,588	—
Accumulated deficit	(45,280)	(45,522)	(242)
Accumulated other comprehensive income	187	187	—
Nil coupon perpetual loan notes	81	81	—

Total stockholders’ equity	73,817	73,575	(242)

Total liabilities and stockholders’ equity	$88,873	$88,631	$(242)

STATEMENT OF CASH FLOWS

	As Originally		Effect of
For the year ended December 31, 2008	Reported	As Adjusted	Change

OPERATING ACTIVITIES
Net income	$3,602	$3,360	$(242)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,810	2,810	—
Amortization	184	184	—
Loss on equipment disposals/impaired assets	35	35	—
Deferred income tax	962	814	(148)
Stock compensation expense	5,815	5,815	—
Changes in operating assets and liabilities:
Accounts receivable	8,491	8,491	—
Inventories	(828)	(828)	—
Prepaid expenses, other current assets and other noncurrent assets	(3,899)	(3,509)	390
Accounts payable	(5,436)	(5,436)	—
Accrued liabilities and other noncurrent liabilities	(3,720)	(3,720)	—
Other	31	31	—

Net cash provided by operating activities	8,047	8,047	—

INVESTING ACTIVITIES
Proceeds from sales of short-term investments	1,998	1,998	—
Increase in restricted cash	—	—	—
Purchases of property, equipment and patents	(9,839)	(9,839)	—
Acquisition of businesses	(3,928)	(3,928)	—

Net cash used in investing activities	(11,769)	(11,769)	—

FINANCING ACTIVITIES
Proceeds from short-term borrowings	137	137	—
Issuance of deferred shares	73	73	—
Proceeds from exercise of stock options and warrants	619	619	—
Reclassification of liability award	—	—	—
Excess tax benefit for stock-based compensation	548	548	—

Net cash provided by financing activities	1,377	1,377	—

Effect of exchange rate fluctuations on cash	21	21	—

Net decrease in cash and cash equivalents	(2,324)	(2,324)	—
Cash and cash equivalents at beginning of year	30,473	30,473	—

Cash and cash equivalents at end of year	$28,149	$28,149	$—

Supplemental Cash Flow Information:

Cash paid for:

Interest	$135	$135	$—
Income taxes paid	$5,905	$5,905	$—

3. CONSTRUCTION CONTRACTS IN PROGRESS
The status of contracts in progress as of December 31, 2009 and 2008 is as follows:

	2009	2008
Costs incurred on uncompleted contracts	$12,608	$18,220
Estimated earnings	8,556	14,882

Earned revenue	21,164	33,102
Less billings to date	(13,666)	(28,773)

Total	$7,498	$4,330

Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,814	$5,552
Billings in excess of costs and estimated earnings on uncompleted contracts	(316)	(1,223)

Total	$7,498	$4,330

Costs and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable on the consolidated balance sheet, while billings in excess of costs and estimated earnings on uncompleted contracts are included in other accrued liabilities on the consolidated balance sheet.
As of December 31, 2009, Fuel Tech had one construction contract in progress that was identified as a loss contract for $166. As of December 31, 2008, Fuel Tech had no construction contracts in progress that were identified as loss contracts.
4. TAXATION
The components of income (loss) before taxes for the years ended December 31 are as follows:

Origin of (loss) income before taxes	2009	2008	2007
United States	$(3,378)	$7,963	$13,242
Foreign	(32)	(1,356)	(812)
(Loss) Income before taxes	$(3,410)	$6,607	$12,430

Significant components of income tax (benefit) expense for the years ended December 31 are as follows:

	2009	2008	2007

Current:
Federal	$195	$1,395	$1,401
State	28	411	588
Other	—	(84)	—

Total current	223	1,722	1,989
Deferred:
Federal	(1,219)	1,464	3,183
State	(108)	61	15
Valuation allowance	—	—	—

Total deferred	(1,327)	1,525	3,198

Income tax (benefit) expense	$(1,104)	$3,247	$5,187

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax (benefit) expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2009	2008	2007
Provision at the U.S. federal statutory rate	$(1,194)	$2,312	$4,351
State taxes, net of federal benefit	(75)	300	405
Foreign losses without tax benefit	11	391	284
Research credits	(60)	(77)	(63)
Other	214	321	210
Income tax (benefit) expense	$(1,104)	$3,247	$5,187

The table below depicts the data above on a percentage basis:

	2009	2008	2007
Provision at the U.S. federal statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	(2.2)%	4.5%	3.3%
Foreign losses without tax benefit	.3%	5.9%	2.3%
Research credits	(1.8)%	(1.2)%	(.5)%
Other	6.3%	4.9%	1.6%
Income tax (benefit) expense effective rate	(32.4)%	49.1%	41.7%

The deferred tax assets and liabilities at December 31 are as follows:

	2009	2008

Deferred tax assets:
Stock compensation expense	$6,302	$4,238
Research and development credit	513	492
Equipment	—	—
Alternative minimum tax credit	275	275
Warranty reserve	76	101
Accounts receivable	27	30
Vacation accrual	45	45
Deferred rent liability	25	49
Effect of ASC 740	30	13
Intangible assets	283	11
Net operating loss carryforwards	1,001	1,245

Total deferred tax assets	8,577	6,499

Deferred tax liabilities:
Equipment	(1,200)	(975)
Prepaid expenses	(123)	(361)
Patents	(126)	(94)
Goodwill	(1,132)	(321)

Total deferred tax liabilities	(2,581)	(1,751)

Net deferred tax asset before valuation allowance	5,996	4,748
Valuation allowances for deferred tax assets	(1,177)	(1,421)

Net deferred tax asset	$4,672	$3,327

Net deferred tax assets and liabilities are recorded as follows within the consolidated balance sheets:

Current assets	$636	$767
Long-term assets	4,183	2,560

Net deferred tax asset	$4,819	$3,327

For the years ended December 31, 2009 and 2008, Fuel Tech recorded tax benefits from the exercise of stock options in the amount of $78 and $548, respectively. The amounts were recorded as an increase in additional paid-in capital on the consolidated balance sheets and as cash from financing activities on the consolidated statements of cash flows. With our adoption of ASC 718 on January 1, 2006, all subsequent tax benefits from the exercise of stock options were recorded as cash flows from financing activities.
State and Federal income tax payments during the years ended December 31, 2009, 2008 and 2007 were $195, $5,905 and $173, respectively.
In July 2006, the FASB issued ASC 740 Income Taxes. ASC 740 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make ASC 740 effective for fiscal years beginning after December 15, 2006. Accordingly, Fuel Tech adopted the provisions of ASC 740 on January 1, 2007.
Previously, Fuel Tech had accounted for tax contingencies in accordance ASC 450, Contingencies. As required by ASC 740, Fuel Tech recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, we recognized an increase of approximately $86 in the liability for unrecognized tax benefits, of which $81 was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
The following table summarizes Fuel Tech’s unrecognized tax benefit activity during 2009:

Description	Balance
Balance at January 1, 2009	$713
Increases in positions taken in a prior period	11
Decreases in positions taken in a prior period
Increases in positions taken in a current period
Decreases in positions taken in a current period
Decreases due to settlements
Decreases due to lapse of statute of limitations
Balance at December 31, 2009	$724

The amount of unrecognized tax benefits as of December 31, 2009, including interest and penalties, was $870. This amount included $840 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate.
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
Fuel Tech recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense for all periods presented. Fuel Tech had accrued approximately $146 for the payment of interest and penalties at December 31, 2009 versus $68 at December 31, 2008.
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
At December 31, 2009, Fuel Tech has tax losses of $3,670 available to offset foreign income. The foreign loss carryforwards began to expire in 2008 and at December 31, 2009 a valuation allowance of $1,177 is recorded against this amount.

5. COMMON SHARES
At December 31, 2009, Fuel Tech had 24,211,967 Common Shares issued, with an additional 7,485 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 6) and 3,051,125 shares reserved for issuance upon the exercise of stock options, 1,784,000 of which are currently exercisable (see Note 7).
6. NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES
At December 31, 2009 and 2008, respectively, Fuel Tech had principal amounts of $81 and $81 of nil coupon non-redeemable convertible unsecured perpetual loan notes (the “Loan Notes”) outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 or $11.43 per share, as appropriate. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of Fuel Tech’s dissolution and, accordingly, have been classified within stockholders’ equity in the accompanying balance sheet.
In 2009, there were no Loan Note conversions. In 2008, Loan Notes in the principal amount of $191 were converted into 43,845 Common Shares.
7. STOCK-BASED COMPENSATION AND WARRANTS
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. In 2009, 2008 and 2007, 510,000, 757,000 and 311,000 options, respectively, were granted to employees and directors. At December 31, 2009, Fuel Tech had 357,000 stock options available for issuance under the Incentive Plan.
Fuel Tech uses the Black-Scholes options-pricing model to estimate the fair value of employee stock options for the required pro forma disclosure under Statement ASC 718. For the year ended December 31, 2009, Fuel Tech recorded stock-based compensation expense of $6,011 ($3,928 after tax). The Company recorded $5,815 ($3,882 after tax) in stock-based compensation expense for the comparable period in 2008.
As of December 31, 2009, there was $8,002 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1993 Plan. That cost is expected to be recognized over a period of four years.
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
Based on the results of the model, the weighted-average fair value of the stock options granted during the 12-month periods ended December 31, 2009, 2008 and 2007, respectively was $5.83, $9.65 and $14.01 per share using the following assumptions:

	2009	2008	2007
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.46%	2.85%	4.39%
Expected volatility	68.0%	59.3%	57.4%
Expected life of option	5.1 years	5.2 years	5.2 years

The following table presents a summary of Fuel Tech’s stock option activity and related information for the years ended December 31:

	2009		2008		2007
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	Average	of	Average	of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	2,905,325	$16.30	2,464,325	$15.03	2,414,200	$13.02
Granted	510,000	9.96	757,250	18.05	310,500	25.80
Exercised	(101,000)	5.84	(171,125)	3.61	(188,875)	4.83
Expired or forfeited	(263,200)	18.82	(145,125)	18.69	(71,500)	20.82

Outstanding at end of year	3,051,125	$15.28	2,905,325	$16.30	2,464,325	$15.03

Exercisable at end of year	1,784,000	$14.28	1,461,700	$12.92	955,825	$7.11
Weighted-average fair value of options granted during the year		$5.83		$9.65		$14.01
The following table provides additional information regarding Fuel Tech’s stock option activity for the 12 months ended December 31, 2009.

			Weighted-
			Average
	Number	Weighted-	Remaining
	of	Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
Outstanding on January 1, 2009	2,905,325	$16.30
Granted	510,000	9.96
Exercised	(101,000)	5.84		$394
Expired or forfeited	(263,200)	18.82

Outstanding on December 31, 2009	3,051,125	$15.28	7.01 years	$1,863

Exercisable on December 31, 2009			6.04 years	$1,863
The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number of	Remaining	Average	Number of	Average
Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price
$3.60 - $5.51	415,000	4.26 years	$4.26	415,000	$4.26
$5.52 - $11.03	954,125	7.53 years	8.98	510,375	8.57
$11.04 - $22.06	667,000	7.60 years	16.08	180,000	13.29
$22.07 - $27.57	1,015,000	7.27 years	25.19	678,625	25.39

$3.60 - $27.57	3,051,125	7.01 years	$15.28	1,784,000	$14.44

The weighted-average exercise price per non-vested stock award at grant date was $9.99 per share for the non-vested stock awards granted in 2009. Non-vested stock award activity for all plans for the 12 months ended December 31, 2009 was as follows:

		Weighted-Average
	Non-Vested Stock	Grant Date
	Outstanding	Fair Value

Outstanding on January 1, 2009	1,443,625	$10.75
Granted	510,000	5.83
Released	(475,500)	9.90
Expired or forfeited	(211,000)	10.07

Outstanding on December 31, 2009	1,267,125	$8.37

At December 31, 2009, Fuel Tech had 1,682,000 stock options with exercise prices per share that were not dilutive for the purpose of inclusion in the calculation of diluted earnings per share.
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). This Deferred Plan, as originally approved, provided for deferral of Directors’ fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout. In the second quarter of 2007, Fuel Tech obtained stockholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock. Under the guidance of ASC 718, this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock, as equity awards as opposed to liability awards. In 2009 and 2008, Fuel Tech recorded $86 and $73, respectively, of stock-based compensation expense under the Deferred Plan.
In addition to the above, at December 31, 2007, Fuel Tech had 1,601,043 warrants outstanding to purchase Common Shares at an exercise price of $1.75. As of December 31, 2008, all of these warrants had been exercised.
8. COMMITMENTS
Operating Leases
Fuel Tech leases office space, autos and certain equipment under agreements expiring on various dates through 2020. Future minimum lease payments under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2009 are as follows:

Year of Payment	Amount
2010	$623,454
2011	538,835
2012	536,320
2013	480,320
Thereafter	$1,776,990
For the years ended December 31, 2009, 2008 and 2007, rent expense approximated $1,025, $1,300 and $852, respectively.
Fuel Tech has a sublease agreement with American Bailey Corporation (ABC) that obligates the lessee to make future payments. ABC will reimburse Fuel Tech for its share of lease and lease-related expenses under Fuel Tech’s January 29, 2004 lease of its executive offices in Stamford, Connecticut. Please refer to Note 10 to the consolidated financial statements for a discussion of the relationship between Fuel Tech and ABC. The future minimum lease income under this noncancellable sublease as of December 31, 2009 is as follows:

Year of Payment	Amount
2010	$120,667
2011	124,000
2012	124,000
2013	124,000
Thereafter	$789,000

The terms of the three primary lease arrangements are as follows:
–	The Stamford, Connecticut building lease term, for approximately 7,000 square feet, runs from February 1, 2004 to January 31, 2010. The facility houses certain administrative functions such as Investor Relations and certain APC sales functions. Fuel Tech did not renew the expiring Stamford facility lease; rather, the Company’s Stamford-based employees relocated to a new facility and entered into a ten year lease, for approximately 6,000 square feet, that began February 1, 2010.

–	The Beijing, China building lease term, for approximately 4,000 square feet, runs from September 1, 2009 to August 31, 2010. This facility serves as the operating headquarters for our Beijing Fuel Tech operation. Fuel Tech has the option to extend the lease term at a market rate to be agreed upon between Fuel Tech and the lessor.

–	The Durham, North Carolina building lease term, for approximately 16,000 square feet, runs from November 1, 2005 to April 30, 2014. This facility houses the former Tackticks and FlowTack operations. Fuel Tech has no option to extend the lease.
In addition to the above, on November 30, 2007, Fuel Tech purchased an office building in Warrenville, Illinois, which has served as our corporate headquarters since June 23, 2008. This facility, with approximately 40,000 square feet of office space, was purchased for approximately $6,000,000 and subsequently built out and furnished for an additional cost of approximately $5,500,000. This facility will meet our growth requirements for the foreseeable future. Our prior headquarters, an 18,000 square foot location in Batavia, Illinois, was under an operating lease until May 31, 2009. We did not renew this lease.
Performance Guarantees
The majority of Fuel Tech’s long-term equipment construction contracts contain language guaranteeing that the performance of the system that is being sold to the customer will meet specific criteria. On occasion, bank performance guarantees and letters of credit are issued to the customer in support of the construction contracts as follows:
–	in support of the warranty period defined in the contract; or

–	in support of the system performance criteria that are defined in the contract.
As of December 31, 2009, Fuel Tech has outstanding bank performance guarantees and letters of credit in the amount of $5,823 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. Fuel Tech’s management believes that these projects will be successfully completed and that there will not be a materially adverse impact on Fuel Tech’s operations from these bank performance guarantees and letters of credit.
Product Warranties
Fuel Tech issues a standard product warranty with the sale of its products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years. Changes in the warranty liability in 2009, 2008 and 2007 are summarized below:

	2009	2008	2007
Aggregate product warranty liability at beginning of year	$265	$464	$472
Net aggregate accruals related to product warranties	60	(45)	88
Aggregate reductions for payments	126	(154)	(96)

Aggregate product warranty liability at end of year	$199	$265	$464

Our recognition of warranty liability is based primarily on analyses of warranty claims experienced in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced.
9. DEBT FINANCING
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 300 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of December 31, 2009, there were no outstanding borrowings on this Facility. The Credit Agreement dated as of June 30, 2009 by and between Fuel Tech, Inc. and JPM Chase and the Revolving Credit Note dated June 30, 2009 from Fuel Tech, Inc. to JPM Chase were included in their entirety as exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009. The Company’s prior facility with Wachovia Bank, N.A. was terminated on June 30, 2009.
The JPM Chase domestic facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including: an annual capital expenditure limit of $10,000, a maximum net loss for the quarterly period ended December 31, 2009 of ($2,000), a maximum funded debt to EBITDA ratio of 2.75:1.0 for the quarterly period ended March 31, 2010 and a maximum funded debt to EBITDA of 1.5:1 for all subsequent quarterly periods until the facility expires. Maximum funded debt includes all borrowed funds, outstanding standby letters of credit and bank guarantees. In addition, the Company must maintain a minimum tangible net worth of $42,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. As of December 31, 2009 the Company was in compliance with all debt covenants of the JPM Chase domestic facility.
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
At December 31, 2009, the Company was in compliance with all loan covenants on the Facility, including a year-to-date capital expenditure amount of $2,004, an actual quarterly net income of $232 and a tangible net worth amount of $50,274, which was above the required amount of $47,477 by $2,697. Due to the Company’s quarterly net loss of ($698) for the three-month period ended September 30, 2009, however, the Company was in breach of its minimum quarterly net income covenant of $750. The Company amended the Facility to obtained a waiver of this covenant breach from JPM Chase for the quarterly period ended September 30, 2009 and revised certain financial covenants as follows: for the three-month period ended December 31, 2009 the Company shall achieve a Minimum Net Income of ($2,000), and for the three-month period ended March 31, 2010 the Company’s Leverage Ratio shall not exceed 2.75:1.0. The purchase price for allowable acquisitions made during any fiscal year was also lowered to $5,000 in the aggregate if the Leverage Ratio is greater than 2.75:1.0. No other Facility covenants were modified for any other period. The Company’s spread matrix for fees paid on items such as standby letters of credit was adjusted upward to include additional tiers tied to the quarterly calculated Leverage Ratio.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the “China Facility”) agreement with JPM Chase for RMB 35 million (approximately $5,000), which expires on June 30, 2010. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2009, Beijing Fuel Tech has borrowings outstanding in the amount $2,925.
At December 31, 2009, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $5,823 in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2009, there were no cash borrowings under the revolving credit facility and approximately $19,177 was available. Management has met with the Company’s lending institutions and, during the course of those meetings, was not made aware of any information indicating that they will not be able to perform their obligations for any letters of credit or guarantees issued, nor be unable to supply funds to Fuel Tech if the Company chooses to borrow funds under its two revolving credit facilities.
In the event of default on either the JPM Chase domestic facility or the JPM Chase China facility, the cross default feature in each allows the lending bank to accelerate the payments of any amounts outstanding and may, under certain circumstances, allow the bank to cancel the facility. If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing to satisfy the accelerated payment.
Interest payments in the amount of $120, $135 and $24 were made during the years ended December 31, 2009, 2008 and 2007, respectively.

10. RELATED PARTY TRANSACTIONS
Persons now or formerly associated with American Bailey Corporation (ABC) currently own approximately 25% of Fuel Tech’s Common Shares. On April 30, 1998, Fuel Tech entered into an agreement with ABC for it to provide certain management and consulting services to Fuel Tech. Effective January 1, 2004, this agreement was revised whereby ABC reimburses Fuel Tech for services that certain employees of Fuel Tech provide to ABC. In addition, ABC is a sub-lessee under Fuel Tech’s January 29, 2004 lease of its offices in Stamford, Connecticut, which runs through January 31, 2010. ABC reimburses Fuel Tech for its share of lease and lease-related expenses under the sublease agreement. The Stamford facility houses certain administrative functions such as Investor Relations and certain APC sales functions. Fuel Tech did not renew the expiring Stamford facility lease; rather, the Company’s Stamford-based employees relocated to a new facility and entered into a ten year lease, for approximately 6,000 square feet, that began February 1, 2010. ABC is also a sub-lessee under this lease and reimburses Fuel Tech for its share of lease and lease-related expenses under the new sublease agreement. Please refer to Note 8 to the consolidated financial statements for a further discussion of this topic. At December 31, 2009, $24 is due from ABC related to the compensation and sublease agreements.
11. DEFINED CONTRIBUTION PLAN
Fuel Tech has a retirement savings plan available for all U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by Fuel Tech’s employees with additional contributions made at the discretion of Fuel Tech’s Board of Directors. Costs related to this plan were $377, $851 and $802 in 2009, 2008 and 2007, respectively.
12. BUSINESS SEGMENT, GEOGRAPHIC AND QUARTERLY FINANCIAL DATA
Business Segment Financial Data
Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:
–	The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low- and Ultra-Low NOx Burners (LNB and ULNB), Over-Fire Air (OFA) systems, NOxOUT® and HERTTM Selective Non-Catalytic Reduction (SNCR) systems, and Advanced Selective Catalytic Reduction (ASCRTM) systems. The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, ammonia injection grid (AIG), and Graduated Straightening Grid GSGTM systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The CASCADETM and NOxOUT-SCR® processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA™ technology creates ammonia at a plant site using safe urea for use with any SCR application. Flue gas conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

–	The FUEL CHEM® technology segment, which uses chemical processes in combination with advanced CFD and CKM boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology.
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

Information about reporting segment net sales and gross margin are provided below:

For the year ended	Air Pollution Control	FUEL CHEM
December 31, 2009	Segment	Segment	Other	Total

Revenues from external customers	$34,721	$36,676	$—	$71,397
Cost of sales	(21,518)	(20,926)	—	(42,444)

Gross margin	13,203	15,750	—	28,953
Selling, general and administrative	—	—	(32,273)	(32,273)
Gain from revaluation of ACT liability	—	—	781	781
Research and development	—	—	(542)	(542)

Operating income (loss)	$13,203	$15,750	$(32,034)	$(3,081)

For the year ended	Air Pollution Control	FUEL CHEM
December 31, 2008	Segment	Segment	Other	Total

Revenues from external customers	$44,393	$36,681	$—	$81,074
Cost of sales	(24,365)	(19,979)	(1)	(44,345)

Gross margin	20,028	16,702	(1)	36,729
Selling, general and administrative	—	—	28,402	28,402
Research and development	—	—	2,100	2,100

Operating income (loss)	$20,028	$16,702	$(30,503)	$6,227

For the year ended	Air Pollution Control	FUEL CHEM
December 31, 2007	Segment	Segment	Other	Total

Revenues from external customers	$47,750	$32,547	$—	$80,297
Cost of sales	(25,775)	(16,619)	(77)	(42,471)

Gross margin	21,975	15,928	(77)	37,826
Selling, general and administrative	—	—	24,950	24,950
Research and development	—	—	2,137	2,137

Operating income (loss)	$21,975	$15,928	$(27,164)	$10,739

Geographic Segment Financial Data
Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

For the years ended December 31	2009	2008	2007

Revenues:
United States	$55,395	$68,433	$67,534
Foreign	16,002	12,641	12,763

	$71,397	$81,074	$80,297

As of December 31	2009	2008	2007

Assets:
United States	$82,261	$80,999	$79,132
Foreign	10,001	7,632	8,082

	$92,262	$88,631	$87,214

For the year ended December 31, 2009, Fuel Tech had one customer, Santee Cooper, that individually represented greater than 10% of revenues. In total this customer represented 17% of revenues, and represented revenue recognized solely from the FUEL CHEM technology segment.
For the year ended December 31, 2008, Fuel Tech had two customers, Kansas City Power & Light and Santee Cooper, that individually represented greater than 10% of revenues. In total these two customers represented approximately 28% of total revenues, with Kansas City Power & Light procuring products solely from the APC technology segment and with Santee Cooper procuring products solely from the FUEL CHEM technology segment.
For the year ended December 31, 2007, Fuel Tech had two customers that individually represented greater than 10% of revenues. In total, these two customers represented 23% of revenues and utilized the product line offered by Fuel Tech’s APC technology segment.
For each of these customers for the years ended December 31, 2009, 2008 and 2007, Fuel Tech has a normal arms length supplier-customer relationship that is governed by a supply agreement with each customer entered into by Fuel Tech in the normal course of its business.
Quarterly Financial Data
Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2009 and 2008.

For the quarters ended	March 31	June 30	September 30	December 31

2009 (a)
Revenues	$17,317	$18,922	$16,475	$18,683
Cost of sales	11,374	10,378	10,034	10,658
Net income	(1,562)	(278)	(698)	232
Net income per Common Share:
Basic	$(0.06)	$(0.01)	$(0.03)	$0.01
Diluted	$(0.06)	$(0.01)	$(0.03)	$0.01

2008 (b)
Revenues	$20,467	$18,791	$23,703	$18,113
Cost of sales	10,669	9,833	13,019	10,824
Net income	1,633	447	2,102	(822)
Net income (loss) per Common Share:
Basic	$0.07	$0.02	$0.09	$(0.03)
Diluted	$0.07	$0.02	$0.09	$(0.03)
(a) The total of the basic net income amounts per share for the four quarters ending December 31, 2009 does not sum to the amounts presented on the consolidated statement of income for the year ending December 31, 2009 due to rounding.
(b) The total of the basic and diluted net income amounts per share for the four quarters ending December 31, 2008 does not sum to the amounts presented on the consolidated statement of income for the year ending December 31, 2008 due to rounding.
13. BUSINESS ACQUISITIONS
Fuel Tech accounts for its acquisitions as purchases in accordance with ASC 805. Accordingly, in connection with each acquisition, the purchase price is allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition.
Tackticks, LLC & FlowTack, LLC
On October 2, 2008, Fuel Tech completed its acquisitions of substantially all of the assets and assumed certain liabilities of Durham, North Carolina-based Tackticks, LLC (Tackticks) and FlowTack, LLC (FlowTack) for a total cash consideration of $4,000. No future consideration is due. We believe the addition of these companies will make Fuel Tech a synergistically more powerful company by broadening its product offerings, strengthening its modeling capabilities, exposing it to a new client base, and enabling it to participate in the sizable SCR end of the air pollution control market in a more meaningful way. The addition of the two management teams, including one of the world’s foremost experts in the design and optimization of traditional catalyst-based SCR systems, will significantly enhance Fuel Tech’s ability to sell hybrids such as our CASCADE offering, which integrates a single layer of catalyst into the Selective Non-Catalytic Reduction process. Tackticks and FlowTack will be reported as part of the APC segment.

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
Advanced Combustion Technology, Inc.
On January 5, 2009, Fuel Tech completed its acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. (ACT) for approximately $22,500 in cash, including transaction costs, plus future consideration if certain financial performance is achieved. At March 31, 2009, the Company recorded a contingent consideration accrual representing the fair value, weighted-average probability of future consideration expected to be paid in connection with the acquisition of substantially all of the assets of ACT of $2,307. As of September 30, 2009, the amount recognized for the contingent consideration arrangement, the range of outcomes, and assumptions used to develop the estimates have changed for fiscal 2009. Management concluded that a fiscal 2009 earnout payment related to the ACT Acquisition is not probable. Thus, the Company recorded a one-time gain of $781 from the revaluation of the contingent liability. There was no earnout payment made to ACT for fiscal 2009.
In connection with the final determination of the Adjustment Calculation (as defined in the asset purchase agreement) related to the net working capital amount, Fuel Tech paid ACT an additional $1,523 on July 23, 2009.
As a result of the previously-announced acquisitions of substantially all of the assets of ACT in the first quarter of 2009, and Tackticks, LLC and FlowTack, LLC in the fourth quarter of 2008, the Company’s condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three- and 12-month periods ended December 31, 2009 and 2008, which assumes the acquisitions were completed on January 1, 2008, are as follows:

	Three months ended December 31
	2009	2008
Revenues	$18,683	$34,481
Net income / (loss)	232	(3,833)
Net income / (loss) per Common Share:
Basic	$0.01	$(0.16)
Diluted	$0.01	$(0.16)

	12 months ended December 31
	2009	2008
Revenues	$71,397	$140,633
Net (loss) / income	(2,306)	11,782
Net (loss) / income per Common Share:
Basic	$(0.10)	$0.50
Diluted	$(0.10)	$0.48

The following table summarizes the estimated fair values of the net ACT assets acquired as of January 5, 2009.

Net working capital acquired	$4,293
Intangible assets subject to amortization:
Customer relationships (11 year useful life)	3,019
Patents (8 year useful life)	1,907
APC order backlog (0.5 year useful life)	400
Tradenames (8 year useful life)	351
Covenants not-to-compete (5 year useful life)	140
Goodwill	13,512

Total acquisition costs	23,622
Contingent consideration	1,526

Total net assets recorded	$25,148

14. SUBSEQUENT EVENTS
The Company evaluated its December 31, 2009 consolidated financial statements for subsequent events through March 3, 2010, the date the consolidated financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition in the consolidated financial statements.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A — CONTROLS AND PROCEDURES
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
Based on its assessment, management has concluded that Fuel Tech maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in “Internal Control - Integrated Framework” issued by the COSO.
Grant Thornton, LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included as Exhibit 23.1 to this Annual Report on Form 10-K.
ITEM 9B — OTHER INFORMATION
None

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in Fuel Tech’s Proxy Statement related to the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.
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
The identities of the Fuel Tech directors and other information concerning the directors and executive officers of Fuel Tech and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in Fuel Tech’s Proxy Statement related to its 2010 Annual Meeting of Stockholders and is incorporated by reference.
The identities of and the employment history of Fuel Tech executive officers with Fuel Tech or its affiliates who are not directors are as follows:
Vincent M. Albanese, 61, has been Senior Vice President, Regulatory Affairs since February  , 2007; previously he had been Senior Vice President, Advanced Technology and Regulatory Affairs since April, 2006; Senior Vice President, Air Pollution Control, Sales and Marketing since May, 2000; Vice President, Air Pollution Control since April, 1998 and Vice President, Sales and Marketing since 1990.
Ellen T. Albrecht, 37, has been Vice President and Controller since December, 2006; previously she had been Controller since February, 2004; Accounting Manager since May, 2001; and Senior Accountant since July, 1996.
Stephen P. Brady, 53, has been Senior Vice President, Fuel Chem Sales since January, 2009; previously he had been Senior Vice President, Sales and Marketing since April, 2006; Senior Vice President, Fuel Chem since January, 2002; and Vice President, Fuel Chem since February, 1998.
William E. Cummings, Jr., 53, has been Senior Vice President, APC Sales since January, 2009; previously he had been Vice President, Sales since April, 2006; Vice President, Air Pollution Control Sales since May, 2000; Director, Utility Sales since April, 1998; and Director, Eastern Region since 1994.
Kevin R. Dougherty, 47, has been Vice President, Business Development and Marketing since April, 2006; previously he had been Vice President, Corporate Marketing and Procurement since December, 2005; Director, Marketing and Sales Administration, Air Pollution Control since November, 2000; and Manager, Contracts Administration, Air Pollution Control since 1999.
Timothy J. Eibes, 53, has been Vice President, Project Execution since August, 2006; previously he had been employed by Alliant Energy, Inc. since 1987, his last position being Vice President, Asset Management.
John P. Graham, 44, prior to his resignation from Fuel Tech effective March 5, 2010, has been Senior Vice President, Treasurer and Chief Financial Officer since June, 2008 after joining the Company as Senior Vice President in April, 2008; previously he had been employed as Chief Financial Officer of Hub International from 2006 to 2007 and as Senior Vice President, Finance, Treasurer and Assistant Secretary of Career Education Corporation from 2002 to 2006.
Albert G. Grigonis, 59, has been Vice President, General Counsel and Secretary since December, 2008; previously he had been Assistant General Counsel since July, 2008; and Corporate Counsel since July, 2003.
Tracy Krumme, 42, has been Vice President, Investor Relations and Corporate Communications since December, 2006; previously she had been Director, Investor Relations since September, 2002.
Dr. M. Linda Lin, 61, has been Senior Vice President, China/Pacific Rim since August, 2008; previously she had been Vice President, China/Pacific Rim since December, 2006; Vice President Asia/Pacific since April, 2006; Marketing Manager since 1992; and Research Associate/Research Manager since 1990.
Robert E. Puissant, 57, has been Executive Vice President of Sales and Marketing since August, 2009; previously he was President of We Enable LLC from July 2008; Executive Vice President, Strategy & Business Development for School Specialty Inc. since 2003 to 2008; and Senior Vice President, Customer Analysis and Planning and Senior Vice President, Marketing and Strategic Planning at Wisconsin Energy Corporation since 1998.

Volker Rummenhohl, 52, has been Vice President, Catalyst Technologies since joining the Company on October 3, 2008; previously he had been President of Tackticks, LLC since February, 2001 and co-majority owner of FlowTack, LLC, since December, 2003. Substantially all of the assets of both companies were acquired by Fuel Tech on October 3, 2008 in an asset purchase.
Nolan R. Schwartz, 58, prior to his retirement from Fuel Tech effective December 31, 2009, has been Vice President, Strategic Business Development since August, 2008; he had been Vice President, Corporate Development since January, 2004 and a director of Fuel Tech, Inc., a former subsidiary of Fuel Tech, since 1998; and, prior to that, a principal of American Bailey Corporation.
Christopher R. Smyrniotis, 57, has been Vice President, Fuel Chem Technologies since April 5, 2006; previously he had been Vice President, Fuel Chem Technology and Market Development since December, 2003; Director of Marketing and Technology, Fuel Chem since October, 1998; and Market Development manager since 1993.
Dr. William H. Sun, 52, has been Vice President, Europe, India and Latin America since February 9, 2009; he had been Vice President, Air Pollution Technologies since April, 2006; Vice President and Chief Technology Officer since December, 2003; Vice President, Engineering and Technology since April, 1998; and Director of Process Engineering since 1996.
Charles E. Trippel, 47, has been Vice President, Business Development, since joining Fuel Tech on January 6, 2009. Previously had been one of the principles in and a Vice President of Advanced Combustion Technology, Inc. since June, 2001.
ITEM 11 — EXECUTIVE COMPENSATION
Information required by this Item will be set forth under the caption “Executive Compensation” in the Proxy Statement and is incorporated by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2009, under which the securities of Fuel Tech were authorized for issuance:

Number of securities
remaining available for
	Number of Securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options, warrants	outstanding options,	excluding securities listed in
Plan Category	and rights	warrants and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,051,125	$15.28	356,762

(1)	Includes Common Shares of Fuel Tech authorized for awards under Fuel Tech’s Incentive Plan, as amended through June 3, 2004.
In addition to the above, Fuel Tech has a Deferred Compensation Plan for directors under which 100,000 Common Shares of Fuel Tech stock have been reserved for issuance as a form of deferred compensation with respect to directors fees elected to be deferred. At December 31, 2009, 56,530 Common Shares have been earned as stock units to be granted on a one to one basis in Common Shares at the election of the Directors.
Further information required by this Item will be set forth under the caption “Principal Stockholders and Stock Ownership of Management” in the Proxy Statement and is incorporated by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item will be set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item will be set forth under the caption “Approval of Appointment of Auditors” in the Proxy Statement and is incorporated by reference.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
     (2) Financial Statement Schedules
All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

			Incorporated by reference
		Filed		Period
Exhibit	Description	herewith	Form	ending	Exhibit	Filing date

3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/05/06

3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/05/06

3.3	By-Laws of Fuel Tech, Inc.		8-K		3.3	10/05/06

4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	09/30/09	4.1	11/04/09

4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	09/30/09	4.2	11/04/09

4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	09/30/09	4.3	11/04/09

4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/02/06

4.5*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/06	4.6	03/06/07

4.6*	Fuel Tech, Inc. Form of Non-Qualified Stock Option Agreement		10-K	12/31/06	4.7	03/06/07

4.7*	Fuel Tech, Inc. Form of Incentive Stock Option Agreement		10-K	12/31/06	4.8	03/06/07

			Incorporated by reference
		Filed		Period
Exhibit	Description	herewith	Form	ending	Exhibit	Filing date

10.1**	License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.		10-K	12/31/99	3.28	03/30/00

10.2**	Amendment No. 1, dated February 28, 2000, to License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.		10-K	12/31/99	3.29	03/30/00

10.3*	Employment Agreement as of February 28, 2006 between John (Johnny) F. Norris Jr. and Fuel Tech, Inc.		10-K	12/31/05	3.18	03/10/06

10.4*	Amendment to Employment Agreement as of February 28, 2007 between John (Johnny) F. Norris Jr. and Fuel Tech, Inc.		10-K	12/31/07	10.5	03/05/08

10.5	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.		8-K		99.1	02/07/07

10.6**	Restated Supply Agreement, dated March 4, 2009, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, LLC.		10-K	12/31/08	10.7	03/05/09

10.7	Asset Purchase Agreement, dated December 5, 2008, among Fuel Tech, Inc., Advanced Combustion Technology, Inc., Peter D. Marx, Robert W. Pickering and Charles E. Trippel.		10-K	12/31/08	10.8	03/05/09

10.8*	Employment Agreement, dated April 30, 2008, between John P. Graham and Fuel Tech, Inc.		10-Q	09/30/09	10.1	11/04/09

10.9*	Employment Agreement, dated February 1, 1998, between Stephen P. Brady and Fuel Tech, Inc.		10-Q	09/30/09	10.2	11/04/09

10.10*	Employment Agreement, dated 10/31/1998, between William E. Cummings, Jr. and Fuel Tech, Inc.	X

10.11	Credit Agreement, dated as of June 30, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	09/30/09	10.5	11/04/09

10.12	First Amendment to Credit Agreement, dated as of October 5, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	09/30/09	10.6	11/04/09

10.13	Second Amendment to Credit Agreement, dated as of November 4, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	09/30/09	10.7	11/04/09

10.14	Sublease Agreement, dated December 9, 2009, between Fuel Tech, Inc. and American Bailey Corporation	X

10.15*	2010 Executive Officer Incentive Plan of Fuel Tech, Inc.	X

10.16*	Fuel Tech, Inc. 2010 Senior Vice President Sales FUEL CHEM® Incentive Plan	X

10.17*	Fuel Tech, Inc. 2010 Senior Vice President Sales APC Incentive Plan	X

10.18	Corporate Incentive Plan of Fuel Tech, Inc.		8-K		99.1	03/19/09

23.1	Consent of Independent Registered Public Accounting Firm.	X

Incorporated by reference
		Filed		Period
Exhibit	Description	herewith	Form	ending	Exhibit	Filing date
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Chief Executive Officer, and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES AND CERTIFICATIONS
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.
Date: March 4, 2010	By:	/s/ John F. Norris Jr.
John F. Norris Jr.
Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2010	By:	/s/ John P. Graham
John P. Graham
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.
Date: March 4, 2010

Signature	Title

/s/ Douglas G. Bailey Douglas G. Bailey	Chairman and Director

/s/ Ralph E. Bailey Ralph E. Bailey	Director and Chairman Emeritus

/s/ Miguel Espinosa Miguel Espinosa	Director

/s/ Charles W. Grinnell Charles W. Grinnell	Director

/s/ Thomas L. Jones Thomas L. Jones	Director

/s/ John D. Morrow John D. Morrow	Director

/s/ John F. Norris Jr.	Director, President and Chief Executive Officer
John F. Norris Jr.	(Principal Executive Officer)

/s/ Thomas S. Shaw, Jr. Thomas S. Shaw, Jr.	Director

/s/ Delbert L. Williamson Delbert L. Williamson	Director

/s/ Ellen T. Albrecht	Vice President and Controller
Ellen T. Albrecht	(Controller)

/s/ John P. Graham	Sr. Vice President, Chief Financial Officer and Treasurer
John P. Graham	(Principal Financial Officer)