Form 10-Q
period 2010-03-31
FUEL TECH, INC.
filed 2010-05-06
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2010 there were outstanding 24,213,467 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the three-month period ended March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note B)
Assets
Current assets:
Restricted cash	$75	$200
Cash and cash equivalents	21,432	20,965
Accounts receivable, net of allowance for doubtful accounts of $70 and $70, respectively	19,918	17,877
Inventories	806	450
Deferred income taxes	636	636
Prepaid expenses and other current assets	2,300	2,294

Total current assets	45,167	42,422

Equipment, net of accumulated depreciation of $15,050 and $14,562, respectively	14,925	15,549
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $3,036 and $2,817, respectively	6,530	6,749
Deferred income taxes	4,659	4,183
Other assets	2,405	2,308

Total assets	$94,737	$92,262

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2,925	$2,925
Accounts payable	5,671	5,824
Accrued liabilities:
Employee compensation	741	671
Other accrued liabilities	3,427	2,424

Total current liabilities	12,764	11,844

Other liabilities	2,221	2,196

Total liabilities	14,985	14,040

Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,211,967 and 24,211,967 shares issued, respectively	242	242
Additional paid-in capital	126,838	125,458
Accumulated deficit	(47,614)	(47,828)
Accumulated other comprehensive income	210	269
Nil coupon perpetual loan notes	76	81

Total shareholders’ equity	79,752	78,222

Total liabilities and shareholders’ equity	$94,737	$92,262

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31
	2010	2009

Revenues	$17,617	$17,317

Costs and expenses:
Cost of sales	9,500	11,374
Selling, general and administrative	7,480	8,254
Research and development	146	154

	17,126	19,782

Operating income/(loss)	491	(2,465)

Interest expense	(44)	(30)
Interest income	1	16
Other (expense)	(92)	(124)

Income/(Loss) before taxes	356	(2,603)

Income tax (expense)/benefit	(142)	1,041

Net income/(loss)	$214	$(1,562)

Net income/(loss) per Common Share:
Basic	$0.01	$(0.06)

Diluted	$0.01	$(0.06)

Weighted-average number of Common Shares outstanding:
Basic	24,212,000	24,112,000

Diluted	24,431,000	24,112,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31
	2010	2009
Operating activities
Net cash provided by operating activities	$685	$6,504

Investing activities
Acquisition of business	—	(22,490)
Decrease in restricted cash	125	—
Purchases of equipment and patents	(307)	(883)

Net cash used in investing activities	(182)	(23,373)

Financing activities
Proceeds from short-term borrowings	—	3
Issuance of deferred shares	28	21
Proceeds from exercise of stock options and warrants	—	27
Redemption of nil coupon loan note	(5)	—

Net cash provided by financing activities	23	51

Effect of exchange rate fluctuations on cash	(59)	(15)

Net increase (decrease) in cash and cash equivalents	467	(16,833)

Cash and cash equivalents at beginning of period	20,965	28,149

Cash and cash equivalents at end of period	$21,432	$11,316

Supplemental disclosure of cash flow information:
Increase in contingent consideration payable		$2,307
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(in thousands, except share and per-share data)
(Unaudited)
Note A: Nature of Business
Fuel Tech, Inc. (Fuel Tech or the Company) is a fully integrated company that uses a suite of advanced technologies to provide boiler optimization, efficiency improvement and air pollution reduction and control solutions to utility and industrial customers worldwide. Originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., Fuel Tech became domesticated in the United States on September 30, 2006, and continues as a Delaware corporation with its corporate headquarters at 27601 Bella Vista Parkway, Warrenville, Illinois, 60555-1617. Fuel Tech maintains an Internet website at www.ftek.com. Fuel Tech’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available through our website as soon as reasonably practical after electronically filed or furnished to the Securities and Exchange Commission. Also available on the Fuel Tech’s website are the Company’s Corporate Governance Guidelines and Code of Ethics and Business Conduct, as well as the charters of the Audit and Compensation & Nominating committees of the Board of Directors. All of these documents are available in print without charge to stockholders who request them. Information on our website is not incorporated into this report.
Fuel Tech’s special focus is the worldwide marketing of its nitrogen oxide (NOx) reduction and FUEL CHEM® processes. The Air Pollution Control (APC) technology segment reduces NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources by utilizing combustion optimization techniques and Low NOx and Ultra Low NOx Burners; Over-Fire Air systems, NOxOUT® and HERT™ High Energy Reagent Technology™ SNCR systems; systems that incorporate ASCR™ (Advanced Selective Catalytic Reduction) technology including CASCADE™; ULTRA™ and NOxOUT-SCR® processes; and Ammonia Injection Grids (AIG) and the Graduated Straightening Grid (GSG™). The FUEL CHEM® technology segment improves the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling and corrosion, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide, NOx and unburned carbon in fly ash through the addition of chemicals into the fuel or via TIFI® Targeted In-Furnace Injection™ programs. Fuel Tech has other technologies, both commercially available and in the development stage, all of which are related to APC and FUEL CHEM technology segments or are similar in their technological base. Fuel Tech’s business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.
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
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on
Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

Note C: Revenue Recognition Policy
Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the APC technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Revisions in completion estimates and contract values in the period in which the facts giving rise to the revisions become known can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of March 31, 2010 the Company had one construction contract in progress that was identified as a loss contract in the amount of $171.
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
As part of a majority of its contractual APC project agreements, Fuel Tech will agree to customer-specific acceptance criteria that relate to the operational performance of the system that is being sold. These criteria are determined based on mathematical modeling that is performed by Fuel Tech personnel, which is based on operational inputs that are provided by the customer. The customer will warrant that these operational inputs are accurate as they are specified in the binding contractual agreement. Further, the customer is solely responsible for the accuracy of the operating condition information; all performance guarantees and equipment warranties granted by us are void if the operating condition information is inaccurate or is not met.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At March 31, 2010 and December 31, 2009, unbilled receivables were approximately $7,963 and $8,466, respectively. Billings in excess of costs and estimated earnings on uncompleted contracts were $672 and $373, at March 31, 2010 and December 31, 2009, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheet.
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

Note F: Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010	2009
Basic weighted-average shares	24,212,000	24,112,000
Conversion of unsecured loan notes	7,000	—
Unexercised options and warrants	212,000	—

Diluted weighted-average shares	24,431,000	24,112,000

Note G: Total Comprehensive Income (Loss)
Total comprehensive income (loss) for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

	Three Months Ended March 31
	2010	2009

Comprehensive income:

Net income/(loss)	$214	($1,562)

Foreign currency translation	(59)	(15)

	$155	($1,577)

Note H: Stock-Based Compensation
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At March 31, 2010, Fuel Tech has 467,000 stock options available for issuance under the Incentive Plan.
Fuel Tech utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants. The Company recorded stock-based compensation expense for the three-month periods ended March 31, 2010 and 2009 of $1,352 and $1,396, respectively.
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

Stock option activity for Fuel Tech’s Incentive Plan for the three months ended March 31, 2010 was as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining		Aggregate
	of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value

Outstanding on January 1, 2010	3,051,125	$15.28
Granted	—	—
Exercised	—	—
Expired or forfeited	(125,750)	$17.56

Outstanding on March 31, 2010	2,925,375	$15.18	6.7	years	$1,866

Exercisable on March 31, 2010	2,006,000	$14.55	6.0	years	$1,866
Non-vested stock award activity for all plans for the three months ended March 31, 2010 was as follows:

Non-vested
Stock
Outstanding
Outstanding on January 1, 2010	1,267,125
Granted	—
Released	(231,000)
Expired or forfeited	(116,750)

Outstanding on March 31, 2010	919,375

As of March 31, 2010, there was $6,727 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a period of four years.
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). This Deferred Plan, as originally approved, provided for deferral of directors’ fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout. In the second quarter of 2007, Fuel Tech obtained stockholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock. Under the guidance of ASC 718-10, this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock, as equity awards as opposed to liability awards. For the three months ended March 31, 2010, Fuel Tech recorded stock-based compensation expense of $28 with a credit of the same amount to additional paid-in capital representing the fair value of the stock awards granted.
At March 31, 2010, Fuel Tech had 2,362,000 stock options with exercise prices per share that were not dilutive for the purpose of inclusion in the calculation of diluted earnings per share.
Note I: Debt
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2010, there were no outstanding borrowings on this Facility.
At its inception, the Facility contained several debt covenants with which the Company must comply on a quarterly or annual basis, including: an annual capital expenditure limit of $10,000 and a minimum net income for the quarterly period ended September 31, 2009 of $750. For subsequent periods, the Facility covenants included an annual capital expenditure limited of $10,000, a maximum funded debt to EBITDA ratio of 2.75:1.0 for the quarterly period ended March 31, 2010 and a maximum funded debt to EBITDA ratio of 1.5:1.0 for all succeeding quarterly periods until the facility expires. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, and depreciation and amortization expenses. In addition, the Company must maintain a minimum tangible net worth of $42,000, adjusted upward for 50% of net income generated and 100% of all capital issuances.
As of March 31, 2010, the Company was in compliance with all debt covenants of the Facility, including a year-to-date capital expenditure amount of $307 and a tangible net worth amount of $52,171 which was above the required amount of $49,064 by $3,107.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,000), which expires on June 30, 2010. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2010, Beijing Fuel Tech has borrowings outstanding in the amount $2,925, which bears interest at 5.8% .
At March 31, 2010, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $963 in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2010, there were no cash borrowings under the revolving credit facility and approximately $24,037 was available.
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
Note J: Business Segment and Geographic Disclosures
Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:
•	The Air Pollution Control technology segment, which includes the Low- and Ultra-low NOx Burners, over-fire air systems, HERT system, NOxOUT®, CASCADE™, AIG, GSG™, ULTRA™ and NOxOUT-SCR® processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources; and
•	The FUEL CHEM® technology segment, which uses chemical processes for the control of slagging, fouling, corrosion, opacity, acid plume and sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the fuel using TIFI® Targeted In-Furnace Injection™ technology.
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

Reporting segment revenues and gross margin are provided below.

Three months ended	Air Pollution	FUEL CHEM®
March 31, 2010	Control Segment	Segment	Other	Total
Revenues from external customers	$8,214	$9,403	$—	$17,617
Cost of sales	5,258	4,242	—	9,500
Gross margin	2,956	5,161	—	8,117
Selling, general and administrative	—	—	7,480	7,480
Research and development	—	—	146	146
Operating income (loss)	$2,956	$5,161	($7,626)	$491

Three months ended	Air Pollution	FUEL CHEM
March 31, 2009	Control Segment	Segment	Other	Total
Revenues from external customers	$8,820	$8,497	$—	$17,317
Cost of sales	6,319	5,055	—	11,374
Gross margin	2,501	3,442	—	5,943
Selling, general and administrative	—	—	8,254	8,254
Research and development	—	—	154	154
Operating income (loss)	$2,501	$3,442	($8,408)	($2,465)
Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended March 31
	2010	2009
Revenues:
United States	$15,041	$14,338
Foreign	2,576	2,979

	$17,617	$17,317

	March 31,	December 31,
	2010	2009
Assets:
United States	$84,497	$82,261
Foreign	10,240	10,001

	$94,737	$92,262

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
Changes in the warranty liability for the three months ended March 31, 2010 are summarized below:

Aggregate product warranty liability at January 1, 2010	$199
Aggregate accruals related to product warranties	30
Aggregate reductions for payments	(35)

Aggregate product warranty liability at March 31, 2010	$194

Note L: Income Tax
Fuel Tech had unrecognized tax benefits as of December 31, 2009 in the amount of $870. This amount included $840 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. There has been no material changes in unrecognized tax benefits during the quarter ended March 31, 2010.
Note M: Recently Adopted Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (FASB) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the quarter ended March 31, 2010.
In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance became effective for Fuel Tech on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for Fuel Tech on January 1, 2011, and did not have a material impact on the Company’s consolidated financial statements. The guidance pertaining to the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements is not expected to have a material impact on the Company’s consolidated financial statements.
Note N: Business Acquisitions
Fuel Tech accounts for its acquisitions as purchases in accordance with ASC 805. Accordingly, in connection with each acquisition, the purchase price is allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition.
Advanced Combustion Technology, Inc.
On January 5, 2009, Fuel Tech completed its acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. (ACT or the ACT Acquisition) for approximately $22,500 in cash, including transaction costs, plus future consideration if certain financial performance is achieved. In connection with the final determination of the Adjustment Calculation (as defined in the asset purchase agreement) related to the net working capital amount, Fuel Tech paid ACT an additional $1,523 on July 23, 2009. All of the goodwill recognized is expected to be deductible for income tax purposes. Operating results related to the acquisition of substantially all of the assets of ACT and all of the related goodwill are reported as part of the APC Technology segment. Acquisition related costs, including out-of-pocket expenses related to the transaction, were insignificant.
Below is a breakdown of amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed as a result of the Company’s acquisition of ACT:

Identifiable assets acquired and
liabilities assumed
Accounts receivable	5,928
Identifiable intangible assets	5,817
Other assets	247
Contingent consideration	2,307
Accounts payable	(2,673)
Other current liabilities	(402)
Total identifiable net assets	8,917
Goodwill	15,880
Total net assets recorded	24,797
At March 31, 2009, the Company recorded a contingent consideration accrual representing the fair value, weighted-average probability of future consideration expected to be paid in connection with the acquisition of substantially all of the assets of ACT of $2,307. The contingent consideration arrangement requires the Company to pay ACT a pro rata amount of up to $4,000 annually for the achievement of a minimum annual gross margin dollar level (the Hurdle) of $10,000, $11,000 and $12,000 in fiscal 2009, 2010 and 2011, respectively. In addition, the Company is required to pay ACT thirty-five percent (35%) of all qualifying gross margin dollars above the annual Hurdle rate for each of the three years. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $4,000 in any one year, and $0 and $12,000 in total, not including the amount related to the thirty-five percent (35%) sharing of qualifying gross margin dollars above the pre-determined Hurdle. The fair value of the contingent consideration arrangement of $2,307 was calculated using a probability of payout for each of the three years and included only twenty-five percent (25%) of the weighted-average, probable three-year aggregate payout as up to seventy-five percent (75%) of the contingent consideration is subject to forfeiture.
Note O: Goodwill
Goodwill is allocated to each of Fuel Tech’s reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Fuel Tech has two reporting units which are reported in the FUEL CHEM segment and the APC technology segment. As of March 31, 2010 and December 31, 2009, goodwill allocated to the FUEL CHEM technology segment was $1,723 and $1,723, respectively, while goodwill allocated to the APC Technology segment was $19,328 and $19,328, respectively.

FUEL TECH, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three months ended March 31, 2010 and 2009 were $17,617 and $17,317, respectively. The 2% increase versus the prior year is due primarily due to the FUEL CHEM technology segment.
The Air Pollution Control (APC) technology segment generated revenues of $8,214 for the three months ended March 31, 2010, a decrease of $606, or 7%, from the prior year due to an across-the-board slowdown of capital project orders for pollution control equipment from our customer base. The decline can be attributed to the on-going regulatory uncertainty after the July 2008 decision by the U.S. District of Columbia Court of Appeals (the “Court”) to vacate the Clean Air Interstate Rule (CAIR) and the pending future of the remanded Rule, which is now scheduled for mid year 2010. The sluggish economy has reduced electrical demand by industrial customers, has resulted in lowered utility emission levels and allowed utilities to defer APC projects. In addition this economy decreased the cash flows and earnings for utilities and industrial customers and necessitated certain deferrals of their capital project spending and resulted in a suppressed level of orders for Fuel Tech’s APC segment in the first quarter of 2010. The Company expects APC orders to increase substantially in the latter half of 2010.
Consolidated APC backlog at March 31, 2010 was $21,000 versus backlog at March 31, 2009 of approximately $14,300. Substantially all of the backlog as of March 31, 2010 should be recognized as revenue in fiscal 2010, although the timing of such revenue recognition in 2010 is subject to the timing of the expenses incurred on existing projects.
The FUEL CHEM technology segment generated revenues of $9,403 for the three months ended March 31, 2010, an increase of $906, or 11%, versus the prior year. This increase is primarily attributed to the recognition of $2,000 in risk share revenue from a successful FUEL CHEM demonstration performed in 2009. Despite a flat year in 2009 in terms of revenues generated, the near-term decrease in demand for electricity, largely related to the U.S. economic recession, has dictated that certain Fuel Tech customers shut down or scale back certain boiler operations. This, in turn, has resulted in certain FUEL CHEM programs being temporarily turned off or being operated at reduced levels. Despite the near-term economic environment, the marketplace acceptance for Fuel Tech’s patented TIFI® Targeted In-Furnace Injection™ technology remains strong, both domestically and abroad, particularly on coal-fired units, which represent the largest market opportunity for the technology.
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
Cost of sales as a percentage of revenue for the quarters ended March 31, 2010 and 2009 was 54% and 66%, respectively. The cost of sales percentage for the APC technology segment decreased to 64% from 72% in the comparable prior-year period, primarily due to an increase in higher margin project mix. For the FUEL CHEM technology segment, the cost of sales percentage decreased to 45% from 59% for the comparable prior-year quarter due to a reduction in variable costs related to operating customer units. FUEL CHEM gross margins increased to 55% primarily due to the recognition of $2,000 in risk share revenue from a successful demonstration program. As this risk share payment was contingent in nature, costs associated with this demonstration program were recognized in the prior period.
Selling, general and administrative expenses (SG&A) for the quarters ended March 31, 2010 and 2009 were $7,480 and $8,254, respectively. Of the $774 decrease in SG&A for the quarter versus the prior year, $507 is due to the reduction and restructuring of the workforce that became effective during the second half of 2009. Also contributing to this decrease was $434 in outside fees/services due to cost containment measures and a $95 in space rental that was eliminated in 2009 due to the purchase and relocation of the corporate headquarters. Partially offsetting these amounts was an increase of $269 in expenses related to our China subsidiary as overall business activity has increased significantly as evidenced by recent announced contracts.
Research and development expenses for the quarters ended March 31, 2010 and 2009 were $146 and $154, respectively. The Company has maintained its R&D expenditures at a conservative level in the wake of the current economic environment. Fuel Tech continues its efforts in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

The $32 change in other (income)/expense is due largely to the impact of foreign exchange rates related to balances denominated in foreign currencies along with a loss on write-off of assets located at the Company’s prior headquarters facility.
Income tax (expense)/benefit for the quarters ended March 31, 2010 and 2009 was ($142) and $1,041, respectively, and reflective of the Company’s net income or loss for the respective quarters.
Liquidity and Sources of Capital
At March 31, 2010, Fuel Tech had cash and cash equivalents and short-term investments of $21,432 and working capital of $32,403 versus $20,965 and $30,578 at December 31, 2009, respectively. Operating activities generated $685 of cash for the three months ended March 31, 2010, primarily due to the add back of non-cash items including stock compensation expense of $1,352, depreciation expense of $939 and amortization expense of $219, and decreases in accounts receivable, inventory and prepaid expenses of $2,041, $355, and $116, respectively. Partially offsetting these items were a decrease in accounts payable of $153, due to timing of vendor payments, and a decrease in income tax provision of $476.
Investing activities used cash of $182 during the three months ended March 31, 2010, the majority of which was used for capital expenditures, primarily to support and enhance the operations of the FUEL CHEM technology segment.
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2010, there were no outstanding borrowings on this Facility.
At its inception, the Facility contained several debt covenants with which the Company must comply on a quarterly or annual basis, including: an annual capital expenditure limit of $10,000 and a minimum net income for the quarterly period ended September 31, 2009 of $750. For subsequent periods, the Facility covenants included an annual capital expenditure limited of $10,000, a maximum funded debt to EBITDA ratio of 2.75:1.0 for the quarterly period ended March 31, 2010 and a maximum funded debt to EBITDA ratio of 1.5:1.0 for all succeeding quarterly periods until the facility expires. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, and depreciation and amortization expenses. In addition, the Company must maintain a minimum tangible net worth of $42,000, adjusted upward for 50% of net income generated and 100% of all capital issuances.
As of March 31, 2010, the Company was in compliance with all debt covenants of the Facility, including a year-to-date capital expenditure amount of $307 and a tangible net worth amount of $52,171 which was above the required amount of $49,064 by $3,107.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the “China Facility”) agreement with JPM Chase for RMB 35 million (approximately $5,000), which expires on June 30, 2010. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2010, Beijing Fuel Tech has borrowings outstanding in the amount $2,925, which bears interest at 5.8%.
At March 31, 2010, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $963 in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2010, there were no cash borrowings under the revolving credit facility and approximately $24,037 was available.
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
The Company generated cash from financing activities during the three months ended March 31, 2010 of $23, primarily from the non cash stock based compensation from the issuance of directors’ deferred shares of stock.

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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note K. The change in the warranty liability balance during the three months ended March 31, 2010 was not material.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2009 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.
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
There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2009 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 6.	Exhibits
a.	Exhibits (all filed herewith)

10.1	Transition Agreement, dated April 1, 2009, between Fuel Tech, Inc. and John F. Norris Jr.
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President and Controller (Principal Financial Officer)