Form 10-Q
period 2010-06-30
FUEL TECH, INC.
filed 2010-08-09
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of July 10, 2010 there were outstanding 24,213,467 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the six-month period ended June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note B)
Assets
Current assets:
Restricted cash	$—	$200
Cash and cash equivalents	21,066	20,965
Accounts receivable, net of allowance for doubtful accounts of $72 and $70, respectively	22,310	17,877
Inventories	445	450
Deferred income taxes	636	636
Prepaid expenses and other current assets	2,095	2,294

Total current assets	46,552	42,422

Equipment, net of accumulated depreciation of $15,723 and $14,562, respectively	14,536	15,549
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $3,260 and $2,817, respectively	6,358	6,749
Deferred income taxes	5,070	4,183
Other assets	2,447	2,308

Total assets	$96,014	$92,262

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2,203	$2,925
Accounts payable	5,836	5,824
Accrued liabilities:
Employee compensation	1,572	671
Other accrued liabilities	3,575	2,424

Total current liabilities	13,186	11,844

Other liabilities	2,243	2,196

Total liabilities	15,429	14,040

Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,213,467 and 24,211,967 shares issued, respectively	242	242
Additional paid-in capital	128,038	125,458
Accumulated deficit	(47,923)	(47,828)
Accumulated other comprehensive income	152	269
Nil coupon perpetual loan notes	76	81

Total shareholders’ equity	80,585	78,222

Total liabilities and shareholders’ equity	$96,014	$92,262

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Revenues	$18,902	$18,922	$36,519	$36,239

Costs and expenses:
Cost of sales	11,067	10,378	20,567	21,752
Selling, general and administrative	8,018	8,876	15,498	17,130
Research and development	165	77	311	231

	19,250	19,331	36,376	39,113

Operating (loss) income	(348)	(409)	143	(2,874)

Interest expense	(33)	(26)	(77)	(56)
Interest income	1	7	2	23
Other expense	(166)	(38)	(258)	(162)

Loss before taxes	(546)	(466)	(190)	(3,069)

Income tax benefit	237	188	95	1,229

Net loss	$(309)	$(278)	$(95)	$(1,840)

Net loss per Common Share:
Basic	$(0.01)	$(0.01)	$(0.00)	$(0.08)

Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.08)

Weighted-average number of Common Shares outstanding:
Basic	24,215,000	24,126,000	24,213,000	24,119,000

Diluted	24,215,000	24,126,000	24,213,000	24,119,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30
	2010	2009
Operating activities
Net cash provided by operating activities	$1,327	$4,691

Investing activities
Acquisition of business	—	(19,328)
Reduction in restricted cash	200	—
Purchases of property, equipment and intangible assets	(642)	(1,540)

Net cash used in investing activities	(442)	(20,868)

Financing activities
(Payments) proceeds of/from short-term borrowings	(722)	3
Issuance of deferred shares	50	43
Proceeds from exercise of stock options and warrants	10	124
Redemption of nil coupon loan note	(5)	—

Net cash (used in) provided by financing activities	(667)	170

Effect of exchange rate fluctuations on cash	(117)	35

Net increase (decrease) in cash and cash equivalents	101	(15,972)

Cash and cash equivalents at beginning of period	20,965	28,149

Cash and cash equivalents at end of period	$21,066	$12,177

Supplemental disclosure of cash flow information:
Increase in contingent consideration payable	$—	$2,307
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the APC technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Revisions in completion estimates and contract values in the period in which the facts giving rise to the revisions become known can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of June 30, 2010 the Company had one construction contract in progress that was identified as a loss contract in the amount of $348.
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
Fuel Tech has installed over 580 units with APC technology. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At June 30, 2010 and December 31, 2009, unbilled receivables were approximately $10,973 and $8,466, respectively. Billings in excess of costs and estimated earnings on uncompleted contracts were $526 and $373, at June 30, 2010 and December 31, 2009, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheet.
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

Note F: Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Basic weighted-average shares	24,215	24,126	24,213	24,119
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and warrants	—	—	—	—

Diluted weighted-average shares	24,215	24,126	24,213	24,119

Note G: Total Comprehensive (Loss)
Total comprehensive loss for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Comprehensive loss:
Net loss	$(309)	$(278)	(95)	$(1,840)
Foreign currency translation	(58)	50	(117)	35

	$(367)	$(228)	(212)	$(1,805)

Note H: Stock-Based Compensation
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At June 30, 2010, Fuel Tech has 515,000 stock options available for issuance under the Incentive Plan.
Fuel Tech utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants. The Company recorded stock-based compensation expense for the three- and six-month periods ended June 30, 2010 of $1,167 and $2,519, respectively. Fuel Tech recorded $1,770 and $3,166 in stock-based compensation expense for the comparable periods in 2009.
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
Based on the results of the model, the weighted-average fair value of the stock options granted during the six-month period ended June 30, 2010 was $3.27 per share using the following assumptions:

2010
Expected dividend yield	0.00%

Risk-free interest rate	1.92%

Expected volatility	67.94%

Expected life of option	5.5 years

Stock option activity for Fuel Tech’s Incentive Plan for the six months ended June 30, 2010 was as follows:

	Number	Weighted-	Weighted- Average
	of	Average	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding on January 1, 2010	3,051,125	$15.28
Granted	70,000	$5.50
Exercised	1,500	$6.35
Expired or forfeited	(249,250)	$17.16

Outstanding on June 30, 2010	2,870,375	$14.89	6.4 years	$920

Exercisable on June 30, 2010	2,082,500	$14.30	5.8 years	$920
Non-vested stock award activity for all plans for the six months ended June 30, 2010 was as follows:

Non-vested
Stock
Outstanding
Outstanding on January 1, 2010	1,267,125
Granted	70,000
Released	(326,000)
Expired or forfeited	(223,250)

Outstanding on June 30, 2010	787,875

As of June 30, 2010, there was $5,511 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a period of four years.
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). This Deferred Plan, as originally approved, provided for deferral of directors’ fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout. In the second quarter of 2007, Fuel Tech obtained stockholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock. Under the guidance of ASC 718-10, this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock, as equity awards as opposed to liability awards. For the six months ended June 30, 2010, Fuel Tech recorded stock-based compensation expense of $50 with a credit of the same amount to additional paid-in capital representing the fair value of the stock awards granted.
At June 30, 2010, Fuel Tech had 2,264,000 stock options with exercise prices per share that were not dilutive for the purpose of inclusion in the calculation of diluted earnings per share.
Note I: Debt
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of June 30, 2010, there were no outstanding borrowings on this Facility.

At its inception, the Facility contained several debt covenants with which the Company must comply on a quarterly or annual basis, including: an annual capital expenditure limit of $10,000 and a minimum net income for the quarterly period ended September 30, 2009 of $750. For subsequent periods, the Facility covenants included an annual capital expenditure limited of $10,000, a maximum funded debt to EBITDA ratio of 2.75:1.0 for the quarterly period ended June 30, 2010 and a maximum funded debt to EBITDA ratio of 1.5:1.0 for all succeeding quarterly periods until the facility expires. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, and depreciation and amortization expenses. In addition, the Company must maintain a minimum tangible net worth of $42,000, adjusted upward for 50% of net income generated and 100% of all capital issuances.
As of June 30, 2010, the Company was in compliance with all debt covenants of the Facility, including a year-to-date capital expenditure amount of $642 and a tangible net worth amount of $53,174 which was above the required amount of $50,262 by $2,912.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the China Facility) agreement with JPM Chase for RMB 45 million (approximately $6,600), which expires on June 30, 2011. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2010, Beijing Fuel Tech has borrowings outstanding in the amount $2,203, which bears interest at 5.8% .
At June 30, 2010, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $1,299 in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2010, there were no cash borrowings under the revolving credit facility and approximately $23,701 was available.
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

Three months ended	Air Pollution
June 30, 2010	Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$9,291	$9,611	$—	$18,902
Cost of sales	6,046	5,021	—	11,067
Gross margin	3,245	4,590	—	7,835
Selling, general and administrative	—	—	8,018	8,018
Research and development	—	—	165	165
Operating income (loss)	$3,245	$4,590	$8,183	$(348)

Three months ended	Air Pollution
June 30, 2009	Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$9,177	$9,745	$—	$18,922
Cost of sales	4,688	5,690	—	10,378
Gross margin	4,489	4,055	—	8,544
Selling, general and administrative	—	—	8,876	8,876
Research and development	—	—	77	77
Operating income (loss)	$4,489	$4,055	$8,953	$(409)

Six months ended	Air Pollution
June 30, 2010	Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$17,505	$19,014	$—	$36,519
Cost of sales	11,304	9,263	—	20,567
Gross margin	6,201	9,751	—	15,952
Selling, general and administrative	—	—	15,498	15,498
Research and development	—	—	311	311
Operating income (loss)	$6,201	$9,751	$15,809	$143

Six months ended	Air Pollution
June 30, 2009	Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$17,997	$18,242	$—	$36,239
Cost of sales	11,007	10,745	—	21,752
Gross margin	6,990	7,497	—	14,487
Selling, general and administrative	—	—	17,130	17,130
Research and development	—	—	231	231
Operating income (loss)	$6,990	$7,497	$17,361	$(2,874)

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Revenues:
United States	$14,461	$14,722	$29,502	$29,060
Foreign	4,441	4,200	7,017	7,179

	$18,902	$18,922	$36,519	$36,239

	June 30,	December 31,
	2010	2009
Assets:
United States	$85,696	$82,261
Foreign	10,318	10,001

	$96,014	$92,262

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
Changes in the warranty liability for the six months ended June 30, 2010 are summarized below:

Aggregate product warranty liability at January 1, 2010	$199
Aggregate accruals related to product warranties	60
Aggregate reductions for payments	(57)

Aggregate product warranty liability at June 30, 2010	$202

Note L: Income Tax
Fuel Tech had unrecognized tax benefits as of December 31, 2009 in the amount of $870. This amount included $840 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. There have been no material changes in unrecognized tax benefits during the six months ended June 30, 2010.

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
Note O: Goodwill
Goodwill is allocated to each of Fuel Tech’s reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Fuel Tech has two reporting units which are reported in the FUEL CHEM segment and the APC technology segment. As of June 30, 2010 and December 31, 2009, goodwill allocated to the FUEL CHEM technology segment was $1,723 and $1,723, respectively, while goodwill allocated to the APC Technology segment was $19,328 and $19,328, respectively.

FUEL TECH, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three months ended June 30, 2010 and 2009 were $18,902 and $18,922, respectively, while revenues for the six months ended June 30, 2010 and 2009 were $36,519 and $36,239, respectively. While revenues for the quarter and year-to-date remain flat, total revenues reflect an increase in FUEL CHEM technology segment revenues partially offset by lower APC technology segment revenues.
The Air Pollution Control (APC) technology segment generated revenues of $9,291 and $17,505 for the three- and six-month periods ended June 30, 2010, respectively, an increase of $114, or 1%, and a decrease of $492, or 3%, from the respective prior year periods due to timing of completion on existing capital project orders for pollution control equipment. While revenues are down from the prior year, this segment remains uniquely positioned to capitalize on the next phase of increasingly stringent U.S. air quality standards, specifically on NOx control. Interest in Fuel Tech’s suite of pollution control technologies, on both a new and retrofit basis, remains strong, both domestically and abroad.
Consolidated APC backlog at June 30, 2010 was $20,734 versus backlog at June 30, 2009 of approximately $13,632. Substantially all of the backlog as of June 30, 2010 should be recognized as revenue in fiscal 2010, although the timing of such revenue recognition in 2010 is subject to the timing of the expenses incurred on existing projects.
The FUEL CHEM technology segment generated revenues of $9,611 and $19,014 for the three- and six-month periods ended June 30, 2010, respectively, a decrease of $134, or 1%, and an increase $772, or 4%, versus the respective prior year periods. This year-to-date increase is primarily due to revenue from a new commercial customer with a one-time risk share payment relating to a successful demonstration performed in the prior year. Despite a flat year in 2009, both in terms of revenues generated and new FUEL CHEM customer units added, the marketplace acceptance for Fuel Tech’s patented TIFI™ Targeted In-Furnace Injection™ technology remains strong, which represent the largest market opportunity for the technology.
Cost of sales as a percentage of revenue for the three months ended June 30, 2010 and 2009 was 59% and 55%, respectively. The cost of sales percentage for the APC technology segment increased to 65% from 51% in the comparable prior-year period, primarily due to the mix of lower margin products within the technology segment. For the FUEL CHEM technology segment, the cost of sales percentage decreased to 52% from 58% for the comparable prior-year quarter. This decrease was primarily due to international demonstration costs that were incurred in the second quarter of 2009.
Cost of sales as a percentage of revenue for the six months ended June 30, 2010 and 2009 was 56% and 60%, respectively. The cost of sales percentage for the APC technology segment increased from 61% to 65%. For the FUEL CHEM technology segment, the cost of sales percentage decreased to 49% from 59% for the comparable six-month quarter. This decrease was primarily due to recognition of a one time risk share payment for a substantial demonstration program recognized in the first quarter of 2010 from a demonstration program completed in 2009.
Selling, general and administrative expenses (SG&A) for the quarters ended June 30, 2010 and 2009 were $8,018 and $8,876, respectively. Of the $858 decrease in SG&A for the quarter versus the prior year, $603 is related to stock compensation expense, while $360 is related to the reallocation of resources within the company. Of the $1,632 increase in SG&A expenses for the six-month period ended June 30, 2009, $1,655 is relates to the aforementioned reasons.
Research and development (R&D) expenses for the three months ended June 30, 2010 and 2009 were $165 and $77, respectively, while R&D expenditures for the six months ended June 30, 2010 and 2009 were $311 and $231, respectively. The Company’s increased expenses are due to an increased effort in expanding it’s offerings on the FUEL CHEM technology segment
Interest expense for the three- and six-month periods ended June 30, 2010 of $33 and $77, respectively, is due to borrowings for the Beijing Fuel Tech Facility. A portion of the borrowings was repaid during the second quarter of 2010.
The income tax benefit for the three- and six-month periods ended June 30, 2010 and 2009 were $237 and $188 and $95 and $1,229, respectively, reflecting the Company’s pre-tax loss position, respectively.

Liquidity and Sources of Capital
At June 30, 2010, Fuel Tech had cash and cash equivalents, short-term investments and restricted cash on hand of $21,066 and working capital of $33,366 versus $20,965 and $30,578 at December 31, 2009, respectively.
Operating activities provided $1,327of cash during the six-month period ended June 30, 2010, primarily due to the add back of non-cash items including stock compensation expense of $2,519, depreciation expense of $1,626, amortization expense of $443, and an increase in other noncurrent liabilities of $2,097. Partially offsetting these items was a decrease in income tax provision of $887 and $4,434 in accounts receivable.
Investing activities used cash of $442 during the six months ended June 30, 2010, the majority of which was used for capital expenditures, primarily to support and enhance the operations of the FUEL CHEM technology segment.
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of June 30, 2010, there were no outstanding borrowings on this Facility.
At its inception, the Facility contained several debt covenants with which the Company must comply on a quarterly or annual basis, including: an annual capital expenditure limit of $10,000 and a minimum net income for the quarterly period ended September 31, 2009 of $750. For subsequent periods, the Facility covenants included an annual capital expenditure limited of $10,000, a maximum funded debt to EBITDA ratio of 2.75:1.0 for the quarterly period ended June 30, 2010 and a maximum funded debt to EBITDA ratio of 1.5:1.0 for all succeeding quarterly periods until the facility expires. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, and depreciation and amortization expenses. In addition, the Company must maintain a minimum tangible net worth of $42,000, adjusted upward for 50% of net income generated and 100% of all capital issuances.
As of June 30, 2010, the Company was in compliance with all debt covenants of the Facility, including a year-to-date capital expenditure amount of $642 and a tangible net worth amount of $53,174 which was above the required amount of $50,262 by $2,912.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the China Facility) agreement with JPM Chase for RMB 45 million (approximately $6,600), which expires on June 30, 2011. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2010, Beijing Fuel Tech has borrowings outstanding in the amount $2,203, which bears interest at 5.8% .
At June 30, 2010, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $1,299 in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2010, there were no cash borrowings under the revolving credit facility and approximately $23,701 was available.
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
The Company utilized cash from financing activities during the three months ended June 30, 2010 of $667, primarily from the repayment of a portion of the debt outstanding for the China facility. Offsetting this amount was $50 from non cash stock based compensation from the issuance of directors’ deferred shares of stock.

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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note K. The change in the warranty liability balance during the three months ended June 30, 2010 was not material.

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
Item 6. Exhibits
a.	Exhibits (all filed herewith)
10.1	Employment Agreement, dated August 2, 2010, between Fuel Tech, Inc, and David S. Collins

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)