Form 10-Q
period 2010-09-30
FUEL TECH, INC.
filed 2010-11-04
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 1, 2010 there were outstanding 24,213,467 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the nine-month period ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note B)
Assets
Current assets:
Restricted cash	$—	$200
Cash and cash equivalents	23,895	20,965
Accounts receivable, net of allowance for doubtful accounts of $72 and $70, respectively	22,312	17,877
Inventories	901	450
Deferred income taxes	636	636
Prepaid expenses and other current assets	2,377	2,294

Total current assets	50,121	42,422

Property and equipment, net of accumulated depreciation of $16,498 and $14,562, respectively	14,290	15,549
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $3,481 and $2,817, respectively	6,225	6,749
Deferred income taxes	5,482	4,183
Other assets	2,557	2,308

Total assets	$99,726	$92,262

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2,239	$2,925
Accounts payable	6,657	5,824
Accrued liabilities:
Employee compensation	2,090	671
Other accrued liabilities	3,688	2,424

Total current liabilities	14,674	11,844

Other liabilities	2,348	2,196

Total liabilities	17,022	14,040

Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,213,467 and 24,211,967 shares issued, respectively	242	242
Additional paid-in capital	129,238	125,458
Accumulated deficit	(47,109)	(47,828)
Accumulated other comprehensive income	257	269
Nil coupon perpetual loan notes	76	81

Total shareholders’ equity	82,704	78,222

Total liabilities and shareholders’ equity	$99,726	$92,262

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Revenues	$20,279	$16,475	$56,798	$52,714

Costs and expenses:
Cost of sales	11,496	10,034	32,063	31,786
Selling, general and administrative	7,808	8,000	23,306	25,130
(Gain) from revaluation of contingent performance obligation	(768)	(781)	(768)	(781)
Research and development	264	160	575	391

	18,800	17,413	55,176	56,526

Operating income (loss)	1,479	(938)	1,622	(3,812)

Interest expense	(33)	(27)	(110)	(83)
Interest income	4	7	6	30
Other income (expense)	89	(4)	(169)	(166)

Income (loss) before taxes	1,539	(962)	1,349	(4,031)

Income tax (expense) benefit	(722)	264	(627)	1,493

Net income (loss)	$817	$(698)	722	$(2,538)

Net income (loss) per Common Share:
Basic	$0.03	$(0.03)	$0.03	$(0.11)

Diluted	$0.03	$(0.03)	$0.03	$(0.11)

Weighted-average number of Common Shares outstanding:
Basic	24,213,000	24,142,000	24,213,000	24,127,000

Diluted	24,381,000	24,142,000	24,401,000	24,127,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30
	2010	2009
Operating activities
Net cash provided by operating activities	$4,654	$7,502

Investing activities
Acquisition of business	—	(20,186)
Decrease (Increase) in restricted cash	200	(881)
Purchases of property, equipment and intangible assets	(1,305)	(1,774)

Net cash used in investing activities	(1,105)	(22,841)

Financing activities
(Repayment of) proceeds from short-term borrowings	(686)	5
Issuance of deferred shares	74	63
Proceeds from exercise of stock options and warrants	10	251
Redemption of nil coupon loan note	(5)	—

Net cash (used in) provided by financing activities	(607)	319

Effect of exchange rate fluctuations on cash	(12)	74

Net increase (decrease) in cash and cash equivalents	2,930	(14,946)

Cash and cash equivalents at beginning of period	20,965	28,149

Cash and cash equivalents at end of period	$23,895	$13,203

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(in thousands, except share and per-share data)
Note A: Nature of Business
Fuel Tech, Inc. (Fuel Tech or the Company or “we”, “us”, or “our”) is a fully integrated company that uses a suite of advanced technologies to provide boiler optimization, efficiency improvement and air pollution reduction and control solutions to utility and industrial customers worldwide. Originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., Fuel Tech became domesticated in the United States on September 30, 2006, and continues as a Delaware corporation with its corporate headquarters at 27601 Bella Vista Parkway, Warrenville, Illinois, 60555-1617. Fuel Tech maintains an Internet website at www.ftek.com. Fuel Tech’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as amended (Exchange Act), are made available through our website as soon as reasonably practical after electronically filed or furnished to the Securities and Exchange Commission. Also available on Fuel Tech’s website are the Company’s Corporate Governance Guidelines and Code of Ethics and Business Conduct, as well as the charters of the Audit and Compensation & Nominating committees of the Board of Directors. All of these documents are available in print without charge to stockholders who request them. Information on our website is not incorporated into this report.
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
Note B: Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the balance sheet and results of operations for the periods covered have been included and all significant intercompany transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.
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
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the APC technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Revisions in completion estimates and contract values in the period in which the facts giving rise to the revisions become known can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of September 30, 2010 the Company had one construction contract in progress that was identified as a loss contract in the amount of $499.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At September 30, 2010 and December 31, 2009, unbilled receivables were approximately $10,417 and $7,814, respectively. Billings in excess of costs and estimated earnings on uncompleted contracts were $302 and $316, at September 30, 2010 and December 31, 2009, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheet.
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

Note F: Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options and warrants and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Basic weighted-average shares	24,213	24,142	24,213	24,127
Conversion of unsecured loan notes	7	—	7	—
Unexercised options and warrants	161	—	181	—

Diluted weighted-average shares	24,381	24,142	24,401	24,127

Note G: Total Comprehensive Income (Loss)
Total comprehensive income (loss) for Fuel Tech is comprised of net income (loss) and the impact of foreign currency translation as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Comprehensive income ( loss):
Net income (loss)	$817	$(698)	$722	$(2,538)
Foreign currency translation	105	39	(12)	74

	$922	$(659)	$710	$(2,464)

Note H: Stock-Based Compensation
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At September 30, 2010, Fuel Tech has 493,000 stock options available for issuance under the Incentive Plan.
Fuel Tech utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants. The Company recorded stock-based compensation expense for the three- and nine-month periods ended September 30, 2010 of $1,176 and $3,695, respectively. Fuel Tech recorded $1,462 and $4,628 in stock-based compensation expense for the comparable periods in 2009.
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
Based on the results of the model, the weighted-average fair value of the stock options granted during the nine-month period ended September 30, 2010 was $3.30 per share using the following assumptions:

2010
Expected dividend yield	0.00%

Risk-free interest rate	1.74%

Expected volatility	63.27%

Expected life of option	5.9 years

Stock option activity for Fuel Tech’s Incentive Plan for the nine months ended September 30, 2010 was as follows:

	Number	Weighted-	Weighted-Average
	of	Average	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding on January 1, 2010	3,051,125	$15.28
Granted	110,000	5.71
Exercised	(1,500)	6.35
Expired or forfeited	(263,500)	17.00

Outstanding on September 30, 2010	2,896,125	14.77	6.2 years	$999

Exercisable on September 30, 2010	2,146,875	14.50	5.6 years	$987
Non-vested stock award activity for all plans for the nine months ended September 30, 2010 was as follows:

Non-vested Stock Outstanding
Outstanding on January 1, 2010	1,267,125
Granted	110,000
Released	(394,625)
Expired or forfeited	(233,250)

Outstanding on September 30, 2010	749,250

As of September 30, 2010, there was $4,434 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a period of four years.
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). This Deferred Plan, as originally approved, provided for deferral of directors’ fees in the form of either cash with interest or as “phantom stock” units, in either case, however, to be paid out only as cash and not as stock at the elected time of payout. In the second quarter of 2007, Fuel Tech obtained stockholder approval for an amendment to the Deferred Plan to provide that instead of phantom stock units paid out only in cash, the deferred stock unit compensation may be paid out in shares of Fuel Tech Common Stock. Under the guidance of ASC 718-10, this plan modification required that Fuel Tech account for awards under the plan for the receipt of Fuel Tech Common Stock as equity awards as opposed to liability awards. For the nine months ended September 30, 2010 and 2009, Fuel Tech recorded stock-based compensation expense of $73 and $63, respectively, with a credit of the same amount to additional paid-in capital representing the fair value of the stock awards granted.
At September 30, 2010, Fuel Tech had 2,310,738 stock options with exercise prices per share that were not dilutive for the purpose of inclusion in the calculation of diluted earnings per share.
Note I: Debt
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2010, there were no outstanding borrowings on this Facility.
At its inception, the Facility contained several debt covenants with which the Company must comply on a quarterly or annual basis, including: an annual capital expenditure limit of $10,000 and a minimum net income for the quarterly period ended September 30, 2009 of $750. For subsequent periods, the Facility covenants included an annual capital expenditure limit of $10,000, a maximum funded debt to EBITDA ratio of 2.75:1.0 for the quarterly period ended March 31, 2010 and a maximum funded debt to EBITDA ratio of 1.5:1.0 for all succeeding quarterly periods until the facility expires. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, and depreciation and amortization expenses. In addition, the Company must maintain a minimum tangible net worth of $42,000, adjusted upward for 50% of net income generated and 100% of all capital issuances.
As of September 30, 2010, the Company was in compliance with all debt covenants of the Facility, including a year-to-date capital expenditure amount of $1,305 and a tangible net worth amount of $55,428 which was above the required amount of $51,869 by $3,560.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the China Facility) agreement with JPM Chase for RMB 45 million (approximately $6,700), which expires on June 30, 2011. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate (approximately 5.83% at September 30, 2010) and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2010 and December 31, 2009, Beijing Fuel Tech has borrowings outstanding in the amounts of $2,239 and $2,925, respectively.
At September 30, 2010, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $1,218 in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At September 30, 2010, there were no cash borrowings under the revolving credit facility and approximately $23,781 was available.
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
Note J: Business Segment and Geographic Disclosures
Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:
•	The Air Pollution Control technology segment, which includes the Low-and Ultra Low NOx Burners, Over-Fire Air systems, HERT system, NOxOUT®, CASCADE™, AIG, GSG™, ULTRA™ and NOxOUT-SCR® processes for the reduction of NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources; and

•	The FUEL CHEM® technology segment, which uses chemical processes for the control of slagging, fouling, corrosion, opacity, acid plume and sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the fuel using TIFI® Targeted In-Furnace Injection™ technology.
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

Three months ended	Air Pollution
September 30, 2010	Control Segment	FUEL CHEM Segment	Other	Total

Revenues from external customers	$10,252	$10,027	$—	$20,279
Cost of sales	6,735	4,761	—	11,496
Gross margin	3,517	5,266	—	8,783
Selling, general and administrative	—	—	7,808	7,808
(Gain) from revaluation of contingent performance obligation	—	—	(768)	(768)
Research and development	—	—	264	264
Operating income (loss)	$3,517	$5,266	$(7,304)	$1,479

Three months ended	Air Pollution
September 30, 2009	Control Segment	FUEL CHEM Segment	Other	Total

Revenues from external customers	$6,182	$10,293	$—	$16,475
Cost of sales	4,089	5,945	—	10,034
Gross margin	2,093	4,348	—	6,441
Selling, general and administrative	—	—	8,000	8,000
(Gain) from revaluation of contingent performance obligation	—	—	(781)	(781)
Research and development	—	—	160	160
Operating income (loss)	$2,093	$4,348	$(7,379)	$(938)

Nine months ended	Air Pollution
September 30, 2010	Control Segment	FUEL CHEM Segment	Other	Total

Revenues from external customers	$27,757	$29,041	$—	$56,798
Cost of sales	18,039	14,024	—	32,063
Gross margin	9,718	15,017	—	24,735
Selling, general and administrative	—	—	23,306	23,306
(Gain) from revaluation of contingent performance obligation	—	—	(768)	(768)
Research and development	—	—	575	575
Operating income (loss)	$9,718	$15,017	$(23,113)	$1,622

Nine months ended	Air Pollution
September 30, 2009	Control Segment	FUEL CHEM Segment	Other	Total

Revenues from external customers	$24,179	$28,535	$—	$52,714
Cost of sales	15,096	16,690	—	31,786
Gross margin	9,083	11,845	—	20,928
Selling, general and administrative	—	—	25,130	25,130
(Gain) from revaluation of contingent performance obligation	—	—	(781)	(781)
Research and development	—	—	391	391
Operating income (loss)	$9,083	$11,845	$(24,740)	$(3,812)

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Revenues:
United States	$17,015	$14,054	$46,517	$43,114
Foreign	3,264	2,421	10,281	9,600

	$20,279	$16,475	$56,798	$52,714

			September 30,	December 31,
			2010	2009
Assets:
United States			$88,425	$82,261
Foreign			11,301	10,001

			$99,726	$92,262

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
Changes in the warranty liability for the nine months ended September 30, 2010 are summarized below:

Aggregate product warranty liability at January 1, 2010	$199
Aggregate accruals related to product warranties	100
Aggregate reductions for payments	97

Aggregate product warranty liability at September 30, 2010	$202

Note L: Income Tax
Fuel Tech had unrecognized tax benefits as of December 31, 2009 in the amount of $870. This amount included $840 of unrecognized tax benefits which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. There have been no material changes in unrecognized tax benefits during the nine months ended September 30, 2010.

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
Below is a breakdown of amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed as a result of the Company’s acquisition of ACT:

Identifiable assets acquired and liabilities assumed
Accounts receivable	$5,928
Identifiable intangible assets	5,817
Other assets	247
Contingent consideration	2,307
Accounts payable	(2,673)
Other current liabilities	(402)
Total identifiable net assets	8,917
Goodwill	15,880

Total net assets recorded	$24,797

At March 31, 2009, the Company recorded a contingent consideration accrual representing the fair value of future consideration expected to be paid in connection with the acquisition of substantially all of the assets of ACT of $2,307. The contingent consideration arrangement requires the Company to pay ACT a pro rata amount of up to $4,000 annually for the achievement of a minimum annual gross margin dollar level (the Hurdle) of $10,000, $11,000 and $12,000 in fiscal 2009, 2010 and 2011, respectively. In addition, the Company is required to pay ACT thirty-five percent (35%) of all qualifying gross margin dollars above the annual Hurdle rate for each of the three years. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $4,000 in any one year, and $0 and $12,000 in total, not including the amount related to the thirty-five percent (35%) sharing of qualifying gross margin dollars above the pre-determined Hurdle. The fair value of the contingent consideration arrangement of $2,307 was calculated using a probability of payout for each of the three years and included only twenty-five percent (25%) of the weighted-average, probable three-year aggregate payout as up to seventy-five percent (75%) of the contingent consideration is subject to forfeiture.
The Company periodically evaluates the probability that payment of the contingent consideration accrual is probable based on a range of outcomes and assumptions used to develop the estimates. Based upon this analysis, management concluded during the September 30, 2010 quarter that the payout for 2010 was not probable of being made. Thus, the Company recorded a gain of $768 from the revaluation of the contingent liability. A similar adjustment was made in the corresponding period during 2009 for $781.
Note O: Goodwill
Goodwill is allocated to each of Fuel Tech’s reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Fuel Tech has two reporting units which are reported in the FUEL CHEM segment and the APC technology segment. As of September 30, 2010 and December 31, 2009, goodwill allocated to the FUEL CHEM technology segment was $1,723 and $1,723, respectively, while goodwill allocated to the APC Technology segment was $19,328 and $19,328, respectively.

FUEL TECH, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Consolidated revenues for the three months ended September 30, 2010 and 2009 increased by $3,804 (23%) to $20,279 from $16,475. Consolidated revenues for the nine months ended September 30, 2010 and 2009 increased by $4,084 (8%) to $56,798 from $52,714. Domestic revenues for the three- and nine-month periods ended September 30, 2010 increased by $2,961 (21%) and $3,403 (8%), respectively, while our foreign revenues for the three- and nine-month periods ended September 30, 2010 also increased by $843 (35%) and $681 (7%), respectively.
The Air Pollution Control (APC) technology segment revenues for the three months ended September 30, 2010 and 2009 increased $4,070 (66%) to $10,252 from $6,182. The APC technology segment revenue for the nine months ended September 30, 2010 and 2009 increased by 3,579 (15%) to $27,757 from $24,179. The APC technology segment revenue is reflective of the timing of recognition of prior period bookings and work progress on construction projects. This segment remains uniquely positioned to capitalize on the next phase of increasingly stringent U.S. air quality standards, specifically on NOx control. Interest in Fuel Tech’s suite of pollution control technologies, on both a new and retrofit basis, remains strong, both domestically and abroad.
Consolidated APC technology segment backlog at September 30, 2010 was $20,305 versus backlog at September 30, 2009 of approximately $11,149. We currently anticipate that a large portion of the backlog as of September 30, 2010 will be recognized as revenue in fiscal 2010, although the timing of such revenue recognition in 2010 is subject to the timing of the expenses incurred on existing projects and customer scheduling.
The FUEL CHEM technology segment revenues for the three months ended September 30, 2010 and 2009 decreased $266 (3%) to $10,027 from $10,293. The FUEL CHEM technology segment revenue for the nine months ended September 30, 2010 and 2009 increased by $506 (2%) to $29,041 from $28,535. Our nine-month revenue total includes a one-time risk share payment relating to a successful demonstration performed in the prior year. We believe the marketplace acceptance for Fuel Tech’s patented TIFI® Targeted In-Furnace Injection™ technology remains strong, particularly on coal-fired units which represents the largest market opportunity for the technology.
Cost of sales as a percentage of revenue for the three months ended September 30, 2010 and 2009 decreased by 4% to 57% from 61%. The cost of sales percentage for the APC technology segment of 66% did not change from the prior year. Our APC technology segment cost of sales remains slightly above our historical cost of sales percentages due to a large system installation that has a significant construction component that will be completed during the fourth quarter of 2010 for which the Company will receive lower profit margins than a typical APC equipment sale. For the FUEL CHEM technology segment, the cost of sales percentage decreased by 11% to 47% from 58%. This decrease was primarily due to international demonstration costs that were incurred in the second quarter of 2009 and the one-time risk share payment mentioned above.
Cost of sales as a percentage of revenue for the nine months ended September 30, 2010 and 2009 decreased by 4% to 56% from 60%. The cost of sales percentage for the APC technology segment increased to 65% from 62%. For the FUEL CHEM technology segment, the cost of sales percentage decreased to 48% from 58%. This decrease was primarily due to recognition of the one-time risk share payment mentioned above.
Selling, general and administrative expenses (SG&A) for the three months ended September 30, 2010 and 2009 decreased by $192 (2%) to $7,808 from $8,000. SG&A for the nine-month periods ending September 30, 2010 and 2009 decreased by $1,824 (7%) to $23,306 from $25,130. The $1,824 decrease for the nine month period is comprised of $1,250 relating to the reallocation of corporate resources, $912 for stock compensation expense, $325 for costs relating to the administration of foreign offices, $341 for fees to outside service providers, and $146 for depreciation relating to a fully capitalized leasehold improvement. Partially offsetting this amount is $844 of additional expense related to corporate incentive plans and $287 in additional recruiting fees for executive officer positions.
The Company recorded a one-time gain of $768 from the revaluation of the contingent liability recorded in connection with the ACT Acquisition in January 2009. The $768 had been recorded in the first quarter of 2009 as part of a $2,307 contingent consideration accrual representing the fair value, weighted-average probability of future consideration expected to be paid in connection with the ACT Acquisition. For the year ended December 31, 2010, management has concluded that an earnout payment related to the ACT Acquisition for fiscal 2009 is not probable, thus the $768 portion of the total contingent liability that related to 2010 was reversed.
Research and development (R&D) expenses for the three months ended September 30, 2010 and 2009 increased to $264 from $160, while R&D expenditures for the nine months ended September 30, 2010 and 2009 also increased to $575 from $391. The Company’s increased R&D costs are due primarily to expenditures made relating to new FUEL CHEM product offerings.
Interest expense for the three- and nine-month periods ended September 30, 2010 totaled $33 and $110, respectively, and relates to borrowings for the Beijing Fuel Tech Facility. A portion of the borrowings was repaid during the second quarter of 2010.
The income tax expense (benefit) for the three-month periods ended September 30, 2010 and 2009 totaled $722 and ($264), while the income tax expense (benefit) for the nine-month periods ended September 30, 2010 and 2009 totaled 627 and ($1,493), respectively. We are projecting a consolidated effective tax rate of 46.5% for 2010.
Liquidity and Sources of Capital
At September 30, 2010, Fuel Tech had cash and cash equivalents and short-term investments on hand of $23,895 and working capital of $35,447 versus $20,965 and $30,578 at December 31, 2009, respectively.
Operating activities provided $4,654 of cash during the nine-month period ended September 30, 2010, primarily due to the add back of non-cash items including stock compensation expense of $3,695, depreciation expense of $2,440, amortization expense of $665, and an increase in other noncurrent liabilities of $3,602. Partially offsetting these items was a decrease in income tax provision of $1,298, a decrease of $4,435 in accounts receivable, and the reduction of a contingent consideration accrual of $768 related to the acquisition of substantially all of the assets of ACT.
Investing activities used cash of $1,105 during the nine months ended September 30, 2010. This amount is comprised of two items: capital expenditures of $1,305, primarily to support and enhance the operations of the FUEL CHEM technology segment, and a decrease of restricted cash of $200.
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2010, there were no outstanding borrowings on this Facility.
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
As of September 30, 2010, the Company was in compliance with all debt covenants of the Facility, including a year-to-date capital expenditure amount of $663 and a tangible net worth amount of $55,428 which was above the required amount of $51,869 by $3,560.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the China Facility) agreement with JPM Chase for RMB 45 million (approximately $6,600), which expires on June 30, 2011. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2010, Beijing Fuel Tech has borrowings outstanding in the amount $2,239, which bears interest at 5.83% .

At September 30, 2010, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $1,218 in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At September 30, 2010, there were no cash borrowings under the revolving credit facility and approximately $23,782 was available.
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
The Company utilized cash from financing activities during the nine months ended September 30, 2010 of $607, primarily from the repayment of a portion of the debt outstanding for the China facility. Partially offsetting this amount was $74 from non-cash stock-based compensation from the issuance of directors’ deferred shares of stock.
In the opinion of management, Fuel Tech’s expected near-term revenue growth will be driven by the timing of penetration of the utility marketplace via utilization of its TIFI technology, by utility and industrial entities’ adherence to the NOx reduction requirements of the various domestic environmental regulations, and by the expansion of both business segments in non-U.S. geographies. Fuel Tech expects its liquidity requirements to be met by the operating results generated from these activities.
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note K. The change in the warranty liability balance during the three months ended September 30, 2010 was not material.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Fuel Tech maintains disclosure controls and procedures and internal controls designed to ensure (a) that information required to be disclosed in Fuel Tech’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) that such information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Fuel Tech’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d -15(e) of the Exchange Act,, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date: November 4, 2010	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2010	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)