Form 10-K
period 2010-12-31
FUEL TECH, INC.
filed 2011-03-09
CIK 846913

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended: December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
Commission File No. 001-33059
Fuel Tech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5657551
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)
Fuel Tech, Inc.
27601 Bella Vista Parkway
Warrenville, IL 60555-1617
630-845-4500
www.ftek.com
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
Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010 was approximately $114,758,000. The aggregate market value of the voting stock held by non-affiliates of the registrant at March 4, 2011 was approximately $140,939,000.
Indicate number of shares outstanding of each of the registered classes of Common Stock at March 4, 2011: 24,213,467 shares of Common Stock, $0.01 par value.
Documents incorporated by reference:
Certain portions of the registrant’s definitive Proxy Statement for the annual meeting of stockholders to be held in 2011 are incorporated by reference in Parts II, III, and IV hereof.

TABLE OF DEFINED TERMS

Term	Definition
ABC	American Bailey Corporation

AIG	Ammonia Injection Grid

ASCR™	A trademark used to describe Fuel Tech’s Advanced SCR process

CAAA	Clean Air Act Amendments of 1990

CAIR	Clean Air Interstate Rule

CASCADE™	A trademark used to describe Fuel Tech’s combination of SNCR and SCR

CAVR	Clean Air Visibility Rule

CFD	Computational Fluid Dynamics

Common Shares	Shares of the Common Stock of Fuel Tech

Common Stock	Common Stock of Fuel Tech

EPA	The U.S. Environmental Protection Agency

FGC	Flue Gas Conditioning

FUEL CHEM®	A trademark used to describe Fuel Tech’s fuel and flue gas treatment processes, including its TIFI® Targeted In-Furnace Injection™ technology to control slagging, fouling, corrosion and a variety of sulfur trioxide-related issues

GSG™	Graduated Straightening Grid

HERT™ High Energy Reagent Technology™	A trademark used to describe a Fuel Tech SNCR process

Loan Notes	Nil-coupon, non-redeemable convertible unsecured loan notes of Fuel Tech

NOx	Oxides of nitrogen

NOxOUT®	A trademark used to describe Fuel Tech’s SNCR process for the reduction of NOx

NOxOUT-SCR®	A trademark used to describe Fuel Tech’s direct injection of urea as a catalyst reagent

SCR	Selective Catalytic Reduction

SIP Call	State Implementation Plan Regulation

SNCR	Selective Non-Catalytic Reduction

TCI® Targeted Corrosion Inhibition™	A FUEL CHEM program designed for high-temperature slag and corrosion control, principally in waste-to-energy boilers

TIFI® Targeted In-Furnace Injection™	A proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program

ULTRA™	A trademark used to describe Fuel Tech’s process for generating ammonia for use as SCR reagent

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors” that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission. See “Risk Factors” in Item 1A.
ITEM 1 — BUSINESS
As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” and “Fuel Tech” refer to Fuel Tech, Inc. and our wholly-owned subsidiaries.
Fuel Tech
Fuel Tech is a fully integrated company that uses a suite of advanced technologies to provide boiler optimization, efficiency improvement and air pollution reduction and control solutions to utility and industrial customers worldwide. Originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., Fuel Tech became domesticated in the United States on September 30, 2006, and continues as a Delaware corporation with its corporate headquarters at 27601 Bella Vista Parkway, Warrenville, Illinois, 60555-1617. Fuel Tech maintains an Internet website at www.ftek.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available through our website as soon as reasonably practical after we electronically file or furnish the reports to the Securities and Exchange Commission. Also available on our website are the Company’s Corporate Governance Guidelines and Code of Ethics and Business Conduct, as well as the charters of the audit, compensation and nominating committees of the Board of Directors. All of these documents are available in print without charge to stockholders who request them. Information on our website is not incorporated into this report.
Fuel Tech’s special focus is the worldwide marketing of its nitrogen oxide (NOx) reduction and FUEL CHEM® technologies. The Air Pollution Control (APC) technology segment reduces NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources by utilizing combustion optimization techniques and Low NOx and Ultra Low NOx Burners; NOxOUT® and HERT™ High Energy Reagent Technology™ SNCR systems; systems that incorporate ASCR Advanced SCR and CASCADE™ technologies, ULTRA™ and NOxOUT-SCR® technologies; and Ammonia Injection Grid (AIG) and Graduated Straightening Grid (GSG™) technologies. Fuel Tech’s APC technology business is materially dependent on the continued existence and enforcement of worldwide air quality regulations. The FUEL CHEM technology segment improves the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling and corrosion, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide, NOx and unburned carbon in fly ash through the addition of chemicals into the fuel or via TIFI® Targeted In-Furnace Injection™ programs. Fuel Tech has other technologies, both commercially available and in the development stage, all of which are related to APC and FUEL CHEM processes or are similar in their technological base.
American Bailey Corporation
Douglas G. Bailey, Chairman, Chief Executive Officer, President, and Director of Fuel Tech, and Ralph E. Bailey, Director and Chairman Emeritus of Fuel Tech, are stockholders of American Bailey Corporation (ABC), which is a related party. Please refer to Note 9 to the consolidated financial statements in this document for information about transactions between Fuel Tech and ABC. Additionally, see the more detailed information relating to this subject under the caption “Certain Relationships and Related Transactions” in Fuel Tech’s definitive Proxy Statement to be distributed in connection with Fuel Tech’s 2011 Annual Meeting of Stockholders, which information is incorporated by reference.

Air Pollution Control
Regulations and Markets
The U.S. air pollution control market, and more specifically federal and state NOx regulations, currently are the primary drivers in Fuel Tech’s APC technology segment. This market is dependent on air pollution regulations and their continued enforcement. These regulations are based on the Clean Air Act Amendments of 1990 (the “CAAA”), which require reductions in NOx emissions on varying timetables with respect to various sources of emissions. Under the State Implementation Plan (SIP) Call, a regulation promulgated under the Amendments (discussed further below), over 1,000 utility and large industrial boilers in 19 states were required to achieve NOx reduction targets by May 31, 2004.
In 1994, governors of 11 Northeastern states, known collectively as the Ozone Transport Region, signed a Memorandum of Understanding requiring utilities to reduce their NOx emissions by 55% to 65% from 1990 levels by May 1999. In 1998, the Environmental Protection Agency (EPA) announced more stringent regulations. The Ozone Transport SIP Call regulation, designed to mitigate the effects of wind-aided ozone transported from the Midwestern and Southeastern U.S. into the Northeastern non-attainment areas, required, following the litigation described below, 19 states to make even deeper aggregate reductions of 85% from 1990 levels by May 31, 2004. Over 1,000 utility and large industrial boilers were affected by these mandates. Additionally, most other states with non-attainment areas were also required to meet ambient air quality standards for ozone by 2007.
Although the SIP Call was the subject of litigation, an appellate court of the D.C. Circuit upheld the validity of this regulation. This court’s ruling was later affirmed by the U.S. Supreme Court.
In February 2001, the U.S. Supreme Court, in a unanimous decision, upheld EPA’s authority to revise the National Ambient Air Quality Standard (NAAQS) for ozone to 0.080 parts per million averaged through an eight-hour period from the then current 0.120 parts per million for a one-hour period. This more stringent standard provided clarity and impetus for air pollution control efforts well beyond the then current ozone attainment requirement of 2007. In keeping with this trend, the Supreme Court, only days later, denied industry’s attempt to stay the SIP Call, effectively exhausting all means of appeal. The ozone NAAQS is currently 0.075 parts per million averaged over an eight-hour period, and EPA is proposing to reduce the Standard to 0.06 or 0.07 parts per million for the most severe non-attainment areas by 2013.
On December 23, 2003, the EPA proposed a new regulation affecting the SIP Call states by specifying more expansive NOx reduction. This rule, under the name Clean Air Interstate Rule (CAIR), was issued by the EPA on March 10, 2005. CAIR specifies that additional annual NOx reduction requirements be extended to most SIP-affected units in 28 eastern states, while permitting a cap and trade format similar to the SIP Call. The Company estimates an additional 1,300 electric generating units using coal and other fuels to be affected by this rule. In an action related to CAIR, on June 15, 2005, the EPA issued the Clean Air Visibility Rule (CAVR), which is a nationwide initiative to improve federally preserved areas through reduction of NOx and other pollutants. CAVR expands the NOx reduction market to Western states unaffected by CAIR or the SIP Call. Compliance begins in 2013 and CAVR will potentially affect an additional 230 western coal-fired electric-generating units. In addition, CAVR, along with the EPA rule for revised eight-hour ozone attainment, have the potential to impact thousands of boilers and industrial units in multiple industries nationwide for units burning coal and other fuels starting in 2013.
On July 11, 2008, the U.S. District Court of Appeals for the District of Columbia Circuit vacated the CAIR regulations under the CAAA under the premise that the EPA exceeded its authority when the rule was created in 2005. The court found “more than several fatal flaws in the rule” but neither took issue with the concept that NOx emissions are to be controlled nor over the limits and thresholds established by CAIR. In vacating the rule in its entirety, the court remanded to EPA to promulgate a rule consistent with the court’s opinion. On September 24, 2008, the EPA filed a petition for the case to be reviewed by the full Court of Appeals, not just the three judge panel that issued the vacatur ruling in July 2008. On October 22, 2008, the EPA was granted a 15-day period to present a basis as to why the court should reconsider its decision. On December 23, 2008, the D.C. Circuit Court granted the EPA’s petition only to the extent that it remanded the case without vacatur for EPA to conduct further proceedings consistent with the court’s prior opinion. In summary, the court stated that “...allowing CAIR to remain in effect until it is replaced by a rule consistent with our opinion would at least temporarily preserve the environmental values covered by CAIR.”
As a proposed replacement for CAIR, EPA issued a draft Transport Rule in July 2010, which is expected to be finalized by July 2011. CAIR required the affected states to be in year-round NOx emission compliance beginning January 1, 2009. The Transport Rule is expected to tighten NOx regulations starting in 2012, with additional reductions required by 2014. The amount of NOx reduction required by individual sources and the level of trading of NOx allowances under the Transport Rule is unknown, but Fuel Tech’s wide range of NOx reduction technologies provides opportunities with the current scenarios. While we cannot predict the final form of the Transport Rule or new multi-pollutant legislation under consideration by Congress, any unfavorable outcome could have a material adverse effect on our business, results of operations, cash flows, and financial position. However, the primary driver of the Transport Rule is the Federal Clean Air Act which includes National Ambient Air Quality Standards for criteria pollutants including NOx and ozone with emission requirements that continue to tighten. These continue to remain in effect and states must comply with the requirements of this law.

Fuel Tech also sells NOx control systems outside the United States, specifically in Europe and in the Pacific Rim, including the People’s Republic of China (China). Under European Union Directives, certain power plants must come into compliance with specified NOx reduction targets by 2016.
China also represents attractive opportunities for Fuel Tech as the government has set pollution control and energy conservation and efficiency improvements as top priorities. Fuel Tech has viable technologies to help achieve these objectives. China has taken initial steps to reduce NOx emissions on new electric utility units (principally Low NOx Burners and Over-Fire Air systems and Selective Catalytic Reduction (SCR)), and on-going research and demonstration projects are generating cost and performance data for use in tightened standards that are targeted for the near future, both for new and retrofit units. China’s dominant reliance on coal as an energy resource is not expected to change in the foreseeable future. Clean air has been and will continue to be a pressing issue, especially with China’s robust economic growth, expected growth in thermal power production (4% average annual increase through 2020), and an increasingly expanded role in international events and organizations. As part of the Twelfth Five-Year Plan that will be finalized before the end of the first quarter of 2011, China will tighten the pollution control standards for their existing fleet of fossil plants as well as for fossil plants to be built in the future.
In anticipation of the finalization of this plan, China’s Ministry of Environmental Protection has issued several documents describing the specific nature of the regulations to be implemented as part of the Twelfth Five-Year Plan in support of reducing harmful pollutants and further defining the technologies recommended to achieve the reductions. The most recent documents define the regulations for NOx as applying to all thermal power units that have a steaming rate of 65 tons per hour (12 megawatts (MW)) or larger. Newly constructed units and existing units that were approved subsequent to December 31, 2003, must meet the same stringent emission standard, while certain existing units approved prior to December 31, 2003 must meet a standard that is less stringent. In addition, all units that are in Key Regions must achieve the same standard as the newly constructed units. Key Regions are defined as those areas that are highly developed or highly populated and are sensitive to environmental overloading. All existing coal and oil-fired thermal units must comply with the proposed regulation by January 1, 2014 while all new units must comply by January 1, 2012.
These same documents recommend that NOx reduction should be achieved via the use of Low NOx Burners and Over-Fire Air systems in combination with Selective Non-Catalytic Reduction (SNCR) or SCR where appropriate to achieve required emissions levels. The combination of SNCR and SCR technologies in tandem is also considered as a viable technology choice.
While the current documents do not specifically comment on the use of urea as the preferred reducing reagent in the NOx control process in high population density areas, Fuel Tech believes that technologies to convert urea to ammonia will be deployed in Key Regions in support of safety objectives, and this practice has already been implemented in major cities such as Beijing, Guangzhou and Shanghai.
Fuel Tech has established a market position in NOx control resulting from the initial national demonstration projects utilizing CASCADE™ technology at Jiangsu Kanshan (two new 600 MW units), NOxOUT Selective Non-Catalytic Reduction technology at Jiangyin Ligang (four new 600 MW units) and Inner Mongolia (two new 600 MW units), and ULTRA technology on projects in Beijing (multiple projects on units of varying sizes including two district heating units), Zhejiang (four 1000 MW retrofit units), Shannxi (two 660 MW new units) and Liaoning (two 330 MW new units). These projects have established Fuel Tech’s NOx control technologies as being acceptable for use in reducing NOx emissions and have resulted in additional contracts in China. The regulations that will ultimately be established in support of the NOx standards that will be defined as part of the Twelfth Five-Year Plan will offer potential business opportunities for Fuel Tech and its suite of NOx technologies.
The key market dynamic for this product line is the continued use of coal as the principal fuel source for global electricity production. Coal accounts for approximately 50% of all U.S. electricity generation and roughly 80% of Chinese electricity generation. Approximately 75% of the three billion tons of coal consumed annually in China today are used for thermal combustion. Coal’s share of global electricity generation is forecast to be approximately 41% by 2030. Major coal consumers include China, the United States and India.
Products
Fuel Tech’s NOx reduction technologies are installed worldwide on over 640 combustion units, including utility, industrial and municipal solid waste applications. Our products include customized NOx control systems and our patented ULTRATM technology, which converts urea-to-ammonia on site which provides safe reagent for use in Selective Catalytic Reduction (SCR) systems.
•	Low NOx Burners and Ultra Low NOx Burners (LNB and ULNB) are available for coal-, oil-, and gas-fired industrial and utility units. Each system application is specifically designed to maximize NOx reduction. Computational fluid dynamics combustion modeling is used to validate the design prior to fabrication of equipment. NOx reductions can range from 40%-60% depending on the fuel type. Over-Fire Air (OFA) systems stage combustion for enhanced NOx reduction. Additional NOx reductions, beyond Low NOx Burners, of 35% - 50% are possible on different boiler configurations on a range of fuel types. Combined overall reductions range from 50% - 70%, with overall capital costs ranging from $10 - $20/kW and levelized total costs ranging from $300 - $1,500/ton of NOx removed, depending on the scope.

•	Fuel Tech’s NOxOUT and HERT SNCR processes use non-hazardous urea as the reagent rather than ammonia. Both the NOxOUT and HERT processes on their own are capable of reducing NOx by up to 25% — 50% for utilities and by potentially significantly greater amounts for industrial units in many types of plants with capital costs ranging from $5 — $20/kW for utility boilers and with total annualized operating costs ranging from $1,000 — $2,000/ton of NOx removed.
•	Fuel Tech’s Advanced Selective Catalytic Reduction (ASCR™) systems include LNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSG™) systems to provide up to 90% NOx reduction at significantly lower capital and operating costs than conventional SCR systems while providing greater operational flexibility to plant operators. The capital costs for ASCR systems can range from $30 — $150/kW depending on boiler size and configuration, which is significantly less than that of conventional SCRs, which can cost $300/kW or more, while operating costs are competitive with those experienced by SCR systems. The CASCADE™ and NOxOUT-SCR® processes are basic types of ASCR systems which use just SNCR and SCR catalyst components. The CASCADE systems can achieve 60% — 70% NOx reduction, with capital costs being a portion of the ASCR values defined above. Fuel Tech’s NOxOUT-SCR process utilizes urea as the SCR catalyst reagent to achieve NOx reductions of up to 85% from smaller stationary combustion sources with capital and operating costs competitive with equivalently sized, standard SCR systems.
•	Fuel Tech’s ULTRA™ process is designed to convert urea to ammonia safely and economically for use as a reagent in the SCR process for NOx reduction. Recent local objections in the ammonia permitting process have raised concerns regarding the safety of ammonia shipment and storage in quantities sufficient to supply SCR. In addition, the Department of Homeland Security has characterized anhydrous ammonia as a Toxic Inhalation Hazard (TIH) commodity. This is contributing to new restrictions by rail carriers on the movement of anhydrous ammonia and to an escalation in associated rail transport and insurance rates. Overseas, new coal-fired power plants incorporating SCR systems are expected to be constructed at a rapid rate in China, and Fuel Tech’s ULTRA process is believed to be a market leader for the safe conversion of urea to ammonia just prior to injection into the flue gas duct, which is particularly important near densely populated cities, major waterways, harbors or islands, or where the transport of anhydrous or aqueous ammonia is a safety concern.
•	Under an exclusive licensing agreement with FGC Corporation, Fuel Tech sells Flue Gas Conditioning systems incorporating FGC Corporation technology for utility applications in all geographies outside the United States and Canada. Flue Gas Conditioning systems improve the efficiency of particulate collectors, including electrostatic precipitators (ESPs) and fabric filters. These conditioning systems represent a far lower capital cost approach to improving ash particulate capture versus the alternative of installing larger ESPs or fabric filter technology to meet opacity levels.
•	Fuel Tech’s SCR management group provides process design optimization, performance testing and improvement, and catalyst selection services for SCR systems on coal-fired boilers. In addition, other related services, including start-ups, maintenance support and general consulting services for SCR systems, Ammonia Injection Grid design and tuning to help optimize catalyst performance, and catalyst management services to help optimize catalyst life, are now offered to customers around the world. Fuel Tech also specializes in both physical experimental models, which involve construction of scale models through which fluids are tested, and computational fluid dynamics models, which simulate fluid flow by generating a virtual replication of real-world geometry and operating inputs. Fuel Tech designs flow corrective devices, such as turning vanes, ash screens, static mixers and our patent pending Graduated Straightening Grid GSG™. Fuel Tech’s models help clients optimize performance in flow critical equipment, such as selective catalytic reactors in SCR systems, where the effectiveness and longevity of catalysts are of utmost concern. The Company’s modeling capabilities are also applied to other power plant systems where proper flow distribution and mixing are important for performance, such as flue gas desulphurization scrubbers, electrostatic precipitators, air heaters, exhaust stacks and carbon injection systems for mercury removal.
Sales of the NOx reduction technologies were $40.9 million, $34.7 million, and $44.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
NOx Reduction Competition
Competition with Fuel Tech’s NOx reduction suite of products may be expected from companies supplying urea SNCR systems, combustion modification products, SCR systems and ammonia SNCR systems. In addition, Fuel Tech experiences competition in the urea-to-ammonia conversion market.
Combustion modifications, including Low NOx Burners and Over-Fire Air systems, can be fitted to most types of boilers with cost and effectiveness varying with specific boilers. Combustion modifications may yield up to 20% - 60% NOx reduction economically with capital costs ranging from $10 - $20/kW and levelized total costs ranging from $300 - $1,500/ton of NOx removed. The modifications are designed to reduce the formation of NOx and are typically the first NOx reduction efforts employed. Companies such as Alstom, Foster Wheeler Corporation, The Babcock & Wilcox Company, Combustion Components Associates, Inc., Siemens, and Babcock Power, Inc. are active competitors in the Low NOx Burner business. Once NOx is formed, then the SCR process is an effective and proven method of control for removal of NOx up to 90%. SCR systems have a high capital cost of $300+/kW on retrofit coal applications. Such companies as Alstom, The Babcock & Wilcox Company, Hitachi, Foster Wheeler Corporation, Peerless Manufacturing Company, and Babcock Power, Inc., are active SCR system providers, or providers of the catalyst itself.

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
APC BACKLOG
Consolidated APC segment backlog at December 31, 2010 was $19.3 million versus backlog at December 31, 2009 of approximately $22.0 million. Substantially all of the backlog as of December 31, 2010 should be recognized as revenue in fiscal 2011, although the timing of such revenue recognition in 2011 is subject to the timing of the expenses incurred on existing projects.
FUEL CHEM
Product and Markets
The FUEL CHEM® technology segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, waste-to-energy, university and district heating markets. FUEL CHEM programs are currently in place on combustion units in North America, Europe, China, and India, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste.
Central to the FUEL CHEM approach is the introduction of chemical reagents, such as magnesium hydroxide, to combustion units via in-body fuel application (pre-combustion) or via direct injection (post-combustion) utilizing Fuel Tech’s proprietary TIFI® technology. By attacking performance-hindering problems, such as slagging, fouling and corrosion, as well as the formation of sulfur trioxide (SO3), ammonium bisulfate (ABS), particulate matter (PM2.5), carbon dioxide (CO2), NOx and unburned carbon in fly ash, the Company’s programs offer numerous operational, financial and environmental benefits to owners of boilers, furnaces and other combustion units.
The key market dynamic for this product line is the continued use of coal as the principal fuel source for global electricity production. Coal accounts for approximately 50% of all U.S. electricity generation. Coal’s share of global electricity generation is forecast to be approximately 41% by 2030. Major coal consumers include the United States, China and India.
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
Internationally, market opportunities exist in Europe and in the Asia-Pacific region, particularly in China, where high-slagging coals are fueling a large and growing fleet of power plants. To address the Chinese market, where particular emphasis is being placed on energy efficiency, Fuel Tech had extended its exclusive teaming agreement with ITOCHU Hong Kong Ltd., a subsidiary of ITOCHU Corporation, through February 28, 2010. While the exclusivity portion of this agreement expired on this date, the relationship with Itochu continues under modified terms with emphasis on improving the strategy for addressing the Chinese FUEL CHEM market. Additionally, Fuel Tech has an alliance with a Chinese company to enhance its opportunities in the FUEL CHEM market. TIFI initiatives are aimed at energy efficiency improvements that result from maintaining better cleanliness on heat transfer equipment in particular at coal, oil, municipal solids waste, and biomass fired combustion facilities. FUEL CHEM benefits are characterized by generating more power and steam using the same fuel, capability of burning lower grade fuels, reduction of environmental toxic release, reduction of operation and maintenance cost, safe and more stable operations, as well as in reduced CO2 emissions, which potentially can be monetized under provisions of the Kyoto Protocol. Fuel Tech has two demonstrations currently in process, one on a 350 MW unit in northern China and a second on a district heating unit in northeast China where TIFI is being evaluated both on a stand-alone basis, and in conjunction with SNCR technology. Both demonstrations are to be completed in the first half of 2011.

A potentially large fuel treatment market exists in Mexico, where high-sulfur, low-grade fuel oil containing vanadium and nickel is a major source for electricity production. The presence of these metallic constituents promotes slag build-up, and the fuel properties can result in acid gas and particulate emissions in local combustion units. Fuel Tech has successfully treated such units with its TIFI technology. To capitalize on this market opportunity, the Company signed a ten-year license implementation agreement with Energy Marine Services, S.A. de C.V. (EMS), a private Mexican corporation, to implement our TIFI program for utility and industrial end user customers in Mexico. In 2009, our TIFI program was in continuous use on three boilers at CFE’s Punta Prieta power plant (110 MW generating capacity). In addition, EMS’s partner company was awarded a project to install TIFI equipment on three boilers at a different power plant (610 MW) also owned by CFE. Chemical consumption is expected to begin in the second quarter of 2011 on the first of these three units and in the third quarter of 2011 on the remaining two units. CFE is Mexico’s largest state power company with greater than 50 GW of installed capacity.
Sales of the FUEL CHEM products were $40.9 million, $36.7 million and $36.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
INTELLECTUAL PROPERTY
The majority of Fuel Tech’s products are protected by U.S. and non-U.S. patents. Fuel Tech owns 75 granted patents worldwide and has 10 patent applications pending in the United States and 86 pending in non-U.S. jurisdictions. These patents and applications cover some 31 inventions, 18 associated with the NOx reduction business, eight associated with the FUEL CHEM business and five associated with non-commercialized technologies. Our patents have expiration dates ranging from January 11, 2011 to November 10, 2029. The average remaining duration of our patents is approximately seven years. Thirteen patents are due to expire in 2011 which cover three inventions. Two of these patents are US patents.
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
EMPLOYEES
At December 31, 2010, Fuel Tech had 161 employees, 136 in North America, 17 in China and 8 in Europe. Fuel Tech enjoys good relations with its employees and is not a party to any labor management agreement.

ITEM 1A — RISK FACTORS
Investors in Fuel Tech should be mindful of the following risk factors relative to Fuel Tech’s business.
(i) Lack of Diversification
Fuel Tech has two broad technology segments that provide advanced engineering solutions to meet the pollution control, efficiency improvement, and operational optimization needs of energy-related facilities worldwide. They are as follows:
-	The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low and Ultra Low NOx Burners (LNB and ULNB), Over-Fire Air (OFA) systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction (SNCR) systems, and Advanced Selective Catalytic Reduction (ASCR™) systems. The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSG™) systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The CASCADE™ and NOxOUT-SCR® processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA™ technology creates ammonia at a plant site using safe urea for use with any SCR application. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.
-	The FUEL CHEM® technology segment, which uses chemical processes in combination with advanced Computational Fluid Dynamics (CFD) and Chemical Kinetics Modeling (CKM) boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology.
An adverse development in Fuel Tech’s advanced engineering solution business as a result of competition, technological change, government regulation, or any other factor could have a significantly greater impact than if Fuel Tech maintained more diverse operations.
(ii) Competition
Competition in the Air Pollution Control market comes from competitors utilizing their own NOx reduction processes, including SNCR systems, Low NOx Burners, Over-Fire Air systems, flue gas recirculation, ammonia SNCR, SCR and, with respect to particular uses of urea not infringing Fuel Tech’s patents (see Item 1 “Intellectual Property”). Competition will also come from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or de-rating of units, and sale or trade of pollution credits and emission allowances. Utilization by customers of such processes or business practices or combinations thereof may adversely affect Fuel Tech’s pricing and participation in the NOx control market if customers elect to comply with regulations by methods other than the purchase of Fuel Tech’s suite of Air Pollution Control products. See Item 1 “Products” and “NOx Reduction Competition” in the Air Pollution Control segment overview.
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

(v) Foreign Operations
In 2007, we expanded our operations into China by establishing a wholly-owned subsidiary in Beijing. The Asia-Pacific region, particularly China, offers significant market opportunities for Fuel Tech as nations in this region look to establish regulatory policies for improving their environment and utilizing fossil fuels, especially coal, efficiently and effectively. The future business opportunities in these markets are dependent on the continued implementation of regulatory policies that will benefit our technologies, the acceptance of Fuel Tech’s engineering solutions in such markets, and the ability of potential customers to utilize Fuel Tech’s technologies on a cost-effective basis.
(vi) Product Pricing and Operating Results
The onset of significant competition for either of the technology segments might have an adverse impact on product pricing and a resulting adverse impact on realized gross margins and operating profitability.
(vii) Raw Material Supply and Pricing
The FUEL CHEM technology segment is dependent, in part, upon a supply of magnesium hydroxide. Any adverse change in the availability of this chemical will likely have an adverse impact on ongoing operation of our FUEL CHEM programs. On March 4, 2009, we entered into a Restated Product Supply Agreement (“PSA”) with Martin Marietta Magnesia Specialties, LLC (MMMS) in order to assure the continuance of a stable supply from MMMS of magnesium hydroxide products for our requirements in the United States and Canada until December 31, 2013, the date of the expiration of the PSA. Magnesium hydroxide products are a significant component of the FUEL CHEM programs. Pursuant to the PSA, MMMS supplies us with magnesium hydroxide products manufactured pursuant to our specifications and we have agreed to purchase from MMMS, and MMMS has agreed to supply, 100% of our requirements for such magnesium hydroxide products for our customers who purchase such products for delivery in the United States and Canada. There can be no assurance that Fuel Tech will be able to obtain a stable source of magnesium hydroxide in markets outside the United States.
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
(ix) Customer Concentration
A small number of customers have historically accounted for a material portion of Fuel Tech’s revenues (see note 1 — Organization and Significant Accounting Policies, under the caption “Risk Concentrations”). There can be no assurance that Fuel Tech’s current customers will continue to place orders, that orders by existing customers will continue at the levels of previous periods, or that Fuel Tech will be able to obtain orders from new customers. The loss of one or more of our customers could have a material adverse effect on our sales and operating results.
(x) Domestic Credit Facility
Fuel Tech is party to a $25 million revolving credit agreement with JPMorgan Chase Bank, N.A. As of December 31, 2010, there were no outstanding borrowings on this facility and Fuel Tech was in compliance with all financial covenants contained in the agreement. Nevertheless, in the event of any default on the part of Fuel Tech under this agreement, the lender is entitled to accelerate payment of any amounts outstanding and may, under certain circumstances, cancel the facility. If the Company were unable to obtain a waiver for a breach of covenant and the lender accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to significantly deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing. See “Liquidity and Sources of Capital” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 1B — UNRESOLVED STAFF COMMENTS
None

ITEM 2 — PROPERTIES
Fuel Tech owns an office building in Warrenville, Illinois, which has served as our corporate headquarters since June 23, 2008. This facility, with approximately 40,000 square feet of office space, was purchased for approximately $6,000,000 and subsequently built out and furnished for an additional cost of approximately $5,500,000. This facility will meet our growth requirements for the foreseeable future.
Fuel Tech and its subsidiaries also operate from leased office facilities in Stamford, Connecticut; Durham, North Carolina; Gallarate, Italy and Beijing, China. Fuel Tech does not segregate any of its leased facilities by operating business segment. The terms of the Company’s four material lease arrangements are as follows:
-	The Stamford, Connecticut building lease term, for approximately 6,440 square feet, runs from February 1, 2010 to December 31, 2019. The facility houses certain administrative functions such as Investor Relations and certain APC sales functions. This lease replaces the prior facility lease for a separate location in Stamford which expired on January 31, 2010.
-	The Beijing, China building lease term, for approximately 5,800 square feet, runs from September 1, 2010 to August 31, 2011. This facility serves as the operating headquarters for our Beijing Fuel Tech operation. Fuel Tech has the option to extend the lease term at a market rate to be agreed upon between Fuel Tech and the lessor.
-	The Durham, North Carolina building lease term, for approximately 16,000 square feet, runs from November 1, 2005 to April 30, 2014. Fuel Tech has no option to extend the lease.
-	The Gallarate, Italy building lease term, for approximately 1,300 square feet, runs from July 1, 2005 to April 30, 2013. This facility serves as the operating headquarters for our Italy operations.
ITEM 3 — LEGAL PROCEEDINGS
We are from time to time involved in litigation incidental to our business. We are not currently involved in any litigation in which we believe an adverse outcome would have a material effect on our business, financial conditions, results of operations, or prospects.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market
Fuel Tech’s Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc. The trading symbol is FTEK.
Prices
The table below sets forth the high and low sales prices during each calendar quarter since January 2009.

2010	High	Low
Fourth Quarter	$10.04	$5.95
Third Quarter	6.81	5.36
Second Quarter	8.41	5.15
First Quarter	9.29	5.27

2009	High	Low
Fourth Quarter	$12.65	$7.51
Third Quarter	12.55	7.90
Second Quarter	14.15	9.28
First Quarter	12.23	7.01
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
Share Repurchase Program
Fuel Tech purchased no equity securities during the quarter and year ended December 31, 2010.
Holders
Based on information from the Company’s Transfer Agent and from banks and brokers, the Company estimates that, as of February 23, 2011, there were approximately 17,500 beneficial holders and 228 registered stockholders of Fuel Tech’s Common Shares.
Transfer Agent
The Transfer Agent and Registrar for the Common Shares is BNY Mellon Shareowner Services, 480 Washington Boulevard, Jersey City, New Jersey 07310-1900.

Performance Graph
The following line graph compares (i) Fuel Tech’s total return to stockholders per share of Common Stock for the five years ended December 31, 2010 to that of (ii) the NASDAQ Composite index, and (iii) the WilderHill Clean Energy Index for the period December 31, 2005 through December 31, 2010.

ITEM 6 — SELECTED FINANCIAL DATA
Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2010. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2010, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and the schedules thereto. As a result of the acquisitions of substantially all of the assets of ACT in the first quarter of 2009, and Tackticks, LLC and FlowTack, LLC in the fourth quarter of 2008, the Company’s condensed consolidated results for the periods presented are not directly comparable.

CONSOLIDATED STATEMENT of OPERATIONS DATA
(in thousands of dollars, except for share	For the years ended December 31
and per- share data)	2010	2009	2008	2007	2006

Revenues	$81,795	$71,397	$81,074	$80,297	$75,115
Cost of sales	46,821	42,444	44,345	42,471	38,429
Selling, general and administrative and other costs and expenses	31,037	32,034	30,502	27,087	25,953
Operating income (loss)	3,937	(3,081)	6,227	10,739	10,733
Net income (loss)	1,753	(2,306)	3,360	7,243	6,826

Basic income (loss) per common share	$0.07	$(0.10)	$0.14	$0.33	$0.32
Diluted income (loss) per common share	$0.07	$(0.10)	$0.14	$0.29	$0.28
Weighted-average basic shares outstanding	24,213,000	24,148,000	23,608,000	22,280,000	21,491,000
Weighted-average diluted shares outstanding	24,405,000	24,148,000	24,590,000	24,720,000	24,187,000

CONSOLIDATED BALANCE SHEET DATA	December 31
(in thousands of dollars)	2010	2009	2008	2007	2006

Working capital	$36,645	$30,578	$43,956	$45,143	$38,715
Total assets	103,203	92,262	88,631	87,214	65,660
Long-term obligations	1,482	2,196	1,389	1,255	500
Total liabilities	19,293	14,040	15,056	23,975	18,005
Stockholders’ equity (1)	83,910	78,222	73,575	63,239	47,655

Notes:

(1)	Stockholders’ equity includes the principal amount of nil coupon non-redeemable perpetual loan notes. See Note 5 to the consolidated financial statements.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars)
Background
Fuel Tech, Inc. (“Fuel Tech”) has two broad technology segments that provide advanced engineered solutions to meet the pollution control, efficiency improvement and operational optimization needs of energy-related facilities worldwide. They are as follows:
Air Pollution Control Technologies
The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low and Ultra Low NOx Burners (LNB and ULNB), Over-Fire Air (OFA) systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction (SNCR) systems, and Advanced Selective Catalytic Reduction (ASCR™) systems. The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSG™) systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The CASCADETM and NOxOUT-SCR® processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA™ technology creates ammonia at a plant site using safe urea for use with any SCR application. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions. Fuel Tech distributes its products through its direct sales force and agents.
FUEL CHEM Technologies
The FUEL CHEM® technology segment, which uses chemical processes in combination with advanced CFD and CKM boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology. Fuel Tech sells its FUEL CHEM program through its direct sales force and agents to industrial and utility power-generation facilities. FUEL CHEM programs are installed on combustion units in North America, Europe, China, and India, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste. The FUEL CHEM program improves the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, waste-to-energy, university and district heating markets and offers numerous operational, financial and environmental benefits to owners of boilers, furnaces and other combustion units.
The key market dynamic for both technology segments is the continued use of fossil fuels, especially coal, as the principal fuel source for global electricity production. Coal accounts for approximately 50% of all U.S. electricity generation. Coal’s share of global electricity generation is forecast to be approximately 41% by 2030. Major coal consumers include China, the United States and India.
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
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, supplies, and depreciation. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of December 31, 2010, Fuel Tech had no construction contracts in progress that were identified as loss contracts. As of December 31, 2009, Fuel Tech had one construction contract in progress that was identified as a loss contract in the amount of $166.

Fuel Tech’s APC contracts are typically eight to sixteen months in length. A typical contract will have three or four critical operational measurements that, when achieved, serve as the basis for us to invoice the customer via progress billings. At a minimum, these measurements will include the generation of engineering drawings, the shipment of equipment and the completion of a system performance test.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At December 31, 2010 and December 31, 2009, unbilled receivables were approximately $6,800 and $7,814, respectively, and are included in accounts receivable on the consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts were $650 and $316 at December 31, 2010 and December 31, 2009, respectively, and are included in other accrued liabilities on the consolidated balance sheet.
Fuel Tech has installed over 640 units with APC technology and normally provides performance guarantees to our customers based on the operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in accounts receivable. In order to control and monitor the credit risk associated with our customer base, we review the credit worthiness of customers on a recurring basis. Factors influencing the level of scrutiny include the level of business the customer has with Fuel Tech, the customer’s payment history and the customer’s financial stability. Receivables are considered past due if payment is not received by the date agreed upon with the customer, which is normally 30 days. Representatives of our management team review all past due accounts on a weekly basis to assess collectability. At the end of each reporting period, the allowance for doubtful accounts balance is reviewed relative to management’s collectability assessment and is adjusted if deemed necessary through a corresponding charge or credit to bad debts expense, which is included in selling, general, and administrative expenses in the consolidated statements of operations. Bad debt write-offs are made when management believes it is probable a receivable will not be recovered. Our historical credit loss has been insignificant.
Assessment of Potential Impairments of Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are no longer amortized, but rather are reviewed annually (in the fourth quarter) or more frequently if indicators arise, for impairment. The Company does not have any indefinite-lived intangible assets other than goodwill. Such indicators include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a decrease in our market capitalization to an amount less than the carrying value of our assets, or slower growth rates, among others.
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM segment and the APC technology segment. As of December 31, 2010 and 2009, goodwill allocated to the FUEL CHEM technology segment was $1,723 and goodwill allocated to the APC technology segment was $19,328.
The evaluation of impairment involves comparing the current fair value of a reporting unit to its carrying value. Fuel Tech uses a discounted cash flow (DCF) model to determine the current fair value of its two reporting units as this methodology was deemed to best quantify the present values of the Company’s expected future cash flows and yield a fair value that should be in line with the aggregate market value placed on the Company via the current stock price multiplied by the outstanding common shares. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Events outside the Company’s control, specifically market conditions that impact revenue growth assumptions, could significantly impact the fair value calculated. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.
The application of our DCF model in estimating the fair value of each reporting segment is based on the ‘income’ approach to business valuation. In using this approach for each reportable segment, we forecast segment revenues and expenses out to perpetuity and then discount the resulting cash flows to their present value using an appropriate discount rate. The forecast considers, among other items, the current and expected business environment, expected changes in the fixed and variable cost structure as the business grows, and a revenue growth rate that we feel is both achievable and sustainable. The discount rate used is composed of a number of identifiable risk factors, including equity risk, company size, and certain company specific risk factors such as our debt-to-equity ratio, among other factors, that when added together, results in a total return that a prudent investor would demand for an investment in our company.
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
Based upon the nature of the goodwill recorded on the balance sheets as of December 31, 2010 and 2009, the Company believes that, in order for an impairment to occur, our actual revenue growth in future periods would need to differ materially from the projected revenue growth estimates included in our current cash flow forecasts, particularly as it relates to the APC reporting unit. In addition, other economic events may be indicators of impairment, such as suppressed consolidated revenues, a reduction in our market capitalization to an amount that is lower than our current enterprise value, reduced overall cash flows, or declining APC order backlog. Management does not believe that any of these events, including the recent negative economic events related to the global economic downturn, have resulted in any indications of asset impairment as it pertains to the Fuel Tech’s business.
Impairment of Long-Lived Assets and Amortizable Intangible Assets
Long-lived assets, including property, plant and equipment (PP&E) and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset groups) may not be recoverable. If impairment indicators exists, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset groups) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. However, due to the nature of our PP&E, which is comprised mainly of assets related to our headquarters building and equipment deployed at customer locations for our FUEL CHEM programs, and the shorter-term duration over which FUEL CHEM equipment is depreciated, the likelihood of impairment is mitigated. The discontinuation of a FUEL CHEM program at a customer site would most likely result in the re-deployment of all or most of the effected assets to another customer location rather than an impairment.
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
Stock-Based Compensation
Fuel Tech recognizes compensation expense for employee equity awards ratably over the requisite service period of the award. We utilize the Black-Scholes option-pricing model to estimate the fair value of stock option awards. Determining the fair value of stock options using the Black-Scholes model requires judgment, including estimates for (1) risk-free interest rate — an estimate based on the yield of zero—coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility — an estimate based on the historical volatility of Fuel Tech’s Common Stock for a period equal to the expected life of the option; and (3) expected life of the option — an estimate based on historical experience including the effect of employee terminations. If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted.
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
In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures would require the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance became effective for Fuel Tech on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for Fuel Tech on January 1, 2011, and did not have an impact on the Company’s consolidated financial statements because we have no material financial instruments that are measured at fair value on a recurring basis. The guidance pertaining to the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued guidance titled “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. This guidance provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance to have an impact on its financial statements.
2010 versus 2009
Revenues for the years ended December 31, 2010 and 2009 were $81,795 and $71,397, respectively. The year-over-year increase of $10,398, or 15%, was driven by increased revenue in both the APC technology and FUEL CHEM segments. International revenues for the years ended December 31, 2010 and 2009 were $12,793 and $16,002, respectively.
Revenues for the APC technology segment were $40,917 for the year ended December 31, 2010, an increase of $6,196, or 18%, versus fiscal 2009. This increase is predominantly attributed to higher activity on capital projects as evidenced by a strong backlog balance at both the beginning and end of 2010. Backlog for the years ended December 31, 2010 and 2009 was $19.3 and $22.0 respectively.
Revenues for the FUEL CHEM technology segment for the year ended December 31, 2010 were $40,878, an increase of $4,202, or 11% versus fiscal 2009. Contributing to this year over year increase was a $2 million contingent risk share payment received in 2010 relating to a successful demonstration in the second half of 2009 (see discussion below). During 2010, Fuel Tech added 7 new coal-fired units to its customer base. Revenue from coal-fired units increased by $4,854 or 15%.
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
Cost of sales for the year ended December 31, 2010 and 2009 was $46,821 and $42,444, respectively. Cost of sales as a percentage of revenues for the years ended December 31, 2010 and 2009 was 57% and 59%, respectively. Cost of sales as a percentage of revenue for the APC technology segment increased to 66% in 2010 from 62% in 2009. The increase is attributed to the mix of lower margin project business, including one large contract with a significant amount of lower margin installation work at a nominal mark-up percentage. Cost of sales as a percentage of revenue for the FUEL CHEM technology segment decreased to 48% in 2010 from 57% in 2009 primarily due to the risk share payment of $2 million received during 2010.
Selling, general and administrative expenses for the years ended December 31, 2010 and 2009 were $30,089 and $31,492, respectively. The decrease of $1,403, or 4%, is attributed to the following:
-	Personnel and other expenses related to the reduction and restructuring of the workforce decreased $1,012 for fiscal 2010.

-	Stock compensation expense decreased $1,782 due to the full vesting of options with a comparative higher value than recent grants.

-	Fees paid to outside service providers decreased $501 as a result of strategic hiring and cost containment measures.

-	Depreciation decreased year over year $243 as a result of an accelerated leasehold improvement that was terminated in January 2010.

-	Partially offsetting these amounts was an increase of $1,389 relating to the implementation of new incentive programs for domestic and international employees, and

-	Internal and external commissions increased $740 as a result of increased revenue from both of the product segments.
Research and development (“R&D”) expenses were $948 and $542 for the years ended December 31, 2010 and 2009, respectively. The increase in R&D expenditures is aligned with the Company’s philosophy of investing in new product design and innovation for our product lines. Fuel Tech has maintained its focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities domestically and abroad.
Interest income for the year ended December 31, 2010 decreased by $21 to $11 versus 2009 predominantly due to a decrease in the average return on the Company’s interest-bearing accounts in which the cash is invested. Interest expense of $143 was recorded in 2010 on the debt incurred to start-up activities at Fuel Tech’s office in Beijing, China, compared to $120 in the prior year. The increase is primarily related to differences in foreign exchange rates and not changes in the principal balance of the debt outstanding or changes in interest rates. Finally, the modest change in other income/(expense) is due to the impact of foreign exchange rates as it relates to balances denominated in foreign currencies that are translated into U.S. dollars for reporting purposes.
For the year ended December 31, 2010, Fuel Tech recorded income tax expense of $1,933 on the Company’s pre-tax income of $3,686. Our effective tax rate of 52.4% was higher that our expected rate of approximately 46% due primarily to higher than expected losses in our Italian subsidiary for which we were not able to record a tax benefit as a result of the valuation allowance placed on that entity’s net operating losses. For the year end December 31, 2009, Fuel Tech recorded an income tax benefit of $1,104 on the Company’s pre-tax loss of ($3,410).
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

Selling, general and administrative expenses for the years ended December 31, 2009 and 2008 were $31,492 and $28,402, respectively. The increase of $3,090, or 11%, is attributed to the following:
-	Personnel and other expenses related to the acquisitions of substantially all of the assets of Tackticks LLC, FlowTack LLC, and ACT contributed additional incremental expenses of $2,292 for fiscal 2009.

-	The implementation of a new sales commission program for both the APC and FUEL CHEM technology segments resulted in an increase of $793 in commission expense.

-	The Company also incurred year-over-year increases in depreciation expense of $395 driven by the acceleration of leasehold improvement amortization expense related to the termination of the current Stamford office lease, legal fees of $250 due to international contracts and acquisition-related activities, and accounting and auditing fees of $109 primarily related to acquisition-related activities.

-	Partially offsetting these amounts was a $781 gain from the revaluation of the contingent liability related to the ACT acquisition.
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
Liquidity and Sources of Capital
At December 31, 2010, Fuel Tech had cash and cash equivalents of $30,524 and working capital of $36,645 versus cash and cash equivalents of $20,965 and working capital of $30,578 at December 31, 2009. Operating activities provided $12,190 of cash for the year ended December 31, 2010, primarily due to the add back of non-cash items from our net income of $1,753 including stock compensation expense of $4,179 and depreciation and amortization of $4,081, as well as an increase in accounts payable, accrued expenses, and other non-current liabilities of $7,144 due to the timing of vendor invoices and related payments. Partially offsetting these items were subtractions of non-cash items from our net income including a gain from the revaluation of the earn-out related to our acquisition of Advanced Combustion Technology of $768 and the effect of changes in our deferred income tax provision of $588, as well as an increase in accounts receivable of $3,365 due to the timing of customer receipts and progress billings on projects and an increase in spare parts inventory of $354.
Operating activities provided $13,527 of cash for the year ended December 31, 2009, primarily due to a decrease in accounts receivable of $5,488 due to the timing of customer receipts, and the add back of non-cash items including stock compensation expense of $6,011, depreciation expense of $3,796 and amortization expense of $1,312 and a decrease in prepaid expenses of $3,293. Partially offsetting these items were a net loss of $2,306, a decrease in accounts payable of $2,372 due to the timing of vendor invoices and related payments, and a decrease in the deferred income tax provision of $1,492.
Investing activities used cash of $2,006 for the year ended December 31, 2010 related to purchases of equipment and patents of $2,206 primarily to support and enhance the operations of the FUEL CHEM technology segment offset by a decrease in the restricted cash balance of $200 described below. Investing activities used cash of $22,389 for the year ended December 31, 2009. This amount was comprised of three items: the acquisition of substantially all of the assets of ACT required a total funding of $20,185; capital expenditures of $2,004, primarily to support and enhance the operations of the FUEL CHEM technology segment; and an increase in restricted cash of $200 to support the transfer of pre-existing stand-by letters of credit and bank guaranties from Wachovia to JPM Chase.
The Company used cash from financing activities for the year ended December 31, 2010 of $732, primarily to do to repayments of $737 for the debt obligation that has been used to support the growth of the Beijing office. The Company generated cash from financing activities for the year ended December 31, 2009 of $1,596, primarily from proceeds received from the exercise of stock options of $605 and from additional borrowings of $737 to support the growth of the Beijing office.
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of December 31, 2010 and 2009, there were no outstanding borrowings on this Facility.
At its inception, the Facility contained several debt covenants with which the Company must comply on a quarterly or annual basis, including an annual capital expenditure limit of $10,000, a minimum tangible net worth of $42,000, adjusted upward for 50% of net income generated and 100% of all capital issuances, a minimum net income for the quarterly period ended June 30, 2009 of ($2,000), and minimum net income for the quarterly period ended September 30, 2009 of $750. There was not a minimum net income requirement for any periods subsequent to September 30, 2009. In addition, the original Facility covenants included a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 for the four consecutive quarterly periods ended December 31, 2009 and a maximum Leverage Ratio of 1.5:1.0 for the four consecutive quarterly periods ending March 31, 2010 and all succeeding four consecutive quarterly periods until the facility expires. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, and depreciation and amortization expenses. Due to the Company’s quarterly net loss of ($698) for the three-month period ended September 30, 2009, however, the Company was in breach of its minimum quarterly net income covenant that was in effect at that time. The Company amended the Facility to obtain a waiver of this covenant breach from JPM Chase for the quarterly period ended September 30, 2009 and revised certain financial covenants as follows: for the three-month period ended December 31, 2009 the Company shall achieve a Minimum Net Income of ($2,000), for the three-month period ended March 31, 2010 the Company’s Leverage Ratio shall not exceed 2.75:1.0, and for the three month period ended June 30, 2010 and each subsequent quarterly period, the Leverage Ratio shall not exceed 1.5:1.0. The purchase price for allowable acquisitions made during any fiscal year was also lowered to $5,000 in the aggregate if Leverage Ratio is greater than 2.75:1.0. The Company’s spread matrix for rates and fees paid on its revolving credit facility and standby letters of credit was adjusted upward to include additional tiers tied to the quarterly calculated Leverage Ratio. No other Facility covenants were modified for any other period.
At December 31, 2010, the Company was in compliance with all financial covenants on the Facility, including a year-to-date capital expenditure amount of $2,206, a tangible net worth amount of $56,855, which was above the required amount of $52,574 by $4,281, and a Leverage Ratio of 0.45:1.0, which was well below the maximum requirement of 1.5:1.0.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the “China Facility”) agreement with JPM Chase for RMB 45 million (approximately $6,600), which expires on June 30, 2011. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate (approximately 5.8% at December 31, 2010 and 2009) and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2010 and 2009, Beijing Fuel Tech has borrowings outstanding in the amount $2,269 and $2,925, respectively.
At December 31, 2010 and 2009, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $1,265 and $5,823, respectively, in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2010 and 2009, there were no cash borrowings under the revolving credit facility and approximately $23,735 and $19,177, respectively, was available. Management has met with the Company’s lending institutions and, during the course of those meetings, was not made aware of any information indicating that they will not be able to perform their obligations for any letters of credit or guarantees issued, nor be unable to supply funds to Fuel Tech if the Company chooses to borrow funds under its two revolving credit facilities.
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
Interest payments in the amount of $143, $120, and $135 were made during the years ended December 31, 2010, 2009 and 2008, respectively.
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

Contractual Obligations and Commitments
In its normal course of business, Fuel Tech enters into agreements that obligate Fuel Tech to make future payments. The contractual cash obligations noted below are primarily related to supporting the ongoing operations of the business.

Contractual Cash	Payments due by period in thousands of dollars
Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Short-term debt obligations	$2,269	$2,269	$—	$—	$—
Estimated interest payments on debt obligations*	68	68	—	—	—
Operating lease obligations	3,422	629	1,016	617	1,160

Total	$5,759	$2,966	$1,016	$617	$1,160

*	Debt obligations consist solely of borrowings under the Company’s Chinese revolving credit facility which bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate, or 5.8%, at December 31, 2010.
Interest payments in the amount of $143, $120, and $135 were made during the years ended December 31, 2010, 2009 and 2008, respectively.
Fuel Tech, in the normal course of business, uses bank performance guarantees and letters of credit in support of construction contracts with customers as follows:
-	in support of the warranty period defined in the contract; or

-	in support of the system performance criteria that are defined in the contract.
In addition, Fuel Tech uses bank performance guarantees with standby letters of credit and performance surety bonds as security for contract performance and other obligations as needed in the normal course of business. As of December 31, 2010, Fuel Tech had outstanding bank performance obligations that may or may not result in cash obligations:

Commercial	Commitment expiration by period in thousands of dollars
Commitments	Total	2011	2012-2013	2014-2015	Thereafter
Standby letters of credit and bank guarantees	$1,265	$584	$681	$—	$—
Performance Surety Bonds	$2,156	$2,156	$—	$—	$—

Total	$3,421	$2,740	$681	$—	$—

Off-Balance-Sheet Transactions
There were no off-balance-sheet transactions during the three-year period ended December 31, 2010.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.
Fuel Tech is also exposed to changes in interest rates primarily due to its debt arrangement (refer to Note 8 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2011.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Fuel Tech, Inc. and Subsidiaries
We have audited the accompanying balance sheet of Fuel Tech, Inc. and Subsidiaries as of December 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. We also have audited Fuel Tech, Inc’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Fuel Tech, Inc’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuel Tech, Inc. and Subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Fuel Tech, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
March 9, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fuel Tech, Inc.
We have audited the accompanying consolidated balance sheet of Fuel Tech, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuel Tech, Inc. and Subsidiaries as of December 31, 2009 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Chicago, Illinois
March 4, 2010

Fuel Tech, Inc.
Consolidated Balance Sheets
(in thousands of dollars, except share and per-share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Restricted cash	$—	$200
Cash and cash equivalents	30,524	20,965
Accounts receivable, net of allowance for doubtful accounts of $82 and $70, respectively	21,175	17,877
Inventories	807	450
Deferred income taxes	89	636
Prepaid expenses and other current assets	1,861	2,294

Total current assets	54,456	42,422

Property and equipment, net of accumulated depreciation of $15,767 and $14,562, respectively	14,384	15,549
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $3,203 and $2,817, respectively	6,050	6,749
Deferred income taxes	5,000	4,183
Other assets	2,262	2,308

Total assets	$103,203	$92,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,269	$2,925
Accounts payable	7,516	5,824
Accrued liabilities:
Employee compensation	2,863	671
Income taxes payable	1,857	—
Other accrued liabilities	3,306	2,424

Total current liabilities	17,811	11,844

Other liabilities	1,482	2,196

Total liabilities	19,293	14,040

Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,213,467 and 24,211,967 shares issued and outstanding, respectively	242	242
Additional paid-in capital	129,424	125,458
Accumulated deficit	(46,075)	(47,828)
Accumulated other comprehensive income	243	269
Nil coupon perpetual loan notes	76	81

Total stockholders’ equity	83,910	78,222

Total liabilities and stockholders’ equity	$103,203	$92,262

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Operations
(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2010	2009	2008

Revenues	$81,795	$71,397	$81,074

Costs and expenses:
Cost of sales	46,821	42,444	44,345
Selling, general and administrative	30,857	32,273	28,402
Gain on revaluation of ACT liability	(768)	(781)	—
Research and development	948	542	2,100

	77,858	74,478	74,847

Operating income (loss)	3,937	(3,081)	6,227

Interest expense	(143)	(120)	(135)
Interest income	11	32	741
Other expense	(119)	(241)	(226)

Income (loss) before taxes	3,686	(3,410)	6,607
Income tax (expense) benefit	(1,933)	1,104	(3,247)

Net income (loss)	$1,753	$(2,306)	$3,360

Net income (loss) per common share:
Basic	$0.07	$(0.10)	$0.14
Diluted	$0.07	$(0.10)	$0.14

Weighted-average number of common shares outstanding:
Basic	24,213,000	24,148,000	23,608,000
Diluted	24,405,000	24,148,000	24,590,000
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands of dollars or shares, as appropriate)

					Accumulated
			Additional		Other	Nil Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual
	Shares	Amount	Capital	Deficit	Income (Loss)	Loan Notes	Total

Balance at December 31, 2007	22,410	$224	$111,459	$(48,882)	$166	$272	$63,239

Comprehensive income:
Net income				3,360			3,360
Foreign currency translation adjustments					21		21

Comprehensive income							3,381
Exercise of stock options and warrants	1,657	17	602				619
Conversion of nil coupon perpetual loan notes into Common Shares	44		191			(191)	—
Tax benefit from stock compensation expense			548				548
Stock compensation expense			5,815				5,815
Issuance of deferred shares of stock			73				73
Reclassification of liability award			(100)				(100)

Balance at December 31, 2008	24,111	$241	$118,588	$(45,522)	$187	$81	$73,575

Comprehensive loss:
Net loss				(2,306)			(2,306)
Foreign currency translation adjustments					82		82

Comprehensive income							(2,224)
Exercise of stock options	101	1	605				606
Conversion of nil coupon perpetual loan notes into Common Shares							—
Tax benefit from stock compensation expense			78				78
Stock compensation expense			6,011				6,011
Issuance of deferred shares of stock			86				86
Reclassification of liability award			90				90

Balance at December 31, 2009	24,212	$242	$125,458	$(47,828)	$269	$81	$78,222

Comprehensive loss:
Net income				1,753			1,753
Foreign currency translation adjustments					(26)		(26)

Comprehensive income							1,727
Exercise of stock Options	1	—	10				10
Repurchase of nil coupon perpetual loan notes						(5)	(5)
Tax benefit from stock compensation expense			—				—
Stock compensation expense			4,179				4,179
Issuance of deferred shares of stock			95				95
Expiration of fully vested options			(318)				(318)

Balance at December 31, 2010	24,213	$242	$129,424	$(46,075)	$243	$76	$83,910

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)

	For the years ended December 31,
	2010	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$1,753	$(2,306)	$3,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,195	3,796	2,810
Amortization	886	1,312	184
Loss on equipment disposals/impaired assets	20	94	35
Gain on revaluation of ACT liability	(768)	(781)	—
Deferred income tax	(588)	(1,492)	814
Stock compensation expense	4,179	6,011	5,815
Deferred director fees	95	—	—
Changes in operating assets and liabilities:

Accounts receivable	(3,365)	5,488	8,491
Inventories	(354)	563	(828)
Prepaid expenses, other current assets and other noncurrent assets	(27)	3,293	(3,509)
Accounts payable	1,765	(2,372)	(5,436)
Accrued liabilities and other noncurrent liabilities	5,379	(113)	(3,720)
Other	20	34	31

Net cash provided by operating activities	12,190	13,527	8,047

INVESTING ACTIVITIES
Proceeds from sales of short-term investments	—	—	1,998
Decrease (increase) in restricted cash	200	(200)	—
Purchases of property, equipment and patents	(2,206)	(2,004)	(9,839)
Acquisitions of businesses	—	(20,185)	(3,928)

Net cash used in investing activities	(2,006)	(22,389)	(11,769)

FINANCING ACTIVITIES
(Payments) / proceeds from debt	(737)	737	137
Proceeds from exercise of stock options and warrants	10	605	619
Reclassification of liability award	—	90	—
Excess tax benefit for stock-based compensation	—	78	548
Other	(5)	86	73

Net cash (used in) provided by financing activities	(732)	1,596	1,377

Effect of exchange rate fluctuations on cash	107	82	21

Net increase (decrease) in cash and cash equivalents	9,559	(7,184)	(2,324)
Cash and cash equivalents at beginning of year	20,965	28,149	30,473

Cash and cash equivalents at end of year	$30,524	$20,965	$28,149

Supplemental Cash Flow Information:

Non-cash activities:
(Decrease) increase in contingent consideration payable	$—	$2,307	$—
Cash paid for:
Interest	$143	$120	$135
Income taxes paid	$297	$195	$5,905
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(in thousands of dollars, except share and per-share data)
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Fuel Tech is a company that provides advanced engineered solutions for the optimization of combustion systems in utility and industrial applications. Fuel Tech’s primary focus is on the worldwide marketing and sale of its NOx reduction technologies as well as its FUEL CHEM program. The Company’s NOx reduction technologies reduce nitrogen oxide emissions from boilers, furnaces and other stationary combustion sources.
Our FUEL CHEM program is based on proprietary TIFI Targeted In-Furnace Injection technology, in combination with advanced Computational Fluid Dynamics (CFD) and Chemical Kinetics Modeling (CKM) boiler modeling, in the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in the boiler. Our business is materially dependent on the continued existence and enforcement of air quality regulations, particularly in the United States. We have expended significant resources in the research and development of new technologies in building our proprietary portfolio of air pollution control, fuel and boiler treatment chemicals, computer modeling and advanced visualization technologies.
International revenues were $12,793, $16,002, and $12,641 for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts represented 16%, 22%, and 16% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. Fuel Tech has foreign offices in Beijing, China and Gallarate, Italy.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying amount of our short-term debt and revolving line of credit approximates fair value due to their short-term nature and because the amounts outstanding accrue interest at variable market-based rates.
Cash and Cash Equivalents
Fuel Tech includes cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. Fuel Tech has never incurred realized or unrealized holding gains or losses on securities classified as cash equivalents. Income resulting from short-term investments is recorded as interest income. The Company has cash on hand of approximately $2,238 at its Beijing, China company that is subject to certain local regulations that may limit the immediate availability of these funds outside of China.
Foreign Currency Risk Management
Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Accounts Receivable
Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on uncompleted contracts under the percentage of completion method. At December 31, 2010 and 2009, unbilled receivables were approximately $6,800 and $7,814, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in accounts receivable. In order to control and monitor the credit risk associated with our customer base, we review the credit worthiness of customers on a recurring basis. Factors influencing the level of scrutiny include the level of business the customer has with Fuel Tech, the customer’s payment history and the customer’s financial stability. Receivables are considered past due if payment is not received by the date agreed upon with the customer, which is normally 30 days. Representatives of our management team review all past due accounts on a weekly basis to assess collectability. At the end of each reporting period, the allowance for doubtful accounts balance is reviewed relative to management’s collectability assessment and is adjusted if deemed necessary through a corresponding charge or credit to bad debts expense, which is included in selling, general, and administrative expenses in the consolidated statements of operations. Bad debt write-offs are made when management believes it is probable a receivable will not be recovered. Our historical credit loss has been insignificant. The table below sets forth the components of the Allowance for Doubtful Accounts for the years ended December 31.

	Balance at	Provision charged	Write-offs /	Balance at
Year	January 1	to expense	Recoveries	December 31

2008	$150	$—	$(70)	$80
2009	$80	$41	$(51)	$70
2010	$70	$50	$(38)	$82
Inventories
Inventories consist primarily of spare parts and are stated at cost using the first-in, first-out method. Usage is recorded in cost of sales in the period that parts were issued to a project or used to service equipment. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable.
Foreign Currency Translation and Transactions
Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The resulting translation adjustments are included in stockholders’ equity as part of accumulated other comprehensive income.
Comprehensive Income
Other comprehensive income is defined as the change in equity resulting from transactions from non-owner sources. Comprehensive income differs from net income due to the effects of foreign currency translation. There are no other components of current comprehensive income or accumulated other comprehensive income.
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
Goodwill and Other Intangibles
Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed annually or more frequently if indicators arise, for impairment. The evaluation of impairment involves comparing the current fair value of our reporting units to their carrying values. Fuel Tech uses a discounted cash flow (DCF) model to determine the current fair value of its two reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM technology segment and the APC technology segment. At December 31, 2010 and 2009, goodwill allocated to the FUEL CHEM technology segment was $1,723 while goodwill allocated to the APC technology segment was $19,328. In 2009, goodwill allocated to the APC technology segment increased $15,893 due to the acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. on January 5, 2009.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our fair value measurement test, performed annually as of October 1, revealed no indications of impairment.
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. For the years ended December 31, 2010, 2009 and 2008, the impact of impairment losses was $0, $6, and $0, respectively. The 2009 impairment loss is recorded in the “Research and development” line item in the consolidated statements of operations.
Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. As of December 31, 2010 and 2009, the net patent asset balance, excluding patents acquired in business acquisitions, was $512 and $330, respectively. The third-party costs capitalized during the years ended December 31, 2010 and 2009 were $186 and $98, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.
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
Amortization expense for intangible assets was $886, $1,312, and $184 for the years ended December 31, 2010, 2009, and 2008, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2010 and 2009, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2010			2009
		Gross		Net	Gross		Net
Description of	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Other Intangible	Period	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer list	3-15 years	$4,567	$(1,337)	$3,230	$4,567	$(890)	$3,677
Tradenames	8 years	351	(88)	263	351	(44)	307
Patent assets	8-10 years	2,228	(1,131)	1,097	2,041	(1,029)	1,012
Covenant not to complete	5-6 years	376	(162)	214	476	(191)	285
Technologies	7-8 years	1,731	(485)	1,246	1,731	(263)	1,468
Miscellaneous	Less than 1 year	—	—	—	400	(400)	—

Total		$9,253	$(3,203)	$6,050	$9,566	$(2,817)	$6,749
The table below shows the estimated future amortization expense for intangible assets:

Estimated
Amortization
Year	Expense

2011	$931
2012	897
2013	832
2014	769
2015	737
Thereafter	1884

Total	$6,050

Property and Equipment
Property and equipment is stated at historical cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $3,195, $3,796, and $2,810 for the years ended December 31, 2010, 2009, and 2008, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2010 and 2009, and the accumulated depreciation and net book value in total for all classes of assets.

	Depreciable
Description of Property and Equipment	Life	2010	2009

Land		$1,440	$1,440
Building	39 years	4,535	4,535
Building and leasehold improvements	3-39 years	4,425	4,632
Field equipment	3-4 years	14,630	14,448
Computer equipment and software	2-3 years	3,663	3,596
Furniture and fixtures	3-10 years	1,436	1,438
Vehicles	5 years	22	22

Total cost		30,151	30,111

Less accumulated depreciation		(15,767)	(14,562)

Total net book value		$14,384	$15,549

Property and equipment is reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset groups) may not be recoverable. If impairment indicators exists, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset groups) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. However, due to the nature of our property and equipment, which is comprised mainly of assets related to our headquarters building and equipment deployed at customer locations for our FUEL CHEM programs, and the shorter-term duration over which FUEL CHEM equipment is depreciated, the likelihood of impairment is mitigated. The discontinuation of a FUEL CHEM program at a customer site would most likely result in the re-deployment of all or most of the effected assets to another customer location rather than an impairment.
Revenue Recognition
Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, supplies, and depreciation. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. The completed contract method is used for certain contracts when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product.
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
Income Taxes
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of Fuel Tech’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and the Company’s experience with similar operations. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances.
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.
Stock-Based Compensation
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. In 2010, 2009 and 2008, 259,000, 510,000, and 757,250 options and restricted stock units, respectively, were granted to employees and directors. At December 31, 2010, Fuel Tech had 397,000 stock awards available for issuance under the Incentive Plan.
Basic and Diluted Earnings (Loss) per Common Share
Basic earnings (loss) per share excludes the antidilutive effects of stock options and stock warrants and of the nil coupon non-redeemable convertible unsecured loan notes (see Note 5). Diluted earnings (loss) per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes and of unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options are excluded from diluted earnings (loss) per share because they are anti-dilutive. The table below sets forth the weighted-average shares used at December 31 in calculating earnings (loss) per share:

	2010	2009	2008

Basic weighted-average shares	24,213,000	24,148,000	23,608,000
Conversion of unsecured loan notes	7,000	—	43,000
Unexercised options and warrants	185,000	—	939,000

Diluted weighted-average shares	24,405,000	24,148,000	24,590,000

Risk Concentrations
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of its primary depository institution where a significant portion of its deposits are held.
For the year ended December 31, 2010, Fuel Tech had three customers which individually represented greater than 10% of revenues. Two of these customers contributed to our FUEL CHEM technology segment and represented 16% and 13% of consolidated revenues, respectively, and one customer contributed to our APC technology segment and represented 14% of consolidated revenues. The Company had a separate customer relating to our APC technology segment that accounted for 13% of net accounts receivable as of December 31, 2010.
For the year ended December 31, 2009, Fuel Tech had one customer which individually represented greater than 10% of revenues. In total this customer represented 17% of revenues, and represented revenue recognized solely from the FUEL CHEM technology segment. The Company had a separate customer that accounted for 17% of net accounts receivable as of December 31, 2009 relating to our APC technology segment.
For the year ended December 31, 2008, Fuel Tech had two customers which individually represented greater than 10% of revenues. In total these two customers represented approximately 28% of total revenues, with one procuring products solely from the APC technology segment and the other procuring products solely from the FUEL CHEM technology segment. The Company had a separate customer that accounted for 17% of net accounts receivable as of December 31, 2008 relating to our APC technology segment.
The Company controls credit risk through requiring milestone payments on long-term contracts, performing ongoing credit evaluations of its customers, and in some cases obtaining security for payment through bank guarantees and letters of credit.
Recently Issued and Adopted Accounting Standards
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
In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance became effective for Fuel Tech on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for Fuel Tech on January 1, 2011, and did not have an impact on the Company’s consolidated financial statements because we have no material financial instruments that are measured at fair value on a recurring basis. The guidance pertaining to the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued guidance titled “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. This guidance provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance to have an impact on its financial statements.

2. CONSTRUCTION CONTRACTS IN PROGRESS
The status of contracts in progress as of December 31, 2010 and 2009 is as follows:

	2010	2009
Costs incurred on uncompleted contracts	$19,928	$12,608
Estimated earnings	10,305	8,556

Earned revenue	30,233	21,164
Less billings to date	(24,083)	(13,666)

Total	$6,150	$7,498

Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,800	$7,814
Billings in excess of costs and estimated earnings on uncompleted contracts	(650)	(316)

Total	$6,150	$7,498

Costs and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable on the consolidated balance sheet, while billings in excess of costs and estimated earnings on uncompleted contracts are included in other accrued liabilities on the consolidated balance sheet. All billed and unbilled amounts outstanding as of December 31, 2010 are expected to be collected within the next 12 months.
As of December 31, 2010, Fuel Tech had no construction contracts in progress that were identified as loss contracts. As of December 31, 2009, Fuel Tech had one construction contract in progress that was identified as a loss contract in the amount of $166.
3. TAXATION
The components of income (loss) before taxes for the years ended December 31 are as follows:

	2010	2009	2008

Origin of income (loss) before taxes
United States	$4,144	$(3,378)	$7,963
Foreign	(458)	(32)	(1,356)

Income (loss) before taxes	$3,686	$(3,410)	$6,607
Significant components of income tax expense (benefit) for the years ended December 31 are as follows:

	2010	2009	2008

Current:
Federal	$2,520	$195	$1,395
State	414	28	411
Foreign	103	—	(84)

Total current	3,037	223	1,722
Deferred:
Federal	(1,051)	(1,219)	1,464
State	(97)	(108)	61
Foreign	44	—	—

Total deferred	(1,104)	(1,327)	1,525

Income tax expense (benefit)	$1,933	$(1,104)	$3,247

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense (benefit) in the consolidated statements of operations for the years ended December 31 is as follows:

	2010	2009	2008

Provision at the U.S. federal statutory rate	35.0%	(35.0)%	35.0%
State taxes, net of federal benefit	3.9%	(2.2)%	4.5%
Foreign losses without tax benefit	0.6%	0.3%	5.9%
Valuation allowance	6.5%	0.0%	0.0%
Research credits	0.0%	(1.8)%	(1.2)%
Stock-based compensation	4.4%	4.1%	3.7%
Other	2.0%	2.2%	1.2%

Income tax expense (benefit) effective rate	52.4%	(32.4)%	49.1%
The deferred tax assets and liabilities at December 31 are as follows:

	2010	2009

Deferred tax assets:
Stock compensation expense	$7,442	$6,302
Research and development credit	—	513
Alternative minimum tax credit	—	275
Warranty reserve	82	76
Accounts receivable	31	27
Vacation accrual	80	45
Commissions and other accruals	177	—
Deferred rent liability	52	25
Intangible assets	403	283
Other	—	30
Net operating loss carryforwards	1,102	1,001

Total deferred tax assets	9,369	8,577
Deferred tax liabilities:
Equipment	(1,243)	(1,200)
Prepaid expenses	(110)	(123)
Patents	(195)	(126)
Goodwill	(1,630)	(1,132)

Total deferred tax liabilities	(3,178)	(2,581)

Net deferred tax asset before valuation allowance	6,191	5,996
Valuation allowances for deferred tax assets	(1,102)	(1,177)

Net deferred tax asset	$5,089	$4,819

     Net deferred tax assets and liabilities are recorded as follows within the consolidated balance sheets:

Current assets	$89	$636
Long-term assets	5,000	4,183

Net deferred tax asset	$5,089	$4,819

The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

	Balance at	Charged to costs		Balance at
Year	January 1	and expenses	(Deductions)/Other	December 31

2008	$1,218	—	203	$1,421
2009	$1,421	—	(244)	$1,177
2010	$1,177	—	(75)	$1,102

For the years ended December 31, 2010 and 2009, Fuel Tech recorded tax benefits from the exercise of stock options in the amount of $0 and $78, respectively. The amounts were recorded as an increase in additional paid-in capital on the consolidated balance sheets and as cash from financing activities on the consolidated statements of cash flows. Fuel Tech also reduced the deferred tax asset related to stock based compensation by $318 for fully vested options that expired unexercised during 2010. This reduction in the deferred tax asset was recorded against additional paid-in capital and had no impact on our results from operations.
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
The following table summarizes Fuel Tech’s unrecognized tax benefit activity (excluding interest and penalties) during the years ended December 31, 2010, 2009, and 2008:

Description	2010	2009	2008

Balance at beginning of period	$724	$713	$678
Increases in positions taken in a prior period	—	11	—
Decreases in positions taken in a prior period	—	—	—
Increases in positions taken in a current period	60	—	35
Decreases in positions taken in a current period	—	—	—
Decreases due to settlements	—	—	—
Decreases due to lapse of statute of limitations	(120)	—	—

Balance at end of period	$664	$724	$713

The amount of unrecognized tax benefits as of December 31, 2010 and 2009, including interest and penalties, was $870 for both years, all of which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. We estimate that $375 of this unrecognized tax benefit will be recognized into income in 2011 due to the lapsing of statute of limitations.
Fuel Tech is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2007.
Fuel Tech recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense for all periods presented. Fuel Tech had accrued approximately $206 for the payment of interest and penalties at December 31, 2010 versus $146 at December 31, 2009.
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
At December 31, 2010, Fuel Tech has tax loss carry-forwards of approximately $4,008 available to offset future foreign income in Italy. We have recorded a full valuation allowance against the resulting $1,102 deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to use the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated during the first three years of this entity’s operations. The portion of the foreign loss carry-forwards related to periods subsequent to the first three years of operations have a five year carry-forward period and will begin to expire in 2012 if not used by that date.
4. COMMON SHARES
At December 31, 2010, Fuel Tech had 24,213,467 common shares issued and outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 5) and 3,005,125 shares reserved for issuance upon the exercise of equity awards, of which 2,277,625 are stock options that are currently exercisable (see Note 6).
At December 31, 2009, Fuel Tech had 24,211,967 common shares issued and outstanding, with an additional 7,485 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes and 3,051,125 shares reserved for issuance upon the exercise of equity awards, of which 1,784,000 are stock options that are currently exercisable.

5. NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES
At December 31, 2010 and 2009, respectively, Fuel Tech had principal amounts of $76 and $81 of nil coupon non-redeemable convertible unsecured perpetual loan notes (the “Loan Notes”) outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 or $11.43 per share, as appropriate. As of December 31, 2010, the nil coupon loan notes were convertible into 6,715 common shares. Based on our closing stock price of $9.71 at December 31, 2010, the aggregate fair value of the common shares that the holders would receive if all loan notes were converted would be approximately $65, which is less that the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of Fuel Tech’s dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheet. The notes do not hold distribution or voting rights unless and until converted into common shares.
In 2010, 2009, and 2008, Loan Notes in the principal amounts of $5, $0, and $191, respectively, were repurchased by the Company.
6. STOCK-BASED COMPENSATION
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. In 2010, 2009 and 2008, 110,000, 510,000, and 757,000 options, respectively, were granted to employees and directors. In addition, 149,000 RSUs were issued to employees in 2010. At December 31, 2010, Fuel Tech had 397,000 equity awards available for issuance under the Incentive Plan
Stock-based compensation is included in selling, general, and administrative costs in our consolidated statements of operations. The components of stock-based compensation for the years ended December 31, 2010, 2009 and 2008 were as follows:

	For the Year Ended December 31,
	2010	2009	2008

Stock options	$4,170	$6,011	$5,815
Restricted stock units	9	—	—

Total stock-based compensation expense	4,179	6,011	5,815
Tax benefit of stock-based compensation expense	(1,412)	(2,083)	(1,933)

After-tax effect of stock based compensation	$2,767	$3,928	$3,882
As of December 31, 2010, there was $4,439 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the requisite service period of four years.
Stock Options
The stock options granted to employees under the Incentive Plan have a 10-year life and they vest as follows: 50% after the second anniversary of the award date, 25% after the third anniversary, and the final 25% after the fourth anniversary of the award date. Fuel Tech calculates stock compensation expense for employee option awards based on the grant date fair value of the award, less expected annual forfeitures, and recognizes expense on a straight-line basis over the four-year service period of the award. Stock options granted to members of our board of directors vest immediately. Stock compensation for these awards is based on the grant date fair value of the award and is recognized in expense immediately.
Fuel Tech uses the Black-Scholes option pricing model to estimate the grant date fair value of employee stock options. The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate — an estimate based on the yield of zero—coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility — an estimate based on the historical volatility of Fuel Tech’s Common Stock for a period equal to the expected life of the option; and (3) expected life of the option — an estimate based on historical experience including the effect of employee terminations.

Based on the results of the model, the weighted-average fair value of the stock options granted during the 12-month periods ended December 31, 2010, 2009 and 2008, respectively was $3.38, $5.83, and $9.65 per share using the following weighted average assumptions:

	2010		2009		2008

Expected dividend yield		0.00%		0.00%		0.00%
Risk-free interest rate		1.74%		2.46%		2.85%
Expected volatility		67.7%		68.0%		59.3%
Expected life of option	5.5	years	5.1	years	5.2	years
The following table presents a summary of Fuel Tech’s stock option activity and related information for the years ended December 31:

	2010		2009		2008
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	Average	of	Average	of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	3,051,125	$15.28	2,905,325	$16.30	2,464,325	$15.03
Granted	110,000	5.71	510,000	9.96	757,250	18.05
Exercised	(1,500)	6.35	(101,000)	5.84	(171,125)	3.61
Expired or forfeited	(303,500)	17.51	(263,200)	18.82	(145,125)	18.69

Outstanding at end of year	2,856,125	$14.68	3,051,125	$15.28	2,905,325	$16.30

Exercisable at end of year	2,277,625	$14.98	1,784,000	$14.28	1,461,700	$12.92
Weighted-average fair value of options granted during the year		$3.38		$5.83		$9.65
The following table provides additional information regarding Fuel Tech’s stock option activity for the 12 months ended December 31, 2010:

			Weighted-
			Average
	Number	Weighted-	Remaining
	of	Average	Contractual		Aggregate
	Options	Exercise Price	Term		Intrinsic Value

Outstanding on January 1, 2010	3,051,125	$15.28
Granted	110,000	5.71
Exercised	(1,500)	6.35			$2
Expired or forfeited	(303,500)	17.51

Outstanding on December 31, 2010	2,856,125	$14.68	5.8	years	$3,572

Exercisable on December 31, 2010	2,277,625	$14.98	5.3	years	$3,408

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding				Options Exercisable
		Weighted-
		Average		Weighted-		Weighted-
Range of	Number of	Remaining		Average	Number of	Average
Exercise Prices	Options	Contractual Life		Exercise Price	Options	Exercise Price
$2.76 - $5.51	485,000	4.1	years	$4.44	485,000	$4.44
$5.52 - $11.03	872,375	6.4	years	8.72	530,000	8.15
$11.04 - $22.06	617,000	6.2	years	16.03	434,750	15.39
$22.07 - $27.57	881,750	5.9	years	25.27	827,875	25.31

$2.76 - $27.57	2,856,125	5.8	years	$14.68	2,277,625	$14.98
The weighted-average exercise price per non-vested stock option award at the grant date (excluding options that vest immediately) was $6.10 per share for the non-vested stock option awards granted in 2010. Non-vested stock option activity for the 12 months ended December 31, 2010 was as follows:

	Non-Vested Stock	Weighted-Average
	Options	Grant Date
	Outstanding	Fair Value

Outstanding on January 1, 2010	1,267,125	$9.20
Granted	110,000	3.38
Vested	(535,875)	9.83
Forfeited	(262,750)	9.21

Outstanding on December 31, 2010	578,500	$7.50

As of December 31, 2010, there was $3,361 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.7 years.
At December 31, 2010, Fuel Tech had 2,316,000 stock options with exercise prices per share that were not dilutive for the purpose of inclusion in the calculation of diluted earnings per share.
Fuel Tech received proceeds from the exercise of stock options of $10, $606, and $619 in the years ended December 31, 2010, 2009, and 2008, respectively. The intrinsic value of options exercised in the years ended December 31, 2010, 2009, and 2008 was $2, $394, and $2,106, respectively. It is our policy to issue new shares upon option exercises, warrant or loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements.
Restricted Stock Units
Restricted stock units granted under the Incentive Plan vest as follows: 50% after the second anniversary of the award date, 25% after the third anniversary, and the final 25% after the fourth anniversary of the award date. Fuel Tech calculates stock compensation expense for restricted stock unit awards based on the closing price of the Company’s common stock on the grant date, less expected annual forfeitures, and recognizes expense on a straight-line basis over the four-year service period of the award. The Company recorded expense of approximately $9 associated with its restricted stock unit awards in 2010 and there is $1,078 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 4 years.
A summary of restricted stock unit activity for the year ended December 31, 2010 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested restricted stock units at December 31, 2009	—	$—
Granted	149,000	8.63
Forfeited	—	—
Vested	—	—

Unvested restricted stock units at December 31, 2010	149,000	$8.63

Deferred Directors Fees
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2010, 2009 and 2008, Fuel Tech recorded $95, $86, and $73, respectively, of stock-based compensation expense under the Deferred Plan.
7. COMMITMENTS
Operating Leases
Fuel Tech leases office space, automobiles and certain equipment under agreements expiring on various dates through 2020. Future minimum lease payments under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2010 are as follows:

Year of Payment	Amount
2011	$629
2012	536
2013	480
2014	327
2015	290
Thereafter	1,160

Total	$3,422

For the years ended December 31, 2010, 2009 and 2008, rent expense approximated $897, $1,025, and $1,300, respectively.
Fuel Tech has a sublease agreement with American Bailey Corporation (ABC) that obligates the sub-lessee to make future payments to the Company. ABC will reimburse Fuel Tech for its share of lease and lease-related expenses under Fuel Tech’s December 9, 2009 lease of its executive offices in Stamford, Connecticut. Please refer to Note 9 to the consolidated financial statements for a discussion of the relationship between Fuel Tech and ABC. The future minimum lease income under this non-cancellable sublease as of December 31, 2010 is as follows:

Year of Payment	Amount
2011	$124
2012	124
2013	124
2014	124
2015	133
Thereafter	532

Total	$1,161

The terms of the Company’s four primary lease arrangements are as follows:
-	The Stamford, Connecticut building lease term, for approximately 6,440 square feet, runs from February 1, 2010 to January 31, 2019. The facility houses certain administrative functions such as Investor Relations and certain APC sales functions.

-	The Beijing, China building lease term, for approximately 5,800 square feet, runs from September 1, 2010 to August 31, 2011. This facility serves as the operating headquarters for our Beijing Fuel Tech operation. Fuel Tech has the option to extend the lease term at a market rate to be agreed upon between Fuel Tech and the lessor.

-	The Durham, North Carolina building lease term, for approximately 16,000 square feet, runs from November 1, 2005 to April 30, 2014. Fuel Tech has no option to extend the lease.

-	The Gallarate, Italy building lease term, for approximately 1,300 square feet, runs from July 1, 2005 to April 30, 2013. This facility serves as the operating headquarters for our Italy operations.

Performance Guarantees
The majority of Fuel Tech’s long-term equipment construction contracts contain language guaranteeing that the performance of the system that is being sold to the customer will meet specific criteria. On occasion, performance surety bonds and bank performance guarantees/letters of credit are issued to the customer in support of the construction contracts as follows:
-	in support of the warranty period defined in the contract; or

-	in support of the system performance criteria that are defined in the contract.
As of December 31, 2010, Fuel Tech had outstanding performance surety bonds in the amount of $2,156 and bank performance guarantees and letters of credit in the amount of $1,265 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The surety bonds expire in March 2011 and the performance guarantees expire in dates ranging from January 2011 through April 2013. The expiration dates may be extended if the project completion dates are extended. Fuel Tech’s management believes it is probable that these projects will be successfully completed and that there will not be a materially adverse impact on Fuel Tech’s operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.
Product Warranties
Fuel Tech issues a standard product warranty with the sale of its products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. Changes in the warranty liability in 2010, 2009 and 2008 are summarized below:

	2010	2009	2008

Aggregate product warranty liability at beginning of year	$199	$265	$464
Net aggregate expense related to product warranties	170	60	(45)
Aggregate reductions for payments	(154)	(126)	(154)

Aggregate product warranty liability at end of year	$215	$199	$265

8. DEBT FINANCING
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of December 31, 2010 and 2009, there were no outstanding borrowings on this Facility. The Credit Agreement dated as of June 30, 2009 by and between Fuel Tech, Inc. and JPM Chase and the Revolving Credit Note dated June 30, 2009 from Fuel Tech, Inc. to JPM Chase were included in their entirety as exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009.
At its inception, the Facility contained several debt covenants with which the Company must comply on a quarterly or annual basis, including an annual capital expenditure limit of $10,000, a minimum tangible net worth of $42,000, adjusted upward for 50% of net income generated and 100% of all capital issuances, a minimum net income for the quarterly period ended June 30, 2009 of ($2,000), and minimum net income for the quarterly period ended September 30, 2009 of $750. There was not a minimum net income requirement for any periods subsequent to September 30, 2009. In addition, the original Facility covenants included a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 for the four consecutive quarterly periods ended December 31, 2009 and a maximum Leverage Ratio of 1.5:1.0 for the four consecutive quarterly periods ending March 31, 2010 and all succeeding four consecutive quarterly periods until the facility expires. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, and depreciation and amortization expenses. Due to the Company’s quarterly net loss of ($698) for the three-month period ended September 30, 2009, however, the Company was in breach of its minimum quarterly net income covenant that was in effect at that time. The Company amended the Facility to obtain a waiver of this covenant breach from JPM Chase for the quarterly period ended September 30, 2009 and revised certain financial covenants as follows: for the three-month period ended December 31, 2009 the Company shall achieve a Minimum Net Income of ($2,000), for the three-month period ended March 31, 2010 the Company’s Leverage Ratio shall not exceed 2.75:1.0, and for the three month period ended June 30, 2010 and each subsequent quarterly period, the Leverage Ratio shall not exceed 1.5:1.0. The purchase price for allowable acquisitions made during any fiscal year was also lowered to $5,000 in the aggregate if Leverage Ratio is greater than 2.75:1.0. The Company’s spread matrix for rates and fees paid on its revolving credit facility and standby letters of credit was adjusted upward to include additional tiers tied to the quarterly calculated Leverage Ratio. No other

Facility covenants were modified for any other period.
At December 31, 2010, the Company was in compliance with all financial covenants on the Facility, including a year-to-date capital expenditure amount of $2,206, a tangible net worth amount of $56,855, which was above the required amount of $52,574 by $4,281, and a Leverage Ratio of 0.45:1.0, which was well below the maximum requirement of 1.5:1.0.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the “China Facility”) agreement with JPM Chase for RMB 45 million (approximately $6,600), which expires on June 30, 2011. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate (approximately 5.8% at December 31, 2010 and 2009) and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2010 and 2009, Beijing Fuel Tech has borrowings outstanding in the amount $2,269 and $2,925, respectively.
At December 31, 2010 and 2009, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $1,265 and $5,823, respectively, in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2010 and 2009, there were no cash borrowings under the revolving credit facility and approximately $23,735 and $19,177, respectively, was available. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. Management has met with the Company’s lending institutions and, during the course of those meetings, was not made aware of any information indicating that they will not be able to perform their obligations for any letters of credit or guarantees issued, nor be unable to supply funds to Fuel Tech if the Company chooses to borrow funds under its two revolving credit facilities.
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
Interest payments in the amount of $143, $120, and $135 were made during the years ended December 31, 2010, 2009 and 2008, respectively.
9. RELATED PARTY TRANSACTIONS
Persons now or formerly associated with American Bailey Corporation (ABC) currently own approximately 25% of Fuel Tech’s Common Shares. On April 30, 1998, Fuel Tech entered into an agreement with ABC for it to provide certain management and consulting services to Fuel Tech. Effective January 1, 2004, this agreement was revised whereby ABC reimburses Fuel Tech for services that certain employees of Fuel Tech provide to ABC. In addition, ABC is a sub-lessee under Fuel Tech’s February 1, 2010 lease of its offices in Stamford, Connecticut, which runs through January 31, 2019. ABC reimburses Fuel Tech for its share of lease and lease-related expenses under the sublease agreement. The Stamford facility houses certain administrative functions such as Investor Relations and certain APC sales functions. The amount due from ABC related to compensation, sublease agreements, and leasehold improvements on the sublease was $217, $24, and $30 at December 31, 2010, 2009, and 2008, respectively.
10. DEFINED CONTRIBUTION PLAN
Fuel Tech has a retirement savings plan available for all U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by Fuel Tech’s employees with additional contributions made at the discretion of Fuel Tech’s Board of Directors. Costs related to this plan were $536, $377, and $851 in 2010, 2009 and 2008, respectively.
11. BUSINESS SEGMENT, GEOGRAPHIC AND QUARTERLY FINANCIAL DATA
Business Segment Financial Data
Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:
-	The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low and Ultra Low NOx Burners (LNB and ULNB), Over-Fire Air (OFA) systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction (SNCR) systems, and Advanced Selective Catalytic Reduction (ASCRTM) systems. The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The CASCADE™ and NOxOUT-SCR® processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA™ technology creates ammonia at a plant site using safe urea for use with any SCR application. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

-	The FUEL CHEM® technology segment, which uses chemical processes in combination with advanced CFD and CKM boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology.
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
Information about reporting segment net sales and gross margin are provided below:

For the year ended	Air Pollution Control	FUEL CHEM
December 31, 2010	Segment	Segment	Other	Total

Revenues from external customers	$40,917	$40,878	$—	$81,795
Cost of sales	(27,024)	(19,797)	—	(46,821)

Gross margin	13,893	21,081	—	34,974
Selling, general and administrative	—	—	(30,857)	(30,857)
Gain from revaluation of ACT liability	—	—	768	768
Research and development	—	—	(948)	(948)

Operating income (loss)	$13,893	$21,081	$(31,037)	$3,937

For the year ended	Air Pollution Control	FUEL CHEM
December 31, 2009	Segment	Segment	Other	Total

Revenues from external customers	$34,721	$36,676	$—	$71,397
Cost of sales	(21,518)	(20,926)	—	(42,444)

Gross margin	13,203	15,750	—	28,953
Selling, general and administrative	—	—	(32,273)	(32,273)
Gain from revaluation of ACT liability	—	—	781	781
Research and development	—	—	(542)	(542)

Operating income (loss)	$13,203	$15,750	$(32,034)	$(3,081)

For the year ended	Air Pollution Control	FUEL CHEM
December 31, 2008	Segment	Segment	Other	Total

Revenues from external customers	$44,393	$36,681	$—	$81,074
Cost of sales	(24,365)	(19,979)	(1)	(44,345)

Gross margin	20,028	16,702	(1)	36,729
Selling, general and administrative	—	—	(28,402)	(28,402)
Research and development	—	—	(2,100)	(2,100)

Operating income (loss)	$20,028	$16,702	$(30,503)	$6,227

Geographic Segment Financial Data
Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

For the years ended December 31,	2010	2009	2008

Revenues:
United States	$69,002	$55,395	$68,433
Foreign	12,793	16,002	12,641

	$81,795	$71,397	$81,074

As of December 31,	2010	2009	2008

Assets:
United States	$92,485	$82,261	$80,999
Foreign	10,718	10,001	7,632

	$103,203	$92,262	$88,631

Quarterly Financial Data
Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2010 and 2009.

For the quarters ended	March 31	June 30	September 30	December 31

2010
Revenues	$17,617	$18,902	$20,279	$24,997
Cost of sales	9,500	11,067	11,496	14,758
Net income (loss)	214	(309)	817	1,031
Net income (loss) per Common Share:
Basic	$0.01	$(0.01)	$0.03	$0.04
Diluted	$0.01	$(0.01)	$0.03	$0.04

2009 (a)
Revenues	$17,317	$18,922	$16,475	$18,683
Cost of sales	11,374	10,378	10,034	10,658
Net income (loss)	(1,562)	(278)	(698)	232
Net income (loss) per Common Share:
Basic	$(0.06)	$(0.01)	$(0.03)	$0.01
Diluted	$(0.06)	$(0.01)	$(0.03)	$0.01

(a)	The total of the basic and diluted net income (loss) amounts per share for the four quarters ending December 31, 2009 does not sum to the amounts presented on the consolidated statement of income for the year ending December 31, 2009 due to rounding.

12. BUSINESS ACQUISITIONS
Fuel Tech accounts for its acquisitions as purchases in accordance with ASC 805. Accordingly, in connection with each acquisition, the purchase price is allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition.
Advanced Combustion Technology, Inc.
On January 5, 2009, Fuel Tech completed its acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. (ACT) for approximately $22,500 in cash, including transaction costs, plus future consideration if certain financial performance is achieved. At March 31, 2009, the Company recorded a contingent consideration accrual representing the fair value, weighted-average probability of future consideration expected to be paid in connection with the acquisition of substantially all of the assets of ACT of $2,307. During the quarter ended September 30, 2009, the amount recognized for the contingent consideration arrangement, the range of outcomes, and assumptions used to develop the original estimate changed and management concluded that the fiscal 2009 earnout payment related to the ACT Acquisition was not probable. Thus, the Company recorded a gain of $781 from the revaluation of the contingent liability in 2009 and there was no earnout payment made to ACT for that year. During the quarter ended September 30, 2010, the original estimate again changed and management concluded that the fiscal 2010 earnout payment related to the ACT Acquisition is not probable. Thus, the Company recorded a gain of $768 from the revaluation of the contingent liability in 2010 and there was no earnout payment made to ACT for that year. The Company has a remaining accrual of $758 at December 31, 2010 that is included in other accrued liabilities on the accompanying consolidated balance sheet.
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
Based on its assessment, management has concluded that Fuel Tech maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in “Internal Control - Integrated Framework” issued by the COSO.
McGladrey & Pullen, LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included in Item 8 to this Annual Report on Form 10-K.
ITEM 9B — OTHER INFORMATION
None

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in Fuel Tech’s definitive Proxy Statement related to the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.
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
The identities of the Fuel Tech directors and other information concerning the directors and executive officers of Fuel Tech and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in Fuel Tech’s Proxy Statement related to its 2011 Annual Meeting of Stockholders and is incorporated by reference.
The identities of and the employment history of Fuel Tech executive officers with Fuel Tech or its affiliates who are not directors are as follows:
Vincent M. Albanese, 62, has been Senior Vice President, Regulatory Affairs since February, 2007; previously he had been Senior Vice President, Advanced Technology and Regulatory Affairs since April, 2006; Senior Vice President, Air Pollution Control, Sales and Marketing since May, 2000; Vice President, Air Pollution Control since April, 1998 and Vice President, Sales and Marketing since 1990.
Ellen T. Albrecht, 38, has been Vice President and Controller since December, 2006; previously she had been Controller since February, 2004; Accounting Manager since May, 2001; and Senior Accountant since July, 1996.
Vincent J. Arnone, 47, has been Executive Vice President, Worldwide Operations, since September 20, 2010. Previously he had been Senior Vice President, Treasurer, and Chief Financial Officer from February 28, 2006 to May 31, 2008; Vice President, Treasurer, and Chief Financial Officer since December 2003; and Controller since May 1999.
Stephen P. Brady, 54, has been Senior Vice President, Fuel Chem Sales since January, 2009; previously he had been Senior Vice President, Sales and Marketing since April, 2006; Senior Vice President, Fuel Chem since January, 2002; and Vice President, Fuel Chem since February, 1998.
Paul G. Carmignani, 47, has been Vice President, New Product Development, since September 20, 2010; previously he had been General Manager, Project and Field Engineering since November, 2007; Director Fuel Chem Projects since May, 2006; Director, Project Engineering since May, 1998; Manager, Project Engineering since January 1994; Sr. Project Engineer since February 1992; and Project Engineer since March, 1990.
David S. Collins, 45, has been Senior Vice President, Treasurer, and Chief Financial Officer since August 2, 2010; previously he had been employed by Grant Thornton, LLP since 2006, his last position being as an Audit Partner.
William E. Cummings, Jr., 54, has been Senior Vice President, APC Sales since January, 2009; previously he had been Vice President, Sales since April, 2006; Vice President, Air Pollution Control Sales since May, 2000; Director, Utility Sales since April, 1998; and Director, Eastern Region since 1994.
Kevin R. Dougherty, 48, has been Vice President, Business Development and Marketing since April, 2006; previously he had been Vice President, Corporate Marketing and Procurement since December, 2005; Director, Marketing and Sales Administration, Air Pollution Control since November, 2000; and Manager, Contracts Administration, Air Pollution Control since 1999.
Timothy J. Eibes, 54, has been Senior Vice President, Project Execution since August, 2006; previously he had been employed by Alliant Energy, Inc. since 1987, his last position being Vice President, Asset Management.
Albert G. Grigonis, 60, has been Senior Vice President, General Counsel and Secretary since January 1, 2011; previously he had been Vice President, General Counsel and Secretary since December, 2008; Assistant General Counsel since July, 2008; and Corporate Counsel since July, 2003.
Tracy Krumme, 43, has been Vice President, Investor Relations and Corporate Communications since December, 2006; previously she had been Director, Investor Relations since September, 2002.

Dr. M. Linda Lin, 62, has been Senior Vice President, China/Pacific Rim since August, 2008; previously she had been Vice President, China/Pacific Rim since December, 2006; Vice President Asia/Pacific since April, 2006; Marketing Manager since 1992; and Research Associate/Research Manager since 1990.
Robert E. Puissant, 58, has been Executive Vice President of Sales and Marketing since August, 2009; previously he was President of We Enable LLC from July 2008; Executive Vice President, Strategy & Business Development for School Specialty Inc. from 2003 to 2008; and Senior Vice President, Customer Analysis and Planning and Senior Vice President, Marketing and Strategic Planning at Wisconsin Energy Corporation since 1998.
Volker Rummenhohl, 53, has been Vice President, Catalyst Technologies since joining the Company on October 3, 2008; previously he had been President of Tackticks, LLC since February, 2001 and co-majority owner of FlowTack, LLC, since December, 2003. Substantially all of the assets of both companies were acquired by Fuel Tech on October 3, 2008 in an asset purchase.
Christopher R. Smyrniotis, 58, has been Vice President, Fuel Chem Technologies since April 5, 2006; previously he had been Vice President, Fuel Chem Technology and Market Development since December, 2003; Director of Marketing and Technology, Fuel Chem since October, 1998; and Market Development manager since 1993.
Dr. William H. Sun, 53, has been Vice President International Business & Technologies since September 20, 2010; he had been Vice President, Europe, India and Latin America since February 9, 2009; Vice President, Air Pollution Technologies since April, 2006; Vice President and Chief Technology Officer since December, 2003; Vice President, Engineering and Technology since April, 1998; and Director of Process Engineering since 1996.
ITEM 11 — EXECUTIVE COMPENSATION
Information required by this Item will be set forth under the caption “Executive Compensation” in the definitive Proxy Statement and is incorporated by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2010, under which the securities of Fuel Tech were authorized for issuance:

Number of securities
remaining available for
	Number of Securities to be		future issuance under equity
	issued upon exercise of	Weighted-average	compensation plans
	outstanding options and vesting	exercise price of	excluding securities listed in
	of restricted stock units	outstanding options	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,005,125	$14.68	397,199

(1)	Includes Common Shares of Fuel Tech authorized for awards under Fuel Tech’s Incentive Plan, as amended through June 3, 2004.
In addition to the above, Fuel Tech has a Deferred Compensation Plan for directors under which 100,000 Common Shares of Fuel Tech stock have been reserved for issuance as a form of deferred compensation with respect to directors fees elected to be deferred. At December 31, 2010, 69,372 Common Shares have been earned as stock units to be granted on a one to one basis in Common Shares at the election of the Directors.
Further information required by this Item will be set forth under the caption “Principal Stockholders and Stock Ownership of Management” in the definitive Proxy Statement and is incorporated by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item will be set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement and is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item will be set forth under the caption “Approval of Appointment of Auditors” in the definitive Proxy Statement and is incorporated by reference.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.
     Management’s Report on Internal Control Over Financial Reporting
     Report of Independent Registered Public Accounting Firm
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets as of December 31, 2010 and 2009
     Consolidated Statements of Operations for Years Ended December 31, 2010, 2009 and 2008
     Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
     Notes to Consolidated Financial Statements
     (2) Financial Statement Schedules
All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.
     (3) Exhibits

			Incorporated by Reference
		Filed		Period
Exhibit	Description	Herewith	Form	ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/05/06

3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/05/06

3.3	By-Laws of Fuel Tech, Inc.		8-K		3.3	10/05/06

4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	09/30/09	4.1	11/04/09

4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	09/30/09	4.2	11/04/09

4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	09/30/09	4.3	11/04/09

4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/02/06

4.5*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/06	4.6	03/06/07

4.6*	Fuel Tech, Inc. Form of Non-Qualified Stock Option Agreement		10-K	12/31/06	4.7	03/06/07

4.7*	Fuel Tech, Inc. Form of Incentive Stock Option Agreement		10-K	12/31/06	4.8	03/06/07

4.8*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement	X

			Incorporated by Reference
		Filed		Period
Exhibit	Description	Herewith	Form	ending	Exhibit	Filing date
10.1**	License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.		10-K	12/31/99	3.28	03/30/00

10.2**	Amendment No. 1, dated February 28, 2000, to License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.		10-K	12/31/99	3.29	03/30/00

10.3*	Employment Agreement as of February 28, 2006 between John (Johnny) F. Norris Jr. and Fuel Tech, Inc.		10-K	12/31/05	3.18	03/10/06

10.4*	Amendment to Employment Agreement as of February 28, 2007 between John (Johnny) F. Norris Jr. and Fuel Tech, Inc.		10-K	12/31/07	10.5	03/05/08

10.5	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.		8-K		99.1	02/07/07

10.6**	Restated Supply Agreement, dated March 4, 2009, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, LLC.		10-K	12/31/08	10.7	03/05/09

10.7	Asset Purchase Agreement, dated December 5, 2008, among Fuel Tech, Inc., Advanced Combustion Technology, Inc., Peter D. Marx, Robert W. Pickering and Charles E. Trippel.		10-K	12/31/08	10.8	03/05/09

10.8*	Employment Agreement, dated April 30, 2008, between John P. Graham and Fuel Tech, Inc.		10-Q	09/30/09	10.1	11/04/09

10.9*	Employment Agreement, dated February 1, 1998, between Stephen P. Brady and Fuel Tech, Inc.		10-Q	09/30/09	10.2	11/04/09

10.10*	Employment Agreement, dated 10/31/1998, between William E. Cummings, Jr. and Fuel Tech, Inc.		10-K	12/31/09	10.10	03/04/10

10.11	Credit Agreement, dated as of June 30, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	09/30/09	10.5	11/04/09

10.12	First Amendment to Credit Agreement, dated as of October 5, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	09/30/09	10.6	11/04/09

10.13	Second Amendment to Credit Agreement, dated as of November 4, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	09/30/09	10.7	11/04/09

10.14	Sublease Agreement, dated December 9, 2009, between Fuel Tech, Inc. and American Bailey Corporation		10-K	12/31/09	10.14	03/04/10

Incorporated by Reference
		Filed		Period
Exhibit	Description	Herewith	Form	ending	Exhibit	Filing date
10.15*	2011 Executive Officer Incentive Plan of Fuel Tech, Inc.	X

10.16*	Fuel Tech, Inc. 2011 FUEL CHEM® Officer Commission Plan	X

10.17*	Fuel Tech, Inc. 2011 APC Officer and GSM Commission Plan	X

10.18	Employment Agreement, dated 08/02/2010, between David S. Collins and Fuel Tech, Inc.		10-Q	06/30/10	10.1	08/09/10

10.19	Employment Agreement, dated 04/01/2010, between Douglas G. Bailey and Fuel Tech, Inc.	X

10.20	Employment Agreement, dated 08/31/2009, between Robert E. Puissant and Fuel Tech, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

23.2	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES AND CERTIFICATIONS
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.
Date: March 9, 2011	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2011	By:	/s/ David S. Collins
David S. Collins
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.
Date: March 9, 2011

Signature	Title

/s/ Douglas G. Bailey Douglas G. Bailey	Chairman and Director, President and Chief Executive Officer (Principal Executive Officer)

Ralph E. Bailey	Director and Chairman Emeritus

/s/ Miguel Espinosa Miguel Espinosa	Director

/s/ Charles W. Grinnell Charles W. Grinnell	Director

/s/ Thomas L. Jones Thomas L. Jones	Director

/s/ John D. Morrow John D. Morrow	Director

/s/ Thomas S. Shaw, Jr. Thomas S. Shaw, Jr.	Director

/s/ Delbert L. Williamson Delbert L. Williamson	Director

/s/ Ellen T. Albrecht Ellen T. Albrecht	Vice President and Controller (Controller)

/s/ David S. Collins David S. Collins	Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)