Form 10-Q
period 2011-03-31
FUEL TECH, INC.
filed 2011-05-09
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 6, 2011 there were outstanding 24,223,467 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the three-month period ended March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,865	$30,524
Accounts receivable, net of allowance for doubtful accounts of $82 and $82, respectively	22,292	21,175
Inventories	993	807
Deferred income taxes	—	89
Prepaid expenses and other current assets	2,206	1,861

Total current assets	53,356	54,456

Property and equipment, net of accumulated depreciation of $16,547 and $15,767, respectively	14,380	14,384
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $3,426 and $3,203, respectively	5,926	6,050
Deferred income taxes	4,796	5,000
Other assets	2,169	2,262

Total assets	$101,678	$103,203

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2,290	$2,269
Accounts payable	6,178	7,516
Accrued liabilities:
Employee compensation	1,791	2,863
Income taxes payable	737	1,857
Other accrued liabilities	3,345	3,306

Total current liabilities	14,341	17,811

Other liabilities	1,509	1,482

Total liabilities	15,850	19,293
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,223,467 and 24,213,467 shares issued and outstanding	242	242
Additional paid-in capital	129,942	129,424
Accumulated deficit	(44,736)	(46,075)
Accumulated other comprehensive income	304	243
Nil coupon perpetual loan notes	76	76

Total shareholders’ equity	85,828	83,910

Total liabilities and shareholders’ equity	$101,678	$103,203

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended
	March 31
	2011	2010
Revenues	$22,622	$17,617

Costs and expenses:
Cost of sales	11,466	9,500
Selling, general and administrative	7,951	7,480
Research and development	402	146

	19,819	17,126

Operating income	2,803	491

Interest expense	(40)	(44)
Interest income	1	1
Other expense	(40)	(92)

Income before income taxes	2,724	356

Income tax expense	(1,385)	(142)

Net income	$1,339	$214

Net income per common share:
Basic	$0.06	$0.01

Diluted	$0.05	$0.01

Weighted-average number of common shares outstanding:
Basic	24,214,000	24,212,000

Diluted	24,669,000	24,431,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31
	2011	2010
Operating Activities
Net income	$1,339	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	760	939
Amortization	223	219
Loss on equipment disposals	—	6
Deferred income tax	120	(476)
Stock based compensation	617	1,352
Deferred director fees	20	—
Changes in operating assets and liabilities:
Accounts receivable	(938)	(2,041)
Inventories	(177)	(355)
Prepaid expenses, other current assets and other noncurrent assets	(239)	(116)
Accounts payable	(1,380)	(153)
Accrued liabilities and other noncurrent liabilities	(2,274)	1,096

Net cash (used in) provided by operating activities	(1,929)	685

Investing Activities
Decrease in restricted cash	—	125
Purchases of property, equipment and patents	(841)	(307)

Net cash used in investing activities	(841)	(182)

Financing Activities
Issuance of deferred shares	—	28
Proceeds from exercise of stock options	54	—
Redemption of nil coupon loan note	—	(5)

Net cash provided by financing activities	54	23

Effect of exchange rate fluctuations on cash	57	(59)

Net (decrease) increase in cash and cash equivalents	(2,659)	467

Cash and cash equivalents at beginning of period	30,524	20,965

Cash and cash equivalents at end of period	$27,865	$21,432

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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
Fuel Tech’s special focus is the worldwide marketing of its nitrogen oxide (NOx) reduction and FUEL CHEM® processes. The Air Pollution Control (APC) technology segment reduces NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources by utilizing combustion optimization techniques and Low NOx and Ultra Low NOx Burners; Over-Fire Air systems, NOxOUT® and HERT™ High Energy Reagent Technology™ SNCR systems; systems that incorporate ASCR™ (Advanced Selective Catalytic Reduction) technologies including CASCADE™, ULTRA™ and NOxOUT-SCR® processes, Ammonia Injection Grid (AIG) and Graduated Straightening Grid (GSG™). The FUEL CHEM® technology segment improves the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling and corrosion, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide, NOx and unburned carbon in fly ash through the addition of chemicals into the fuel or via TIFI® Targeted In-Furnace Injection™ programs. Fuel Tech has other technologies, both commercially available and in the development stage, all of which are related to APC and FUEL CHEM technology segments or are similar in their technological base. We have expended significant resources in the research and development of new technologies in building our proprietary portfolio of air pollution control, fuel and boiler treatment chemicals, computer modeling and advanced visualization technologies. Fuel Tech’s business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.
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
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

Note C: Revenue Recognition Policy
Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, supplies, and depreciation. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. The completed contract method is used for certain contracts when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of March 31, 2011, the Company had no contracts in progress that were identified as loss contracts.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At March 31, 2011 and December 31, 2010, unbilled receivables were approximately $10,398 and $6,800, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $314 and $650, at March 31, 2011 and December 31, 2010, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.
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
Note F: Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (“RSUs”), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options, restricted stock units, and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three month periods ended March 31, 2011 and 2011.

	Three Months Ended March 31:
	2011	2010
Basic weighted-average shares	24,214,000	24,212,000
Conversion of unsecured loan notes	7,000	7,000
Unexercised options and RSUs	448,000	212,000

Diluted weighted-average shares	24,669,000	24,431,000

Note G: Total Comprehensive Income
Total comprehensive income for Fuel Tech is comprised of net income and the impact of foreign currency translation as follows:

	Three Months Ended March 31:
	2011	2010
Comprehensive income:
Net income	$1,339	$214
Foreign currency translation	61	(59)

	$1,400	$155

Note H: Stock-Based Compensation
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. No options were granted in the three month periods ending March 31, 2011 and 2010. At March 31, 2011, Fuel Tech had approximately 448,000 and equity awards available for issuance under the Incentive Plan.
Stock-based compensation is included in selling, general, and administrative costs in our consolidated statements of operations. The components of stock-based compensation for the three month periods ended March 31, 2011 and 2010 were as follows:

	For the Three Months
	Ended March 31:
	2011	2010
Stock options	$536	$1,352
Restricted stock units	81	—

Total stock-based compensation expense	617	1,352
Tax benefit of stock-based compensation expense	(195)	(465)

After-tax effect of stock based compensation	$422	$887

As of March 31, 2011, there was $4,818 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan.
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
Stock option activity for Fuel Tech’s Incentive Plan for the three months ended March 31, 2011 was as follows:

			Weighted-
			Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2011	2,856,125	$14.68
Granted	—	—
Exercised	(10,000)	5.40
Expired or forfeited	(46,750)	22.62

Outstanding on March 31, 2011	2,799,375	$14.58	5.6 years	$2,736

Exercisable on March 31, 2011	2,322,125	$14.93	5.2 years	$2,625
Non-vested stock option activity for the three months ended March 31, 2011 was as follows:

	Non-Vested Stock	Weighted-Average
	Options	Grant Date
	Outstanding	Fair Value
Outstanding on January 1, 2011	578,500	$7.50
Granted	—	—
Vested	(89,500)	9.18
Forfeited	(11,750)	5.95

Outstanding on March 31, 2011	477,250	$7.23

As of March 31, 2011, there was $2,731 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.5 years.
Fuel Tech received proceeds from the exercise of stock options of $54 in the three month period ended March 31, 2011. The intrinsic value of options exercised in the three month period ended March 31, 2011 was $34. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements.

Restricted Stock Units
Restricted stock units (“RSUs”) granted to employees vest over time based on continued service (typically vesting over a period between two and four years). Such time-vested RSUs are valued at the date of grant using the intrinsic value method. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.
In addition to the time vested RSUs described above, in March 2011 the Company entered into a performance-based RSU agreement (the “Agreement”) with its executive management team. The Agreement includes three types of awards with each award type specifying a targeted number of RSUs that may be granted to each executive based on either the individual performance of the executive or the Company’s relative performance compared to a peer group, as determined by the award type. The Compensation and Nominating Committee of our Board of Directors (the “Committee”) determines the extent to which, if any, RSUs will be granted based on the achievement of the applicable performance criteria specified in the Agreement. This determination will be made following the completion of the applicable performance period (each a “Determination Date”). Such performance based awards include the following:
•	The first type of award is based on individual performance during the 2011 calendar year as determined by the Committee based on performance criteria specified in the Agreement. These awards will vest over a three year period beginning on the Determination Date. We estimated the fair value of these performance-based RSU awards on the date of the Agreement using the intrinsic value method and our estimate of the probability that the specified performance criteria will be met. The fair value measurement and probability estimate will be re-measured each reporting date until the Determination Date, at which time the final award amount will be known. For these job performance-based awards, we amortize compensation costs over the requisite service period, adjusted for estimated forfeitures, for each separately vesting tranche of the award.
•	The second type of RSU award contains a targeted number of RSUs to be granted based on the Company’s revenue growth relative to a specified peer group during the 2011 and 2012 calendar years. These awards vest 67% on the second anniversary of the Agreement date and 33% on the third anniversary of the Agreement date. We estimated the fair value of these performance-based RSU awards on the Agreement date using the intrinsic value method and our estimate of the probability that the specified performance criteria will be met. For these revenue growth performance-based awards, we amortize compensation costs over the requisite service period, adjusted for estimated forfeitures, for each separately vesting tranche of the award.
•	The third type of RSU award contains a targeted number of RSUs to be granted based on the total shareholder return (“TSR”) of the Company’s common stock relative to a specified peer group during the 2011 and 2012 calendar years. These awards vest 67% on the second anniversary of the Agreement date and 33% on the third anniversary of the Agreement date. We estimated the fair value of these market-based RSU awards on the Agreement date using a Monte Carlo valuation methodology and amortize the fair value over the requisite service period for each separately vesting tranche of the award.
At March 31, 2011 there is $2,087 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 4 years.
A summary of restricted stock unit activity for the three month period ended March 31, 2011 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at December 31, 2010	149,000	$8.63
Granted	—	—
Forfeited	—	—
Vested	—	—

Unvested restricted stock units at March 31, 2011	149,000	$8.63

Deferred Directors Fees
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In the periods ended March 31, 2011 and 2010, Fuel Tech recorded $20 and $28, respectively, of stock-based compensation expense under the Deferred Plan.
At March 31, 2011, Fuel Tech had 1,924,000 weighted average stock awards outstanding that were not dilutive for the purpose of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.
Note I: Debt
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2011 and December 31, 2010, there were no outstanding borrowings on this Facility. The Credit Agreement dated as of June 30, 2009 by and between Fuel Tech, Inc. and JPM Chase and the Revolving Credit Note dated June 30, 2009 from Fuel Tech, Inc. to JPM Chase were included in their entirety as exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009.
At its inception, the Facility contained several debt covenants with which the Company must comply on a quarterly or annual basis, including an annual capital expenditure limit of $10,000, a minimum tangible net worth of $42,000, adjusted upward for 50% of net income generated and 100% of all capital issuances, a minimum net income for the quarterly period ended June 30, 2009 of ($2,000), and minimum net income for the quarterly period ended September 30, 2009 of $750. There was not a minimum net income requirement for any periods subsequent to September 30, 2009. In addition, the original Facility covenants included a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods ended December 31, 2009 and a maximum Leverage Ratio of 1.5:1.0 based on the four trailing quarterly periods ending March 31, 2010 and all succeeding quarterly periods until the facility expires. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, and depreciation and amortization expenses. Due to the Company’s quarterly net loss of ($698) for the three-month period ended September 30, 2009, however, the Company was in breach of its minimum quarterly net income covenant that was in effect at that time. The Company amended the Facility to obtain a waiver of this covenant breach from JPM Chase for the quarterly period ended September 30, 2009 and revised certain financial covenants as follows: for the three-month period ended December 31, 2009 the Company shall achieve a Minimum Net Income of ($2,000), for the three-month period ended March 31, 2010 the Company’s Leverage Ratio shall not exceed 2.75:1.0, and for the three month period ended June 30, 2010 and each subsequent quarterly period, the Leverage Ratio shall not exceed 1.5:1.0. The purchase price for allowable acquisitions made during any fiscal year was also lowered to $5,000 in the aggregate if Leverage Ratio is greater than 2.75:1.0. The Company’s spread matrix for rates and fees paid on its revolving credit facility and standby letters of credit was adjusted upward to include additional tiers tied to the quarterly calculated Leverage Ratio. No other Facility covenants were modified for any other period.
At March 31, 2011, the Company was in compliance with all financial covenants on the Facility, including a year-to-date capital expenditure amount of $841, a tangible net worth amount of $58,851, which was above the required amount of $53,762 by $5,090, and a Leverage Ratio of 0.33:1.0, which was well below the maximum requirement of 1.5:1.0.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the “China Facility”) agreement with JPM Chase for RMB 45 million (approximately $6,900), which expires on June 30, 2011. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate (approximately 6.4% and 5.8% at March 31, 2011 and December 31, 2010, respectively) and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2011 and December 31, 2010, Beijing Fuel Tech has borrowings outstanding in the amount of $2,290 and $2,269, respectively.
At March 31, 2011 and December 31, 2010, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $1,045 and $1,265, respectively, in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2011 and December 31, 2010, there were no cash borrowings under the revolving credit facility and approximately $23,955 and $23,735, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. Management has met with the Company’s lending institutions and, during the course of those meetings, was not made aware of any information indicating that they will not be able to perform their obligations for any letters of credit or guarantees issued, nor be unable to supply funds to Fuel Tech if the Company chooses to borrow funds under its two revolving credit facilities.

In the event of default on either the domestic facility or the China facility, the cross default feature in each allows the lending bank to accelerate the payments of any amounts outstanding and may, under certain circumstances, allow the bank to cancel the facility. If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing to satisfy the accelerated payment.
Interest payments in the amount of $40 and $44 were made during the three month periods ended March 31, 2011 and 2010, respectively.
Note J: Business Segment and Geographic Disclosures
Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:
-	The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low and Ultra Low NOx Burners (LNB and ULNB), Over-Fire Air (OFA) systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction (SNCR) systems, and Advanced Selective Catalytic Reduction (ASCRTM) systems. The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid™ (GSG) systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The CASCADE™ and NOxOUT-SCR® processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA™ technology creates ammonia at a plant site using safe urea for use with any SCR application. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.
-	The FUEL CHEM® technology segment, which uses chemical processes in combination with advanced Computational Fluid Dynamics (CFD) and Chemical Kinetics Modeling (CKM) boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology.
The “Other” classification includes those profit and loss items not allocated by Fuel Tech to each reportable segment. Further, there are no intersegment sales that require elimination.
Fuel Tech evaluates performance and allocates resources based on reviewing gross margin by reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (Note 1 in our annual report on Form 10-K). Fuel Tech does not review assets by reportable segment, but rather, in aggregate for Fuel Tech as a whole.

Information about reporting segment net sales and gross margin are provided below:

Three months ended	Air Pollution Control	FUEL CHEM
March 31, 2011	Segment	Segment	Other	Total

Revenues from external customers	$11,092	$11,530	$—	$22,622
Cost of sales	(5,553)	(5,913)	—	(11,466)

Gross margin	5,539	5,617	—	11,156
Selling, general and administrative	—	—	(7,951)	(7,951)
Research and development	—	—	(402)	(402)

Operating income	$5,539	$5,617	$(8,353)	$2,803

Three months ended	Air Pollution Control	FUEL CHEM
March 31, 2010	Segment	Segment	Other	Total

Revenues from external customers	$8,214	$9,403	$—	$17,617
Cost of sales	(5,258)	(4,242)	—	(9,500)

Gross margin	2,956	5,161	—	8,117
Selling, general and administrative	—	—	(7,480)	(7,480)
Research and development	—	—	(146)	(146)

Operating income	$2,956	$5,161	$(7,626)	$491

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended March 31:
	2011	2010
Revenues:
United States	$19,618	$15,041
Foreign	3,004	2,576

	$22,622	$17,617

	March 31,	December 31,
	2011	2010
Assets:
United States	$90,818	$92,485
Foreign	10,860	10,718

	$101,678	$103,203

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

Changes in the warranty liability for the three months ended March 31, 2011 and 2010 are summarized below:

	Three Months Ended March 31:
	2011	2010

Aggregate product warranty liability at beginning of period	$215	$199
Net aggregate expense related to product warranties	30	30
Aggregate reductions for payments	(33)	(35)

Aggregate product warranty liability at end of period	$212	$194

Note L: Income Taxes
The Company’s effective tax rates of 50.8% and 39.8% for the three month periods ended March 31, 2011 and 2010, respectively, differ from the statutory federal tax rate due primarily to state taxes, stock based compensation, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, and non-deductible meals and entertainment expenses.
Fuel Tech had unrecognized tax benefits as of December 31, 2010 in the amount of $870 all of which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. There have been no material changes in unrecognized tax benefits during the three months ended March 31, 2011.
Note M: Goodwill and Other Intangibles
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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM technology segment and the APC technology segment. At March 31, 2011 and December 31, 2010, goodwill allocated to the FUEL CHEM technology segment was $1,723 while goodwill allocated to the APC technology segment was $19,328.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our last fair value measurement test, performed annually as of October 1, revealed no indications of impairment. There were no indications of goodwill impairment in the three month period ended March 31, 2011.
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three month period ended March 31, 2011.

FUEL TECH, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three months ended March 31, 2011 and 2010 were $22,622 and $17,617, respectively. The 28% increase versus the prior year is due to both the Air Pollution Control and FUEL CHEM technology segment.
The Air Pollution Control (APC) technology segment generated revenues of $11,092 for the three months ended March 31, 2011, an increase of $2,878, or 35%, from the prior year due to the timing of recognition of prior period bookings and work progress on construction projects. This segment remains uniquely positioned to capitalize on the next phase of increasingly stringent U.S. air quality standards, specifically on NOx control. Interest in Fuel Tech’s suite of pollution control technologies, on both a new and retrofit basis, remains strong, both domestically and abroad. The Company expects demand for its APC products to remain strong throughout the remainder of 2011.
Consolidated APC backlog at March 31, 2011 was $14,500 versus backlog at March 31, 2010 of approximately $21,000. Substantially all of the backlog as of March 31, 2011 should be recognized as revenue in fiscal 2011, although the timing of such revenue recognition in 2011 is subject to the timing of the expenses incurred on existing projects.
The FUEL CHEM technology segment generated revenues of $11,530 for the three months ended March 31, 2011, an increase of $2,127, or 23%, versus the prior year. This increase is primarily attributed to the addition of new accounts. We believe the marketplace acceptance for Fuel Tech’s patented TIFI® Targeted In-Furnace Injection™ technology remains strong, particularly on coal-fired units, which represents the largest market opportunity for the technology.
Cost of sales as a percentage of revenue for the quarters ended March 31, 2011 and 2010 was 51% and 54%, respectively. The cost of sales percentage for the APC technology segment decreased to 50% from 64% in the comparable prior-year period, primarily due to an increase in higher margin project mix. For the FUEL CHEM technology segment, the cost of sales percentage increased to 51% from 45% in the comparable prior-year quarter primarily due to the recognition in the first quarter of 2010 of $2,000 in contingent risk share revenue from a successful demonstration program for which the associated costs were recognized in prior periods.
Selling, general and administrative expenses (SG&A) for the quarters ended March 31, 2011 and 2010 were $7,951 and $7,480, respectively. Of the $471 increase in SG&A for the quarter versus the prior year, $860 is due to employee related expenses including incentive compensation, and $470 is due to an increase in fees to outside service providers. Partially offsetting these amounts was $120 in depreciation expense and a decrease of $750 in stock compensation expense due to the vesting of options granted in earlier periods with a comparatively higher grant date fair value than more recent grants.
Research and development expenses for the quarters ended March 31, 2011 and 2010 were $402 and $146, respectively. The Company has increased its R&D efforts in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.
Interest expense for the three month periods ended March 31, 2011 and 2010 totaled $40 and $44, respectively, and relates to borrowings for the Beijing Fuel Tech Facility.
Income tax expense for the quarters ended March 31, 2011 and 2010 was $1,385 and $142, respectively, and reflective of the Company’s net income for the respective quarters. The Company is projecting a consolidated effective tax rate of 51% for 2011.
Liquidity and Sources of Capital
At March 31, 2011, Fuel Tech had cash and cash equivalents and short-term investments on hand of $27,865 and working capital of $39,015 versus $30,524 and $36,645 at December 31, 2010, respectively.
Operating activities used cash of $1,929 during the three-month period ended March 31, 2011, primarily due to payments made during the quarter related to the following: insurance and other assets of $239; accounts payable, accrued liabilities, and income taxes of $3,654; inventory purchases of $177; and a decrease in our accounts receivable balance of $938. Partially offsetting these items was cash generated by our net income of $1,339 plus other non-cash items such as stock-based compensation of $617, depreciation and amortization of $983, and deferred income taxes of $120.

Investing activities used cash of $841 during the three month period ended March 31, 2011 due to purchases of property, equipment, and patent expenditures.
Financing activities generated cash of $54 related to proceeds received from the exercise of stock options during the period.
On June 30, 2009, Fuel Tech entered into a $25,000 revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A (JPM Chase). The Facility has a term of two years through June 30, 2011, is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2011 and December 31, 2010, there were no outstanding borrowings on this Facility. The Credit Agreement dated as of June 30, 2009 by and between Fuel Tech, Inc. and JPM Chase and the Revolving Credit Note dated June 30, 2009 from Fuel Tech, Inc. to JPM Chase were included in their entirety as exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009.
At its inception, the Facility contained several debt covenants with which the Company must comply on a quarterly or annual basis, including an annual capital expenditure limit of $10,000, a minimum tangible net worth of $42,000, adjusted upward for 50% of net income generated and 100% of all capital issuances, a minimum net income for the quarterly period ended June 30, 2009 of ($2,000), and minimum net income for the quarterly period ended September 30, 2009 of $750. There was not a minimum net income requirement for any periods subsequent to September 30, 2009. In addition, the original Facility covenants included a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods ended December 31, 2009 and a maximum Leverage Ratio of 1.5:1.0 based on the four trailing quarterly periods ending March 31, 2010 and all succeeding quarterly periods until the facility expires. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, and depreciation and amortization expenses. Due to the Company’s quarterly net loss of ($698) for the three-month period ended September 30, 2009, however, the Company was in breach of its minimum quarterly net income covenant that was in effect at that time. The Company amended the Facility to obtain a waiver of this covenant breach from JPM Chase for the quarterly period ended September 30, 2009 and revised certain financial covenants as follows: for the three-month period ended December 31, 2009 the Company shall achieve a Minimum Net Income of ($2,000), for the three-month period ended March 31, 2010 the Company’s Leverage Ratio shall not exceed 2.75:1.0, and for the three month period ended June 30, 2010 and each subsequent quarterly period, the Leverage Ratio shall not exceed 1.5:1.0. The purchase price for allowable acquisitions made during any fiscal year was also lowered to $5,000 in the aggregate if Leverage Ratio is greater than 2.75:1.0. The Company’s spread matrix for rates and fees paid on its revolving credit facility and standby letters of credit was adjusted upward to include additional tiers tied to the quarterly calculated Leverage Ratio. No other Facility covenants were modified for any other period.
At March 31, 2011, the Company was in compliance with all financial covenants on the Facility, including a year-to-date capital expenditure amount of $841, a tangible net worth amount of $58,851, which was above the required amount of $53,762 by $5,090, and a Leverage Ratio of 0.33:1.0, which was well below the maximum requirement of 1.5:1.0.
Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, has a revolving credit facility (the “China Facility”) agreement with JPM Chase for RMB 45 million (approximately $6,900), which expires on June 30, 2011. The facility is unsecured, bears interest at a rate of 120% of the People’s Bank of China (PBOC) Base Rate (approximately 6.4% and 5.8% at March 31, 2011 and December 31, 2010, respectively) and does not contain any material debt covenants. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2011 and December 31, 2010, Beijing Fuel Tech has borrowings outstanding in the amount of $2,290 and $2,269, respectively.
At March 31, 2011 and December 31, 2010, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $1,045 and $1,265, respectively, in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2011 and December 31, 2010, there were no cash borrowings under the revolving credit facility and approximately $23,955 and $23,735, respectively, was available. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. Management has met with the Company’s lending institutions and, during the course of those meetings, was not made aware of any information indicating that they will not be able to perform their obligations for any letters of credit or guarantees issued, nor be unable to supply funds to Fuel Tech if the Company chooses to borrow funds under its two revolving credit facilities.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note K. The change in the warranty liability balance during the three months ended March 31, 2011 was not significant.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2010 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.
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

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

None
Item 1A.	Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2010 have not materially changed.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None
Item 6.	Exhibits

a. Exhibits (all filed herewith)
4.1	Fuel Tech, Inc. Form of 2011 Executive Performance RSU Award Agreement

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2011	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)