Form 10-Q
period 2011-06-30
FUEL TECH, INC.
filed 2011-08-08
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 5, 2011 there were outstanding 24,334,515 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the six-month period ended June 30, 2011
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1

Consolidated Statements of Operations for the Three and Six-Month Periods Ended June 30, 2011 and 2010	2

Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2011 and 2010	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6. Exhibits	19

SIGNATURES	20
EX-4.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FUEL TECH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,647	$30,524
Marketable securities	109	—
Accounts receivable, net of allowance for doubtful accounts of $152 and $82, respectively	21,500	21,175
Inventories	648	807
Deferred income taxes	129	89
Prepaid expenses and other current assets	1,759	1,861

Total current assets	54,792	54,456

Property and equipment, net of accumulated depreciation of $17,406 and $15,767, respectively	14,021	14,384
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $3,658 and $3,203, respectively	5,755	6,050
Deferred income taxes	4,894	5,000
Other assets	2,337	2,262

Total assets	$102,850	$103,203

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2,321	$2,269
Accounts payable	6,647	7,516
Accrued liabilities:
Employee compensation	1,958	2,863
Income taxes payable	412	1,857
Other accrued liabilities	2,369	3,306

Total current liabilities	13,707	17,811

Other liabilities	1,567	1,482

Total liabilities	15,274	19,293
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,334,515 and 24,213,467 shares issued and outstanding	243	242
Additional paid-in capital	131,153	129,424
Accumulated deficit	(44,306)	(46,075)
Accumulated other comprehensive income	410	243
Nil coupon perpetual loan notes	76	76

Total shareholders’ equity	87,576	83,910

Total liabilities and shareholders’ equity	$102,850	$103,203

See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues	$19,021	$18,902	$41,643	$36,519

Costs and expenses:
Cost of sales	10,553	11,067	22,019	20,567
Selling, general and administrative	7,966	8,018	15,917	15,498
Gain on revaluation of ACT liability	(758)	—	(758)	—
Research and development	315	165	717	311

	18,076	19,250	37,895	36,376

Operating income (loss)	945	(348)	3,748	143

Interest expense	(38)	(33)	(78)	(77)
Interest income	4	1	5	2
Other expense	(155)	(166)	(195)	(258)

Income before income taxes	756	(546)	3,480	(190)

Income tax (expense) benefit	(326)	237	(1,711)	95

Net income (loss)	$430	$(309)	$1,769	$(95)

Net income (loss) per common share:
Basic	$0.02	$(0.01)	$0.07	$0.00

Diluted	$0.02	$(0.01)	$0.07	$0.00

Weighted-average number of common shares outstanding:
Basic	24,269,000	24,215,000	24,242,000	24,213,000

Diluted	24,909,000	24,215,000	24,900,000	24,213,000

See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30
	2011	2010
Operating Activities
Net income (loss)	$1,769	$(95)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,534	1,626
Amortization	455	443
(Gain) loss on equipment disposals	(2)	6
Gain on revaluation of ACT liability	(758)	—
Deferred income taxes	(253)	(887)
Stock based compensation	1,696	2,569
Bad debt expense	70	2
Changes in operating assets and liabilities:
Accounts receivable	(185)	(4,435)
Inventories	168	5
Prepaid expenses, other current assets and other noncurrent assets	37	32
Accounts payable	(935)	12
Accrued liabilities and other noncurrent liabilities	(2,675)	2,099

Net cash provided by operating activities	921	1,377

Investing Activities
Decrease in restricted cash	—	200
Proceeds from the sale of equipment	2	—
Purchases of property, equipment and patents	(1,242)	(642)

Net cash (used in) investing activities	(1,240)	(442)

Financing Activities
Proceeds from exercise of stock options	313	10
Payments on debt	—	(722)
Redemption of nil coupon loan note	—	(5)

Net cash provided by (used in) financing activities	313	(717)

Effect of exchange rate fluctuations on cash	129	(117)

Net increase in cash and cash equivalents	123	101

Cash and cash equivalents at beginning of period	30,524	20,965

Cash and cash equivalents at end of period	$30,647	$21,066

See notes to consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
Fuel Tech’s special focus is the worldwide marketing of its nitrogen oxide (NOx) reduction and FUEL CHEM® processes. The Air Pollution Control (APC) technology segment reduces NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources by utilizing combustion optimization techniques and Low NOx and Ultra Low NOx Burners; Over-Fire Air systems, NOxOUT® and HERT™ High Energy Reagent Technology™ SNCR systems; systems that incorporate ASCR™ (Advanced Selective Catalytic Reduction) technologies including NOxOUT-CASCADE®, ULTRA™ and NOxOUT-SCR® processes, Ammonia Injection Grid (AIG) and Graduated Straightening Grid (GSG™). The FUEL CHEM® technology segment improves the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling and corrosion, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide, NOx and unburned carbon in fly ash through the addition of chemicals into the fuel or via TIFI® Targeted In-Furnace Injection™ programs. Fuel Tech has other technologies, both commercially available and in the development stage, all of which are related to APC and FUEL CHEM technology segments or are similar in their technological base. We have expended significant resources in the research and development of new technologies in building our proprietary portfolio of air pollution control, fuel and boiler treatment chemicals, computer modeling and advanced visualization technologies. Fuel Tech’s business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.
Note B: Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the balance sheet and results of operations for the periods covered have been included and all significant intercompany transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.
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

Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, supplies, and depreciation. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. The completed contract method is used for certain contracts when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of June 30, 2011, the Company had no contracts in progress that were identified as loss contracts.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At June 30, 2011 and December 31, 2010, unbilled receivables were approximately $10,139 and $6,800, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $510 and $650, at June 30, 2011 and December 31, 2010, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.
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

Note F: Marketable Securities
At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $109 and no cost basis at June 30, 2011.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other gains/losses in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended June 30, 2011 and 2010.
Note G: Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options, restricted stock units, and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Basic weighted-average shares	24,269	24,215	24,242	24,213
Conversion of unsecured loan notes	7	—	7	—
Unexercised options and RSUs	633	—	651	—

Diluted weighted-average shares	24,909	24,215	24,900	24,213

Note H: Total Comprehensive Income (Loss)
Total comprehensive income for Fuel Tech is comprised of net income, unrealized gains/(losses) from marketable securities that are available for sale, and the impact of foreign currency translation as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Comprehensive income (loss):

Net income (loss)	$430	$(309)	$1,769	$(95)

Foreign currency translation	38	(58)	99	(117)
Unrealized gains from marketable securities, net of tax	68	—	68	—

	$536	$(367)	$1,936	$(212)

Note I: Stock-Based Compensation
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (RSUs), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At June 30, 2011, Fuel Tech had approximately 970,000 equity awards available for issuance under the Incentive Plan.
Stock-based compensation is included in selling, general, and administrative costs in our consolidated statements of operations. The components of stock-based compensation for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Stock options	$869	$1,352	$1,405	$2,519

Restricted stock units	173	—	254	—

Deferred directors fees	17	22	37	50

Total stock-based compensation expense	1,059	1,374	1,696	2,569

Tax benefit of stock-based compensation expense	(355)	(469)	(550)	(868)

After-tax effect of stock based compensation	$704	$905	$1,146	$1,701

As of June 30, 2011, there was $4,198 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan.
Stock Option Exchange Program
On June 1, 2011 the Company commenced an exchange offer that offered to certain employees the right to exchange eligible options to purchase shares of common stock of the Company for a lesser number of replacement awards of restricted stock units. The exchange offer expired on June 29, 2011. Pursuant to the exchange offer, 814,500 eligible options were tendered and the Company granted 267,372 restricted stock units in exchange for those options. As a result of the exchange, which is deemed a modification of the original stock option awards under generally accepted accounting principles, additional stock-based compensation of approximately $251 will be recognized over the two year vesting period associated with the replacement awards commencing June 30, 2011. Additional information regarding the stock option exchange program may be found on the Company’s Tender Offer Statement on Schedule TO filed with the SEC on June 1, 2011.
Stock Options
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
Fuel Tech uses the Black-Scholes option pricing model to estimate the grant date fair value of employee stock options. The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate — an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility — an estimate based on the historical volatility of Fuel Tech’s Common Stock for a period equal to the expected life of the option; and (3) expected life of the option — an estimate based on historical experience including the effect of employee terminations.
Based on the results of the model, the weighted-average fair value of the stock options granted during the six-month period ended June 30, 2011 was $4.08 per option using the following assumptions:

Expected dividend yield	0.0%

Risk-free interest rate	1.8%

Expected volatility	57.2%

Expected life of option	5.0 years
Stock option activity for Fuel Tech’s Incentive Plan for the six months ended June 30, 2011 was as follows:

			Weighted-
			Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value

Outstanding on January 1, 2011	2,856,125	$14.68
Granted	60,000	8.16
Converted to RSUs	(814,500)	22.06
Exercised	(70,000)	4.47
Expired or forfeited	(79,625)	20.51

Outstanding on June 30, 2011	1,952,000	$11.53	5.4 years	$984

Exercisable on June 30, 2011	1,692,375	$11.59	5.0 years	$962
Non-vested stock option activity for the three months ended June 30, 2011 was as follows:

	Non-Vested Stock	Weighted-Average
	Options	Grant Date
	Outstanding	Fair Value

Outstanding on January 1, 2011	578,500	$7.50
Granted	60,000	4.08
Vested	(272,500)	7.03
Converted to RSUs	(91,500)	9.97
Forfeited	(14,875)	7.04

Outstanding on June 30, 2011	259,625	$6.36

As of June 30, 2011, there was $2,129 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.4 years.
Fuel Tech received proceeds from the exercise of stock options of $313 in the six-month period ended June 30, 2011. The intrinsic value of options exercised in the six-month period ended June 30, 2011 was $249. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements.
Restricted Stock Units
Restricted stock units (RSUs) granted to employees vest over time based on continued service (typically vesting over a period between two and four years). Such time-vested RSUs are valued at the date of grant using the intrinsic value method. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.

In addition to the time vested RSUs described above, in March 2011 the Company entered into a performance-based RSU agreement (the Agreement) with each of the Company’s President/Chief Executive Officer, Treasurer/Chief Financial Officer, Executive Vice President, Marketing & Sales and Executive Vice President, Worldwide Operations. The Agreement provides each participating executive the opportunity to earn three types of awards with each award type specifying a targeted number of RSUs that may be granted to each executive based on either the individual performance of the executive or the Company’s relative performance compared to a peer group, as determined by the award type. The Compensation and Nominating Committee of our Board of Directors (the Committee) determines the extent to which, if any, RSUs will be granted based on the achievement of the applicable performance criteria specified in the Agreement. This determination will be made following the completion of the applicable performance period (each a “Determination Date”). Such performance based awards include the following:
•	The first type of award is based on individual performance during the 2011 calendar year as determined by the Committee based on performance criteria specified in the Agreement. These awards will vest over a three year period beginning on the Determination Date. We estimated the fair value of these performance-based RSU awards on the date of the Agreement using the intrinsic value method and our estimate of the probability that the specified performance criteria will be met. The fair value measurement and probability estimate will be re-measured each reporting date until the Determination Date, at which time the final award amount will be known. For these job performance-based awards, we amortize compensation costs over the requisite service period, adjusted for estimated forfeitures, for each separately vesting tranche of the award.

•	The second type of RSU award contains a targeted number of RSUs to be granted based on the Company’s revenue growth relative to a specified peer group during the 2011 and 2012 calendar years. These awards vest 67% on the second anniversary of the Agreement date and 33% on the third anniversary of the Agreement date. We estimated the fair value of these performance-based RSU awards on the Agreement date using the intrinsic value method and our estimate of the probability that the specified performance criteria will be met. For these revenue growth performance-based awards, we amortize compensation costs over the requisite service period, adjusted for estimated forfeitures, for each separately vesting tranche of the award.

•	The third type of RSU award contains a targeted number of RSUs to be granted based on the total shareholder return (TSR) of the Company’s common stock relative to a specified peer group during the 2011 and 2012 calendar years. These awards vest 67% on the second anniversary of the Agreement date and 33% on the third anniversary of the Agreement date. We estimated the fair value of these market-based RSU awards on the Agreement date using a Monte Carlo valuation methodology and amortize the fair value over the requisite service period for each separately vesting tranche of the award.
At June 30, 2011 there is $1,818 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 3.8 years.
A summary of restricted stock unit activity for the six month period ended June 30, 2011 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested restricted stock units at December 31, 2010	149,000	$8.63
Granted	—	—
Converted from stock options	267,372	6.53
Forfeited	(1,000)	8.63
Vested	—	—

Unvested restricted stock units at June 30, 2011	415,372	$7.28

Deferred Directors Fees
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In the periods ended June 30, 2011 and 2010, Fuel Tech recorded $37 and $28, respectively, of stock-based compensation expense under the Deferred Plan.

At June 30, 2011, Fuel Tech had 1,924,000 weighted average stock awards outstanding that were not dilutive for the purpose of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.
Note J: Debt
On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of June 30, 2011 and December 31, 2010, there were no outstanding borrowings on the amended or previous credit facilities.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At June 30, 2011, the Company was in compliance with all financial covenants specified by the Facility.
On June 30, 2011, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,400), which expires on June 29, 2012. This new credit facility replaced the previous RMB 45 million facility that expired on June 30, 2011. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2011 and December 31, 2010, Beijing Fuel Tech has borrowings outstanding in the amount of $2,321 and $2,269, respectively. These borrowings were subject to interest rates of approximately 6.7% and 5.8% at June 30, 2011 and December 31, 2010, respectively.
At June 30, 2011 and December 31, 2010, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $1,213 and $1,265, respectively, in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2011, there were no cash borrowings under the domestic revolving credit facility and approximately $13,787 was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. Management has met with the Company’s lending institutions and, during the course of those meetings, was not made aware of any information indicating that they will not be able to perform their obligations for any letters of credit or guarantees issued, nor be unable to supply funds to Fuel Tech if the Company chooses to borrow funds under its two revolving credit facilities.
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
Interest payments in the amount of $78 and $77 were made during the six month periods ended June 30, 2011 and 2010, respectively.
Note K: Business Segment and Geographic Disclosures
Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:
•	The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low and Ultra Low NOx Burners (LNB and ULNB), Over-Fire Air (OFA) systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction (SNCR) systems, and Advanced Selective Catalytic Reduction (ASCR™) systems. The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid™ (GSG) systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The NOxOUT-CASCADE® and NOxOUT-SCR® processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA™ technology creates ammonia at a plant site using safe urea for use with any SCR application. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

•	The FUEL CHEM® technology segment, which uses chemical processes in combination with advanced Computational Fluid Dynamics (CFD) and Chemical Kinetics Modeling (CKM) boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology.
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
Information about reporting segment net sales and gross margin are provided below:

Three months ended	Air Pollution	FUEL CHEM
June 30, 2011	Control Segment	Segment	Other	Total

Revenues from external customers	$9,644	$9,377	$—	$19,021
Cost of sales	5,246	5,307	—	10,553

Gross margin	4,398	4,070	—	8,468
Selling, general and administrative	—	—	7,966	7,966
Research and development	—	—	315	315
Gain from revaluation of ACT liability	—	—	(758)	(758)

Operating income	$4,398	$4,070	$7,523	$945

Three months ended	Air Pollution	FUEL CHEM
June 30, 2010	Control Segment	Segment	Other	Total

Revenues from external customers	$9,291	$9,611	$—	$18,902
Cost of sales	6,046	5,021	—	11,067

Gross margin	3,245	4,590	—	7,835
Selling, general and administrative	—	—	8,018	8,018
Research and development	—	—	165	165

Operating income (loss)	$3,245	$4,590	$8,183	$(348)

Six months ended	Air Pollution	FUEL CHEM
June 30, 2011	Control Segment	Segment	Other	Total

Revenues from external customers	$20,736	$20,907	$—	$41,643
Cost of sales	10,799	11,220	—	22,019

Gross margin	9,937	9,687	—	19,624
Selling, general and administrative	—	—	15,917	15,917
Research and development	—	—	717	717
Gain from revaluation of ACT liability	—	—	(758)	(758)

Operating income	$9,937	$9,687	$15,876	$3,748

Six months ended	Air Pollution	FUEL CHEM
June 30, 2010	Control Segment	Segment	Other	Total

Revenues from external customers	$17,505	$19,014	$—	$36,519
Cost of sales	11,304	9,263	—	20,567

Gross margin	6,201	9,751	—	15,952
Selling, general and administrative	—	—	15,498	15,498
Research and development	—	—	311	311

Operating income	$6,201	$9,751	$15,809	$143

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Revenues:
United States	$15,529	$14,461	$35,147	$29,502
Foreign	3,492	4,441	6,496	7,017

	$19,021	$18,902	$41,643	$36,519

	June 30,	December 31,
	2011	2010
Assets:
United States	$91,821	$92,485
Foreign	11,029	10,718

	$102,850	$103,203

Note L: Contingencies
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
Changes in the warranty liability for the six months ended June 30, 2011 and 2010 are summarized below:

	Six Months Ended June 30
	2011	2010

Aggregate product warranty liability at beginning of period	$215	$199
Net aggregate expense related to product warranties	100	60
Aggregate reductions for payments	(112)	(57)

Aggregate product warranty liability at end of period	$203	$202

In 2009 the Company recorded a contingent consideration accrual representing the fair value of the future consideration to be paid in connection with its acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. (ACT). The contingent consideration arrangement required the Company to pay ACT a pro-rata amount of up to $4,000 annually for the achievement of a minimum annual gross margin dollar level (the Hurdle) of $10,000, $11,000, and $12,000 in fiscal 2009, 2010, and 2011, respectively. In addition, the agreement required the Company to pay ACT thirty-five percent of all qualifying gross margin dollars above the annual Hurdle rate for each of the three years. The potential undiscounted amount of all future payments that the Company could be required to make is between $0 and $4,000 in any one year, and $0 and $12,000 in total, not including the amount related to the thirty-five percent sharing of qualifying gross margin dollars above the pre-determined Hurdle. The fair value of the contingent consideration at inception was $2,307, which was recorded as a liability when the business combination was initially recorded.
The Company periodically evaluates the probability that payment of the contingent consideration accrual is probable based on a range of outcomes and assumptions used to develop the fair value estimate. Based upon this analysis, management concluded during the quarter ended June 30, 2011 that the payout for 2011 was not probable of being made. Thus, the Company recorded a gain of $758 from the revaluation of the contingent liability. A similar adjustment was made in the two preceding years for $781 and $768, respectively. As of June 30, 2011, there is no contingent liability accrual remaining.

Note M: Income Taxes
The Company’s effective tax rates of 49.2% and 50% for the six month periods ended June 30, 2011 and 2010, respectively, differ from the statutory federal tax rate due primarily to state taxes, stock-based compensation, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, changes in state rate rates, and non-deductible meals and entertainment expenses.
Fuel Tech had unrecognized tax benefits as of December 31, 2010 in the amount of $870 all of which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. There have been no material changes in unrecognized tax benefits during the three and six month periods ended June 30, 2011.
Note N: Goodwill and Other Intangibles
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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM technology segment and the APC technology segment. At June 30, 2011 and December 31, 2010, goodwill allocated to the FUEL CHEM technology segment was $1,723 while goodwill allocated to the APC technology segment was $19,328.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our last fair value measurement test, performed annually as of October 1, revealed no indications of impairment. There were no indications of goodwill impairment in the three and six month periods ended June 30, 2011.
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three- and six-month periods ended June 30, 2011.
Note O: Fair Value
The Company applies authoritative accounting guidance for fair value measurements of financial and nonfinancial assets and liabilities. This guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis and clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs to the valuation methodology such as quoted prices in active markets for identical assets or liabilities.

•	Level 2- Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 — Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques.

The fair value of our marketable securities was $109 at June 30, 2011 and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the three and six month periods ended June 30, 2011.
The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.
Note P: Recently Adopted and Pending Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.
In May 2011, the FASB issued guidance titled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard” (IFRS), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s concurrently issued IFRS 13, Fair Value Measurement. This accounting guidance does not modify the requirements for when fair value measurements apply; rather, it generally provides clarifications on how to measure and disclose fair value under the Accounting Standards Codification 820, Fair Value Measurement. The amendments in this accounting guidance are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. The Company is currently assessing the impact of this accounting guidance on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.
In December 2010, the FASB issued an amendment to the guidance on goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Specifically, for those reporting units with a zero or negative carrying value, it requires an entity to assess whether adverse qualitative factors indicate that it is more likely than not that an impairment of goodwill exists, and if an entity concludes that it is more likely than not that an impairment exists, the entity must measure the goodwill impairment by performing Step 2 of the goodwill impairment test. The amendment was effective January 1, 2011 for annual and interim reporting periods and did not have a material impact in the Consolidated Financial Statements.

FUEL TECH, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three months ended June 30, 2011 and 2010 were $19,021 and $18,902, respectively, while revenues for the six months ended June 30, 2011 and 2010 were $41,643 and $36,519 respectively. While revenues for the quarter remain flat, year-to-date revenues reflect an increase of $5,124 or 14% from the prior year period and is driven by both the FUEL CHEM and APC technology segments.
The Air Pollution Control (APC) technology segment generated revenues of $9,644 and $20,736 for the three and six-months ended June 30, 2011, respectively, an increase of $353, or 4%, and $3,231 or 18%, from the prior year periods due to the timing of recognition of prior period bookings and work progress on construction projects. This segment remains positioned to capitalize on the next phase of increasingly stringent U.S. air quality standards, specifically on NOx control. Interest in Fuel Tech’s suite of air pollution control technologies, on both a new and retrofit basis, remains strong both domestically and abroad. The Company expects demand for its APC products to grow significantly based on the compliance deadlines in multiple market segments that will be phased in over the next three years.
Consolidated APC backlog at June 30, 2011 was $15,300 versus backlog at June 30, 2010 of approximately $20,700. A substantial amount of the backlog as of June 30, 2011 should be recognized as revenue in fiscal 2011, although the timing of such revenue recognition in 2011 is subject to the timing of the expenses incurred on existing projects.
The FUEL CHEM technology segment generated revenues of $9,377 and $20,907 for the three and six-months ended June 30, 2011, a decrease of $234, or 2%, and an increase of $1,893 or 10% versus the respective prior year periods. The slight decrease in the current three-month period is attributed to fluctuation in consumption at existing accounts. The overall year-to-date increase is attributed to the addition of new accounts and a one-time pass through of $1,281 for installation related work at a customer site. We believe the marketplace acceptance for Fuel Tech’s patented TIFI® Targeted In-Furnace Injection™ technology remains strong, particularly on coal-fired units, which represents the largest market opportunity for the technology.
Cost of sales as a percentage of revenue for the quarters ended June 30, 2011 and 2010 was 55% and 59%, respectively. The cost of sales percentage for the APC technology segment decreased to 54% from 65% in the comparable prior-year period, primarily due to an increase in higher margin project mix. For the FUEL CHEM technology segment, the cost of sales percentage increased to 57% from 52% in the comparable prior-year quarter primarily due to costs associated with foreign demonstrations.
Cost of sales as a percentage of revenue for the six months ended June 30, 2011 and 2010 was 53% and 56%, respectively. The cost of sales for the APC technology segment decreased to 52% from 65% due to higher margin project mix. For the FUEL CHEM technology segment, the cost of sales percentage increased to 54% from 49% due to costs associated with foreign demonstrations and the one-time pass through of the lower margin installation work mentioned above.
Selling, general and administrative expenses (SG&A) for the quarters ended June 30, 2011 and 2010 were $7,966 and $8,018, respectively. Although SG&A remains flat for the quarter versus the prior year, decreases in employee related costs of $408 and stock compensation expense of $134 was partially offset by increases in fees to outside service providers, business taxes, bad debt expense, and depreciation of $512. SG&A for the six-month periods ended June 30, 2011 and 2010 were $15,917 and $15,498, respectively. The increase of $419 was primarily related to increases in employee related costs of $433, fees to outside service providers of $691, and business taxes, bad debt expense, and other sales and office related costs of $207, partially offset by a decrease in stock compensation of $882.
The Company recorded a gain during the quarter ended June 30, 2011 of $758 from the revaluation of the contingent liability recorded in connection with the ACT Acquisition in January 2009. The $758 had been recorded in the first quarter of 2009 as part of a $2,307 contingent consideration accrual representing the fair value, weighted-average probability of future consideration expected to be paid in connection with the ACT Acquisition. For the year ended December 31, 2011, management has concluded that the earnout payment related to the ACT Acquisition for fiscal 2011 is not probable, thus the remaining $758 portion of the total contingent liability was reversed.
Research and development expenses for the three and six-month periods ended June 30, 2011 and 2010 were $315 and $165, and $717 and $311, respectively. The Company has increased its R&D efforts in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.
Interest expense for the three- and six-month periods ended June 30, 2011 totaled $38 and $78, respectively, and relates to borrowings under the Beijing Fuel Tech Facility.
Income tax expense/(benefit) for the three and six months ended ended June 30, 2011 and 2010 were $326 and ($237), and $1,711 and ($95), respectively, and reflective of the Company’s net income/(loss) for the respective quarters. The Company is projecting a consolidated effective tax rate of 48% for 2011.
Liquidity and Sources of Capital
At June 30, 2011, Fuel Tech had cash and cash equivalents and short-term investments on hand of $30,756 and working capital of $41,085 versus $30,524 and $36,645 at December 31, 2010, respectively.
Operating activities provided cash of $921 during the six-month period ended June 30, 2011, primarily due to cash generated by our net income of $1,769, a net decreases in our inventory, prepaid expenses, and other assets accounts of $205, plus other non-cash items such as stock-based compensation of $1,659, depreciation and amortization of $1,989, deferred directors fees of $37, and bad debt expense of $70. Partially offsetting these items were net payments made during the quarter related to accounts payable, accrued liabilities, and income taxes of $3,610, a net increase in our accounts receivable of $185, and non-cash items including deferred income taxes of $253 and a gain on the revaluation of an accrued contingent liability of $758.
Investing activities used cash of $1,240 during the six month period ended June 30, 2011 primarily due to purchases of property, equipment, and patent expenditures.
Financing activities generated cash of $313 related to proceeds received from the exercise of stock options during the period.
On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of June 30, 2011 and December 31, 2010, there were no outstanding borrowings on the amended or previous credit facilities.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At June 30, 2011, the Company was in compliance with all financial covenants on the Facility.
On June 30, 2011, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,400), which expires on June 29, 2012. This new credit facility replaced the previous RMB 45 million facility that expired on June 30, 2011. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2011 and December 31, 2010, Beijing Fuel Tech has borrowings outstanding in the amount of $2,321 and $2,269, respectively. These borrowings were subject to interest rates of approximately 6.7% and 5.8% at June 30, 2011 and December 31, 2010, respectively.
At June 30, 2011 and December 31, 2010, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $1,213 and $1,265, respectively, in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2011, there were no cash borrowings under the domestic revolving credit facility and approximately $13,787 was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. Management has met with the Company’s lending institutions and, during the course of those meetings, was not made aware of any information indicating that they will not be able to perform their obligations for any letters of credit or guarantees issued, nor be unable to supply funds to Fuel Tech if the Company chooses to borrow funds under its two revolving credit facilities.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note L. The change in the warranty liability balance during the three and six months ended June 30, 2011 was not significant.

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
Fuel Tech is also exposed to changes in interest rates primarily due to its long-term debt arrangement (refer to Note J to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2011.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Fuel Tech maintains disclosure controls and procedures and internal controls designed to ensure (a) that information required to be disclosed in Fuel Tech’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) that such information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Fuel Tech’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d -15(e) of the Exchange Act, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.
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
Item 6. Exhibits
     a. Exhibits (all filed herewith)

4.1	Third Amendment to Credit Agreement and Amended Revolving Loan Note Agreement, each dated June 30, 2011, between Fuel Tech, Inc. and JPMorgan Chase Bank, N.A.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2011	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)