Form 10-Q
period 2011-09-30
FUEL TECH, INC.
filed 2011-11-07
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 7, 2011 there were outstanding 23,767,961 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the nine-month period ended September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FUEL TECH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,998	$30,524
Marketable securities	53	—
Accounts receivable, net of allowance for doubtful accounts of $114 and $82, respectively	27,920	21,175
Inventories	857	807
Prepaid expenses and other current assets	1,549	1,861
Prepaid income taxes	740	—
Deferred income taxes	255	89

Total current assets	60,372	54,456

Property and equipment, net of accumulated depreciation of $18,086 and $15,767, respectively	13,590	14,384
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $3,886 and $3,203, respectively	5,647	6,050
Deferred income taxes	4,108	5,000
Other assets	2,362	2,262

Total assets	$107,130	$103,203

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2,343	$2,269
Accounts payable	8,416	7,516
Accrued liabilities:
Employee compensation	2,741	2,863
Income taxes payable	—	1,857
Other accrued liabilities	4,899	3,306

Total current liabilities	18,399	17,811

Other liabilities	1,346	1,482

Total liabilities	19,745	19,293
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,767,961 and 24,213,467 shares issued and outstanding, respectively	238	242
Additional paid-in capital	131,715	129,424
Accumulated deficit	(45,014)	(46,075)
Accumulated other comprehensive income	370	243
Nil coupon perpetual loan notes	76	76

Total shareholders’ equity	87,385	83,910

Total liabilities and shareholders’ equity	$107,130	$103,203

See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$24,023	$20,279	$65,666	$56,798

Costs and expenses:
Cost of sales	13,050	11,496	35,069	32,063
Selling, general and administrative	7,701	7,808	23,618	23,306
Gain on revaluation of ACT liability	—	(768)	(758)	(768)
Research and development	358	264	1,075	575

	21,109	18,800	59,004	55,176

Operating income	2,914	1,479	6,662	1,622

Interest expense	(47)	(33)	(125)	(110)
Interest income	14	4	19	6
Other (expense) income	(57)	89	(252)	(169)

Income before income taxes	2,824	1,539	6,304	1,349

Income tax expense	(169)	(722)	(1,880)	(627)

Net income	$2,655	$817	$4,424	$722

Net income per common share:
Basic	$0.11	$0.03	$0.18	$0.03

Diluted	$0.11	$0.03	$0.18	$0.03

Weighted-average number of common shares outstanding:
Basic	24,322,000	24,213,000	24,269,000	24,213,000

Diluted	24,850,000	24,381,000	24,881,000	24,401,000

See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities
Net income	$4,424	$722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,251	2,440
Amortization	677	665
(Gain) loss on equipment disposals	(2)	28
Gain on revaluation of ACT liability	(758)	(768)
Deferred income taxes	410	(1,299)
Stock based compensation	2,197	3,769
Bad debt expense	32	2
Changes in operating assets and liabilities:
Accounts receivable	(6,502)	(4,437)
Inventories	(44)	(451)
Prepaid expenses, other current assets and other noncurrent assets	199	(376)
Accounts payable	846	65
Accrued liabilities and other noncurrent liabilities	(666)	4,368

Net cash provided by operating activities	3,064	4,728

Investing Activities
Decrease in restricted cash	—	200
Proceeds from the sale of equipment	2	—
Purchases of property, equipment and patents	(1,700)	(1,305)

Net cash (used in) investing activities	(1,698)	(1,105)

Financing Activities
Proceeds from exercise of stock options	336	10
Payments on short-term debt	—	(686)
Payments to repurchase common stock	(3,367)	—
Excess income tax benefits from exercise of stock options	74	—
Redemption of nil coupon loan note	—	(5)

Net cash (used in) financing activities	(2,957)	(681)

Effect of exchange rate fluctuations on cash	65	(12)

Net (decrease) increase in cash and cash equivalents	(1,526)	2,930

Cash and cash equivalents at beginning of period	30,524	20,965

Cash and cash equivalents at end of period	$28,998	$23,895

See notes to consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, supplies, and depreciation. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. The completed contract method is used for certain contracts when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of September 30, 2011, the Company had one contract in progress that was identified as a loss contract and a provision for loss in the amount of $174 was recorded in the three-month period then ended.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At September 30, 2011 and December 31, 2010, unbilled receivables were approximately $10,682 and $6,800, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $2,621 and $650, at September 30, 2011 and December 31, 2010, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.
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

Note F: Available-for-Sale Marketable Securities
At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $53 and no cost basis at September 30, 2011.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended September 30, 2011 and 2010.
Note G: Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options, restricted stock units, and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three- and nine-month periods ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic weighted-average shares	24,322	24,213	24,269	24,213
Conversion of unsecured loan notes	7	7	7	7
Unexercised options and RSUs	521	161	605	181

Diluted weighted-average shares	24,850	24,381	24,881	24,401

Note H: Total Comprehensive Income
Total comprehensive income for Fuel Tech is comprised of net income, unrealized gains/(losses) from marketable securities that are available for sale, and the impact of foreign currency translation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$2,655	$817	$4,424	$722
Foreign currency translation	(5)	105	94	(12)
Unrealized (losses) gains from marketable securities, net of tax	(35)	—	33	—

Comprehensive income	$2,615	$922	$4,551	$710

Note I: Stock-Based Compensation
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (RSUs), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At September 30, 2011, Fuel Tech had approximately 926,000 equity awards available for issuance under the Incentive Plan.
Stock-based compensation is included in selling, general, and administrative costs in our consolidated statements of operations. The components of stock-based compensation for the three- and nine-month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	$287	$1,176	$1,688	$3,695
Restricted stock units	206	—	460	—
Deferred directors fees	12	23	49	74

Total stock-based compensation expense	505	1,199	2,197	3,769
Tax benefit of stock-based compensation expense	(168)	(411)	(733)	(1,257)

After-tax effect of stock-based compensation	$337	$788	$1,464	$2,512

As of September 30, 2011, there was $3,436 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan.
Stock Option Exchange Program
On June 1, 2011, the Company commenced an exchange offer that offered to certain employees the right to exchange eligible options to purchase shares of common stock of the Company for a lesser number of replacement awards of restricted stock units. The exchange offer expired on June 29, 2011. Pursuant to the exchange offer, 814,500 eligible options were tendered and the Company granted 267,372 restricted stock units in exchange for those options. As a result of the exchange, which is deemed a modification of the original stock option awards under generally accepted accounting principles, additional stock-based compensation of approximately $252 will be recognized over the two year vesting period associated with the replacement awards commencing June 30, 2011. The Company recognized $31 of additional stock-based compensation during the three- and nine-month period ended September 30, 2011 as a result of the stock option exchange program. Additional information regarding the stock option exchange program may be found on the Company’s Tender Offer Statement on Schedule TO filed with the SEC on June 1, 2011.
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
Based on the results of the model, the weighted-average fair value of the stock options granted during the nine-month period ended September 30, 2011 was $4.08 per option using the following assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	1.8%
Expected volatility	57.2%
Expected life of option	5.0 years
Stock option activity for Fuel Tech’s Incentive Plan for the nine months ended September 30, 2011 was as follows:

	Number	Weighted-	Weighted- Average
	of	Average	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding on January 1, 2011	2,856,125	$14.68
Granted	60,000	8.16
Converted to RSUs	(814,500)	22.06
Exercised	(75,000)	4.49
Expired or forfeited	(106,625)	19.44

Outstanding on September 30, 2011	1,920,000	$11.48	5.1 years	$565

Exercisable on September 30, 2011	1,723,125	$11.68	4.8 years	$565
Non-vested stock option activity for the nine months ended September 30, 2011 was as follows:

		Weighted-Average
	Non-Vested Stock	Grant Date
	Options Outstanding	Fair Value
Outstanding on January 1, 2011	578,500	$7.50
Granted	60,000	4.08
Vested	(315,250)	7.34
Converted to RSUs	(91,500)	10.07
Forfeited	(34,875)	8.19

Outstanding on September 30, 2011	196,875	$5.63

As of September 30, 2011, there was $1,598 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.2 years.
Fuel Tech received proceeds from the exercise of stock options of $336 in the nine-month period ended September 30, 2011. The intrinsic value of options exercised in the nine-month period ended September 30, 2011 was $254. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements.
Restricted Stock Units
Restricted stock units (RSUs) granted to employees vest over time based on continued service (typically vesting over a period between two and four years). Such time-vested RSUs are valued at the date of grant using the intrinsic value method. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.

In addition to the time vested RSUs described above, in March 2011, the Company entered into a performance-based RSU agreement (the Agreement) with each of the Company’s President/Chief Executive Officer, Treasurer/Chief Financial Officer, Executive Vice President, Marketing & Sales and Executive Vice President, Worldwide Operations. The Agreement provides each participating executive the opportunity to earn three types of awards with each award type specifying a targeted number of RSUs that may be granted to each executive based on either the individual performance of the executive or the Company’s relative performance compared to a peer group, as determined by the award type. The Compensation and Nominating Committee of our Board of Directors (the Committee) determines the extent to which, if any, RSUs will be granted based on the achievement of the applicable performance criteria specified in the Agreement. This determination will be made following the completion of the applicable performance period (each a “Determination Date”). Such performance based awards include the following:
•	The first type of award is based on individual performance during the 2011 calendar year as determined by the Committee based on performance criteria specified in the Agreement. These awards will vest over a three-year period beginning on the Determination Date. We estimated the fair value of these performance-based RSU awards on the date of the Agreement using the intrinsic value method and our estimate of the probability that the specified performance criteria will be met. The fair value measurement and probability estimate will be re-measured each reporting date until the Determination Date, at which time the final award amount will be known. For these job performance-based awards, we amortize compensation costs over the requisite service period, adjusted for estimated forfeitures, for each separately vesting tranche of the award.

•	The second type of RSU award contains a targeted number of RSUs to be granted based on the Company’s revenue growth relative to a specified peer group during the 2011 and 2012 calendar years. These awards vest 67% on the second anniversary of the Agreement date and 33% on the third anniversary of the Agreement date. We estimated the fair value of these performance-based RSU awards on the Agreement date using the intrinsic value method and our estimate of the probability that the specified performance criteria will be met. For these revenue growth performance-based awards, we amortize compensation costs over the requisite service period, adjusted for estimated forfeitures, for each separately vesting tranche of the award.

•	The third type of RSU award contains a targeted number of RSUs to be granted based on the total shareholder return (TSR) of the Company’s common stock relative to a specified peer group during the 2011 and 2012 calendar years. These awards vest 67% on the second anniversary of the Agreement date and 33% on the third anniversary of the Agreement date. We estimated the fair value of these market-based RSU awards on the Agreement date using a Monte Carlo valuation methodology and amortize the fair value over the requisite service period for each separately vesting tranche of the award.
At September 30, 2011, there is $1,838 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 2.7 years.
A summary of restricted stock unit activity for the nine-month period ended September 30, 2011 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at December 31, 2010	149,000	$8.63
Granted	—	—
Converted from stock options	267,372	6.53
Forfeited	(2,877)	7.26
Vested	—	—

Unvested restricted stock units at September 30, 2011	413,495	$7.28

Deferred Directors Fees
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In the nine-month periods ended September 30, 2011 and 2010, Fuel Tech recorded $49 and $74, respectively, of stock-based compensation expense under the Deferred Plan.

At September 30, 2011, Fuel Tech had 1,919,000 weighted-average stock awards outstanding that were not dilutive for the purpose of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.
Note J: Debt
On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2011 and December 31, 2010, there were no outstanding borrowings on the amended or previous credit facilities.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At September 30, 2011, the Company was in compliance with all financial covenants specified by the Facility.
On June 30, 2011, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,500), which expires on June 29, 2012. This new credit facility replaced the previous RMB 45 million facility that expired on June 30, 2011. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2011 and December 31, 2010, Beijing Fuel Tech has borrowings outstanding in the amount of $2,343 and $2,269, respectively. These borrowings were subject to interest rates of approximately 7.6% and 5.8% at September 30, 2011 and December 31, 2010, respectively.
At September 30, 2011 and December 31, 2010, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $1,211 and $1,265, respectively, in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At September 30, 2011, there were no cash borrowings under the domestic revolving credit facility and approximately $13,789 was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. Management has met with the Company’s lending institutions and, during the course of those meetings, was not made aware of any information indicating that they will not be able to perform their obligations for any letters of credit or guarantees issued, nor be unable to supply funds to Fuel Tech if the Company chooses to borrow funds under its two revolving credit facilities.
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
Interest payments in the amount of $125 and $110 were made during the nine-month periods ended September 30, 2011 and 2010, respectively.
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
Information about reporting segment net sales and gross margin are provided below:

Three months ended	Air Pollution
September 30, 2011	Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$12,223	$11,800	$—	$24,023
Cost of sales	7,539	5,511	—	13,050

Gross margin	4,684	6,289	—	10,973
Selling, general and administrative	—	—	7,701	7,701
Research and development	—	—	358	358

Operating income (loss)	$4,684	$6,289	$(8,059)	$2,914

Three months ended	Air Pollution
September 30, 2010	Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$10,252	$10,027	$—	$20,279
Cost of sales	6,735	4,761	—	11,496

Gross margin	3,517	5,266	—	8,783
Selling, general and administrative	—	—	7,808	7,808
(Gain) from revaluation of contingent performance obligation	—	—	(768)	(768)
Research and development	—	—	264	264

Operating income (loss)	$3,517	$5,266	$(7,304)	$1,479

Nine months ended	Air Pollution
September 30, 2011	Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$32,959	$32,707	$—	$65,666
Cost of sales	18,338	16,731	—	35,069

Gross margin	14,621	15,976	—	30,597
Selling, general and administrative	—	—	23,618	23,618
(Gain) from revaluation of contingent performance obligation	—	—	(758)	(758)
Research and development	—	—	1,075	1,075

Operating income (loss)	$14,621	$15,976	$(23,935)	$6,662

Nine months ended	Air Pollution
September 30, 2010	Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$27,757	$29,041	$—	$56,798
Cost of sales	18,039	14,024	—	32,063

Gross margin	9,718	15,017	—	24,735
Selling, general and administrative	—	—	23,306	23,306
(Gain) from revaluation of contingent performance obligation	—	—	(768)	(768)
Research and development	—	—	575	575

Operating income (loss)	$9,718	$15,017	$(23,113)	$1,622

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
United States	$19,121	$17,015	$54,268	$46,517
Foreign	4,902	3,264	11,398	10,281

	$24,023	$20,279	$65,666	$56,798

	September 30,	December 31,
	2011	2010
Assets:
United States	$95,460	$92,485
Foreign	11,670	10,718

	$107,130	$103,203

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
Changes in the warranty liability, which is included in other accrued liabilities on the accompanying balance sheets, for the nine months ended September 30, 2011, and 2010, are summarized below:

	Nine Months Ended September 30,
	2011	2010
Aggregate product warranty liability at beginning of period	$215	$199
Net aggregate expense related to product warranties	620	100
Aggregate reductions for payments	(390)	(97)

Aggregate product warranty liability at end of period	$445	$202

In 2009, the Company recorded a contingent consideration accrual representing the fair value of the future consideration to be paid in connection with its acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. (ACT). The contingent consideration arrangement required the Company to pay ACT a pro rata amount of up to $4,000 annually for the achievement of a minimum annual gross margin dollar level (the Hurdle) of $10,000, $11,000, and $12,000 in fiscal 2009, 2010, and 2011, respectively. In addition, the agreement required the Company to pay ACT thirty-five percent of all qualifying gross margin dollars above the annual Hurdle rate for each of the three years. The potential undiscounted amount of all future payments that the Company could be required to make is between $0 and $4,000 in any one year, and $0 and $12,000 in total, not including the amount related to the thirty-five percent sharing of qualifying gross margin dollars above the pre-determined Hurdle. The fair value of the contingent consideration at inception was $2,307, which was recorded as a liability when the business combination was initially recorded.
The Company periodically evaluates the probability that payment of the contingent consideration accrual is probable based on a range of outcomes and assumptions used to develop the fair value estimate. Based upon this analysis, management concluded during the quarter ended June 30, 2011 that the payout for 2011 was not probable of being made. Thus, the Company recorded a gain of $758 from the revaluation of the contingent liability. A similar adjustment was made in the two preceding years for $781 and $768, respectively. As of September 30, 2011, there is no contingent liability accrual remaining.
Note M: Income Taxes
The Company’s effective tax rates of 29.8% and 46.5% for the nine-month periods ended September 30, 2011 and 2010, respectively, differ from the statutory federal tax rate due primarily to state taxes, stock-based compensation, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, changes in state tax rates, and non-deductible meals and entertainment expenses. In addition, the effect of R&D credits utilized on our tax return in excess of initial estimates and the reversal of an accrual for unrecognized tax benefits were reflected in the effective tax rate for the three- and nine-month period ended September 30, 2011.
Fuel Tech had unrecognized tax benefits of $667 as of September 30, 2011 and $870 as of December 31, 2010, all of which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. The decrease of $203 was recognized in the quarter ended September 30, 2011.
Note N: Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM technology segment and the APC technology segment. At September 30, 2011 and December 31, 2010, goodwill allocated to the FUEL CHEM technology segment was $1,723 while goodwill allocated to the APC technology segment was $19,328.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our last fair value measurement test, performed annually as of October 1, revealed no indications of impairment. There were no indications of goodwill impairment in the three- and nine-month periods ended September 30, 2011.
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three- and nine-month periods ended September 30, 2011.
Note O: Fair Value
The Company applies authoritative accounting guidance for fair value measurements of financial and nonfinancial assets and liabilities. This guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis and clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs to the valuation methodology such as quoted prices in active markets for identical assets or liabilities

•	Level 2 — Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques
The fair value of our marketable securities was $53 at September 30, 2011 and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the three- and nine-month periods ended September 30, 2011.
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
In September 2011, the FASB issued new authoritative guidance titled “Testing Goodwill for Impairment”. The guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which was required under previous U.S. GAAP, would not be necessary. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We early adopted this guidance in the period ended September 30, 2011 and it did not have an impact on our consolidated financial position or results of operations.

Note Q: Share Repurchase Program
In August 2011, Fuel Tech’s Board of Directors authorized the repurchase of up to $6 million of its outstanding common shares through December 31, 2012. The share repurchase program will be funded through the Company’s existing cash on hand. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements, and other factors. The program may be suspended or discontinued at any time.
For the three months ended September 30, 2011, Fuel Tech repurchased an aggregate of 571,554 common shares for a total cost of approximately $3,367, including commissions of approximately $23. These acquired shares have been retired and are no longer shown as issued or outstanding shares. As of September 30, 2011, the Company is authorized to repurchase additional shares with a cost up to approximately $2,633 under its share repurchase program. The following table summarizes our share repurchase program since its inception:

				Maximum Dollar
				Value of Shares
				That May Yet Be
	Total Number of	Average Price Paid		Purchased Under the
Period	Shares Purchased	Per Share	Total Cost	Program
August 25, 2011 through August 31, 2011	194,441	$5.97	$1,160	$4,839
September 1, 2011 through September 30, 2011	377,113	5.86	2,207	2,633

Total	571,554	$5.89	$3,367	$2,633

FUEL TECH, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three months ended September 30, 2011 and 2010 were $24,023 and $20,279, respectively, while revenues for the nine months ended September 30, 2011 and 2010 were $65,666 and $56,798, respectively. The increase of $3,744, or 19%, and $8,868, or 16%, from the prior year three- and nine-month periods are driven by both the FUEL CHEM and APC technology segments.
The Air Pollution Control (APC) technology segment generated revenues of $12,223 and $32,959 for the three and nine months ended September 30, 2011, respectively, an increase of $1,971, or 19%, and $5,202, or 19%, from the prior-year periods due to increased orders for construction projects in both domestic and foreign markets and the timing and recognition of work progress on those construction projects. This segment remains well positioned to capitalize on the next phase of increasingly stringent U.S. air quality standards, specifically as it relates to NOx control and the Cross-State Air Pollution Rule (CSAPR). Interest in Fuel Tech’s suite of air pollution control technologies, on both a new and retrofit basis, remains strong both domestically and abroad. The Company expects demand for its APC products to grow significantly based on the compliance deadlines in multiple market segments and geographies that will be phased in over the next three years.
Consolidated APC backlog at September 30, 2011 was $22,890 versus backlog at September 30, 2010 of approximately $20,300. Although projects in this segment are typically completed within eight to twelve months, the timing of such revenue recognition in 2011 is subject to the timing of the expenses incurred on existing projects.
The FUEL CHEM technology segment generated revenues of $11,800 and $32,707 for the three- and nine-months ended September 30, 2011, an increase of $1,773, or 18%, and an increase of $3,666, or 13%, from the respective prior-year periods. The increase in the current three-month period is attributed to revenues from the addition of new customer accounts. The overall year-to-date increase is attributed to the addition of new accounts and increased activity at existing accounts. Current year revenues include a non-recurring pass-through sale of $1,281 for installation related work at a customer site while our nine-month revenues from 2010 include a $1,957 risk-share payment with no offsetting costs. We believe the marketplace acceptance for Fuel Tech’s patented TIFI® Targeted In-Furnace Injection™ technology remains strong, particularly on coal-fired units, which represent the largest market opportunity for the technology.
Cost of sales as a percentage of revenue for the quarters ended September 30, 2011 and 2010 was 54.3% and 56.7%, respectively. The cost of sales percentage for the APC technology segment decreased to 61.7% from 65.7% in the comparable prior-year period, primarily due to an increase in higher margin project mix. For the FUEL CHEM technology segment, the cost of sales percentage decreased to 46.7% from 47.5% in the comparable prior-year quarter primarily due to a shift in product mix.
Cost of sales as a percentage of revenue for the nine months ended September 30, 2011 and 2010 was 53.4% and 56.5%, respectively. The cost of sales for the APC technology segment decreased to 55.6% from 65.0% due to higher margin project mix. For the FUEL CHEM technology segment, the cost of sales percentage increased to 51.2% from 48.3% due to the aforementioned risk share payment that took place in 2010.
Selling, general and administrative expenses (SG&A) for the quarters ended September 30, 2011 and 2010 were $7,701 and $7,808, respectively. Although SG&A remained relatively flat for the quarter versus the prior year, decreases in directors fees of $40 and stock compensation expense of $699 were partially offset by increases in fees to outside service providers, bad debt expense, business taxes, international office activity, and employee-related costs of $640. SG&A for the nine month periods ended September 30, 2011 and 2010 were $23,618 and $23,306, respectively. The increase of $312 was primarily related to increases in employee related costs of $829, outside service providers of $776, and business taxes, bad debt expense, and other sales and office related costs of $292, partially offset by a decrease in stock compensation of $1,575.
The Company recorded a gain during the quarter ended June 30, 2011 of $758 from the revaluation of the contingent liability recorded in connection with the ACT acquisition in January 2009. The $758 had been initially recorded in the first quarter of 2009 as part of a $2,307 contingent consideration accrual representing the fair value, weighted-average probability of future consideration expected to be paid in connection with the ACT acquisition. For the year ended December 31, 2011, management has concluded that the earnout payment related to the ACT acquisition for fiscal 2011 is not probable, thus the remaining $758 portion of the total contingent liability was reversed. A similar gain in the amount of $768 was recorded during the quarter ending September 30, 2010.

Research and development expenses for the three- and nine-month periods ended September 30, 2011 and 2010 were $358 and $264, and $1,075 and $575, respectively. The Company has increased its R&D efforts in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.
Interest expense for the three- and nine-month periods ended September 30, 2011 totaled $47 and $125, respectively, and relates to borrowings under the Beijing Fuel Tech Facility.
Income tax expense for the three and nine months ended September 30, 2011 and 2010 was $169 and $772, and $1,880 and $627, respectively. The 2011 tax provision and effective rate of 30% for the nine-month period was reduced from the previous rate of 47% due to: a) the recording of discrete items which reduced the annual effective rate by 8%, and b) an increase in the annual forecasted pre-tax income levels and revisions to estimates for permanent items which resulted in a reduction of the incremental effective rate of 9%. We would expect our annual effective tax rate for 2011 to be approximately 30%. The difference between the year-to-date effective tax rate of 30% and the current quarter effective tax rate of 6% was the result of the cumulative effect of the rate change described above on prior quarters. We expect our ongoing effective tax rate, exclusive of discrete items, to be 38%.
Liquidity and Sources of Capital
At September 30, 2011, Fuel Tech had cash and cash equivalents and short-term investments on hand of $29,051 and working capital of $41,973 versus $30,524 and $36,645 at December 31, 2010, respectively.
Operating activities provided cash of $3,064 during the nine-month period ended September 30, 2011, primarily due to cash generated by our net income of $4,424, a net decrease in our inventory, prepaid expenses, and other assets accounts of $155, a net increase in accounts payable, accrued liabilities, and income taxes of $180, plus other non-cash items such as stock-based compensation of $2,197, depreciation and amortization of $2,928, and deferred income taxes of $410. Partially offsetting these items were a net increase in our accounts receivable of $6,502 and a non-cash gain on the revaluation of an accrued contingent liability of $758.
Investing activities used cash of $1,698 during the nine-month period ended September 30, 2011 primarily due to purchases of property, equipment, and patent expenditures.
Financing activities used cash of $2,957 due to payments made under our share repurchase program of $3,367, offset by proceeds received from the exercise of stock options during the period of $336 and the excess tax benefits received from those stock option exercises of $74.
On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2011 and December 31, 2010, there were no outstanding borrowings on the amended or previous credit facilities.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after-tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At September 30, 2011, the Company was in compliance with all financial covenants specified by the Facility.
On June 30, 2011, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,500), which expires on June 29, 2012. This new credit facility replaced the previous RMB 45 million facility that expired on June 30, 2011. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2011 and December 31, 2010, Beijing Fuel Tech has borrowings outstanding in the amount of

$2,343 and $2,269, respectively. These borrowings were subject to interest rates of approximately 7.6% and 5.8% at September 30, 2011 and December 31, 2010, respectively.
At September 30, 2011 and December 31, 2010, the Company had outstanding standby letters of credit and bank guarantees, predominantly to customers, totaling approximately $1,211 and $1,265, respectively, in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At September 30, 2011, there were no cash borrowings under the domestic revolving credit facility and approximately $13,789 was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. Management has met with the Company’s lending institutions and, during the course of those meetings, was not made aware of any information indicating that they will not be able to perform their obligations for any letters of credit or guarantees issued, nor be unable to supply funds to Fuel Tech if the Company chooses to borrow funds under its two revolving credit facilities.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note L. The warranty liability balance during the nine months ended September 30, 2011 increased by approximately $230.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Fuel Tech maintains disclosure controls and procedures and internal controls designed to ensure (a) that information required to be disclosed in Fuel Tech’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) that such information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Fuel Tech’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d -15(e) of the Exchange Act, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.
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
In August 2011, Fuel Tech’s Board of Directors authorized the repurchase of up to $6 million of its outstanding common shares through December 31, 2012. The share repurchase program will be funded through the Company’s existing cash on hand. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements, and other factors. The program may be suspended or discontinued at any time.
For the three months ended September 30, 2011, Fuel Tech repurchased an aggregate of 571,554 common shares for a total cost of approximately $3,367, including commissions of approximately $23. These acquired shares have been retired and are no longer shown as issued or outstanding shares. As of September 30, 2011, the Company is authorized to repurchase additional shares with a cost up to approximately $2,633 under its share repurchase program. The following table summarizes our share repurchase program since its inception:

				Maximum Dollar
				Value of Shares
				That May Yet Be
	Total Number of	Average Price Paid		Purchased Under the
Period	Shares Purchased	Per Share	Total Cost	Program
August 25, 2011 through August 31, 2011	194,441	$5.97	$1,160	$4,839
September 1, 2011 through September 30, 2011	377,113	5.86	2,207	2,633

Total	571,554	$5.89	$3,367	$2,633

Item 6.	Exhibits
a.   Exhibits (all filed herewith)

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2011	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2011	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)