Form 10-Q
period 2012-03-31
FUEL TECH, INC.
filed 2012-05-08
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 8, 2012 there were outstanding 23,309,665 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the three-month period ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$31,055	$28,229
Marketable securities	81	57
Accounts receivable, net of allowance for doubtful accounts of $429 and $430, respectively	26,307	34,346
Inventories	330	311
Prepaid expenses and other current assets	1,779	2,026
Prepaid income taxes	506	1,124
Deferred income taxes	241	163

Total current assets	60,299	66,256

Property and equipment, net of accumulated depreciation of $18,810 and $18,239, respectively	13,716	13,625
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $3,611 and $3,385, respectively	5,362	5,442
Deferred income taxes	3,726	3,798
Other assets	2,960	2,818

Total assets	$107,114	$112,990

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$1,188	$1,181
Accounts payable	9,221	10,476
Accrued liabilities:
Employee compensation	1,973	4,902
Other accrued liabilities	4,444	6,071

Total current liabilities	16,826	22,630

Other liabilities	1,362	1,347

Total liabilities	18,188	23,977

Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,309,665 and 23,644,301 shares issued and outstanding, respectively	233	237
Additional paid-in capital	132,560	132,350
Accumulated deficit	(44,373)	(44,031)
Accumulated other comprehensive income	430	381
Nil coupon perpetual loan notes	76	76

Total shareholders’ equity	88,926	89,013

Total liabilities and shareholders’ equity	$107,114	$112,990

See notes to consolidated financial statements.

FUEL TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended March 31,
	2012	2011

Revenues	$25,212	$22,622

Costs and expenses:
Cost of sales	13,220	11,466
Selling, general and administrative	8,994	7,951
Research and development	506	402

	22,720	19,819

Operating income	2,492	2,803

Interest expense	(25)	(40)
Interest income	—	1
Other income (expense)	21	(40)

Income before income taxes	2,488	2,724

Income tax expense	(945)	(1,385)

Net income	$1,543	$1,339

Net income per common share:
Basic	$0.07	$0.06

Diluted	$0.06	$0.05

Weighted-average number of common shares outstanding:
Basic	23,591,000	24,214,000

Diluted	24,261,000	24,669,000

See notes to consolidated financial statements.

FUEL TECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$1,543	$1,339
Other comprehensive income:
Foreign currency translation adjustments	34	61
Unrealized gain from marketable securities, net of tax	15	—

Total other comprehensive income	49	61

Comprehensive income	$1,592	$1,400

See notes to consolidated financial statements.

FUEL TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$1,543	$1,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	552	760
Amortization	226	223
Provision for doubtful accounts	(1)	—
Deferred income taxes	(15)	120
Stock based compensation	210	637
Changes in operating assets and liabilities:
Accounts receivable	8,145	(938)
Inventories	(18)	(177)
Prepaid expenses, other current assets and other noncurrent assets	118	(239)
Accounts payable	(651)	(1,380)
Accrued liabilities and other noncurrent liabilities	(4,634)	(2,274)

Net cash provided by (used in) operating activities	5,475	(1,929)

Investing Activities
Purchases of property, equipment and patents	(788)	(841)

Net cash (used in) investing activities	(788)	(841)

Financing Activities
Payments to repurchase common stock	(1,889)	—
Proceeds from exercise of stock options	—	54

Net cash (used in) provided by financing activities	(1,889)	54

Effect of exchange rate fluctuations on cash	28	57

Net increase (decrease) in cash and cash equivalents	2,826	(2,659)

Cash and cash equivalents at beginning of period	28,229	30,524

Cash and cash equivalents at end of period	$31,055	$27,865

See notes to consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

(in thousands, except share and per-share data)

Note A:	Nature of Business

Fuel Tech is a fully integrated company that uses a suite of advanced technologies to provide boiler optimization, efficiency improvement and air pollution reduction and control solutions to utility and industrial customers worldwide. Originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., Fuel Tech became domesticated in the United States on September 30, 2006, and continues as a Delaware corporation with its corporate headquarters at 27601 Bella Vista Parkway, Warrenville, Illinois, 60555-1617. Fuel Tech maintains an Internet website at www.ftek.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available through our website as soon as reasonably practical after we electronically file or furnish the reports to the Securities and Exchange Commission. Also available on our website are the Company’s Corporate Governance Guidelines and Code of Ethics and Business Conduct, as well as the charters of the audit, compensation and nominating and corporate governance committees of the Board of Directors. All of these documents are available in print without charge to stockholders who request them. Information on our website is not incorporated into this report.

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

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

Note C:	Revenue Recognition Policy

Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.

Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. The completed contract method is used for certain contracts when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of March 31, 2012, the Company had one contract in progress that was identified as a loss contract and a provision for loss in the amount of $38 was recorded in the three-month period then ended.

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

Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At March 31, 2012 and December 31, 2011, unbilled receivables were approximately $12,685 and $7,262, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $2,214 and $3,895, at March 31, 2012 and December 31, 2011, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.

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

At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $81 and no cost basis at March 31, 2012.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended March 31, 2012 and 2011.

Note G:	Earnings per Share Data

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options, restricted stock units, and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three-month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31:
	2012	2011

Basic weighted-average shares	23,591,000	24,214,000

Conversion of unsecured loan notes	7,000	7,000

Unexercised options	118,000	299,000

Unvested restricted stock units	545,000	149,000

Diluted weighted-average shares	24,261,000	24,669,000

Note H:	Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (RSUs), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At March 31, 2012, Fuel Tech had approximately 682,000 equity awards available for issuance under the Incentive Plan.

Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three-month periods ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31:
	2012	2011

Stock options and restricted stock units	$193	$617

Deferred directors fees	17	20

Total stock-based compensation expense	210	637

Tax benefit of stock-based compensation expense	(72)	(195)

After-tax effect of stock-based compensation	$138	$442

As of March 31, 2012, there was $3,927 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan.

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

Stock option activity for Fuel Tech’s Incentive Plan for the three months ended March 31, 2012 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding on January 1, 2012	1,902,000	$11.51

Granted	—	—

Exercised	—	—

Expired or forfeited	(15,000)	$5.98

Outstanding on March 31, 2012	1,887,000	$11.55	4.7 years	$415

Exercisable on March 31, 2012	1,711,812	$11.78	4.4 years	$415

Non-vested stock option activity for the three months ended March 31, 2012 was as follows:

	Non-Vested Stock Options Outstanding	Weighted- Average Grant Date Fair Value

Outstanding on January 1, 2012	183,938	$5.56
Granted	—	—
Vested	(8,750)	7.62
Forfeited	—	—

Outstanding on March 31, 2012	175,188	$5.46

As of March 31, 2012, there was $740 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Units

Restricted stock units (RSUs) granted to employees vest over time based on continued service (typically vesting over a period between one to three years in equal installments). Such time-vested RSUs are valued at the date of grant using the intrinsic value method. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.

In addition to the time vested RSUs described above, in March 2012 and 2011, the Company entered into performance-based RSU agreements (the Agreements) with each of the Company’s President/Chief Executive Officer, Treasurer/Chief Financial Officer, Executive Vice President Marketing & Sales and Executive Vice President, Worldwide Operations. The Agreements provide each participating executive the opportunity to earn three types of awards with each award type specifying a targeted number of RSUs that may be granted to each executive based on either the individual performance of the executive or the Company’s relative performance compared to a peer group, as determined by the award type. The Compensation and Nominating Committee of our Board of Directors (the Committee) determines the extent to which, if any, RSUs will be granted based on the achievement of the applicable performance criteria specified in the Agreement. This determination will be made following the completion of the applicable performance period (each a “Determination Date”). Such performance based awards include the following:

•

The first type of award is based on individual performance during the respective calendar year as determined by the Committee based on performance criteria specified in the Agreement. These awards will vest over a three-year period beginning on the Determination Date. We estimated the fair value of these performance-based RSU awards on the date of the Agreement using the intrinsic value method and our estimate of the probability that the specified performance criteria will be met. The fair value measurement and probability estimate will be re-measured each reporting date until the Determination Date, at which time the final award amount will be known. For these job performance-based awards, we amortize compensation costs over the requisite service period, adjusted for estimated forfeitures, for each separately vesting tranche of the award.

•

The second type of RSU award contains a targeted number of RSUs to be granted based on the Company’s revenue growth relative to a specified peer group during a period of two calendar years. These awards vest 67% on the second anniversary of the Agreement date and 33% on the third anniversary of the Agreement date. We estimated the fair value of these performance-based RSU awards on the Agreement date using the intrinsic value method and our estimate of the probability that the specified performance criteria will be met. For these revenue growth performance-based awards, we amortize compensation costs over the requisite service period, adjusted for estimated forfeitures, for each separately vesting tranche of the award.

•

The third type of RSU award contains a targeted number of RSUs to be granted based on the total shareholder return (TSR) of the Company’s common stock relative to a specified peer group during a period of two calendar years. These awards vest 67% on the second anniversary of the Agreement date and 33% on the third anniversary of the Agreement date. We estimated the fair value of these market-based RSU awards on the Agreement date using a Monte Carlo valuation methodology and amortize the fair value over the requisite service period for each separately vesting tranche of the award.

At March 31, 2012, there is $3,187 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 2.5 years.

A summary of restricted stock unit activity for the three-month period ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested restricted stock units at December 31, 2011	487,165	$7.59

Granted	256,500	$5.52

Forfeited	—	—

Vested	—	—

Unvested restricted stock units at March 31, 2012	743,665	$6.88

Deferred Directors Fees

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In the three-month periods ended March 31, 2012 and 2011, Fuel Tech recorded $17 and $20, respectively, of stock-based compensation expense under the Deferred Plan.

At March 31, 2012, Fuel Tech had 1,478,000 weighted-average stock awards outstanding that were not dilutive for the purpose of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

Note I:	Debt

On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2012 and December 31, 2011, there were no outstanding borrowings on the amended or previous credit facilities.

The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At March 31, 2012, the Company was in compliance with all financial covenants specified by the Facility.

At March 31, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $2,054 and $1,374, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2012 and December 31, 2011, there were no cash borrowings under the domestic revolving credit facility and approximately $12,946 and $13,626, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 30, 2011, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,545), which expires on June 29, 2012. This new credit facility replaced the previous RMB 45 million facility that expired on June 30, 2011. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2012 and December 31, 2011, Beijing Fuel Tech has borrowings outstanding in the amount of $1,188 and $1,181, respectively. These borrowings were subject to interest rates of approximately 8.2% and 7.6% at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $467 and $750, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2012 and December 31, 2011, approximately $3,890 and $3,580 was available for future borrowings.

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

Interest payments in the amount of $25 and $40 were made during the three-month periods ended March 31, 2012 and 2011, respectively.

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

Information about reporting segment net sales and gross margin are provided below:

	(11,466)	(11,466)	(11,466)	(11,466)
Three months ended March 31, 2012	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total

Revenues from external customers	$15,714	$9,498	$—	$25,212

Cost of sales	(8,751)	(4,469)	—	(13,220)

Gross margin	6,963	5,029	—	11,992

Selling, general and administrative	—	—	(8,994)	(8,994)

Research and development	—	—	(506)	(506)

Operating income	$6,963	$5,029	$(9,500)	$2,492

	(11,466)	(11,466)	(11,466)	(11,466)
Three months ended March 31, 2011	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total

Revenues from external customers	$11,092	$11,530	$—	$22,622

Cost of sales	(5,553)	(5,913)	—	(11,466)

Gross margin	5,539	5,617	—	11,156

Selling, general and administrative	—	—	(7,951)	(7,951)

Research and development	—	—	(402)	(402)

Operating income	$5,539	$5,617	$(8,353)	$2,803

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended March 31,
	2012	2011
Revenues:
United States	$22,944	$19,618
Foreign	2,268	3,004

	$25,212	$22,622

	March 31, 2012	December 31, 2011
Assets:
United States	$93,874	$99,601
Foreign	13,240	13,389

	$107,114	$112,990

Note K:	Contingencies

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

Changes in the warranty liability, which is included in other accrued liabilities on the accompanying balance sheets, for the three months March 31, 2012, and 2011, are summarized below:

	Three Months Ended March 31,
	2012	2011

Aggregate product warranty liability at beginning of period	$313	$215

Net aggregate expense related to product warranties	120	30

Aggregate reductions for payments	(100)	(33)

Aggregate product warranty liability at end of period	$333	$212

Note L:	Income Taxes

The Company’s effective tax rates of 38.0% and 50.8% for the three-month periods ended March 31, 2012 and 2011 differs from the statutory federal tax rate of 34% due primarily to state taxes, stock-based compensation, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, changes in state tax rates, tax credits, and non-deductible meals and entertainment expenses.

Fuel Tech had unrecognized tax benefits of $667, including penalties and interest, as of March 31, 2012 and December 31, 2011, all of which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate.

Note M:	Goodwill and Other Intangibles

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM® technology segment and the APC technology segment. At March 31, 2012 and December 31, 2011, goodwill allocated to the FUEL CHEM technology segment was $1,723 while goodwill allocated to the APC technology segment was $19,328.

Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our last fair value measurement test, performed annually as of October 1, revealed no indications of impairment. There were no indications of goodwill impairment in the three-month periods ended March 31, 2012 and 2011.

Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three-month periods ended March 31, 2012 and 2011.

Note N:	Fair Value

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

•

Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $81 and $57 at March 31, 2012 and December 31, 2011, respectively, and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the three-month periods ended March 31, 2012 and 2011.

The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.

Note O:	Recently Adopted and Pending Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. In addition, in December 2011, the FASB issued an amendment to this accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. This guidance was effective as of the beginning of our 2012 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three month periods ending March 31, 2012 and 2011 as two separate but consecutive statements. We will continue to monitor the FASB’s activities related to the deferral of the presentation and disclosure of reclassification adjustments from other comprehensive income to net income, but it will only affect our financial statement presentation and will have no impact to our consolidated financial results.

Note P:	Share Repurchase Program

In August 2011, Fuel Tech’s Board of Directors authorized the repurchase of up to $6 million of its outstanding common shares through December 31, 2012. This program was completed in the quarter ended March 31, 2012. The share repurchase program was funded through the Company’s existing cash on hand. Purchases made pursuant to the program were made in the open market. The timing, manner, price and amount of any repurchases was determined by the Company in its discretion and was subject to economic and market conditions, stock price, applicable legal requirements, and other factors.

During the course of the share repurchase program, Fuel Tech repurchased an aggregate of 1,036,350 common shares for a total cost of approximately $6,000 including commissions of approximately $38. These acquired shares have been retired and are no longer shown as issued or outstanding shares. The following table summarizes our share repurchase program since its inception:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program

August 25, 2011 through September 30, 2011	571,554	$5.89	$3,367	$2,633
October 1, 2011 through December 31, 2011	130,160	5.71	744	1,889
January 1, 2012 through March 31, 2012	334,636	5.64	1,889	—

Total	1,036,350	$5.79	$6,000	$—

FUEL TECH, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three months ended March 31, 2012 and 2011 were $25,212 and $22,622, respectively, representing an 11% increase in consolidated revenue for our first quarter of 2012.

The Air Pollution Control (APC) technology segment generated revenues of $15,714 for the three months ended March 31, 2012, an increase of $4,622 or 42% from the prior year. This increase is due to higher contract bookings during the third and fourth quarter of 2011 and reflects work progress on those construction projects during the first quarter of 2012.

Consolidated APC backlog at March 31, 2012 was $22,200 versus backlog at March 31, 2011 of $14,500. Our current backlog consists of US domestic projects totaling $16,500 and international projects totaling $5,700. A majority of the backlog as of March 31, 2012 should be recognized as revenue in fiscal 2012, although the timing of such revenue recognition in 2012 is subject to the timing of the expenses incurred on existing projects.

The FUEL CHEM® technology segment generated revenues of $9,498 for the three months ended March 31, 2012, a decrease of $2,032 or 18%, versus the prior year. This decrease is due to attrition at existing customer accounts in part due to the soft electric demand market and low natural gas prices. These factors led to unscheduled outages and combustion units operating at less than full capacity which resulted in a corresponding decrease in our quarter over quarter revenue. Also contributing to the decrease was a non-recurring sale of low margin installation-related work totaling $1,000 in the first quarter of 2011.

Cost of sales as a percentage of revenue for the quarters ended March 31, 2012 and 2011 was 52% and 51%, respectively. The cost of sales percentage for the APC technology segment increased to 56% from 50% in the comparable prior-year period, primarily due to product mix. For the FUEL CHEM technology segment, the cost of sales percentage decreased to 47% from 51% in the comparable prior-year quarter due to the mix of customer business and the low margin installation work mentioned above.

Selling, general and administrative expenses (SG&A) for the quarters ended March 31, 2012 and 2011 were $8,994 and $7,951, respectively. Of the $1,043 increase in SG&A for the current quarter $402 is due to employee related expenses, $574 is due to higher commission and bonus accruals resulting from increased revenue, $344 is due to consulting and professional fee increases, and the remaining amount of $150 is due to miscellaneous offsetting items which are not material. Offsetting these amounts was a $427 decrease in stock compensation expense due to the vesting of options granted in earlier periods with a comparatively higher grant date fair value than more recent grants and a forfeiture true-up adjustment for unvested, forfeited options.

Research and development expenses for the quarters ended March 31, 2012 and 2011 were $506 and $402, respectively. The Company plans to continue focusing on increased R&D efforts in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest expense for the three-month period ended March 31, 2012 and 2011 totaled $25 and $40, respectively, and relates to borrowings under the Beijing Fuel Tech Facility.

Income tax expense for the quarters ended March 31, 2012 and 2011 was $945 and $1,385, respectively, and reflective of the Company’s net income for the respective quarters. The Company is projecting a consolidated effective tax rate of 38.0% for 2012.

Liquidity and Sources of Capital

At March 31, 2011, Fuel Tech had cash and cash equivalents and short-term investments on hand of $31,136 and working capital of $43,473 versus $28,286 and $43,626 at December 31, 2011, respectively.

Operating activities provided cash of $5,475 during the three-month period ended March 31, 2012. This increase in cash from operations was due to cash generation of $10,660 resulting from net income plus non-cash expenses of $2,515 and collection of outstanding accounts receivable balances of $8,145, offset by payments of outstanding accounts payable balances, accrued expenses and other items of $5,185. Investing activities used cash of $788 during the three-month period ended March 31, 2012 due to purchases of property, equipment, and patents. Financing activities used cash of $1,889 for the repurchase of common stock.

On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2012 and December 31, 2011, there were no outstanding borrowings on the amended or previous credit facilities.

The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At March 31, 2012, the Company was in compliance with all financial covenants specified by the Facility.

At March 31, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $2,054 and $1,374, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2012 and December 31, 2011, there were no cash borrowings under the domestic revolving credit facility and approximately $12,946 and $13,626, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 30, 2011, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,545), which expires on June 29, 2012. This new credit facility replaced the previous RMB 45 million facility that expired on June 30, 2011. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2012 and December 31, 2011, Beijing Fuel Tech has borrowings outstanding in the amount of $1,188 and $1,181, respectively. These borrowings were subject to interest rates of approximately 8.2% and 7.6% at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $467 and $750, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2012 and December 31, 2011, approximately $3,890 and $3,580 was available for future borrowings.

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

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note K. The warranty liability balance during the three months ended March 31, 2012 increased by approximately $20.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2011 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk Management

Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts nor into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Fuel Tech is also exposed to changes in interest rates primarily due to its debt facilities (refer to Note I to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Fuel Tech maintains disclosure controls and procedures and internal controls designed to ensure (a) that information required to be disclosed in Fuel Tech’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) that such information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Fuel Tech’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d -15(e) of the Exchange Act, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

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

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2011 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2011, Fuel Tech’s Board of Directors authorized the repurchase of up to $6 million of its outstanding common shares through December 31, 2012. This program was completed in the quarter ended March 31, 2012. The share repurchase program was funded through the Company’s existing cash on hand. Purchases made pursuant to the program were made in the open market. The timing, manner, price and amount of any repurchases was determined by the Company in its discretion and was subject to economic and market conditions, stock price, applicable legal requirements, and other factors.

During the course of the share repurchase program, Fuel Tech repurchased an aggregate of 1,036,350 common shares for a total cost of approximately $6,000 including commissions of approximately $38. These acquired shares have been retired and are no longer shown as issued or outstanding shares. The following table summarizes our share repurchase program since its inception:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program

August 25, 2011 through September 30, 2011	571,554	$5.89	$3,367	$2,633
October 1, 2011 through December 31, 2011	130,160	5.71	744	1,889
January 1, 2012 through March 31, 2012	334,636	5.64	1,889	—

Total	1,036,350	$5.79	$6,000	$—

Item 6.	Exhibits

a. Exhibits (all filed herewith)

4.1	Fuel Tech, Inc. Form of 2012 Executive Performance RSU Award Agreement

4.2	Fuel Tech, Inc. 2012 Executive Officer Incentive Plan

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FUEL TECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2012	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2012	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)