Form 10-Q
period 2012-06-30
FUEL TECH, INC.
filed 2012-08-06
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

On August 6, 2012 there were outstanding 22,184,868 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the six-month period ended June 30, 2012

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,725	$28,229
Marketable securities	40	57
Accounts receivable, net of allowance for doubtful accounts of $424 and $430, respectively	25,750	34,346
Inventories	389	311
Prepaid expenses and other current assets	1,206	2,026
Prepaid income taxes	897	1,124
Deferred income taxes	360	163

Total current assets	53,367	66,256

Property and equipment, net of accumulated depreciation of $19,315 and $18,239, respectively	14,090	13,625
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $3,836 and $3,385, respectively	5,161	5,442
Deferred income taxes	3,643	3,798
Other assets	2,756	2,818

Total assets	$100,068	$112,990

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	$1,187	$1,181
Accounts payable	6,459	10,476
Accrued liabilities:
Employee compensation	2,367	4,902
Other accrued liabilities	4,849	6,071

Total current liabilities	14,862	22,630

Other liabilities	1,349	1,347

Total liabilities	16,211	23,977

Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 22,184,868 and 23,644,301 shares issued and outstanding	222	237
Additional paid-in capital	132,669	132,350
Accumulated deficit	(49,584)	(44,031)
Accumulated other comprehensive income	474	381
Nil coupon perpetual loan notes	76	76

Total shareholders’ equity	83,857	89,013

Total liabilities and shareholders’ equity	$100,068	$112,990

See notes to consolidated financial statements.

FUEL TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$20,911	$19,021	$46,123	$41,643

Costs and expenses:
Cost of sales	11,880	10,553	25,100	22,019
Selling, general and administrative	7,874	7,966	16,868	15,917
Gain on revaluation of ACT liability	—	(758)	—	(758)
Research and development	969	315	1,475	717

	20,723	18,076	43,443	37,895

Operating income	188	945	2,680	3,748

Interest expense	(49)	(38)	(74)	(78)
Interest income	40	4	40	5
Other expense	(72)	(155)	(51)	(195)

Income before income taxes	107	756	2,595	3,480

Income tax expense	(39)	(326)	(984)	(1,711)

Net income	$68	$430	$1,611	$1,769

Net income per common share:
Basic	$0.00	$0.02	$0.07	$0.07

Diluted	$0.00	$0.02	$0.07	$0.07

Weighted-average number of common shares outstanding:
Basic	23,107,000	24,269,000	23,349,000	24,242,000

Diluted	23,984,000	24,909,000	24,122,000	24,900,000

See notes to consolidated financial statements.

FUEL TECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$68	$430	$1,611	$1,769
Other comprehensive income:
Foreign currency translation adjustments	70	38	104	99
Unrealized gains/(losses) from marketable securities, net of tax	(26)	68	(11)	68

Total other comprehensive income	44	106	93	167

Comprehensive income	$112	$536	$1,704	$1,936

See notes to consolidated financial statements.

FUEL TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$1,611	$1,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,091	1,534
Amortization	451	455
Gain on equipment disposals	—	(2)
Gain on revaluation of ACT liability	—	(758)
Deferred income taxes	(89)	(253)
Stock based compensation	372	1,696
Bad debt expense	(6)	70
Changes in operating assets and liabilities:
Accounts receivable	8,606	(185)
Inventories	(80)	168
Prepaid expenses, other current assets and other noncurrent assets	869	37
Accounts payable	(4,017)	(935)
Accrued liabilities and other noncurrent liabilities	(3,508)	(2,675)

Net cash provided by operating activities	5,300	921

Investing Activities
Proceeds from the sale of equipment	—	2
Purchases of property, equipment and patents	(1,726)	(1,242)

Net cash (used in) investing activities	(1,726)	(1,240)

Financing Activities
Payments to repurchase common stock	(7,179)	—
Proceeds from exercise of stock options	—	313

Net cash (used in) provided by financing activities	(7,179)	313

Effect of exchange rate fluctuations on cash	101	129

Net (decrease) increase in cash and cash equivalents	(3,504)	123
Cash and cash equivalents at beginning of period	28,229	30,524

Cash and cash equivalents at end of period	$24,725	$30,647

See notes to consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

(in thousands, except share and per-share data)

Note A:	Nature of Business

Fuel Tech, Inc. (Fuel Tech or the Company or “we”, “us”, or “our”) is a fully integrated company that uses a suite of advanced technologies to provide boiler optimization, efficiency improvement and air pollution reduction and control solutions to utility and industrial customers worldwide. Originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., Fuel Tech became domesticated in the United States on September 30, 2006, and continues as a Delaware corporation with its corporate headquarters at 27601 Bella Vista Parkway, Warrenville, Illinois, 60555-1617. Fuel Tech maintains an Internet website at www.ftek.com. Fuel Tech’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as amended (Exchange Act), are made available through our website as soon as reasonably practical after electronically filed or furnished to the Securities and Exchange Commission. Also available on Fuel Tech’s website are the Company’s Corporate Governance Guidelines and Code of Ethics and Business Conduct, as well as the charters of the Audit, Compensation, and Nominating & Corporate Governance committees of the Board of Directors. All of these documents are available in print without charge to stockholders who request them. Information on our website is not incorporated into this report.

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

Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, supplies, and depreciation. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. The completed contract method is used for certain contracts when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of June 30, 2012, the Company had one contract in progress that was identified as loss contracts in the amount of $657.

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

Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At June 30, 2012 and December 31, 2011, unbilled receivables were approximately $10,942 and $11,334, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,807 and $3,895, at June 30, 2012 and December 31, 2011, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.

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

At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $40 and no cost basis at June 30, 2012.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other gains/losses in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended June 30, 2012 and 2011.

Note G:	Earnings per Share Data

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options, restricted stock units, and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three- and six- month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted-average shares	23,107	24,269	23,349	24,242
Conversion of unsecured loan notes	7	7	7	7
Unexercised options and RSUs	870	633	766	651

Diluted weighted-average shares	23,984	24,909	24,122	24,900

At June 30, 2012, Fuel Tech had 1,547,000 weighted average stock awards outstanding that were not dilutive for the purpose of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

Note H:	Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (RSUs), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At June 30, 2012, Fuel Tech had approximately 518,000 equity awards available for issuance under the Incentive Plan.

Stock-based compensation is included in selling, general, and administrative costs in our consolidated statements of operations. The components of stock-based compensation for the three- and six- month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options and restricted stock units	$147	$1,042	$341	$1,659
Deferred directors fees	15	17	31	37

Total stock-based compensation expense	162	1,059	372	1,696
Tax benefit of stock-based compensation expense	(57)	(355)	(129)	(550)

After-tax effect of stock-based compensation	$105	$704	$243	$1,146

As of June 30, 2012, there was $3,338 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan.

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

Based on the results of the model, the weighted-average fair value of the stock options granted during the six-month period ended June 30, 2012 was $1.72 per option using the following assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	0.67%
Expected volatility	58.6%
Expected life of option	4.8 years

Stock option activity for Fuel Tech’s Incentive Plan for the six months ended June 30, 2012 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2012	1,902,000	$11.51
Granted	70,000	3.55
Converted to RSUs	—	—
Exercised	—
Expired or forfeited	(55,000)	6.19

Outstanding on June 30, 2012	1,917,000	$11.37	4.7 years	$323

Exercisable on June 30, 2012	1,789,312	$11.54	4.5 years	$323

Non-vested stock option activity for the six-months ended June 30, 2012 was as follows:

	Non-Vested Stock Options Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2012	183,938	$5.56
Granted	70,000	1.72
Vested	(126,250)	3.73
Forfeited	—	—

Outstanding on June 30, 2012	127,688	$5.27

As of June 30, 2012, there was $537 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.0 years.

Restricted Stock Units

Restricted stock units (RSUs) granted to employees vest over time based on continued service (typically vesting over a period between two and four years). Such time-vested RSUs are valued at the date of grant using the intrinsic value method. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.

In addition to the time vested RSUs described above, in March 2011 and 2012, the Company entered into performance-based RSU agreements (the Agreements) with each of the Company’s President/Chief Executive Officer, Treasurer/Chief Financial Officer, Executive Vice President, Marketing & Sales and Executive Vice President, Worldwide Operations. The Agreements provide each participating executive the opportunity to earn three types of awards with each award type specifying a targeted number of RSUs that may be granted to each executive based on either the individual performance of the executive or the Company’s relative performance compared to a peer group, as determined by the award type. The Compensation Committee of our Board of Directors (the Committee) determines the extent to which, if any, RSUs will be granted based on the achievement of the applicable performance criteria specified in the Agreement. This determination will be made following the completion of the applicable performance period (each a “Determination Date”). Such performance based awards include the following:

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

At June 30, 2012 there is $2,801 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 2.6 years.

A summary of restricted stock unit activity for the six-month period ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2012	487,165	$7.59
Granted	349,000	4.84
Forfeited	(5,701)	6.90
Vested	—	—

Unvested restricted stock units at June 30, 2012	830,464	$6.41

Deferred Directors Fees

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In the periods ended June 30, 2012 and 2011, Fuel Tech recorded $31 and $37, respectively, of stock-based compensation expense under the Deferred Plan.

Note I:	Debt

On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of June 30, 2012 and December 31, 2011, there were no outstanding borrowings on the amended or previous credit facilities.

The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At June 30, 2012, the Company was in compliance with all financial covenants specified by the Facility.

At June 30, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $2,015 and $1,374, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2012 and

December 31, 2011, there were no cash borrowings under the domestic revolving credit facility and approximately $12,985 and $13,626, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 29, 2012, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,538), which expires on June 28, 2013. This new credit facility replaced the previous RMB 35 million facility that expired on June 30, 2012. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2012 and December 31, 2011, Beijing Fuel Tech has borrowings outstanding in the amount of $1,187 and $1,181, respectively. These borrowings were subject to interest rates of approximately 7.6% at June 30, 2012 and December 31, 2011.

At June 30, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $384 and $750, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At June 30, 2012 and December 31, 2011, approximately $3,967 and $3,580 was available for future borrowings.

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

Interest payments in the amount of $74 and $78 were made during the six-month periods ended June 30, 2012 and 2011, respectively.

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

Information about reporting segment net sales and gross margin are provided below:

Three months ended June 30, 2012	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$12,818	$8,093	$—	$20,911
Cost of sales	7,951	3,929	—	11,880

Gross margin	4,867	4,164	—	9,031
Selling, general and administrative	—	—	(7,874)	(7,874)
Research and development	—	—	(969)	(969)

Operating income	$4,867	$4,164	$(8,843)	$188

Three months ended June 30, 2011	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$9,644	$9,377	$—	$19,021
Cost of sales	5,246	5,307	—	10,553

Gross margin	4,398	4,070	—	8,468
Selling, general and administrative	—	—	(7,966)	(7,966)
Research and development	—	—	(315)	(315)
Gain from revaluation of ACT liability	—	—	758	758

Operating income	$4,398	$4,070	$(7,523)	$945

Six months ended June 30, 2012	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$28,532	$17,591	$—	$46,123
Cost of sales	16,702	8,398	—	25,100

Gross margin	11,830	9,193	—	21,023
Selling, general and administrative	—	—	(16,868)	(16,868)
Research and development	—	—	(1,475)	(1,475)

Operating income	$11,830	$9,193	$(18,343)	$2,680

Six months ended June 30, 2011	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$20,736	$20,907	$—	$41,643
Cost of sales	10,799	11,220	—	22,019

Gross margin	9,937	9,687	—	19,624
Selling, general and administrative	—	—	(15,917)	(15,917)
Research and development	—	—	(717)	(717)
Gain from revaluation of ACT liability	—	—	758	758

Operating income	$9,937	$9,687	$(15,876)	$3,748

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
United States	$17,966	$15,529	$40,910	$35,147
Foreign	2,945	3,492	5,213	6,496

	$20,911	$19,021	$46,123	$41,643

	June 30, 2012	December 31, 2011
Assets:
United States	$87,870	$99,601
Foreign	12,198	13,389

	$100,068	$112,990

Note K:	Contingencies

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

Changes in the warranty liability for the six-months ended June 30, 2012 and 2011 are summarized below:

	Six Months Ended June 30,
	2012	2011
Aggregate product warranty liability at beginning of period	$313	$215
Net aggregate expense related to product warranties	415	100
Aggregate reductions for payments	(213)	(112)

Aggregate product warranty liability at end of period	$515	$203

In 2009 the Company recorded a contingent consideration accrual representing the fair value of the future consideration to be paid in connection with its acquisition of substantially all of the assets of Advanced Combustion Technology, Inc. (ACT). The contingent consideration arrangement required the Company to pay ACT a pro-rata amount of up to $4,000 annually for the achievement of a minimum annual gross margin dollar level (the Hurdle) of $10,000, $11,000, and $12,000 in fiscal 2009, 2010, and 2011, respectively. In addition, the agreement required the Company to pay ACT thirty-five percent of all qualifying gross margin dollars above the annual Hurdle rate for each of the three years. The potential undiscounted amount of all future payments that the Company could have been required to make was between $0 and $4,000 in any one year, and $0 and $12,000 in total, not including the amount related to the thirty-five percent sharing of qualifying gross margin dollars above the pre-determined Hurdle. The fair value of the contingent consideration at inception was $2,307, which was recorded as a liability when the business combination was initially recorded.

The Company periodically evaluated the probability that payment of the contingent consideration accrual is probable based on a range of outcomes and assumptions used to develop the fair value estimate. Based upon this analysis, management concluded during the quarter ended June 30, 2011 that the payout for 2011 was not probable of being made. Thus, the Company recorded a gain of $758 from the revaluation of the contingent liability. A similar adjustment was made in the two preceding years for $781 and $768, respectively. As of June 30, 2012 and 2011, there is no contingent liability accrual remaining.

Note L:	Income Taxes

The Company’s effective tax rates of 38.0% and 49.2% for the six-month periods ended June 30, 2012 and 2011, respectively, differ from the statutory federal tax rate of 34% due primarily to state taxes, stock-based compensation, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, changes in state rate rates, and non-deductible meals and entertainment expenses.

Fuel Tech had unrecognized tax benefits as of December 31, 2011 in the amount of $870 all of which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. There have been no material changes in unrecognized tax benefits during the three- and six- month periods ended June 30, 2012.

Note M:	Goodwill and Other Intangibles

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM® technology segment and the APC technology segment. At June 30, 2012 and December 31, 2011, goodwill allocated to the FUEL CHEM technology segment was $1,723 while goodwill allocated to the APC technology segment was $19,328.

Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our last fair value measurement test, performed annually as of October 1, revealed no indications of impairment. There were no indications of goodwill impairment in the three- and six-month periods ended June 30, 2012 and 2011.

Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three- and six-month periods ended June 30, 2012 and 2011.

Note N:	Fair Value

The Company applies authoritative accounting guidance for fair value measurements of financial and nonfinancial assets and liabilities. This guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis and clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Observable inputs to the valuation methodology such as quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques.

The fair value of our marketable securities was $40 at June 30, 2012 and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the three- and six- month periods ended June 30, 2012.

The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.

Note O:	Recently Adopted and Pending Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. In addition, in December 2011, the FASB issued an amendment to this accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. This guidance was effective as of the beginning of our 2012 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three- and six- month periods ending June 30, 2012 and 2011 as two separate but consecutive statements. We will continue to monitor the FASB’s activities related to the deferral of the presentation and disclosure of reclassification adjustments from other comprehensive income to net income, but it will only affect our financial statement presentation and will have no impact to our consolidated financial results.

Note P:	Share Repurchase Program

In August 2011, Fuel Tech’s Board of Directors authorized the repurchase of up to $6 million of its outstanding common shares through December 31, 2012. This initial program was completed in the quarter ended March 31, 2012. In May 2012, the Board of Directors authorized a second repurchase program allowing the Company to repurchase up to an additional $6 million of its outstanding common shares through June 30, 2013. The share repurchase programs were funded through the Company’s existing cash on hand. Purchases made pursuant to the programs are made in the open market. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, stock price, applicable legal requirements, and other factors.

During the course of the share repurchase programs, Fuel Tech repurchased an aggregate of 2,161,147 common shares for a total cost of approximately $11,290 including commissions of approximately $72. These acquired shares have been retired and are no longer shown as issued or outstanding shares.

The following table summarizes our share repurchase programs since their inception:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Phase One Program
August 25, 2011 through September 30, 2011	571,554	$5.89	$3,367	$2,633
October 1, 2011 through December 31, 2011	130,160	5.71	744	1,889
January 1, 2012 through March 31, 2012	334,636	5.64	1,889	—

Phase Two Program
April 1, 2012 through June 30, 2012	1,124,797	4.70	5,290	710

Total	2,161,147	$5.22	$11,290	$710

FUEL TECH, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three months ended June 30, 2012 and 2011 were $20,911 and $19,021, respectively, representing an increase in 10% versus the same period last year. Revenues for the six months ended June 30, 2012 increased 11% to $46,123 from $41,643 for the six months ended June 30, 2011.

The Air Pollution Control (APC) technology segment generated revenues of $12,818 and $28,532 for the three- and six-months ended June 30, 2012, respectively, an increase of $3,174, or 33%, and $7,796 or 38%, from the prior year periods reflecting work progress on construction project bookings made primarily during the third and fourth quarter of 2011. This segment remains positioned to capitalize on the next phase of increasingly stringent U.S. air quality standards, specifically on NOx control. Interest in Fuel Tech’s suite of air pollution control technologies, on both a new and retrofit basis, remains strong both domestically and abroad. The Company expects demand for its APC products to grow significantly based on the compliance deadlines in multiple market segments that will be phased in over the next three years.

Consolidated APC backlog at June 30, 2012 was $20,100 versus backlog at June 30, 2011 of approximately $15,300. Our current backlog consists of US domestic projects totaling $7,700 and international projects totaling $12,400. A substantial amount of the backlog as of June 30, 2012 should be recognized as revenue in fiscal 2012, although the timing of such revenue recognition in 2012 is subject to the timing of the expenses incurred on existing projects.

The FUEL CHEM technology segment generated revenues of $8,093 and $17,591 for the three- and six-months ended June 30, 2012, respectively, a decrease of $1,284, or 14%, and a decrease of $3,316 or 16% versus the respective prior year periods. The decrease is due to attrition at existing customer accounts in part due to the soft electric demand market and fuel switching as a result of low natural gas prices. These factors led to unscheduled outages and coal combustion units operating at less than full capacity which resulted in a corresponding decrease in our quarter-over-quarter and overall year-to-date revenue. Also contributing to the decrease in overall year-to-date revenues was a non-recurring sale of low margin installation-related work totaling $2.7 million that was recognized in the first two quarters of 2011.

Cost of sales as a percentage of revenue for the three-month periods ended June 30, 2012 and 2011 was 57% and 55%, respectively. For the three-month period, the cost of sales percentage for the APC technology segment increased to 62% from 54% in the comparable prior-year period, primarily due to an increase in the volume of lower margin foreign projects. For the FUEL CHEM technology segment, the cost of sales percentage decreased to 49% from 57% in the comparable prior-year quarter due to a higher margin mix of customer orders and the aforementioned non-recurring sale of lower margin installation work recognized in the first two quarters of 2011, which diluted the margin percentage for that period.

Cost of sales as a percentage of revenue for the six months ended June 30, 2012 and 2011 was 54% and 53%, respectively. The cost of sales for the APC technology segment increased to 59% from 52% due to an increase in lower margin foreign projects as described above. For the FUEL CHEM technology segment, the cost of sales percentage decreased to 48% from 54% due to the mix of customer business, offset by the aforementioned non-recurring sale of low margin installation work recognized in the first six months of 2011.

Selling, general and administrative expenses (SG&A) for the three-month periods ended June 30, 2012 and 2011 were $7,874 and $7,966, respectively. This represents a 4% decrease in SG&A as a percentage of revenues to 38% from 42%. Although on a total dollar basis SG&A remained relatively flat for the quarter versus the prior year, increases in employee related costs of $221, sales commissions of $468, and outside service fees and employee travel of $93 was partially offset by a decrease in stock-based compensation of $898. SG&A for the six-month periods ended June 30, 2012 and 2011 were $16,868 and $15, 917, respectively, which represents a 1% decrease as a percentage of revenues to 37% from 38%. The increase of $951 was primarily related to increases in employee related costs of $652, sales commissions of $1,041, legal costs of $92, fees to outside service providers of $324, and business taxes $88, partially offset by a decrease in stock compensation of $1,319.

The Company recorded a gain during the prior year quarter ended June 30, 2011 of $758 from the revaluation of a contingent liability recorded in connection with the Company’s acquisition of Advanced Combustion Technologies in January 2009. The original contingent consideration accrual of $2,307 had been recorded in the first quarter of 2009, which represented the fair value, weighted-average probability of future consideration expected to be paid in connection with the ACT Acquisition. For the year ended December 31, 2011, management concluded that the earnout payment related to the ACT Acquisition for fiscal 2011 was not probable of being earned, therefore a gain was recorded for the remaining $758 portion of the total contingent liability.

Research and development expenses for the three- and six—month periods ended June 30, 2012 and 2011 were $969 and $315, and $1,475 and $717, respectively. The Company plans to continue focusing on increased R&D efforts in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest expense for the three- and six-month periods ended June 30, 2012 totaled $49 and $74, respectively, and relates to borrowings under the Beijing Fuel Tech Facility.

Income tax expense for the three- and six- months ended June 30, 2012 and 2011 were $39 and $984, and $326 and $1,711, respectively, and reflective of the Company’s net income for the respective quarters. The Company is projecting a consolidated effective tax rate of 38% for 2012.

Liquidity and Sources of Capital

At June 30, 2012, Fuel Tech had cash and cash equivalents and short-term investments on hand of $24,765 and working capital of $38,505 versus $28,286 and $43,626 at December 31, 2011, respectively.

Operating activities provided cash of $5,300 during the six-month period ended June 30, 2012. This increase in cash from operations was primarily due to cash generated by our net income of $1,611 plus non-cash expenses of $1,819, as well as collection of outstanding accounts receivable balances of $8,606, offset by payments of outstanding payable and accrued expenses of $7,525.

Investing activities used cash of $1,726 during the six-month period ended June 30, 2012 due to purchases of equipment and patents.

Financing activities used cash of $7,179 for the repurchases of common stock made under our share repurchase programs.

On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of June 30, 2012 and December 31, 2011, there were no outstanding borrowings on the amended or previous credit facilities.

The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At June 30, 2012, the Company was in compliance with all financial covenants on the Facility.

At June 30, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $2,015 and $1,374, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2012 and December 31, 2011, there were no cash borrowings under the domestic revolving credit facility and approximately $12,985 and $13,626, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 29, 2012, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,538), which expires on June 28, 2013. This new credit facility replaced the previous RMB 35 million facility that expired on June 30, 2012. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2012 and December 31, 2011, Beijing Fuel Tech has borrowings outstanding in the amount of $1,187 and $1,181, respectively. These borrowings were subject to interest rates of approximately 7.6% at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $384 and $750, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At June 30, 2012 and December 31, 2011, approximately $3,967 and $3,580 was available for future borrowings.

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

In 2011, Fuel Tech filed a series of civil actions in the Second People’s Intermediate Court of Beijing against Liu Minghui, Zhu Limin and related parties who formerly worked with Fuel Tech (collectively, the Defendants.) In the actions, Fuel Tech seeks damages and equitable relief based upon alleged unfair competition due to misappropriation of Fuel Tech’s property and trade secrets and other misconduct in China by the Defendants, and Fuel Tech also has asserted prior ownership rights over Chinese patents filed in China by certain of the Defendants pertaining to air pollution control technologies. Certain of the Defendants filed actions before the Chinese Patent Review Board seeking to invalidate two China patents held by Fuel Tech for use in China relating to its ULTRA™ product line. Subsequent to those filings, that review board invalidated those Chinese patents. The Company intends to appeal. The other actions described above are in various stages. Management does not currently believe that based on the facts at hand that resolution of any of the actions would have a material adverse impact on Fuel Tech’s business in China.

Item 1A.	Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2011 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2011, Fuel Tech’s Board of Directors authorized the repurchase of up to $6 million of its outstanding common shares through December 31, 2012. This initial program was completed in the quarter ended March 31, 2012. In May 2012, the Board of Directors authorized a second repurchase program allowing the Company to repurchase up to an additional $6 million of its outstanding common shares through June 30, 2013. The share repurchase programs were funded through the Company’s existing cash on hand. Purchases made pursuant to the programs are made in the open market. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, stock price, applicable legal requirements, and other factors.

During the course of the share repurchase programs, Fuel Tech repurchased an aggregate of 2,161,147 common shares for a total cost of approximately $11,290 including commissions of approximately $72. These acquired shares have been retired and are no longer shown as issued or outstanding shares.

The following table summarizes our share repurchase programs since their inception:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Phase One Program
August 25, 2011 through September 30, 2011	571,554	$5.89	$3,367	$2,633
October 1, 2011 through December 31, 2011	130,160	5.71	744	1,889
January 1, 2012 through March 31, 2012	334,636	5.64	1,889	—
Phase Two Program
April 1, 2012 through June 30, 2012	1,124,797	4.70	5,290	710

Total	2,161,147	$5.22	$11,290	$710

Item 6.	Exhibits

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

Date: August 6, 2012	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2012	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)