Form 10-Q
period 2012-09-30
FUEL TECH, INC.
filed 2012-11-06
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

On November 5, 2012 there were outstanding 22,039,425 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the nine-month period ended September 30, 2012

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$24,483	$28,229
Marketable securities	57	57
Accounts receivable, net of allowance for doubtful accounts of $317 and $430, respectively	29,586	34,346
Inventories	957	311
Prepaid expenses and other current assets	1,522	2,026
Prepaid income taxes	1,400	1,124
Deferred income taxes	411	163

Total current assets	58,416	66,256

Property and equipment, net of accumulated depreciation of $19,880 and $18,239, respectively	13,824	13,625
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $4,064 and $3,385, respectively	4,990	5,442
Deferred income taxes	3,663	3,798
Other assets	2,578	2,818

Total assets	$104,522	$112,990

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	$1,184	$1,181
Accounts payable	9,825	10,476
Accrued liabilities:
Employee compensation	3,014	4,902
Other accrued liabilities	5,147	6,071

Total current liabilities	19,170	22,630

Other liabilities	952	1,347

Total liabilities	20,122	23,977

Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 22,039,425 and 23,644,301 shares issued and outstanding, respectively	221	237
Additional paid-in capital	133,137	132,350
Accumulated deficit	(49,099)	(44,031)
Accumulated other comprehensive income	65	381
Nil coupon perpetual loan notes	76	76

Total shareholders’ equity	84,400	89,013

Total liabilities and shareholders’ equity	$104,522	$112,990

See notes to consolidated financial statements.

FUEL TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$24,907	$24,023	$71,030	$65,666

Costs and expenses:
Cost of sales	14,671	13,050	39,771	35,069
Selling, general and administrative	8,064	7,701	24,932	23,618
Gain on revaluation of ACT liability	—	—	—	(758)
Research and development	569	358	2,044	1,075

	23,304	21,109	66,747	59,004

Operating income	1,603	2,914	4,283	6,662

Interest expense	(16)	(47)	(90)	(125)
Interest income	16	14	56	19
Other expense	(27)	(57)	(78)	(252)

Income before income taxes	1,576	2,824	4,171	6,304

Income tax expense	(382)	(169)	(1,366)	(1,880)

Net income	$1,194	$2,655	$2,805	$4,424

Net income per common share:
Basic	$0.05	$0.11	$0.12	$0.18

Diluted	$0.05	$0.11	$0.12	$0.18

Weighted-average number of common shares outstanding:
Basic	22,105,000	24,322,000	22,932,000	24,269,000

Diluted	23,022,000	24,850,000	23,749,000	24,881,000

See notes to consolidated financial statements.

FUEL TECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$1,194	$2,655	$2,805	$4,424
Other comprehensive income:
Foreign currency translation adjustments	(420)	(5)	(316)	94
Unrealized gains/(losses) from marketable securities, net of tax	11	(35)	—	33

Total other comprehensive income	(409)	(40)	(316)	127

Comprehensive income	$785	$2,615	$2,489	$4,551

See notes to consolidated financial statements.

FUEL TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$2,805	$4,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,644	2,251
Amortization	680	677
Gain on equipment disposals	—	(2)
Gain on revaluation of ACT liability	—	(758)
Deferred income taxes	(170)	410
Stock based compensation	844	2,197
Bad debt write-off (recovery)	(113)	32
Changes in operating assets and liabilities:
Accounts receivable	4,890	(6,502)
Inventories	(646)	(44)
Prepaid expenses, other current assets and other noncurrent assets	741	199
Accounts payable	(653)	846
Accrued liabilities and other noncurrent liabilities	(3,488)	(666)

Net cash provided by operating activities	6,534	3,064

Investing Activities
Proceeds from the sale of equipment	—	2
Purchases of property, equipment and patents	(2,071)	(1,700)

Net cash used in investing activities	(2,071)	(1,698)

Financing Activities
Proceeds from exercise of stock options	—	336
Payments to repurchase common stock	(7,889)	(3,367)
Excess income tax benefits from exercise of stock options	—	74

Net cash used in financing activities	(7,889)	(2,957)

Effect of exchange rate fluctuations on cash	(320)	65

Net decrease in cash and cash equivalents	(3,746)	(1,526)

Cash and cash equivalents at beginning of period	28,229	30,524

Cash and cash equivalents at end of period	$24,483	$28,998

See notes to consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

(in thousands, except share and per-share data)

Note A:	Nature of Business

Fuel Tech, Inc. (Fuel Tech or the Company or “we”, “us”, or “our”) is a fully integrated company that uses a suite of advanced technologies to provide boiler optimization, efficiency improvement and air pollution reduction and control solutions to utility and industrial customers worldwide. Originally incorporated in 1987 under the laws of the Netherlands Antilles as Fuel-Tech N.V., Fuel Tech became domesticated in the United States on September 30, 2006, and continues as a Delaware corporation with its corporate headquarters at 27601 Bella Vista Parkway, Warrenville, Illinois, 60555-1617. Fuel Tech maintains an Internet website at www.ftek.com. Fuel Tech’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as amended (Exchange Act), are made available through our website as soon as reasonably practical after electronically filed or furnished to the Securities and Exchange Commission. Also available on Fuel Tech’s website are the Company’s Corporate Governance Guidelines and Code of Ethics and Business Conduct, as well as the charters of the Audit, Compensation, and Nominating and Corporate Governance committees of the Board of Directors. All of these documents are available in print without charge to stockholders who request them. Information on our website is not incorporated into this report.

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

Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, supplies, and depreciation. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. The completed contract method is used for certain contracts when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of September 30, 2012, the Company had three contracts in progress that were identified as loss contracts and a provision for losses in the amount of $498 was recorded as of September 30, 2012 in other accrued liabilities on the Consolidated Balance Sheets.

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

Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At September 30, 2012 and December 31, 2011, unbilled receivables were approximately $12,127 and $11,334, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,517 and $3,895 at September 30, 2012 and December 31, 2011, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.

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

At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $57 and no cost basis at September 30, 2012.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other expense in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended September 30, 2012 and 2011.

Note G:	Earnings per Share Data

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options, restricted stock units, and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three- and nine-month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted-average shares	22,105	24,322	22,932	24,269
Conversion of unsecured loan notes	7	7	7	7
Unexercised options and RSUs	910	521	810	605

Diluted weighted-average shares	23,022	24,850	23,749	24,881

Note H:	Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (RSUs), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At September 30, 2012, Fuel Tech had approximately 507,000 equity awards available for issuance under the Incentive Plan.

Stock-based compensation is included in selling, general, and administrative costs in our consolidated statements of operations. The components of stock-based compensation for the three- and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options and restricted stock units	$460	$493	$800	$2,148
Deferred directors fees	12	12	44	49

Total stock-based compensation expense	472	505	844	2,197
Tax benefit of stock-based compensation expense	(173)	(168)	(302)	(733)

After-tax effect of stock-based compensation	$299	$337	$542	$1,464

As of September 30, 2012, there was $2,777 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan.

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

Based on the results of the model, the weighted-average fair value of the stock options granted during the nine-month period ended September 30, 2012 was $1.72 per option using the following assumptions:

Expected dividend yield	0.0%

Risk-free interest rate	0.67%

Expected volatility	58.6%

Expected life of option	4.8 years

Stock option activity for Fuel Tech’s Incentive Plan for the nine months ended September 30, 2012 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2012	1,902,000	$11.51
Granted	70,000	3.55
Converted to RSUs	—
Exercised	—
Expired or forfeited	(58,000)	6.33

Outstanding on September 30, 2012	1,914,000	$11.38	4.5 years	$95

Exercisable on September 30, 2012	1,822,312	$11.48	4.3 years	$95

Non-vested stock option activity for the nine months ended September 30, 2012 was as follows:

	Non-Vested Stock Options Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2012	183,938	$5.56
Granted	70,000	1.72
Vested	(161,500)	4.00
Forfeited	(750)	5.18

Outstanding on September 30, 2012	91,688	$5.39

As of September 30, 2012, there was $377 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 0.9 years.

Restricted Stock Units

Restricted stock units (RSUs) granted to employees vest over time based on continued service (typically vesting over a period between one and four years). Such time-vested RSUs are valued at the date of grant using the intrinsic value method. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.

In addition to the time vested RSUs described above, in March 2011 and 2012, the Company entered into performance-based RSU agreements (the Agreements) with each of the Company’s President/Chief Executive Officer, Treasurer/Chief Financial Officer, Executive Vice President of Marketing & Sales, and Executive Vice President of Worldwide Operations. The Agreements provide each participating executive the opportunity to earn three types of awards with each award type specifying a targeted number of RSUs that may be granted to each executive based on either the individual performance of the executive or the Company’s relative performance compared to a peer group, as determined by the award type. The Compensation Committee of our Board of Directors (the Committee) determines the extent to which, if any, RSUs will be granted based on the achievement of the applicable performance criteria specified in the Agreement. This determination will be made following the completion of the applicable performance period (each a Determination Date). Such performance based awards include the following:

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

At September 30, 2012, there is $2,400 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 2.3 years.

A summary of restricted stock unit activity for the nine-month period ended September 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2011	487,165	$7.59
Granted	349,000	4.82
Forfeited	(11,355)	7.18
Vested	—	—

Unvested restricted stock units at September 30, 2012	824,810	$6.42

Deferred Directors Fees

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In the nine-month periods ended September 30, 2012 and 2011, Fuel Tech recorded $44 and $49, respectively, of stock-based compensation expense under the Deferred Plan.

Note I:	Debt

On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2012 and December 31, 2011, there were no outstanding borrowings on the amended or previous credit facility.

The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or Leverage Ratio, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At September 30, 2012, the Company was in compliance with all financial covenants specified by the Facility.

At September 30, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $2,439 and $1,374, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At September 30, 2012 and December 31, 2011, there were no cash borrowings under the domestic revolving credit facility and approximately $12,561 and $13,626, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 29, 2012, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,526), which expires on June 30, 2013. This new credit facility replaced the previous RMB 35 million facility that expired on June 28, 2012. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2012 and December 31, 2011, Beijing Fuel Tech has borrowings outstanding in the amount of $1,184 and $1,181, respectively. These borrowings were subject to interest rates of approximately 7.3% and 7.6% at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $1,006 and $750, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At September 30, 2012 and December 31, 2011, approximately $3,336 and $3,580 was available for future borrowings.

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

Interest payments in the amount of $90 and $125 were made during the nine-month periods ended September 30, 2012 and 2011.

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

Information about reporting segment net sales and gross margin are provided below:

Three months ended September 30, 2012	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$15,432	$9,475	$—	$24,907
Cost of sales	10,282	4,389	—	14,671

Gross margin	5,150	5,086	—	10,236
Selling, general and administrative	—	—	(8,064)	(8,064)
Research and development	—	—	(569)	(569)

Operating income (loss)	5,150	5,086	(8,633)	1,603

Three months ended September 30, 2011	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$12,223	$11,800	$—	$24,023
Cost of sales	7,539	5,511	—	13,050

Gross margin	4,684	6,289	—	10,973
Selling, general and administrative	—	—	(7,701)	(7,701)
Research and development	—	—	(358)	(358)

Operating income (loss)	$4,684	$6,289	$(8,059)	$2,914

Nine months ended September 30, 2012	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$43,964	$27,066	$—	$71,030
Cost of sales	26,984	12,787	—	39,771

Gross margin	16,980	14,279	—	31,259
Selling, general and administrative	—	—	(24,932)	(24,932)
Research and development	—	—	(2,044)	(2,044)

Operating income (loss)	$16,980	$14,279	$(26,976)	$4,283

Nine months ended September 30, 2011	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$32,959	$32,707	$—	$65,666
Cost of sales	18,338	16,731	—	35,069

Gross margin	14,621	15,976	—	30,597
Selling, general and administrative	—	—	(23,618)	(23,618)
Gain from revaluation of contingent performance obligation	—	—	758	758
Research and development	—	—	(1,075)	(1,075)

Operating income (loss)	$14,621	$15,976	$(23,935)	$6,662

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended September 30,		Nine months ended September 30
	2012	2011	2012	2011
Revenues:
United States	$16,609	$19,121	$57,519	$54,268
Foreign	8,298	4,902	13,511	11,398

	$24,907	$24,023	$71,030	$65,666

	September 30, 2012	December 31, 2011
Assets:
United States	$85,338	$99,601
Foreign	19,184	13,389

	$104,522	$112,990

Note K:	Contingencies

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

Changes in the warranty liability, which is included in other accrued liabilities on the accompanying balance sheets, for the nine months ended September 30, 2012, and 2011, are summarized below:

	Nine Months Ended September 30,
	2012	2011
Aggregate product warranty liability at beginning of period	$313	$215

Net aggregate expense related to product warranties	710	620

Aggregate reductions for payments	(240)	(390)

Aggregate product warranty liability at end of period	$783	$445

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

The Company periodically evaluated the probability that payment of the contingent consideration accrual was probable based on a range of outcomes and assumptions used to develop the fair value estimate. Based upon this analysis, management concluded during the quarter ended June 30, 2011 that the payout for 2011 was not probable of being made. Thus, the Company recorded a gain of $758 from the revaluation of the contingent liability. A similar adjustment was made in the two preceding years for $781 and $768, respectively. As of September 30, 2012, there is no contingent liability accrual remaining.

Note L:	Income Taxes

The Company’s effective tax rates of 32.7% and 29.8% for the nine-month periods ended September 30, 2012 and 2011, respectively, differ from the statutory federal tax rate of 34% due primarily to state taxes, stock-based compensation, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, changes in state rate rates, non-deductible meals and entertainment expenses, and the tax benefit recorded in the three-month period ended September 30, 2012 described below.

Fuel Tech had unrecognized tax benefits as of December 31, 2011 in the amount of $667 all of which, if ultimately recognized, will reduce Fuel Tech’s annual effective tax rate. During the quarter ended September 30, 2012, the Company reduced its accrual for unrecognized tax benefits to $198 and recognized a tax benefit of $369 as a result of no longer being subject to tax examination for the 2008 tax year. This discrete tax item reduced our effective tax rate by 6% in the quarter ended September 30, 2012.

Note M:	Goodwill and Other Intangibles

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM technology segment and the APC technology segment. At September 30, 2012 and December 31, 2011, goodwill allocated to the FUEL CHEM technology segment was $1,723 while goodwill allocated to the APC technology segment was $19,328.

Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our last fair value measurement test, performed annually as of October 1, revealed no indications of impairment. There were no indications of goodwill impairment in the three- and nine-month periods ended September 30, 2012 and 2011.

Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three- and nine-month periods ended September 30, 2012 and 2011.

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

The fair value of our marketable securities was $57 at September 30, 2012 and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the three- and nine-month periods ended September 30, 2012.

The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.

Note O:	Recently Adopted and Pending Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. In addition, in December 2011, the FASB issued an amendment to this accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. This guidance was effective as of the beginning of our 2012 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three- and nine-month periods ending September 30, 2012 and 2011 as two separate but consecutive statements. We will continue to monitor the FASB’s activities related to the deferral of the presentation and disclosure of reclassification adjustments from other comprehensive income to net income, but it will only affect our financial statement presentation and will have no impact to our consolidated financial results.

Note P:	Share Repurchase Program

In August 2011, Fuel Tech’s Board of Directors authorized the repurchase of up to $6 million of its outstanding common shares through December 31, 2012. This initial program was completed in the quarter ended March 31, 2012. In May 2012, the Board of Directors authorized a second repurchase program allowing the Company to repurchase up to an additional $6 million of its outstanding common shares through June 30, 2013 and this repurchase program was completed September 2012. The share repurchase programs were funded through the Company’s existing cash on hand. Purchases made pursuant to the programs are made in the open market. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, stock price, applicable legal requirements, and other factors.

During the course of the share repurchase programs, Fuel Tech repurchased an aggregate of 2,306,590 common shares for a total cost of approximately $12,000 including commissions of approximately $76. These acquired shares have been retired and are no longer shown as issued or outstanding shares.

The following table summarizes our share repurchase programs since their inception:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program

Phase One Program
August 25, 2011 through September 30, 2011	571,554	$5.89	$3,367	$2,633
October 1, 2011 through December 31, 2011	130,160	5.71	744	1,889
January 1, 2012 through March 31, 2012	334,636	5.64	1,889	—

Phase Two Program
April 1, 2012 through June 30, 2012	1,124,797	4.70	5,290	710
July 1, 2012 through September 30, 2012	145,443	4.88	710	—

Total	2,306,590	$5.20	$12,000	$—

FUEL TECH, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated revenues for the three months ended September 30, 2012 and 2011 were $24,907 and $24,023 respectively, while consolidated revenues for the nine months ended September 30, 2012 and 2011 were $71,030 and $65,666, respectively. These represent increases of $884, or 4%, and $5,364, or 8%, from the prior year three- and nine-month periods.

The Air Pollution Control (APC) technology segment generated revenues of $15,432 and $43,964 for the three and nine months ended September 30, 2012, respectively, an increase of $3,209 or 26%, and $11,005, or 33%, from the prior-year periods due to increased orders for APC primarily in foreign markets and the timing and recognition of work in progress on those APC. The Company expects demand for its APC products to remain strong based on new and existing air pollution control regulations around the world, particularly in China.

Consolidated APC backlog at September 30, 2012 was $52,310 versus backlog at September 30, 2011 of approximately $22,890. Although projects in this segment are typically completed within eight to sixteen months, the amount of revenue recognition in the final quarter of 2012 and beyond is subject to the timing of the expenses incurred on existing projects.

The FUEL CHEM technology segment generated revenues of $9,475 and $27,066 for the three- and nine-months ended September 30, 2012, a decrease of $2,325, or 20%, and $5,641, or 17%, from the respective prior-year periods. The decrease is due to decreased sales volume at existing customer accounts in part due to the lower demands for electricity and fuel switching by customers to take advantage of of low natural gas prices. These factors led to coal combustion units operating at less than full capacity which resulted in a corresponding decrease in our quarter-over-quarter and overall year-to-date revenue. Another factor contributing to the decrease in overall year-to-date revenues for 2012 was a non-recurring sale of installation-related work totaling $1.3 million that occurred in 2011.

Consolidated gross margin percentage for the quarters ended September 30, 2012 and 2011 were 41.1% and 44.5%, respectively. The gross margin percentage for the APC technology segment decreased to 33.4% from 45.6% in the comparable prior-year period, primarily due to an increase in lower margin international projects. For the FUEL CHEM technology segment, the gross margin percentage increased to 53.7% from 53.3% in the comparable prior-year quarter primarily due to a higher margin mix of customer orders.

Consolidated gross margin percentage for the nine months ended September 30, 2012 and 2011 was 44.0% and 46.6%, respectively. The cost of sales for the APC technology segment decreased to 38.6% from 44.4% due to the aforementioned increase in APC international projects. For the FUEL CHEM technology segment, the gross margin percentage increased to 52.8% from 48.8% due to a higher margin mix of customer orders and the non-recurring sale of lower margin installation work recognized in the first two quarters of 2011, which diluted the margin percentage for that year-to-date period.

Selling, general and administrative expenses (SG&A) for the quarters ended September 30, 2012 and 2011 were $8,064 and $7,701, respectively. The quarter-over-quarter increase is primarily attributed to spending on employee-related and other international costs of $877 to position ourselves for current and future sales demands, offset by a decrease in commissions of $277 as a result of lower domestic sales bookings in 2012 compared to 2011. SG&A for the nine-month periods ended September 30, 2012 and 2011 were $24,932 and $23,618, respectively. The increase of $1,314 was primarily related to increases in employee-related costs of $1,254.

The Company recorded a gain during the quarter ended June 30, 2011 of $758 from the revaluation of the contingent liability recorded in connection with the ACT acquisition in January 2009. The $758 had been initially recorded in the first quarter of 2009 as part of a $2,307 contingent consideration accrual representing the fair value, weighted-average probability of future consideration expected to be paid in connection with the ACT acquisition. In the year ended December 31, 2011, management concluded that the earnout payment related to the ACT acquisition for fiscal 2011 is not probable, thus the remaining $758 portion of the total contingent liability was reversed.

Research and development expenses for the three- and nine-month periods ended September 30, 2012 were $569 and $2,044, respectively, and $358 and $1,075, respectively, for the comparable prior year periods. The Company has increased its R&D efforts in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest expense for the three- and nine-month periods ended September 30, 2012 totaled $16 and $90, respectively, and $47 and $125, respectively, for the same periods in the prior year. Interest expense relates to borrowings under the Beijing Fuel Tech Facility.

Income tax expense for the three- and nine-months ended September 30, 2012 was $382 and $1,366, respectively, and $169 and $1,880 for the comparable periods in 2011. The 2012 effective tax rate of 33% for the nine-month period was lower than the 38% rate used in the six-month period ended June 30, 2012 primarily due to a reduction in our accrual for uncertain tax positions. This reduction is the result of no longer being subject to tax examination for the 2008 tax year.

Liquidity and Sources of Capital

At September 30, 2012, Fuel Tech had cash and cash equivalents and short-term investments on hand of $24,540 and working capital of $39,246 versus $28,286 and $43,626 at December 31, 2011, respectively.

Operating activities provided cash of $6,534 during the nine-month period ended September 30, 2012, primarily due to cash generated by our net income of $2,805, a net decrease in our accounts receivable, prepaid expenses, and other assets balances of $5,631, depreciation and amortization of $2,324, and stock compensation of $844. Partially offsetting these items were a net decrease in our accounts payable and accrued liabilities of $4,141 and an increase in our inventory by $646.

Investing activities used cash of $2,071 during the nine-month period ended September 30, 2012 for purchases of property, equipment, and patent expenditures.

Financing activities used cash of $7,889 due entirely to payments made under our share repurchase program.

On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2012 and December 31, 2011, there were no outstanding borrowings on the amended or previous credit facility.

The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or Leverage Ratio, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At September 30, 2012, the Company was in compliance with all financial covenants specified by the Facility.

At September 30, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $2,439 and $1,374, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At September 30, 2012 and December 31, 2011, there were no cash borrowings under the domestic revolving credit facility and approximately $12,561 and $13,626, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 29, 2012, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,526), which expires on June 30, 2013. This new credit facility replaced the previous RMB 35 million facility that expired on June 28, 2012. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2012 and December 31, 2011, Beijing Fuel Tech has borrowings outstanding in the amount of $1,184 and $1,181, respectively. These borrowings were subject to interest rates of approximately 7.3% and 7.6% at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $1,006 and $750, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At September 30, 2012 and December 31, 2011, approximately $3,336 and $3,580 was available for future borrowings.

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

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note K. The warranty liability balance during the nine months ended September 30, 2012 and 2011 increased by approximately $470 and $230, respectively.

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

In 2011, Fuel Tech filed a series of civil actions in the Second People’s Intermediate Court of Beijing against Liu Minghui, Zhu Limin and related parties who formerly worked with Fuel Tech (collectively, the Defendants.) In the actions, Fuel Tech seeks damages and equitable relief based upon alleged unfair competition due to misappropriation of Fuel Tech’s property and trade secrets and other misconduct in China by the Defendants, and Fuel Tech also has asserted prior ownership rights over Chinese patents filed in China by certain of the Defendants pertaining to air pollution control technologies. Certain of the Defendants have filed actions before the Chinese Patent Review Board seeking to invalidate two China patents held by Fuel Tech for use in China relating to its ULTRA product line. These actions are in various stages, but management does not currently believe that based on the facts at hand that resolution of the actions would have a material adverse impact on Fuel Tech’s business in China.

Item 1A.	Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2011 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2011, Fuel Tech’s Board of Directors authorized the repurchase of up to $6 million of its outstanding common shares through December 31, 2012. This initial program was completed in the quarter ended March 31, 2012. In May 2012, the Board of Directors authorized a second repurchase program allowing the Company to repurchase up to an additional $6 million of its outstanding common shares through June 30, 2013 and this repurchase program ended in September 2012. The share repurchase programs were funded through the Company’s existing cash on hand. Purchases made pursuant to the programs are made in the open market. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, stock price, applicable legal requirements, and other factors.

During the course of the share repurchase programs, Fuel Tech repurchased an aggregate of 2,306,590 common shares for a total cost of approximately $12,000 including commissions of approximately $76. These acquired shares have been retired and are no longer shown as issued or outstanding shares.

The following table summarizes our share repurchase programs since their inception:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program

Phase One Program
August 25, 2011 through September 30, 2011	571,554	$5.89	$3,367	$2,633
October 1, 2011 through December 31, 2011	130,160	5.71	744	1,889
January 1, 2012 through March 31, 2012	334,636	5.64	1,889	—

Phase Two Program
April 1, 2012 through June 30, 2012	1,124,797	4.70	5,290	710
July 1, 2012 through September 30, 2012	145,443	4.88	710	—

Total	2,306,590	$5.20	$12,000	$—

Item 6.	Exhibits

a.	Exhibits (all filed herewith)

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FUEL TECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2012	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2012	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)