Form 10-K
period 2012-12-31
FUEL TECH, INC.
filed 2013-03-18
CIK 846913

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2012 was approximately $108,262,000 based on the closing stock price as reported on the NASDAQ Stock Exchange.

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 18, 2013: 22,102,549 shares of Common Stock, $0.01 par value.

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the annual meeting of stockholders to be held in 2013 are incorporated by reference in Parts II, III, and IV hereof.

TABLE OF DEFINED TERMS

Term	Definition

AIG	Ammonia Injection Grid

ASCR™	A trademark used to describe Fuel Tech’s Advanced Selective Catalytic Reduction process

CAAA	Clean Air Act Amendments of 1990

CAIR	Clean Air Interstate Rule

CAVR	Clean Air Visibility Rule

CFD	Computational Fluid Dynamics

FGC	Flue Gas Conditioning

FUEL CHEM®	A trademark used to describe Fuel Tech’s fuel and flue gas treatment processes, including its TIFI® Targeted In-Furnace Injection™ technology to control slagging, fouling, corrosion and a variety of sulfur trioxide-related issues

GSG™	Graduated Straightening Grid

HERT™ High Energy Reagent Technology™	A trademark used to describe a Fuel Tech Selective Non-Catalytic Reduction process

Loan Notes	Nil-coupon, non-redeemable convertible unsecured loan notes of Fuel Tech

NOx	Oxides of nitrogen

NOxOUT®	A trademark used to describe Fuel Tech’s Selective Non-Catalytic Reduction process for the reduction of NOx

NOxOUT-SCR®	A trademark used to describe Fuel Tech’s direct injection of urea as a catalyst reagent

NOxOUT CASCADE®	A trademark used to describe Fuel Tech’s combination of Selective Non-Catalytic Reduction and Selective Catalytic Reduction

SCR	Selective Catalytic Reduction

SIP Call	State Implementation Plan Regulation

SNCR	Selective Non-Catalytic Reduction

TCI® Targeted Corrosion Inhibition™	A trademark used to describe the FUEL CHEM program designed for high-temperature slag and corrosion control, principally in waste-to-energy boilers

TIFI® Targeted In-Furnace Injection™	A trademark used to describe Fuel Tech’s proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program

ULTRA™	A trademark used to describe Fuel Tech’s process for generating ammonia for use as Selective Catalytic Reduction reagent

EXPLANATORY NOTE

The Company’s independent registered public accounting firm, McGladrey LLP (“McGladrey”), recently advised the Company’s Audit Committee that it had identified a matter that raised questions in relation to the SEC’s auditor independence rules. Specifically, an entity associated with McGladrey provided certain bookkeeping and payroll processing services to the Company’s subsidiary in China which were not consistent with the auditor independence rules. The services were provided in 2010 and 2011 and in the first quarter of 2012; the fees for the services were insignificant. McGladrey noted for the Audit Committee that during each of these periods, its audit engagement team was not aware of the services being provided to the Company’s subsidiary in China. McGladrey advised the Audit Committee that it believes that this matter did not compromise or impair its integrity or objectivity with respect to conducting its audits and issuing reports on the Company’s consolidated financial statements, and the Audit Committee upon careful evaluation agreed with these conclusions. As an additional measure taken in response to the matter described above, the Audit Committee engaged another independent accounting firm to perform an audit of the Company’s subsidiary in China for the year ended December 31, 2012; the firm performing this audit is providing the results of its audit work to McGladrey, so that McGladrey can issue its report on the Company’s consolidated financial statements for the year ended December 31, 2012.

As a result of the steps taken to resolve this matter, the audit of the Company’s 2012 consolidated financial statements could not be completed by March 18, 2013, the date by which this annual report on Form 10-K is required to be filed under applicable SEC rules, and this annual report on Form 10-K does not include information required under Items 6, 7, 7A, 8 and 9A of Form 10-K and does not include Exhibits 23 and 32 or complete certifications in the form of Exhibit 31 and Exhibit 32. Upon issuance of McGladrey’s audit report on the Company’s 2012 consolidated financial statements, the Company will file a corresponding amendment to this Form 10-K to include the foregoing information. The Company believes that it will be able to file this amendment on or before April 1, 2013, but no assurances can be given that this will be the case.

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

ITEM 1 – BUSINESS

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

American Bailey Corporation

Douglas G. Bailey, Chairman, Chief Executive Officer, President, and Director of Fuel Tech, is a stockholder of American Bailey Corporation (ABC), which is a related party. On January 1, 2004, Fuel Tech entered into an agreement whereby ABC reimburses Fuel Tech for services that certain employees of Fuel Tech provide to ABC. ABC is a sub-lessee under Fuel Tech’s February 1, 2010 lease of its offices in Stamford, Connecticut, which runs through December 31, 2019, and ABC reimburses Fuel Tech for its share of lease and lease-related expenses under the sublease agreement. The amount due from ABC related to both compensation and the sublease agreement was approximately $16, $27, and $217 at December 31, 2012, 2011, and 2010, respectively. Additionally, see the more detailed information relating to this subject under the caption “Certain Relationships and Related Transactions” in Fuel Tech’s definitive Proxy Statement to be distributed in connection with Fuel Tech’s 2013 Annual Meeting of Stockholders, which information is incorporated by reference.

Air Pollution Control

Regulations and Markets: Domestic

The U.S. air pollution control market, and more specifically federal and state NOx regulations, currently is the primary driver in Fuel Tech’s APC technology segment. This market is dependent on air pollution regulations and their continued enforcement. These regulations are based on the Clean Air Act Amendments of 1990, which require reductions in NOx emissions on varying timetables with respect to various sources of emissions. The EPA’s efforts to implement these regulations have been complicated by legal challenges in the Federal courts.

The SIP Call: In 1994, governors of 11 Northeastern states, known collectively as the Ozone Transport Region, signed a Memorandum of Understanding requiring utilities to reduce their NOx emissions by 55% to 65% from 1990 levels by May 1999. In 1998, the Environmental Protection Agency (EPA) announced more stringent regulations. Under the State Implementation Plan (SIP) Call, a regulation promulgated under the Amendments (discussed further below), over 1,000 utility and large industrial boilers in 19 states were required to achieve NOx reduction targets by May 31, 2004. The Ozone Transport SIP Call regulation, designed to mitigate the effects of wind-aided ozone transported from the Midwestern and Southeastern U.S. into the Northeastern non-attainment areas, required, following the litigation described below, 19 states to make even deeper aggregate reductions of 85% from 1990 levels by May 31, 2004. Additionally, most other states with non-attainment areas were also required to meet ambient air quality standards for ozone by 2007.

The SIP Call was the subject of litigation, but an appellate court of the U.S. District Court of Appeals for the District of Columbia Circuit upheld the validity of this regulation. The D.C. Circuit Court’s ruling was later affirmed by the U.S. Supreme Court in 2001 when , in a unanimous decision, the Supreme Court upheld EPA’s authority to revise the National Ambient Air Quality Standard for ozone to 0.080 parts per million averaged through an eight-hour period from the then current 0.120 parts per million for a one-hour period. This more stringent standard provided clarity and impetus for air pollution control efforts well beyond the then current ozone attainment requirement. In keeping with this trend, the Supreme Court, only days later, denied industry’s attempt to stay the SIP Call, effectively exhausting all means of appeal. The ozone standard is currently 0.075 parts per million averaged over an eight-hour period, a level established in May 2008. EPA is planning to propose an updated ozone standard in December 2013, with a final rule scheduled for mid-2014.

CAIR: On December 23, 2003, the EPA proposed a new regulation affecting the SIP Call states by specifying more expansive NOx reduction. This rule, known as the Clean Air Interstate Rule (CAIR), was adopted by the EPA in 2005. CAIR specifies that additional annual NOx reduction requirements be extended to most SIP-affected units in 28 Eastern states, while permitting a cap and trade format similar to the SIP Call. The Company estimates an additional 1,300 electric generating units using coal and other fuels to be affected by this rule. In an action related to CAIR, on June 15, 2005, the EPA issued the Clean Air Visibility Rule (CAVR), which is a nationwide initiative to improve federally preserved areas through reduction of NOx and other pollutants. CAVR expands the NOx reduction market to Western states unaffected by CAIR or the SIP Call. Compliance begins in 2013 and CAVR will potentially affect an additional 230 Western coal-fired electric-generating units. In addition, CAVR, along with the anticipated updated EPA rule for eight-hour ozone attainment, have the potential to impact thousands of boilers and industrial units in multiple industries nationwide for units burning coal and other fuels starting in 2013.

On July 11, 2008, the U.S. District Court of Appeals for the District of Columbia Circuit vacated the CAIR regulations under the premise that the EPA exceeded its authority when the rule was created in 2005. The court found “more than several fatal flaws in the rule” but did not take issue with the concept that NOx emissions are to be controlled or the limits and thresholds established by CAIR. In vacating the rule in its entirety, the court remanded to EPA to promulgate a rule consistent with the D.C. Circuit Court’s opinion. On December 23, 2008, the D.C. Circuit Court granted a petition by the EPA to keep the CAIR regulation in place while the EPA conducted further proceedings consistent with the court’s prior opinion. In summary, the court stated that “…allowing CAIR to remain in effect until it is replaced by a rule consistent with our opinion would at least temporarily preserve the environmental values covered by CAIR.” CAIR was re-instated and required the affected states to be in year-round NOx emission compliance beginning January 1, 2009.

CSAPR:    As a replacement for CAIR, EPA issued the Cross State Air Pollution Rule (CSAPR) in July 2011. CSAPR included more stringent NOx regulations affecting 27 states, with compliance for the first phase in 2012, with additional reductions required in the second phase by 2014. Under CSAPR, state emission caps were designated to mitigate the emission impact on downwind states by controlling emissions from upwind states. If sources within a state caused the state to exceed its assurance limit, severe penalties including a two-for-one reduction based on each source’s contribution percentage of the state overage would be applied. A stay on CSAPR was ordered by the D.C. Circuit Court on December 30, 2011, pending resolution of litigation filed by a number of states and companies with combustion sources. The D.C. Circuit Court vacated CSAPR on August 21, 2012. The decision identified issues with EPA procedures and authority of certain CSAPR provisions which were not consistent with the Clean Air Act. On October 5, 2012, EPA filed for an en banc review of CSAPR by the full DC Circuit Court, which was rejected. on January 24, 2013. As a result of the demise of CSAPR, CAIR was once again re-instated.

The primary driver of CSAPR, CAIR and any EPA rule relating to NOx and ozone standards is the Federal Clean Air Act which includes National Ambient Air Quality Standards for criteria pollutants. Even following the vacating of CSAPR, these fundamental emission requirements continue to remain in effect and states must comply with the requirements of this law, and new NAAQS standards for nitrogen dioxide (NO2) were issued in 2010, and tighter ozone standards are expected in 2014.

Regulations and Markets: International

Fuel Tech also sells NOx control systems outside the United States, specifically in Europe, Latin America, and in the Pacific Rim, including the People’s Republic of China (China). Under European Union Directives and new regulations in Chile, certain power plants must come into compliance with specified NOx reduction targets by 2016.

China also continues to represent an attractive opportunity for Fuel Tech as the government set pollution control and energy conservation and efficiency improvements as top priorities as part of tightened standards that were issued in 2012. Fuel Tech has viable technologies to help achieve these objectives. China’s dominant reliance on coal as an energy resource is not expected to change in the foreseeable future. China alone is forecasted to account for 76% of the projected increase in world coal use through 2035. Clean air will continue to be a pressing issue, especially given China’s robust economic growth, expected growth in thermal power production, and an increasingly expanded role in international events and organizations.

China’s Ministry of Environmental Protection issued regulations to be implemented as part of the Twelfth Five-Year Plan, running from 2011 to 2015, in support of reducing harmful pollutants and further defining the technologies recommended to achieve the reductions. The regulations for NOx apply to all thermal power units that have a steaming rate of 65 tons per hour (155 megawatts (MW)) or larger. Newly constructed units and existing units that were approved subsequent to December 31, 2003, must meet the same stringent emission standard, while certain existing units approved prior to December 31, 2003 must meet a standard that is less stringent. In addition, all units that are in Key Regions must achieve the same standard as the newly constructed units. Key Regions are defined as those areas that are highly developed or highly populated and are sensitive to environmental overloading. All existing coal and oil-fired thermal units must comply with the proposed regulation by January 1, 2014 while all new units were scheduled to comply by January 1, 2012.

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

Fuel Tech has established a market position in NOx control resulting from the initial national demonstration projects utilizing NOxOUT CASCADE® technology at Jiangsu Kanshan (two new 600 MW units), NOxOUT SNCR® technology at Jiangyin Ligang (four new 600 MW units) and Inner Mongolia (two new 600 MW units), and ULTRA technology on projects in Beijing (multiple projects on units of varying sizes including two district heating units), Zhejiang (four 1000 MW retrofit units), Shanxi (two new 660 MWunits) and Liaoning (two new 330 MW units). These projects have established Fuel Tech’s NOx control technologies as being acceptable for use in reducing NOx emissions and have resulted in additional contracts in China. The regulations established in support of the NOx standards defined as part of the Twelfth Five-Year Plan will offer potential business opportunities for Fuel Tech and its suite of NOx technologies.

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

•

Fuel Tech’s ULTRA™ process is designed to convert urea to ammonia safely and economically for use as a reagent in the SCR process for NOx reduction. Recent local objections in the ammonia permitting process have raised concerns regarding the safety of ammonia shipment and storage in quantities sufficient to supply SCR. In addition, the Department of Homeland Security has characterized anhydrous ammonia as a Toxic Inhalation Hazard commodity. This is contributing to new restrictions by rail carriers on the movement of anhydrous ammonia and to an escalation in associated rail transport and insurance rates. Overseas, new coal-fired power plants incorporating SCR systems are expected to be constructed at a rapid rate in China, and Fuel Tech’s ULTRA™ process is believed to be a market leader for the safe conversion of urea to ammonia just prior to injection into the flue gas duct, which is particularly important near densely populated cities, major waterways, harbors or islands, or where the transport of anhydrous or aqueous ammonia is a safety concern.

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

The key market dynamic for the APC product line is the continued use of coal as the principal fuel source for global electricity production. Coal currently accounts for approximately 42% of all U.S. electricity generation and roughly 79% of Chinese electricity generation. Major coal consumers include China, the United States and India.

Competition

Competition with Fuel Tech’s NOx reduction suite of products may be expected from companies supplying urea SNCR systems, combustion modification products, SCR systems and ammonia SNCR systems. In addition, Fuel Tech experiences competition in the urea-to-ammonia conversion market.

Combustion modifications, including Low NOx Burners and Over-Fire Air systems, can be fitted to most types of boilers with cost and effectiveness varying with specific boilers. Combustion modifications may yield up to 20% - 60% NOx reduction economically with capital costs ranging from $10 - $20/kW and total costs ranging from $300 - $1,500/ton of NOx removed. The modifications are designed to reduce the formation of NOx and are typically the first NOx reduction efforts employed. Companies such as Alstom, Babcock Power, Inc., The Babcock & Wilcox Burner Business, Combustion Components Associates, Inc., Foster Wheeler Corporation, and Siemens are active competitors in the Low NOx Burner business. Once NOx is formed, then the SCR process is an effective and proven method of control for removal of NOx up to 90%. SCR systems have a high capital cost of $300+/kW on retrofit coal applications. Such companies as Alstom, The Babcock & Wilcox Company, Hitachi, Foster Wheeler Corporation, Peerless Manufacturing Company, and Babcock Power, Inc., are active SCR system providers, or providers of the catalyst itself.

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

APC BACKLOG

Consolidated APC segment backlog at December 31, 2012 was approximately $46.7 million versus backlog at December 31, 2011 of $30.8 million. A substantial portion of the backlog as of December 31, 2012 is expected to be recognized as revenue in fiscal 2013, although the timing of such revenue recognition in 2013 is subject to the timing of the expenses incurred on existing projects.

FUEL CHEM

Product and Markets

The FUEL CHEM® technology segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, waste-to-energy, university and district heating markets. FUEL CHEM programs are currently in place on combustion units in North America and Europe, treating a wide variety of solid and liquid fuels, including coal, heavy oil, black liquor, biomass and municipal waste.

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

Competition

Competition for Fuel Tech’s FUEL CHEM product line includes chemicals sold by specialty chemical and combustion engineering companies, such as Ashland Inc., Environmental Energy Services, Inc., and GE Infrastructure. No substantive competition currently exists for Fuel Tech’s TIFI technology, which is designed primarily for slag control and SO3 abatement, but there can be no assurance that such lack of substantive competition will continue.

INTELLECTUAL PROPERTY

The majority of Fuel Tech’s products are protected by U.S. and non-U.S. patents. Fuel Tech owns 76 granted patents worldwide and 3 allowed utility model patents in China. Fuel Tech has 96 patent applications pending; including 12 in the United States, 81 pending in non-U.S. jurisdictions, and 3 utility model applications in China. These patents and applications cover some 36 inventions, 17 associated with the NOx reduction business, 9 associated with the FUEL CHEM business and 10 associated with non-commercialized technologies. Our patents have expiration dates ranging from April 12, 2013 to November 9, 2028. The average remaining duration of our patents is approximately eight years. Three invention patents in Taiwan are due to expire in 2013.

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

EMPLOYEES

At December 31, 2012, Fuel Tech had 184 employees, 147 in North America, 27 in China, 9 in Europe and 1 in Chile. Fuel Tech enjoys good relations with its employees and is not a party to any labor management agreement.

ITEM 1A – RISK FACTORS

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

Protection of Patents and Proprietary Rights

Fuel Tech holds licenses to or owns a number of patents for our products and processes. In addition, we also have numerous patents pending. There can be no assurance that pending patent applications will be granted or that outstanding patents will not be challenged or circumvented by competitors. Moreover, the absence of harmonized patent laws outside of the United States makes it more difficult to ensure consistent respect for our patent rights in emerging markets. Certain critical technology relating to our products is protected by trade secret laws and by confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that we will have adequate remedies against contractual counterparties for disclosure of our trade secrets or violations of Fuel Tech’s intellectual property rights. See Item 1 above under the caption “Intellectual Property.”

Foreign Operations

In 2007, we expanded our operations in China by establishing a wholly-owned subsidiary in Beijing. The Asia-Pacific region, particularly China, offers significant market opportunities for Fuel Tech as nations in this region look to establish regulatory policies for improving their environment and utilizing fossil fuels, especially coal, efficiently and effectively. In 2012, we expanded our operations in Latin America by establishing a wholly-owned subsidiary in Chile. The future business opportunities in these markets are dependent on the continued implementation of regulatory policies that will benefit our technologies, the acceptance of Fuel Tech’s engineering solutions in such markets, the ability of potential customers to utilize Fuel Tech’s technologies on a cost-effective basis, and our ability to protect and enforce our intellectual property rights.

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

Customer Concentration

A small number of customers have historically accounted for a material portion of Fuel Tech’s revenues. There can be no assurance that Fuel Tech’s current customers will continue to place orders, that orders by existing customers will continue at the levels of previous periods, or that Fuel Tech will be able to obtain orders from new customers. The loss of one or more of our customers could have a material adverse effect on our sales and operating results.

Domestic Credit Facility

Fuel Tech is party to a $15 million domestic revolving credit agreement with JPMorgan Chase Bank, N.A. As of December 31, 2012, there were no outstanding borrowings on this facility and Fuel Tech was in compliance with all financial covenants contained in the agreement. In addition, Beijing Fuel Tech Environmental Technologies Company, Ltd. has a RMB $35 million (approximately $5.5 million) revolving credit facility with JPMorgan Chase Bank (China) Company Limited. As of December 31, 2012, there were no outstanding borrowings on this facility. In the event of any default on the part of Fuel Tech or Beijing Fuel Tech under either of these agreements, the lender is entitled to accelerate payment of any amounts outstanding and may, under certain circumstances, cancel the facilities. If the Company were unable to obtain a waiver for a breach of covenant and the lender accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to significantly deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

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

•

The Beijing, China building lease term, for approximately 5,800 square feet, runs from September 1, 2012 to August 31, 2013. This facility serves as the operating headquarters for our Beijing Fuel Tech operation. Fuel Tech has the option to extend the lease term at a market rate to be agreed upon between Fuel Tech and the lessor.

•	The Durham, North Carolina building lease term, for approximately 16,000 square feet, runs from November 1, 2005 to April 30, 2014. Fuel Tech has no option to extend the lease.

•	The Gallarate, Italy building lease term, for approximately 1,300 square feet, runs from July 1, 2005 to April 30, 2013. Fuel Tech has no option to extend this lease.

ITEM 3 – LEGAL PROCEEDINGS

We are from time to time involved in litigation incidental to our business. We are not currently involved in any litigation in which we believe an adverse outcome would have a material effect on our business, financial conditions, results of operations, or prospects.

In 2011, Fuel Tech filed a series of civil actions in the Second People’s Intermediate Court of Beijing against Liu Minghui, Zhu Limin and related parties who formerly worked with or for Fuel Tech (collectively, the Defendants.) As a result of one of the civil actions, Fuel Tech was granted ownership of a Chinese patent filed in China by certain of the Defendants pertaining to air pollution control technologies. In a related action filed by certain of the Defendants before the Chinese Patent Review Board, two separate China patents held by Fuel Tech for use in China relating to its ULTRA™ product line were invalidated. All of the above referenced actions have concluded.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market

Fuel Tech’s Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc. The trading symbol is FTEK.

Prices

The table below sets forth the high and low sales prices during each calendar quarter since January 2011.

2012	High	Low
Fourth Quarter	$4.38	$3.49
Third Quarter	5.51	4.16
Second Quarter	5.57	3.49
First Quarter	6.76	5.25

2011	High	Low
Fourth Quarter	$7.01	$4.70
Third Quarter	7.46	3.77
Second Quarter	9.00	5.78
First Quarter	11.20	7.04

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

Share Repurchase Program

In August 2011, Fuel Tech’s Board of Directors authorized the repurchase of up to $6 million of its outstanding common shares through December 31, 2012. This initial program was completed in the quarter ended March 31, 2012. In May 2012, the Board of Directors authorized a second repurchase program allowing the Company to repurchase up to an additional $6 million of its outstanding common shares through June 30, 2013 and this repurchase program was completed in September 2012. The share repurchase programs were funded through the Company’s existing cash on hand. Purchases made pursuant to the programs were made in the open market. The timing, manner, price and amount of all repurchases were determined by the Company in its discretion, subject to economic and market conditions, stock price, applicable legal requirements, and other factors.

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

Holders

Based on information from the Company’s Transfer Agent and from banks and brokers, the Company estimates that, as of February 11, 2013, there were approximately 11,400 beneficial holders and 222 registered stockholders of Fuel Tech’s Common Shares.

Transfer Agent

The Transfer Agent and Registrar for the Common Shares is Computershare Shareowner Services LLP, 480 Washington Boulevard, Jersey City, New Jersey 07310-1900.

Performance Graph

The following line graph compares Fuel Tech’s total return to stockholders per share of Common Stock for the five years ended December 31, 2012 to that of the NASDAQ Composite Index and the WilderHill Progressive Energy Index for the period December 31, 2007 through December 30, 2012.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in Fuel Tech’s definitive Proxy Statement related to the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.

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

The identities of the Fuel Tech directors and other information concerning the directors and executive officers of Fuel Tech and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation Committee,” “Nominating and Corporate Governance Committee,” “Financial Experts,” “Corporate Governance” and “General” in Fuel Tech’s Proxy Statement related to its 2013 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Information required by this Item will be set forth under the caption “Executive Compensation” in the definitive Proxy Statement and is incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2012, under which the securities of Fuel Tech were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,666,024	$11.38	430,079

(1)	Includes Common Shares of Fuel Tech authorized for awards under Fuel Tech’s Incentive Plan, as amended on June 3, 2004.

In addition to the above, Fuel Tech has a Deferred Compensation Plan for directors under which 100,000 Common Shares of Fuel Tech stock have been reserved for issuance as a form of deferred compensation with respect to directors fees elected to be deferred. At December 31, 2012, 39,366 Common Shares have been earned as future stock units to be granted on a one to one basis in Common Shares at the election of the participating Director.

Further information required by this Item will be set forth under the caption “Principal Stockholders and Stock Ownership of Management” in the definitive Proxy Statement and is incorporated by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement and is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be set forth under the caption “Approval of Appointment of Auditors” in the definitive Proxy Statement and is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/05/06

3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/05/06

3.3	By-Laws of Fuel Tech, Inc.		8-K		3.3	10/05/06

4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	09/30/09	4.1	11/04/09

4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	09/30/09	4.2	11/04/09

4.3	Instrument Constituting US $6,000 Nil Coupon Non- Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	09/30/09	4.3	11/04/09

4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/02/06

4.5*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/06	4.6	03/06/07

4.6*	Fuel Tech, Inc. Form of Non-Qualified Stock Option Agreement		10-K	12/31/06	4.7	03/06/07

4.7*	Fuel Tech, Inc. Form of Incentive Stock Option Agreement		10-K	12/31/06	4.8	03/06/07

4.8*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement		10-K	12/31/10	4.8	03/09/11

4.9*	Fuel Tech, Inc. Form of Revised Restricted Stock Unit Agreement		10-K	12/31/11	4.9	03/05/12

4.10*	Fuel Tech, Inc. Form of 2011 Executive Performance RSU Award Agreement		8-K		10.1	03/28/11

10.1**	License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.		10-K	12/31/99	3.28	03/30/00

10.2**	Amendment No. 1, dated February 28, 2000, to License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.		10-K	12/31/99	3.29	03/30/00

10.3	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.		8-K		99.1	02/07/07

10.4**	Restated Supply Agreement, dated March 4, 2009, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, LLC.		10-K	12/31/08	10.7	03/05/09

10.5	Asset Purchase Agreement, dated December 5, 2008, among Fuel Tech, Inc., Advanced Combustion Technology, Inc., Peter D. Marx, Robert W. Pickering and Charles E. Trippel.	10-K	12/31/08	10.8	03/05/09

10.6*	Employment Agreement, dated February 1, 1998, between Stephen P. Brady and Fuel Tech, Inc.	10-Q	09/30/09	10.2	11/04/09

10.7*	Employment Agreement, dated 10/31/1998, between William E. Cummings, Jr. and Fuel Tech, Inc.	10-K	12/31/09	10.10	03/04/10

10.8	Credit Agreement, dated as of June 30, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	09/30/09	10.5	11/04/09

10.9	First Amendment to Credit Agreement, dated as of October 5, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	09/30/09	10.6	11/04/09

10.10	Second Amendment to Credit Agreement, dated as of November 4, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	09/30/09	10.7	11/04/09

10.11	Third Amendment to Credit Agreement, dated as of June 30, 2011, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	06/30/11	4.1	08/08/11

10.12	Sublease Agreement, dated December 9, 2009, between Fuel Tech, Inc. and American Bailey Corporation	10-K	12/31/09	10.14	03/04/10

10.13*	2011 Executive Officer Incentive Plan of Fuel Tech, Inc.	10-K	12/31/10	10.15	03/09/11

10.14*	2012 Executive Officer Incentive Plan of Fuel Tech, Inc.	10-Q	03/31/12	4.2	05/08/12

10.15*	Fuel Tech, Inc. 2011 FUEL CHEM® Officer Commission Plan	10-K	12/31/10	10.16	03/09/11

10.16*	Fuel Tech, Inc. 2012 FUEL CHEM® Officer Commission Plan	10-K	12/31/11	10.15	03.05.12

10.17*	Fuel Tech, Inc. 2011 APC Officer and GSM Commission Plan	10-K	12/31/10	10.17	03/09/11

10.18*	Fuel Tech, Inc. 2012 APC Officer and GSM Commission Plan	10-K	12/31/11	10.17	03/05/12

10.19*	Employment Agreement, dated August 2, 2010, between David S. Collins and Fuel Tech, Inc.	10-Q	06/30/10	10.1	08/09/10

10.20*	Employment Agreement, dated April 1, 2010, between Douglas G. Bailey and Fuel Tech, Inc.	10-K	12/31/10	10.19	03/09/11

10.21*	Employment Agreement, dated August 31, 2009, between Robert E. Puissant and Fuel Tech, Inc.	10-K	12/31/10	10.20	03/09/11

10.22*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.	10-K	12/31/11	10.21	03/05/12

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 18, 2013	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2013	By:	/s/ David S. Collins
David S. Collins
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.

Date: March 18, 2013

Signature	Title

/s/ Douglas G. Bailey Douglas G. Bailey	Chairman and Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Miguel Espinosa Miguel Espinosa	Director

/s/ W. Grant Gregory W. Grant Gregory	Director

/s/ Charles W. Grinnell Charles W. Grinnell	Director

/s/ Thomas L. Jones Thomas L. Jones	Director

/s/ George F. MacCormack George F. MacCormack	Director

/s/ Thomas S. Shaw, Jr. Thomas S. Shaw, Jr.	Director

/s/ Delbert L. Williamson Delbert L. Williamson	Director

/s/ David S. Collins David S. Collins	Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)