Form 10-K/A
period 2012-12-31
FUEL TECH, INC.
filed 2013-04-01
CIK 846913

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2012 was approximately $100,062,000 based on the closing stock price as reported on the NASDAQ Stock Exchange.

Indicate number of shares outstanding of each of the registered classes of Common Stock at April 1, 2013: 22,102,549 shares of Common Stock, $0.01 par value.

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the annual meeting of stockholders to be held in 2013 are incorporated by reference in Parts II, III, and IV hereof.

TABLE OF DEFINED TERMS

Term	Definition

ABC	American Bailey Corporation

AIG	Ammonia Injection Grid

ASCR™	A trademark used to describe Fuel Tech’s Advanced Selective Catalytic Reduction process

CAAA	Clean Air Act Amendments of 1990

CAIR	Clean Air Interstate Rule

CAVR	Clean Air Visibility Rule

CFD	Computational Fluid Dynamics

Common Shares	Shares of the Common Stock of Fuel Tech

Common Stock	Common Stock of Fuel Tech

EPA	The U.S. Environmental Protection Agency

FGC	Flue Gas Conditioning

FUEL CHEM®	A trademark used to describe Fuel Tech’s fuel and flue gas treatment processes, including its TIFI® Targeted In-Furnace Injection™ technology to control slagging, fouling, corrosion and a variety of sulfur trioxide-related issues

GSG™	Graduated Straightening Grid

HERT™ High Energy Reagent Technology™	A trademark used to describe a Fuel Tech Selective Non-Catalytic Reduction Process

Loan Notes	Nil-coupon, non-redeemable convertible unsecured loan notes of Fuel Tech

NOx	Oxides of nitrogen

NOxOUT®	A trademark used to describe Fuel Tech’s Selective Non-Catalytic Reduction process for the reduction of NOx

NOxOUT-SCR®	A trademark used to describe Fuel Tech’s direct injection of urea as a catalyst reagent

NOxOUT CASCADE®	A trademark used to describe Fuel Tech’s combination of Selective Non-Catalytic Reduction and Selective Catalytic Reduction

SCR	Selective Catalytic Reduction

SIP Call	State Implementation Plan Regulation

SNCR	Selective Non-Catalytic Reduction

TCI® Targeted Corrosion Inhibition™	A trademark used to describe the FUEL CHEM program designed for high-temperature slag and corrosion control, principally in waste-to-energy boilers

TIFI® Targeted In-Furnace Injection™	A trademark used to describe Fuel Tech’s proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program

ULTRA™	A trademark used to describe Fuel Tech’s process for generating ammonia for use as a Selective Catalytic Reduction reagent

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the 2012 Form 10-K/A) is being filed by the Company to include audited financial statements for the year ended December 31, 2012, as well as the other information previously omitted, as described below, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the SEC) on March 18, 2012 (the Original 2012 Form 10-K). For the convenience of the reader, this Form 10-K/A sets forth the Original 2012 Form 10-K in its entirety, as amended by, and to reflect, the inclusion of the Omitted Information.

The Original 2012 Form 10-K omitted the Company’s audited financial statements for the year ended December 31, 2012 (the “2012 Audit”) and related information, including “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risks,” “Item 8. Financial Statements and Supplementary Data,” “Item 9A. Controls and Procedures,” “Exhibit 21,” “Exhibit 23.1” and complete certifications on “Exhibit 31.1,” “Exhibit 31.2,” and “Exhibit 32” (collectively, such items and exhibits, the “Omitted Information”).

As previously disclosed in the Original 2012 Form 10-K and the Company’s Report on Form 12b-25 filed with the SEC on March 18, 2013, the Company’s independent registered public accounting firm, McGladrey LLP (“McGladrey”), advised the Company’s Audit Committee that it had identified a matter that raised questions in relation to the SEC’s auditor independence rules. Specifically, an entity associated with McGladrey provided certain bookkeeping and payroll processing services to the Company’s subsidiary in China which were not consistent with the auditor independence rules. The services were provided in 2010 and 2011 and in the first quarter of 2012; the fees for the services were insignificant. McGladrey noted for the Audit Committee that during each of these periods, its audit engagement team was not aware of the services being provided to the Company’s subsidiary in China. McGladrey advised the Audit Committee that it believes that this matter did not compromise or impair its integrity or objectivity with respect to conducting its audits and issuing reports on the Company’s consolidated financial statements, and the Audit Committee upon careful evaluation agreed with these conclusions. As an additional measure taken in response to the matter described above, the Audit Committee engaged another independent accounting firm to perform an audit of the Company’s subsidiary in China for the year ended December 31, 2012. This firm has completed its audit and has provided the results of its audit work to McGladrey, and McGladrey has issued its report on the Company’s consolidated financial statements for the 2012 Audit.

This Form 10-K/A has been signed as of the date of this Form 10-K/A and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of the date of this Form 10-K/A.

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

The SIP Call was the subject of litigation, but an appellate court of the U.S. District Court of Appeals for the District of Columbia Circuit upheld the validity of this regulation. The D.C. Circuit Court’s ruling was later affirmed by the U.S. Supreme Court in 2001 when, in a unanimous decision, the Supreme Court upheld EPA’s authority to revise the National Ambient Air Quality Standard for ozone to 0.080 parts per million averaged through an eight-hour period from the then current 0.120 parts per million for a one-hour period. This more stringent standard provided clarity and impetus for air pollution control efforts well beyond the then current ozone attainment requirement. In keeping with this trend, the Supreme Court, only days later, denied industry’s attempt to stay the SIP Call, effectively exhausting all means of appeal. The ozone standard is currently 0.075 parts per million averaged over an eight-hour period, a level established in May 2008. EPA is planning to propose an updated ozone standard in December 2013, with a final rule scheduled for mid-2014.

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

CSAPR: As a replacement for CAIR, EPA issued the Cross State Air Pollution Rule (CSAPR) in July 2011. CSAPR included more stringent NOx regulations affecting 27 states, with compliance for the first phase in 2012, with additional reductions required in the second phase by 2014. Under CSAPR, state emission caps were designated to mitigate the emission impact on downwind states by controlling emissions from upwind states. If sources within a state caused the state to exceed its assurance limit, severe penalties including a two-for-one reduction based on each source’s contribution percentage of the state overage would be applied. A stay on CSAPR was ordered by the D.C. Circuit Court on December 30, 2011, pending resolution of litigation filed by a number of states and companies with combustion sources. The D.C. Circuit Court vacated CSAPR on August 21, 2012. The decision identified issues with EPA procedures and authority of certain CSAPR provisions which were not consistent with the Clean Air Act. On October 5, 2012, EPA filed for an en banc review of CSAPR by the full DC Circuit Court, which was rejected on January 24, 2013. As a result of the demise of CSAPR, CAIR was once again re-instated.

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

Sales of the NOx reduction technologies were $62.4 million, $50.9 million, and $40.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOx Reduction Competition

Competition with Fuel Tech’s NOx reduction suite of products may be expected from companies supplying urea SNCR systems, combustion modification products, SCR systems and ammonia SNCR systems. In addition, Fuel Tech experiences competition in the urea-to-ammonia conversion market.

Combustion modifications, including Low NOx Burners and Over-Fire Air systems, can be fitted to most types of boilers with cost and effectiveness varying with specific boilers. Combustion modifications may yield up to 20% - 60% NOx reduction economically with capital costs ranging from $10 - $20/kW and total costs ranging from $300 - $1,500/ton of NOx removed. The modifications are designed to reduce the formation of NOx and are typically the first NOx reduction efforts employed. Companies such as Alstom, Babcock Power, Inc., The Babcock & Wilcox Burner Business, Combustion Components Associates, Inc., Foster Wheeler Corporation, and Siemens are active competitors in the Low NOx Burner business. Once NOx is formed, then the SCR process is an effective and proven method of control for removal of NOx up to 90%. SCR systems have a high capital cost of $300+/kW on retrofit coal applications. Such companies as Alstom, Babcock Power, The Babcock & Wilcox Company, Foster Wheeler Corporation, Peerless Manufacturing Company, and Hitachi, are active SCR system providers, or providers of the catalyst itself.

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

APC BACKLOG

Consolidated APC segment backlog at December 31, 2012 was $46.7 million versus backlog at December 31, 2011 of $30.8 million. A substantial portion of the backlog as of December 31, 2012 should be recognized as revenue in fiscal 2013, although the timing of such revenue recognition in 2013 is subject to the timing of the expenses incurred on existing projects.

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

A potentially large fuel treatment market exists in Mexico, where high-sulfur, low-grade fuel oil containing vanadium and nickel is a major source for electricity production and refinery steam production. The presence of these metallic constituents and high sulfur promotes slag build-up and high and low temperature corrosion of combustion units, and releases acid gas emissions from the stack. Fuel Tech has successfully treated such units with its TIFI and in-fuel technologies. To capitalize on this market opportunity, the Company has a license implementation agreement that expires in 2015 with options for renewal with a Mexican company to implement our TIFI program for utility and industrial end user customers in Mexico. Since 2011, our TIFI program has been in continuous use on three boilers located at a power plant in Mexico (110 MW generating capacity). In addition, we have installed TIFI equipment on three boilers at a separate power plant (610 MW) in connection with the implementation agreement. The first of these units has successfully undergone an initial test in 2011.

Sales of the FUEL CHEM products were $35.2 million, $42.7 million, and $40.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Competition

Competition for Fuel Tech’s FUEL CHEM product line includes chemicals sold by specialty chemical and combustion engineering companies, such as Ashland Inc., Environmental Energy Services, Inc., and GE Infrastructure. No technologically comparable substantive competition currently exists for Fuel Tech’s TIFI technology, which is designed primarily for slag control and SO3 abatement, but there can be no assurance that such lack of substantive competition will continue.

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

ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2012. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2012, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and the schedules thereto. As a result of the acquisitions of substantially all of the assets of Advanced Combustion Technology, Inc. in the first quarter of 2009, and Tackticks, LLC and FlowTack, LLC in the fourth quarter of 2008, the Company’s condensed consolidated results for the periods presented are not directly comparable.

	For the years ended December 31
CONSOLIDATED STATEMENT of OPERATIONS DATA	2012	2011	2010	2009	2008
(in thousands of dollars, except for share and per-share data)
Revenues	$97,644	$93,668	$81,795	$71,397	$81,074
Cost of sales	56,899	49,857	46,821	42,444	44,345
Selling, general and administrative and other costs and expenses	35,545	34,162	31,037	32,034	30,502
Operating income (loss)	5,200	9,649	3,937	(3,081)	6,227
Net income (loss)	2,776	6,148	1,753	(2,306)	3,360

Basic income (loss) per common share	$0.12	$0.26	$0.07	$(0.10)	$0.14
Diluted income (loss) per common share	$0.12	$0.25	$0.07	$(0.10)	$0.14
Weighted-average basic shares outstanding	22,709,000	24,095,000	24,213,000	24,148,000	23,608,000
Weighted-average diluted shares outstanding	23,535,000	24,633,000	24,405,000	24,148,000	24,590,000

	December 31
CONSOLIDATED BALANCE SHEET DATA	2012	2011	2010	2009	2008
(in thousands of dollars)

Working capital	$38,918	$43,626	$36,645	$30,578	$43,956
Total assets	105,897	112,990	103,203	92,262	88,631
Long-term obligations	715	1,347	1,482	2,196	1,389
Total liabilities	21,661	23,977	19,293	14,040	15,056
Stockholders’ equity (1)	84,236	89,013	83,910	78,222	73,575

Notes:

(1)	Stockholders’ equity includes the principal amount of nil coupon non-redeemable perpetual loan notes. See Note 6 to the consolidated financial statements.

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

Air Pollution Control Technologies

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low and Ultra Low NOx Burners (LNB and ULNB), OFA systems, NOxOUT and HERT SNCR systems, and ASCR systems. The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, AIG, and GSG systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The NOxOUT CASCADE and NOxOUT-SCR processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA technology creates ammonia at a plant site using safe urea for use with any SCR application. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions. Fuel Tech distributes its products through its direct sales force and agents.

FUEL CHEM Technologies

The FUEL CHEM technology segment, which uses chemical processes in combination with advanced CFD and CKM boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the furnace using TIFI Targeted In-Furnace Injection technology. Fuel Tech sells its FUEL CHEM program through its direct sales force and agents to industrial and utility power-generation facilities. FUEL CHEM programs have been installed on combustion units in North America, Europe, China, and India, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste. The FUEL CHEM program improves the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, waste-to-energy, university and district heating markets and offers numerous operational, financial and environmental benefits to owners of boilers, furnaces and other combustion units.

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

Fuel Tech uses the percentage of completion method of accounting for equipment construction, equipment supply and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of December 31, 2012, Fuel Tech had two construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $57 was recorded in other accrued liabilities on the consolidated balance sheets. As of December 31, 2011, Fuel Tech had one construction contract in progress that was identified as a loss contract and a provision for losses in the amount of $201 was recorded in other accrued liabilities on the consolidated balance sheets.

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

Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At December 31, 2012 and December 31, 2011, unbilled receivables were approximately $15,661 and $11,334, respectively, and are included in accounts receivable on the consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,777 and $3,895 at December 31, 2012 and December 31, 2011, respectively, and are included in other accrued liabilities on the consolidated balance sheet.

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

Assessment of Potential Impairments of Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but rather are reviewed annually (in the fourth quarter) or more frequently if indicators arise, for impairment. The Company does not have any indefinite-lived intangible assets other than goodwill. Such indicators include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a decrease in our market capitalization to an amount less than the carrying value of our assets, or slower growth rates, among others.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM segment and the APC technology segment. As of December 31, 2012 and 2011, goodwill allocated to the FUEL CHEM technology segment was $1,723 and goodwill allocated to the APC technology segment was $19,328.

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

In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill, which would involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair values assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations and stockholders’ equity.

Based upon the nature of the goodwill recorded on the balance sheets as of December 31, 2012 and 2011, the Company believes that, in order for an impairment to occur, our actual revenue growth and associated operating margins in future periods would need to differ materially from the projected revenue growth and margin estimates included in our current cash flow forecasts, particularly as it relates to the APC reporting unit. In addition, other economic events may be indicators of impairment, such as suppressed consolidated revenues, a reduction in our market capitalization to an amount that is lower than our current enterprise value, reduced overall cash flows, or declining APC order backlog. Management does not believe that any of these events have resulted in any indications of asset impairment as it pertains to Fuel Tech’s business.

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

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. In addition, in December 2011, the FASB issued an amendment to this accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. This guidance was effective as of the beginning of our 2012 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three-year period ending December 31, 2012 as two separate but consecutive statements. We will continue to monitor the FASB’s activities related to the deferral of the presentation and disclosure of reclassification adjustments from other comprehensive income to net income, but it will only affect our financial statement presentation and will have no impact to our consolidated financial results.

In May 2011, the FASB issued guidance titled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard” (IFRS), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s concurrently issued IFRS 13, Fair Value Measurement. This accounting guidance does not modify the requirements for when fair value measurements apply; rather, it generally provides clarifications on how to measure and disclose fair value under the Accounting Standards Codification 820, Fair Value Measurement. The amendments in this accounting guidance are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. We adopted the provisions of this amendment on January 1, 2012 and it did not have a material impact on our financial statements.

In July 2012, the FASB issued changes to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes issued in September 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. These changes become effective for Fuel Tech for any indefinite-lived intangible asset impairment test performed on January 1, 2013 or later, although early adoption is permitted. Management has determined these changes will not have an impact on the Consolidated Financial Statements.

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes become effective for Fuel Tech on January 1, 2013. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

2012 versus 2011

Revenues for the years ended December 31, 2012 and 2011 were $97,644 and $93,668, respectively. The year-over-year increase of $3,976, or 4%, was predominantly driven by increased revenue in the APC technology segment, offset by reduced revenues in the FUEL CHEM segment. International revenues for the years ended December 31, 2012 and 2011 were $27,219 and $17,591, respectively, or 28% and 19% of consolidated revenues. The increase in our foreign revenues of $9,628, or 55%, is primarily attributable to continued growth in our China operations as well as a large new project based in Chile.

Revenues for the APC technology segment were $62,441 for the year ended December 31, 2012, an increase of $11,511, or 23%, versus fiscal 2011. This increase is predominantly attributed to increased orders for APC products primarily in foreign markets and the timing and recognition of work in progress on those APC orders. The Company expects demand for its APC products to remain strong based on new and existing air pollution control regulations around the world, particularly in China. Backlog for the years ended December 31, 2012 and 2011 was $46.7 million and $30.8 million, respectively.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2012 were $35,203, a decrease of $7,535, or 18% versus fiscal 2011. The decrease is due to decreased sales volume at existing customer accounts in part due to the lower demands for electricity and fuel switching by customers to take advantage of low natural gas prices. These factors led to coal combustion units operating at less than full capacity which resulted in a corresponding decrease in our overall year-to-date revenue. Another factor contributing to the decrease in overall year-to-year revenues for 2012 was a non-recurring sale of installation-related work totaling $1.3 million that occurred in 2011.

Cost of sales for the years ended December 31, 2012 and 2011 were $56,899 and $49,857, respectively. Cost of sales as a percentage of revenues for the years ended December 31, 2012 and 2011 were 58% and 53%, respectively. Cost of sales as a percentage of revenue for the APC technology segment increased to 64% in 2012 from 56% in 2011. The increase is attributed to an increase in lower margin international projects. Cost of sales as a percentage of revenue for the FUEL CHEM technology segment decreased to 48% in 2012 from 50% in 2011 due in part to a non-recurring sale of lower margin installation work recognized in the first two quarters of 2011, which diluted the margin percentage for that year-to-year period.

Selling, general and administrative expenses for the years ended December 31, 2012 and 2011 were $32,682 and $33,446, respectively. The decrease of $764, or 2%, is primarily attributed to the following:

•	A decrease in stock compensation expense of $1,504.

•

Internal commissions and bonuses decreased $1,432 as a result of decreased profits in both of the product segments. A decrease in the 2011 contingent gain in the amount of $758 related to the earn-out for the ACT acquisition

•	A decrease in legal expenses of $340.

•	An increase of costs associated with our international operations of $1,215 due mainly to increased personnel and business expansion of our China subsidiary.

•	An increase in salaries and wages and other employee related expenses of $752 as a result of an increase of headcount from 168 to 184.

Research and development (“R&D”) expenses were $2,863 and $1,474 for the years ended December 31, 2012 and 2011, respectively. The increase in R&D expenditures is aligned with the Company’s increased emphasis on investing in new product design and innovation for our product lines. Fuel Tech has maintained its focused approach in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities domestically and abroad.

Interest income for the year ended December 31, 2012 increased by $43 to $78 versus 2011 predominantly due to an increase in the average return on the Company’s interest-bearing accounts in which the cash is invested. Interest expense of $93 was recorded in 2012 on the debt incurred to start-up activities at Fuel Tech’s office in Beijing, China, compared to $148 in the prior year. Finally, the decrease in other expense is due primarily to the impact of foreign exchange rates as it relates to settlement of balances denominated in foreign currencies.

For the year ended December 31, 2012, Fuel Tech recorded income tax expense of $2,302 on the Company’s pre-tax income of $5,078. Our effective tax rate of 45.3% exceeded the federal statutory rate of 34% as a result of increases from state taxes, the effect of our permanent items, the effect of income tax rate differences between the U.S and China, and losses from our Italian subsidiary for which we were not able to record a tax benefit as a result of the valuation allowance placed on that entity’s net operating losses. These increases were offset by reductions in our reserves for uncertain tax positions related to research credits taken on our tax returns during 2008 through 2010. These reductions were the result of a lapse in the statute of limitations for the 2008 year and the settlement of our IRS audit examinations for the 2009 and 2010 tax years. For the year end December 31, 2011, Fuel Tech recorded an income tax expense of $3,109 on the Company’s pre-tax income of $9,257.

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

Liquidity and Sources of Capital

At December 31, 2012, Fuel Tech had cash and cash equivalents of $24,453 and working capital of $38,918 versus cash and cash equivalents of $28,229 and working capital of $43,626 at December 31, 2011. Operating activities provided $8,667 of cash for the year ended December 31, 2012, primarily due to the add back of non-cash items from our net income of $2,776 including stock compensation expense of $1,306, depreciation and amortization of $3,089, as well as an increase in accounts payable of $2,327 due to the timing of vendor invoices and related payments and a decrease in our accounts receivable balance of $4,248 due to the timing of cash collections. Partially offsetting these items were subtractions of non-cash items from our net income including an increase in our deferred income tax provision of $458, as well as an increase in our inventory, prepaid expenses, and other current assets of $2,009, and a decrease in accrued liabilities and other noncurrent liabilities of $2,579.

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

Investing activities used cash of $2,534 and $2,406 for the years ended December 31, 2012 and 2011, respectively, related to the purchases of equipment and patents to support the operations of our business.

Financing activities used cash of $9,115 for the year ended December 31, 2012 related primarily to the repayment of our debt in China of $1,187 and for payments to repurchase our common stock in the amount of $7,889. The Company used cash from financing activities for the year ended December 31, 2011 of $4,820 related primarily to payments made on our debt in China in the amount of $1,162 and for payments to repurchase our common stock in the amount of $4,111.

On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of December 31, 2012 and 2011, there were no outstanding borrowings on the amended credit facilities.

The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At December 31, 2012, the Company was in compliance with all financial covenants specified by the Facility.

At December 31, 2012 and 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $7,432 and $1,374, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2012 and 2011, there were no cash borrowings under the domestic revolving credit facility and approximately $7,568 and $13,626, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 29, 2012, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,541), which expires on June 30, 2013. This new credit facility replaced the previous RMB 35 million facility that expired on June 28, 2012. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2012 and 2011, Beijing Fuel Tech had borrowings outstanding in the amount of $ 0 and $1,181, respectively. These borrowings were subject to interest rates of approximately 7.0% and 7.6% at December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012 and 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $1,112 and $750, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2012 and 2011, approximately $4,429 and $3,580 was available for future borrowings.

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

Interest payments in the amount of $93 and $148 were made during the years ended December 31, 2012 and 2011, respectively.

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

Payments due by period in thousands of dollars

Contractual Cash Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Operating lease obligations	2,426	629	637	580	580

Total	$2,426	$629	$637	$580	$580

Interest payments in the amount of $93, $148, and $143 were made during the years ended December 31, 2012, 2011 and 2010, respectively.

Fuel Tech, in the normal course of business, uses bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

•	in support of the warranty period defined in the contract; or

•	in support of the system performance criteria that are defined in the contract.

In addition, Fuel Tech uses bank performance guarantees with standby letters of credit and performance surety bonds as security for contract performance and other obligations as needed in the normal course of business. As of December 31, 2012, Fuel Tech had outstanding bank performance obligations that may or may not result in cash obligations as follows:

Commitment expiration by period in thousands of dollars

Commercial Commitments	Total	2013	2014-2015	2016-2017	Thereafter
Standby letters of credit and bank guarantees	$8,544	$5,388	$2,434	$722	$—
Performance Surety Bonds	$—	$—	$—	$—	$—

Total	$8,544	$5,388	$2,434	$722	$—

Off-Balance-Sheet Transactions

There were no other off-balance-sheet transactions other than the obligations and commitments listed above during the three-year period ended December 31, 2012.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

Fuel Tech is also exposed to changes in interest rates primarily due to its debt arrangement (refer to Note 9 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2013.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fuel Tech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited Fuel Tech, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Fuel Tech, Inc. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuel Tech, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Fuel Tech, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey LLP

Schaumburg, Illinois
April 1, 2013

Fuel Tech, Inc.

Consolidated Balance Sheets

(in thousands of dollars, except share and per-share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$24,453	$28,229
Marketable securities	44	57
Accounts receivable, net of allowance for doubtful accounts of $460 and $430, respectively	30,169	34,346
Inventories	513	311
Prepaid expenses and other current assets	3,956	2,026
Income taxes receivable	156	1,124
Deferred income taxes	573	163

Total current assets	59,864	66,256

Property and equipment, net of accumulated depreciation of $19,421 and $18,239, respectively	13,749	13,625
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $4,270 and $3,385, respectively	4,838	5,442
Deferred income taxes	3,688	3,798
Other assets	2,707	2,818

Total assets	$105,897	$112,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,181
Accounts payable	12,828	10,476
Accrued liabilities:
Employee compensation	3,175	4,902
Other accrued liabilities	4,943	6,071

Total current liabilities	20,946	22,630

Other liabilities	715	1,347

Total liabilities	21,661	23,977

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 22,111,675 and 23,644,301 shares issued, and 22,102,549 and 23,644,301 outstanding in 2012 and 2011, respectively	221	237
Additional paid-in capital	133,498	132,350
Accumulated deficit	(49,128)	(44,031)
Accumulated other comprehensive (loss) income	(392)	381
Nil coupon perpetual loan notes	76	76
Treasury stock, 9,126 and 0 shares in 2012 and 2011, respectively, at cost	(39)	—

Total stockholders’ equity	84,236	89,013

Total liabilities and stockholders’ equity	$105,897	$112,990

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Operations

(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2012	2011	2010

Revenues	$97,644	$93,668	$81,795

Costs and expenses:
Cost of sales	56,899	49,857	46,821
Selling, general and administrative	32,682	33,446	30,857
Gain on revaluation of ACT liability	—	(758)	(768)
Research and development	2,863	1,474	948

	92,444	84,019	77,858

Operating income	5,200	9,649	3,937

Interest expense	(93)	(148)	(143)
Interest income	78	35	11
Other expense	(107)	(279)	(119)

Income before taxes	5,078	9,257	3,686
Income tax expense	(2,302)	(3,109)	(1,933)

Net income	$2,776	$6,148	$1,753

Net income per common share:
Basic	$0.12	$0.26	$0.07
Diluted	$0.12	$0.25	$0.07

Weighted-average number of common shares outstanding:
Basic	22,709,000	24,095,000	24,213,000
Diluted	23,535,000	24,633,000	24,405,000

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Comprehensive Income

(in thousands of dollars, as appropriate)

	For the years ended December 31,
	2012	2011	2010

Net income	$2,776	$6,148	$1,753
Other comprehensive income (loss):
Foreign currency translation adjustments	(765)	103	(26)
Unrealized (losses)/gains from marketable securities, net of tax	(8)	35	—

Total other comprehensive (loss) income	(773)	138	(26)

Comprehensive income	$2,003	$6,286	$1,727

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Nil Coupon Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Loan Notes	Stock	Total
Balance at December 31, 2009	24,212	$242	$125,458	$(47,828)	$269	$81	$—	$78,222

Net loss				1,753				1,753
Foreign currency translation adjustments					(26)			(26)

Exercise of stock options	1	—	10					10
Repurchase of nil coupon perpetual loan notes						(5)		(5)
Tax benefit from stock compensation expense			—					—
Stock compensation expense			4,274					4,274
Tax effect of expired vested options			(318)					(318)

Balance at December 31, 2010	24,213	$242	$129,424	$(46,075)	$243	$76	$—	$83,910

Net income				6,148				6,148
Foreign currency translation adjustments					103			103
Unrealized gain on marketable securities, net of tax					35			35

Exercise of stock options	81	1	375					376
Tax benefit from stock compensation expense			77					77
Stock compensation expense			2,810					2,810
Issuance of deferred shares of stock	51	1	(1)					—
Tax effect of expired vested options			(335)					(335)
Repurchases and retirement of common shares	(701)	(7)		(4,104)				(4,111)

Balance at December 31, 2011	23,644	$237	$132,350	$(44,031)	$381	$76	$—	$89,013

Net income				2,776				2,776
Foreign currency translation adjustments					(765)			(765)
Unrealized loss on marketable securities, net of tax					(8)			(8)

Stock compensation expense			1,248					1,248
Issuance of deferred shares of stock			58					58
Tax effect of expired vested options			(57)					(57)
Repurchases and retirement of common shares	(1,605)	(16)		(7,873)				(7,889)
Common shares issued upon vesting of restricted stock units	72		(101)					(101)
Treasury shares withheld	(9)						(39)	(39)

Balance at December 31, 2012	22,102	$221	$133,498	$(49,128)	$(392)	$76	$(39)	$84,236

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Cash Flows

(in thousands of dollars)

	For the years ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$2,776	$6,148	$1,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,191	2,808	3,195
Amortization	898	912	886
(Gain) loss on equipment disposals/impaired assets	(72)	56	20
Gain on revaluation of ACT liability	—	(758)	(768)
Unrealized holding loss (gain) on marketable securities	13	(21)	—
Allowance for doubtful accounts	26	348	12
Deferred income taxes	(458)	793	(588)
Stock compensation expense	1,306	2,810	4,274
Changes in operating assets and liabilities:
Accounts receivable	4,249	(13,279)	(3,377)
Inventories	(202)	504	(354)
Prepaid expenses, other current assets and other noncurrent assets	(1,808)	(723)	(27)
Accounts payable	2,327	2,914	1,765
Accrued liabilities and other noncurrent liabilities	(2,579)	2,346	5,379
Other	—	—	20

Net cash provided by operating activities	8,667	4,858	12,190

INVESTING ACTIVITIES
Increase in restricted cash	—	—	200
Purchases of property, equipment and patents	(2,534)	(2,408)	(2,206)
Proceeds from the sale of equipment	—	2	—

Net cash used in investing activities	(2,534)	(2,406)	(2,006)

FINANCING ACTIVITIES
Payments of short-term debt	(1,187)	(1,162)	(737)
Proceeds from exercises of stock options	—	376	10
Excess tax benefit from exercises of stock options	—	77	—
Repurchases of common stock	(7,889)	(4,111)	—
Purchase of treasury stock	(39)	—	—
Other	—	—	(5)

Net cash used in financing activities	(9,115)	(4,820)	(732)

Effect of exchange rate fluctuations on cash	(794)	73	107

Net (decrease) increase in cash and cash equivalents	(3,776)	(2,295)	9,559
Cash and cash equivalents at beginning of year	28,229	30,524	20,965

Cash and cash equivalents at end of year	$24,453	$28,229	$30,524

Supplemental Cash Flow Information:
Non-cash activities:
Decrease in contingent consideration payable	$—	$(758)	$(768)
Cash paid for:
Interest	$93	$148	$143
Income taxes paid	$2,043	$5,187	$297

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per-share data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Our FUEL CHEM program is based on proprietary TIFI® Targeted In-Furnace™ Injection technology, in combination with advanced Computational Fluid Dynamics (CFD) and Chemical Kinetics Modeling (CKM) boiler modeling, in the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in the boiler.

Our business is materially dependent on the continued existence and enforcement of air quality regulations, particularly in the United States. We have expended significant resources in the research and development of new technologies in building our proprietary portfolio of air pollution control, fuel and boiler treatment chemicals, computer modeling and advanced visualization technologies.

International revenues were $27,219, $17,591, and $12,793 for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts represented 28%, 19%, and 16% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. Fuel Tech has foreign offices in Beijing, China and Gallarate, Italy.

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

Cash and Cash Equivalents

Fuel Tech includes cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. Fuel Tech has never incurred realized or unrealized holdings gains or losses on securities classified as cash equivalents. Income resulting from short-term investments is recorded as interest income. At December 31, 2012, the Company has cash on hand of approximately $1,131 at its Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China.

Foreign Currency Risk Management

Fuel Tech’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

Accounts Receivable

Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on uncompleted contracts under the percentage of completion method. At December 31, 2012 and 2011, unbilled receivables were approximately $15,661 and $11,334, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in accounts receivable. In order to control and monitor the credit risk associated with our customer base, we review the credit worthiness of customers on a recurring basis. Factors influencing the level of scrutiny include the level of business the customer has with Fuel Tech, the customer’s payment history, and the customer’s financial stability. Receivables are considered past due if payment is not received by the date agreed upon with the customer, which is normally 30 days. Representatives of our management team review all past due accounts on a weekly basis to assess collectability. At the end of each reporting period, the allowance for doubtful accounts balance is reviewed relative to management’s collectability assessment and is adjusted if deemed necessary through a corresponding charge or credit to bad debts expense, which is included in selling, general, and administrative expenses in the consolidated statements of operations. Bad debt write-offs are made when management believes it is probable a receivable will not be recovered. The table below sets forth the components of the Allowance for Doubtful Accounts for the years ended December 31.

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2010	$70	$50	$(38)	$82
2011	$82	$510	$(162)	$430
2012	$430	$246	$(216)	$460

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

Comprehensive Income

Other comprehensive income is defined as the change in equity resulting from transactions from non-owner sources. Total comprehensive income differs from our net income due to the effects of foreign currency translation and unrealized gains (losses) from marketable securities that are available for sale.

The components of accumulated other comprehensive income was as follows:

	December 31,
	2012	2011
Foreign currency translation adjustments	$(384)	$346
Unrealized gain from marketable securities, net of tax	(8)	35

Accumulated Other Comprehensive Income, net of tax	$(392)	$381

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM technology segment and the APC technology segment. At December 31, 2012 and 2011, goodwill allocated to the FUEL CHEM technology segment was $1,723 while goodwill allocated to the APC technology segment was $19,328.

Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our fair value measurement test, performed annually as of October 1, revealed no indications of impairment.

Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. For the years ended December 31, 2012, 2011 and 2010, there were no material impairment losses.

Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. As of December 31, 2012 and 2011, the net patent asset balance, excluding patents acquired in business acquisitions, was $1,026 and $786, respectively. The third-party costs capitalized as patent costs during the years ended December 31, 2012 and 2011 were $313 and $307, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.

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

Amortization expense for intangible assets was $898, $912, and $886 for the years ended December 31, 2012, 2011 and 2010, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2012 and 2011, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2012			2011
Description of Other Intangible	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	3-15 years	$4,567	$(2,186)	$2,381	$4,567	$(1,779)	$2,788
Tradenames	8 years	351	(175)	176	351	(132)	219
Patent assets	12-18 years	2,083	(667)	1,416	1,802	(530)	1,272
Covenants not to compete	5-6 years	376	(313)	63	376	(237)	139
Acquired technologies	7-8 years	1,731	(929)	802	1,731	(707)	1,024

Total		$9,108	$(4,270)	$4,838	$8,827	$(3,385)	$5,442

The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2013	$801
2014	737
2015	704
2016	685
2017	374
Thereafter	1,537

Total	$4,838

Property and Equipment

Property and equipment is stated at historical cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $2,191, $2,808, and $3,195 for the years ended December 31, 2012, 2011, and 2010, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2012 and 2011, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life	2012	2011

Land		$1,440	$1,440
Building	39 years	4,535	4,535
Building and leasehold improvements	3-39 years	4,480	4,448
Field equipment	3-4 years	17,746	16,429
Computer equipment and software	2-3 years	3,151	3,529
Furniture and fixtures	3-10 years	1,782	1,451
Vehicles	5 years	36	32

Total cost		33,170	31,864

Less accumulated depreciation		(19,421)	(18,239)

Total net book value		$13,749	$13,625

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

Distribution Costs

Fuel Tech classifies shipping and handling costs in cost of sales in the consolidated statements of operations.

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

Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At December 31, 2012, Fuel Tech had 430,000 stock awards available for issuance under the Incentive Plan.

Basic and Diluted Earnings per Common Share

Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs) and the nil coupon non-redeemable convertible unsecured loan notes (see Note 6). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options are excluded from diluted earnings per share because they are anti-dilutive. At December 31, 2012, 2011, and 2010, Fuel Tech had outstanding stock options of 1,507,000, 1,368,000, and 2,379,000, respectively, that were not dilutive for the purpose of inclusion in the diluted earnings per share calculation. These stock options could potentially dilute basic EPS in future years.

The table below sets forth the weighted-average shares used at December 31 in calculating earnings (loss) per share:

	2012	2011	2010
Basic weighted-average shares	22,709,000	24,095,000	24,213,000
Conversion of unsecured loan notes	7,000	7,000	7,000
Unexercised options	63,000	188,000	185,000
Unvested restricted stock units	756,000	343,000	—

Diluted weighted-average shares	23,535,000	24,633,000	24,405,000

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

For the year ended December 31, 2012, Fuel Tech had one customer which individually represented greater than 10% of revenues. The customer contributed primarily to our FUEL CHEM technology segment and represented 16% of consolidated revenues. The Company had no customers that accounted for greater than 10% of our net accounts receivable balance as of December 31, 2012.

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

Available-for-Sale Marketable Securities

At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $44 and $57 at December 31, 2012 and December 31, 2011, respectively.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended December 31, 2012, 2011, and 2010.

Treasury Stock

Fuel Tech uses the cost method to account for its common stock repurchases. Fuel Tech withheld 9,126 shares of its common stock valued at approximately $39 during the year ended December 31, 2012 to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the fourth quarter 2012. There was no common stock held in treasury at December 31, 2011. Refer to Note 5, “Treasury Stock,” for further discussion.

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

In May 2011, the FASB issued guidance titled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard” (IFRS), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s concurrently issued IFRS 13, Fair Value Measurement. This accounting guidance does not modify the requirements for when fair value measurements apply; rather, it generally provides clarifications on how to measure and disclose fair value under the Accounting Standards Codification 820, Fair Value Measurement. The amendments in this accounting guidance are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. We adopted the provisions of this amendment on January 1, 2012 and it did not have a material impact on our financial statements.

In July 2012, the FASB issued changes to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes issued in September 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. These changes become effective for Fuel Tech for any indefinite-lived intangible asset impairment test performed on January 1, 2013 or later, although early adoption is permitted. Management has determined these changes will not have an impact on the Consolidated Financial Statements.

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes become effective for Fuel Tech on January 1, 2013. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

2.	CONSTRUCTION CONTRACTS IN PROGRESS

The status of contracts in progress as of December 31, 2012 and 2011 is as follows:

	2012	2011
Costs incurred on uncompleted contracts	$24,667	$17,673
Estimated earnings	13,047	13,476

Earned revenue	37,714	31,149
Less billings to date	(26,744)	(27,782)

Total	$10,970	$3,367

Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,673	$7,262
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,703)	(3,895)

Total	$10,970	$3,367

Costs and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable on the consolidated balance sheet, while billings in excess of costs and estimated earnings on uncompleted contracts are included in other accrued liabilities on the consolidated balance sheet. All billed and unbilled amounts outstanding as of December 31, 2012 are expected to be collected within the next 12 months.

As of December 31, 2012 Fuel Tech had two construction contracts in progress that were identified as loss contracts and a provision for losses of $57 was recorded in other accrued liabilities on the consolidated balance sheets. As of December 31, 2011, Fuel Tech had one construction contract in progress that was identified as a loss contract and a provision for losses of $201 was recorded in other accrued liabilities on the consolidated balance sheets.

3.	TAXATION

The components of income before taxes for the years ended December 31 are as follows:

Origin of income before taxes	2012	2011	2010
United States	$5,655	$8,244	$4,144
Foreign	(577)	1,013	(458)

Income before taxes	$5,078	$9,257	$3,686

Significant components of income tax expense for the years ended December 31 are as follows:

	2012	2011	2010
Current:
Federal	$1,529	$1,456	$2,520
State	425	402	414
Foreign	471	482	103

Total current	2,425	2,340	3,037
Deferred:
Federal	9	674	(1,051)
State	1	95	(97)
Foreign	(133)	—	44

Total deferred	(123)	769	(1,104)

Income tax expense	$2,302	$3,109	$1,933

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2012	2011	2010
Provision at the U.S. federal statutory rate	34.0%	34.0%	35.0%
State taxes, net of federal benefit	4.2%	3.2%	3.9%
Foreign tax rate differential	0.0%	(1.2%)	0.6%
Valuation allowance	10.5%	2.7%	6.5%
Research credits	(10.0%)	(6.5%)	0.0%
Stock-based compensation	0.3%	0.0%	4.4%
Other	6.3%	1.4%	2.0%

Income tax expense effective rate	45.3%	33.6%	52.4%

The deferred tax assets and liabilities at December 31 are as follows:

	2012	2011
Deferred tax assets:
Stock compensation expense	$7,936	$7,734
Alternative minimum tax credit	71	71
Warranty reserve	291	118
Accounts receivable	65	161
Vacation accrual	157	118
Commissions and other accruals	205	—
Deferred rent liability	53	47
Equipment	69	—
Intangible assets	778	603
Net operating loss carryforwards	1,868	1,327

Total deferred tax assets	11,493	10,179
Deferred tax liabilities:
Equipment	(1,466)	(1,513)
Prepaid expenses	(200)	(285)
Patents	(489)	(384)
Goodwill	(3,193)	(2,689)
Other	(16)	(20)

Total deferred tax liabilities	(5,364)	(4,891)

Net deferred tax asset before valuation allowance	6,129	5,288
Valuation allowances for deferred tax assets	(1,868)	(1,327)

Net deferred tax asset	$4,261	$3,961

Net deferred tax assets and liabilities are recorded as follows within the consolidated balance sheets:

Current assets	$573	$163
Long-term assets	3,688	3,798

Net deferred tax asset	$4,261	$3,961

The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2010	$1,177	—	(75)	$1,102
2011	$1,102	—	225	$1,327
2012	$1,327	—	541	$1,868

For the years ended December 31, 2012, 2011 and 2010, Fuel Tech recorded tax benefits from the exercise of stock options in the amount of $0, $77 and $0, respectively. This amount was recorded as an increase in additional paid-in capital on the consolidated balance sheet and as cash from financing activities on the consolidated statements of cash flows. Fuel Tech also reduced the deferred tax asset related to stock-based compensation by $57 and $335 for fully vested options that expired unexercised and by $101 and $0 for the excess of stock-based compensation over the related tax benefit recognized for restricted stock units that vested during 2012 and 2011, respectively. These reductions in deferred tax assets were recorded against additional paid-in capital and had no impact on our results from operations.

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

The following table summarizes Fuel Tech’s unrecognized tax benefit activity (excluding interest and penalties) during the years ended December 31, 2012, 2011, and 2010:

Description	2012	2011	2010
Balance at beginning of period	$505	$664	$724
Increases in positions taken in a prior period	—	—	—
Decreases in positions taken in a prior period	—	—	—
Increases in positions taken in a current period	39	117	60
Decreases in positions taken in a current period	—	—	—
Decreases due to settlements	(202)	—	—
Decreases due to lapse of statute of limitations	(303)	(276)	(120)

Balance at end of period	$39	$505	$664

The amount of interest and penalties that we recognized in income tax expense during the years ended December 31, 2012, 2011, and 2010 was $3, $162, and $206, respectively. The total amount of unrecognized tax benefits as of December 31, 2012, 2011, and 2010, including interest and penalties, was $42, $667 and $870, respectively, all of which if ultimately recognized will reduce Fuel Tech’s annual effective tax rate. We estimate that none of the unrecognized tax benefit will be recognized into income in 2012 due to the lapsing of statute of limitations.

Fuel Tech recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. At December 31, 2012, 2011, and 2010, Fuel Tech had accrued approximately $3, $162, and $206, respectively, for the payment of interest and penalties.

Fuel Tech is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2009. The Company was under examination for federal tax and state of Illinois purposes for the 2009 and 2010 tax years, and any potential tax obligations in those jurisdictions have been settled or effectively settled and are no longer subject to tax examination.

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

Fuel Tech, Inc. considers its investment in the Company’s foreign subsidiaries to be indefinite in duration and therefore has not provided a provision for deferred U.S. income taxes on the un-remitted earnings from those subsidiaries. A provision has not been established because it is not practicable to determine the amount of unrecognized deferred tax liability for such unremitted foreign earnings and because it is our present intention to reinvest the undistributed earnings indefinitely.

At December 31, 2012, Fuel Tech has tax loss carry-forwards of approximately $6,794 available to offset future foreign income in Italy. We have recorded a full valuation allowance against the resulting $1,868 deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to use the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated during the first three years of this entity’s operations. The portion of the foreign loss carry-forwards related to periods subsequent to the first three years of operations have a five year carry-forward period and will begin to expire in 2013 if not used by that date.

4.	COMMON SHARES

At December 31, 2012, Fuel Tech had 22,111,675 common shares issued and 22,102,549 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 6) and 2,666,024 shares reserved for issuance upon the exercise or vesting of equity awards, of which 1,833,500 are stock options that are currently exercisable (see Note 7).

At December 31, 2011, Fuel Tech had 23,644,301 common shares issued and outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes and 2,309,165 shares reserved for issuance upon the exercise or vesting of equity awards, of which 1,718,062 are stock options that are currently exercisable.

5.	TREASURY STOCK

Common stock held in treasury totaled 9,126 shares with a cost of $39 at December 31, 2012. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the fourth quarter of 2012. There was no common stock held in treasury at December 31, 2011.

6.	NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

At December 31, 2012 and 2011, respectively, Fuel Tech had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (the “Loan Notes”) outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2012, the nil coupon loan notes were convertible into 6,715 common shares. Based on our closing stock price of $4.20 at December 31, 2012, the aggregate fair value of the common shares that the holders would receive if all loan notes were converted would be approximately $28, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of Fuel Tech’s dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheet. The notes do not hold distribution or voting rights unless and until converted into common shares.

In 2012, 2011, and 2010, Loan Notes in the principal amounts of $0, $0, and $5, respectively, were repurchased by the Company.

7.	STOCK-BASED COMPENSATION

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At December 31, 2012, Fuel Tech had approximately 430,000 equity awards available for issuance under the Incentive Plan

Stock-based compensation is included in selling, general, and administrative costs in our consolidated statements of operations. The components of stock-based compensation for the years ended December 31, 2012, 2011, and 2010 were as follows:

	For the Year Ended December 31,
	2012	2011	2010

Stock options	$(66)	$2,077	$4,170
Restricted stock units	1,314	672	9
Deferred directors fees	58	61	95

Total stock-based compensation expense	1,306	2,810	4,274
Tax benefit of stock-based compensation expense	(472)	(959)	(1,412)

After-tax effect of stock based compensation	$834	$1,851	$2,862

As of December 31, 2012, there was $2,265 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the requisite service period of two years.

Stock Option Exchange Program

On June 1, 2011, the Company commenced an exchange program that offered to certain employees the right to exchange eligible options to purchase shares of common stock of the Company for a lesser number of replacement awards of restricted stock units. The exchange offer expired on June 29, 2011. Pursuant to the exchange offer, 814,500 eligible options were tendered by 97 employees and the Company granted 267,372 restricted stock units in exchange for those options. As a result of the exchange, which is deemed a modification of the original stock option awards under generally accepted accounting principles, additional stock-based compensation of approximately $252 will be recognized over the two year vesting period associated with the replacement awards commencing June 30, 2011. The additional stock compensation was determined by comparing the fair value of the options tendered immediately prior to the exchange to the intrinsic value of the RSUs granted immediately after the exchange. The fair value of the options was calculated using the Black-Scholes option pricing model. The Company recognized $126 and $63 of additional stock-based compensation during the years ended December 31, 2012 and 2011, respectively, as a result of the stock option exchange program, which is included in the stock compensation related to RSUs in the table above. Additional information regarding the stock option exchange program may be found on the Company’s Tender Offer Statement on Schedule TO filed with the SEC on June 1, 2011.

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

Based on the results of the model, the weighted-average fair value of the stock options granted during the 12-month periods ended December 31, 2012, 2011, and 2010, respectively, were $1.72, $4.08, and $3.38 per share using the following weighted average assumptions:

	2012	2011	2010
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.67%	1.80%	1.74%
Expected volatility	58.6%	57.2%	67.7%

Expected life of option	4.8 years	5.0 years	5.5 years

The following table presents a summary of Fuel Tech’s stock option activity and related information for the years ended December 31:

	2012		2011		2010
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,902,000	$11.51	2,856,125	$14.68	3,051,125	$15.28
Granted	70,000	3.55	60,000	8.16	110,000	5.71
Exchanged for RSUs	—	—	(814,500)	22.06	—	—
Exercised	—	—	(81,500)	4.61	(1,500)	6.35
Expired or forfeited	(58,000)	6.33	(118,125)	18.48	(303,500)	17.51

Outstanding at end of year	1,914,000	$11.38	1,902,000	$11.51	2,856,125	$14.68

Exercisable at end of year	1,833,500	$11.48	1,718,062	$11.72	2,277,625	$14.98
Weighted-average fair value of options granted during the year		$1.72		$4.08		$3.38

The following table provides additional information regarding Fuel Tech’s stock option activity for the 12 months ended December 31, 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2012	1,902,000	11.51
Granted	70,000	3.55
Exercised	—

Expired or forfeited	(58,000)	6.33

Outstanding on December 31, 2012	1,914,000	11.38	4.20	$85

Exercisable on December 31, 2012	1,833,500	11.48	4.09	$85

The following table summarizes information about stock options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 2.76 - $ 5.51	479,000	3.4 years	$4.36	479,000	$4.36
$ 5.52 - $11.03	825,875	5.0 years	8.88	745,375	8.85
$11.04 - $22.06	272,250	3.2 years	14.63	272,250	14.63
$22.07 - $27.57	336,875	4.1 years	24.86	336,875	24.86

$ 2.76 - $27.57	1,914,000	4.2 years	$11.38	1,833,500	$11.48

Non-vested stock option activity for the 12 months ended December 31, 2012 was as follows:

	Non-Vested Stock Options Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2012	183,938	$5.56
Granted	70,000	1.72
Vested	(172,688)	3.70
Exchanged for RSUs	—	—
Forfeited	(750)	5.18

Outstanding on December 31, 2012	80,500	5.35

As of December 31, 2012, there was $235 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 0.7 years. Fuel Tech received proceeds from the exercise of stock options of $ 0, $376, and $10 in the years ended December 31, 2012, 2011, and 2010, respectively. The intrinsic value of options exercised in the years ended December 31, 2012, 2011, and 2010 was $ 0, $256, and $2, respectively. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements.

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

The Company recorded expense of approximately $1,314, $672 and $9 associated with its restricted stock unit awards in 2012, 2011 and 2010, respectively, and at December 31, 2012 there is $2,030 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 2.09 years.

During the year ended December 31, 2012, there were 72,250 restricted stock units that vested with a fair value of $307. There were no restricted stock units that vested during the year ended December 31, 2011.

A summary of restricted stock unit activity for the year ended December 31, 2012 and 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2010	—	$0.00
Granted	149,000	8.63

Unvested restricted units at December 31, 2010	149,000	8.63
Granted	80,000	9.14
Converted from stock options	267,372	6.53
Forfeited	(9,207)	6.76
Vested	—	—

Unvested restricted stock units at December 31, 2011	487,165	7.59
Granted	349,000	4.82
Forfeited	(11,891)	7.15
Vested	(72,250)	8.63

Unvested restricted stock units at December 31, 2012	752,024	6.21

Deferred Directors Fees

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2012, 2011, and 2010, Fuel Tech recorded $58, $61, and $95, respectively, of stock-based compensation expense under the Deferred Plan.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Fuel Tech leases office space, automobiles and certain equipment under agreements expiring on various dates through 2019. Future minimum lease payments under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2012 are as follows:

Year of Payment	Amount
2013	$629
2014	343
2015	294
2016	290
2017	290
Thereafter	580

Total	$2,426

For the years ended December 31, 2012, 2011 and 2010, rent expense approximated $964, $879, and $897, respectively.

Fuel Tech has a sublease agreement with American Bailey Corporation (ABC) that obligates the sub-lessee to make future payments to the Company. ABC will reimburse Fuel Tech for its share of lease and lease-related expenses under Fuel Tech’s February 1, 2010 lease of its executive offices in Stamford, Connecticut. Please refer to Note 10 to the consolidated financial statements for a discussion of the relationship between Fuel Tech and ABC. The future minimum lease income under this non-cancellable sublease as of December 31, 2012 is as follows:

Year of Payment	Amount
2013	$145
2014	145
2015	155
2016	155
2017	155
Thereafter	310

Total	$1,065

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

As of December 31, 2012, Fuel Tech had outstanding bank performance guarantees and letters of credit in the amount of $8,544 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees expire in dates ranging from April 2013 through September 2016. The expiration dates may be extended if the project completion dates are extended. Fuel Tech’s management believes it is probable that these projects will be successfully completed and that there will not be a materially adverse impact on Fuel Tech’s operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.

Product Warranties

Fuel Tech issues a standard product warranty with the sale of its products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. Changes in the warranty liability in 2012, 2011 and 2010 are summarized below:

	2012	2011	2010
Aggregate product warranty liability at beginning of year	$313	$215	$199

Net aggregate expense related to product warranties	1,208	650	170

Aggregate reductions for payments	(745)	(552)	(154)

Aggregate product warranty liability at end of year	$776	$313	$215

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

Each year while this earn-out was in effect, the Company evaluated the probability that payment of the contingent consideration accrual was probable based on a range of outcomes and assumptions used to develop the fair value estimate. Based upon this analysis, management concluded during each of the years ended December 31, 2011, 2010, and 2009 that the payout was not probable of being made. Thus, the Company recorded a gain of $758 and $768 from the revaluation of the contingent liability in 2011 and 2010, respectively. There is no contingent liability accrual remaining as of December 31, 2011.

9.	DEBT FINANCING

On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of December 31, 2012 and 2011, there were no outstanding borrowings on the amended credit facilities.

The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At December 31, 2012, the Company was in compliance with all financial covenants specified by the Facility.

At December 31, 2012 and 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $7,432 and $1,374, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2012 and 2011, there were no cash borrowings under the domestic revolving credit facility and approximately $7,568 and $13,626, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 29, 2012, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,541), which expires on June 30, 2013. This new credit facility replaced the previous RMB 35 million facility that expired on June 28, 2012. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2012 and 2011, Beijing Fuel Tech had borrowings outstanding in the amount of $ 0 and $1,181, respectively. These borrowings were subject to interest rates of approximately 7.0% and 7.6% at December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012 and 2011, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $1,112 and $750, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2012 and 2011, approximately $4,429 and $3,580 was available for future borrowings.

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

Persons now or formerly associated with American Bailey Corporation (ABC) currently own approximately 30% of Fuel Tech’s Common Shares. On January 1, 2004, Fuel Tech entered into an agreement whereby ABC reimburses Fuel Tech for services that certain employees of Fuel Tech provide to ABC. In addition, ABC is a sub-lessee under Fuel Tech’s February 1, 2010 lease of its offices in Stamford, Connecticut, which runs through December 31, 2019. ABC reimburses Fuel Tech for its share of lease and lease-related expenses under the sublease agreement. The Stamford facility houses certain administrative functions including Investor Relations. The amounts earned from ABC related to both compensation and the subleases for the years ended December 31, 2012, 2011, and 2010, were $149, $153, and $86, respectively. The amount due from ABC related to both compensation and the sublease agreement was $16, $27, and $217 at December 31, 2012, 2011, and 2010, respectively.

11.	DEFINED CONTRIBUTION PLAN

Fuel Tech has a retirement savings plan available for all U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by Fuel Tech’s employees with additional contributions made at the discretion of Fuel Tech’s Board of Directors. Costs related to this plan were $455, $757, and $536 in 2012, 2011, and 2010, respectively.

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

Information about reporting segment net sales and gross margin are provided below:

For the year ended December 31, 2012	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$62,441	$35,203	$—	$97,644
Cost of sales	(40,146)	(16,753)	—	(56,899)

Gross margin	22,295	18,450	—	40,745
Selling, general and administrative	—	—	(32,682)	(32,682)
Research and development	—	—	(2,863)	(2,863)

Operating income (loss)	$22,295	$18,450	$(35,545)	$5,200

For the year ended December 31, 2011	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$50,930	$42,738	$—	$93,668
Cost of sales	(28,467)	(21,390)	—	(49,857)

Gross margin	22,463	21,348	—	43,811
Selling, general and administrative	—	—	(33,446)	(33,446)
Gain from revaluation of ACT liability	—	—	758	758
Research and development	—	—	(1,474)	(1,474)

Operating income (loss)	$22,463	$21,348	$(34,162)	$9,649

For the year ended December 31, 2010	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$40,917	$40,878	$—	$81,795
Cost of sales	(27,024)	(19,797)	—	(46,821)

Gross margin	13,893	21,081	—	34,974
Selling, general and administrative	—	—	(30,857)	(30,857)
Gain from revaluation of ACT liability	—	—	768	768
Research and development	—	—	(948)	(948)

Operating income (loss)	$13,893	$21,081	$(31,037)	$3,937

Geographic Segment Financial Data

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

For the years ended December 31,	2012	2011	2010

Revenues:
United States	$70,425	$76,077	$69,002
Foreign	27,219	17,591	12,793

	$97,644	$93,668	$81,795

As of December 31,	2012	2011
Assets:
United States	$86,466	$99,601
Foreign	19,431	13,389

	$105,897	$112,990

Unaudited Quarterly Financial Data

Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2012 and 2011.

For the quarters ended	March 31	June 30	September 30	December 31

2012
Revenues	$25,212	$20,911	$24,907	$26,614
Cost of sales	13,220	11,880	14,671	17,128
Net income (loss)	1,543	68	1,194	(29)
Net income (loss) per common share:
Basic	$0.07	$0.00	$0.05	$0.00
Diluted	$0.06	$0.00	$0.05	$0.00

2011
Revenues	$22,622	$19,021	$24,023	$28,002
Cost of sales	11,466	10,553	13,050	14,788
Net income (loss)	1,339	430	2,655	1,724
Net income (loss) per common share:
Basic	$0.06	$0.02	$0.11	$0.07
Diluted	$0.05	$0.02	$0.11	$0.07

13.	FAIR VALUE

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

•

Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $44 and $57 at December 31, 2012 and 2011, respectively, and was determined using quoted prices in active markets for identical assets (level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2012 and 2011.

The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.

14.	SHARE REPURCHASE PROGRAM

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

Based on its assessment, management has concluded that Fuel Tech maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in “Internal Control - Integrated Framework” issued by the COSO.

McGladrey LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included in Item 8 to this Annual Report on Form 10-K.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2012, under which the securities of Fuel Tech were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,666,024	$11.38	430,329

(1)	Includes Common Shares of Fuel Tech authorized for awards under Fuel Tech’s Incentive Plan, as amended on June 3, 2004.

In addition to the above, Fuel Tech has a Deferred Compensation Plan for directors under which 100,000 Common Shares of Fuel Tech stock have been reserved for issuance as a form of deferred compensation with respect to directors fees elected to be deferred. At December 31, 2012, 39,366 Common Shares have been earned as future stock units to be granted on a one- to- one basis in Common Shares at the election of the participating Director.

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2010 2011 and 2010

Consolidated Statements of Comprehensive Income for Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/05/06

3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/05/06

3.3	By-Laws of Fuel Tech, Inc.		8-K		3.3	10/05/06

4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	09/30/09	4.1	11/04/09

4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	09/30/09	4.2	11/04/09

4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	09/30/09	4.3	11/04/09

4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/02/06

4.5*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/06	4.6	03/06/07

4.6*	Fuel Tech, Inc. Form of Non-Qualified Stock Option Agreement		10-K	12/31/06	4.7	03/06/07

4.7*	Fuel Tech, Inc. Form of Incentive Stock Option Agreement		10-K	12/31/06	4.8	03/06/07

4.8*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement		10-K	12/31/10	4.8	03/09/11

4.9*	Fuel Tech, Inc. Form of Revised Restricted Stock Unit Agreement		10-K	12/31/11	4.9	03/05/12

4.10*	Fuel Tech, Inc. Form of 2011 Executive Performance RSU Award Agreement		8-K		10.1	03/28/11

4.11*	Fuel Tech, Inc. Form of 2012 Executive Performance RSU Award Agreement		8-K		10.1	03/09/12

10.1**	License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.		10-K	12/31/99	3.28	03/30/00

10.2**	Amendment No. 1, dated February 28, 2000, to License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.		10-K	12/31/99	3.29	03/30/00

10.3	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.		8-K		99.1	02/07/07

10.4**	Restated Supply Agreement, dated March 4, 2009, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, LLC.		10-K	12/31/08	10.7	03/05/09

10.5	Asset Purchase Agreement, dated December 5, 2008, among Fuel Tech, Inc., Advanced Combustion Technology, Inc., Peter D. Marx, Robert W. Pickering and Charles E. Trippel.		10-K	12/31/08	10.8	03/05/09

10.6*	Employment Agreement, dated February 1, 1998, between Stephen P. Brady and Fuel Tech, Inc.		10-Q	09/30/09	10.2	11/04/09

10.7*	Employment Agreement, dated 10/31/1998, between William E. Cummings, Jr. and Fuel Tech, Inc.		10-K	12/31/09	10.10	03/04/10

10.8	Credit Agreement, dated as of June 30, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	09/30/09	10.5	11/04/09

10.9	First Amendment to Credit Agreement, dated as of October 5, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	09/30/09	10.6	11/04/09

10.10	Second Amendment to Credit Agreement, dated as of November 4, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	09/30/09	10.7	11/04/09

10.11	Third Amendment to Credit Agreement, dated as of June 30, 2011, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	06/30/11	4.1	08/08/11

10.12	Sublease Agreement, dated December 9, 2009, between Fuel Tech, Inc. and American Bailey Corporation		10-K	12/31/09	10.14	03/04/10

10.13*	2011 Executive Officer Incentive Plan of Fuel Tech, Inc.		10-K	12/31/10	10.15	03/09/11

10.14*	2012 Executive Officer Incentive Plan of Fuel Tech, Inc.		10-Q	12/31/11	4.2	05/08/12

10.15*	2013 Executive Officer Incentive Plan of Fuel Tech, Inc.	X

10.16*	Fuel Tech, Inc. 2011 FUEL CHEM® Officer Commission Plan		10-K	12/31/10	10.16	03/09/11

10.17*	Fuel Tech, Inc. 2012 FUEL CHEM® Officer Commission Plan		10-K	12/31/11	10.15	03/05/12

10.18*	Fuel Tech, Inc. 2013 FUEL CHEM® Officer Commission Plan	X

10.19*	Fuel Tech, Inc. 2011 APC Officer and GSM Commission Plan		10-K	12/31/10	10.17	03/09/11

10.20*	Fuel Tech, Inc. 2012 APC Officer and GSM Commission Plan		10-K	12/31/11	10.17	03/05/12

10.21*	Fuel Tech, Inc. 2013 APC Officer and GSM Commission Plan	X

10.22*	Employment Agreement, dated August 2, 2010, between David S. Collins and Fuel Tech, Inc.		10-Q	06/30/10	10.1	08/09/10

10.23*	Employment Agreement, dated April 1, 2010, between Douglas G. Bailey and Fuel Tech, Inc.		10-K	12/31/10	10.19	03/09/11

10.24*	Employment Agreement, dated August 31, 2009, between Robert E. Puissant and Fuel Tech, Inc.		10-K	12/31/10	10.20	03/09/11

10.25*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.		10-K	12/31/11	10.21	03/05/12

21	Listing of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.1 INS	XBRL Instance Document.

101.2 SCH	XBRL Taxonomy Extension Schema Document.

101.3 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: April 1, 2013	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2013	By:	/s/ David S. Collins
David S. Collins
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.

Date: April 1, 2013

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