Form 10-Q
period 2013-03-31
FUEL TECH, INC.
filed 2013-05-07
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

On May 7, 2013 there were outstanding 22,161,383 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the three-month period ended March 31, 2013

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$15,157	$24,453
Marketable securities	44	44
Accounts receivable, net of allowance for doubtful accounts of $658 and $460, respectively	37,504	30,169
Inventories	603	513
Prepaid expenses and other current assets	3,016	3,956
Prepaid income taxes	1,184	156
Deferred income taxes	519	573

Total current assets	58,027	59,864

Property and equipment, net of accumulated depreciation of $18,400 and $19,421, respectively	13,693	13,749
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $4,481 and $4,270, respectively	4,696	4,838
Deferred income taxes	3,534	3,688
Other assets	2,659	2,707

Total assets	$103,660	$105,897

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	11,725	12,828
Accrued liabilities:
Employee compensation	2,110	3,175
Other accrued liabilities	5,003	4,943

Total current liabilities	18,838	20,946

Other liabilities	689	715

Total liabilities	19,527	21,661

Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 22,193,204 and 22,111,675 shares issued, and 22,161,283 and 22,102,549 outstanding	221	221
Additional paid-in capital	133,780	133,498
Accumulated deficit	(49,149)	(49,128)
Accumulated other comprehensive loss	(655)	(392)
Nil coupon perpetual loan notes	76	76
Cost of common stock held in treasury	(140)	(39)

Total shareholders’ equity	84,133	84,236

Total liabilities and shareholders’ equity	$103,660	$105,897

See notes to consolidated financial statements.

FUEL TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended March 31,
	2013	2012

Revenues	$22,484	$25,212

Costs and expenses:
Cost of sales	13,052	13,220
Selling, general and administrative	8,458	8,994
Research and development	933	506

	22,443	22,720

Operating income	41	2,492

Interest expense	—	(25)
Interest income	15	—
Other (expense) income	(80)	21

(Loss) income before income taxes	(24)	2,488

Income tax benefit (expense)	3	(945)

Net (loss) income	$(21)	$1,543

Net (loss) income per common share:
Basic	$0.00	$0.07

Diluted	$0.00	$0.06

Weighted-average number of common shares outstanding:
Basic	22,112,000	23,591,000

Diluted	22,112,000	24,261,000

See notes to consolidated financial statements.

FUEL TECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012

Net (loss) income	$(21)	$1,543
Other comprehensive (loss) income:
Foreign currency translation adjustments	(263)	34
Unrealized gain from marketable securities, net of tax	—	15

Total other comprehensive (loss) income	(263)	49

Comprehensive (loss) income	$(284)	$1,592

See notes to consolidated financial statements.

FUEL TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net (loss) income	$(21)	$1,543
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	538	552
Amortization	211	226
Provision for doubtful accounts	207	(1)
Deferred income taxes	161	(15)
Stock based compensation	329	210
Changes in operating assets and liabilities:
Accounts receivable	(7,494)	8,145
Inventories	(90)	(18)
Prepaid expenses, other current assets and other noncurrent assets	986	118
Accounts payable	(1,106)	(651)
Accrued liabilities and other noncurrent liabilities	(2,121)	(4,634)

Net cash (used in) provided by operating activities	(8,400)	5,475

Investing Activities
Purchases of property, equipment and patents	(555)	(788)

Net cash (used in) investing activities	(555)	(788)

Financing Activities
Payments to repurchase common stock	—	(1,889)
Acquisition of treasury stock	(101)	—

Net cash (used in) financing activities	(101)	(1,889)

Effect of exchange rate fluctuations on cash	(240)	28

Net (decrease) increase in cash and cash equivalents	(9,296)	2,826

Cash and cash equivalents at beginning of period	24,453	28,229

Cash and cash equivalents at end of period	$15,157	$31,055

See notes to consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

Note C:	Revenue Recognition Policy

Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.

Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. The completed contract method is used for certain contracts when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of March 31, 2013, and December 31, 2012, the Company had two contracts in progress that were identified as a loss contracts and a provision for loss in the amounts of $49 and $57, respectively, were recorded in other accrued liabilities on the consolidated balance sheet.

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

Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At March 31, 2013 and December 31, 2012, unbilled receivables were approximately $12,962 and $15,661, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,856 and $1,703, at March 31, 2013 and December 31, 2012, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.

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

At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $44 and no cost basis at March 31, 2013 and December 31, 2012.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended March 31, 2013 and 2012.

Note G:	Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income by component were as follows:

	March 31,
	2013	2012
Foreign currency translation
Balance at beginning of period	$(419)	$345
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(263)	34

Balance at end of period	$(682)	$379

Available-for-sale marketable securities
Balance at beginning of period	$27	$36
Other comprehensive income:
Net unrealized holding gain (2)	—	24
Deferred income taxes (2)	—	(9)

Total other comprehensive income	—	15

Balance at end of period	$27	$51

Total accumulated other comprehensive (loss) income	$(655)	$430

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

Note H:	Treasury Stock

Common stock held in treasury totaled 31,821 and 9,126 with a cost of $140 and $39 at March 31, 2013 and December 31, 2012, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the first quarter of 2013 and fourth quarter of 2012.

Note I:	Earnings per Share Data

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options, restricted stock units, and of the nil coupon non-redeemable convertible unsecured loan notes. At March 31, 2013, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. Fuel Tech had 2,516,000 and 1,428,000 weighted average stock awards outstanding at March 31, 2013 and 2012, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three-month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Basic weighted-average shares	22,112,000	23,591,000
Conversion of unsecured loan notes	—	7,000
Unexercised options	—	118,000
Unvested restricted stock units	—	545,000

Diluted weighted-average shares	22,112,000	24,261,000

Note J:	Stock-Based Compensation

Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance awards, bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At March 31, 2013, Fuel Tech had approximately 155,000 equity awards available for issuance under the Incentive Plan.

Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three-month periods ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Stock options and restricted stock units	$329	$193
Deferred directors fees	—	17

Total stock-based compensation expense	329	210
Tax benefit of stock-based compensation expense	(120)	(72)

After-tax effect of stock-based compensation	$209	$138

As of March 31, 2013, there was $4,485 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan.

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

Stock option activity for Fuel Tech’s Incentive Plan for the three months ended March 31, 2013 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2013	1,914,000	$11.38
Granted	—	—
Exercised	—	—
Expired or forfeited	(25,000)	$9.16

Outstanding on March 31, 2013	1,889,000	$11.41	4.0 years	$97

Exercisable on March 31, 2013	1,814,000	$11.50	3.9 years	$97

Non-vested stock option activity for the three months ended March 31, 2013 was as follows:

	Non-Vested Stock Options Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2013	80,500	5.35
Granted	—	—
Vested	(3,000)	5.18
Forfeited	(2,500)	5.98

Outstanding on March 31, 2013	75,000	5.33

As of March 31, 2013, there was $115 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 0.7 years.

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

In addition to the time vested RSUs described above, the Company entered into performance-based RSU agreements (the Agreements) with each of the Company’s President/Chief Executive Officer, Treasurer/Chief Financial Officer, Executive Vice President of Marketing & Sales, and Executive Vice President of Worldwide Operations. In 2013, the Company’s Senior Vice President, General Counsel, and Secretary was added as a participating executive. The Agreements provide each participating executive the opportunity to earn three types of awards with each award type specifying a targeted number of RSUs that may be granted to each executive based on either the individual performance of the executive or the Company’s relative performance compared to a peer group, as determined by the award type. The Compensation Committee of our Board of Directors (the Committee) determines the extent to which, if any, RSUs will be granted based on the achievement of the applicable performance criteria specified in the Agreement. This determination will be made following the completion of the applicable performance period (each a Determination Date). Such performance based awards include the following:

•

The first type of award is based on individual performance during the respective calendar year as determined by the Committee based on performance criteria specified in the Agreement. These awards will vest over a three year period beginning on the Determination Date. We estimated the fair value of these performance-based RSU awards on the date of the Agreement using the trading price of the Company’s stock on the date of determination and our estimate of the probability that the specified performance criteria will be met. The fair value measurement and probability estimate will be re-measured each reporting date until the Determination Date, at which time the final award amount will be known. For these job performance-based awards, we amortize compensation costs over the requisite service period, adjusted for estimated forfeitures, for each separately vesting tranche of the award.

•

The second type of RSU award contains a targeted number of RSUs to be granted based on the Company’s revenue growth relative to a specified peer group during a period of two calendar years. These awards vest 67% on the second anniversary of the Agreement date and 33% on the third anniversary of the Agreement date. We estimated the fair value of these performance-based RSU awards on the Agreement date using the trading price of the Company’s stock on the date of determination and our estimate of the probability that the specified performance criteria will be met. For these revenue growth performance-based awards, we amortize compensation costs over the requisite service period, adjusted for estimated forfeitures, for each separately vesting tranche of the award.

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

At March 31, 2013, there is $4,370 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 2.7 years.

A summary of restricted stock unit activity for the three-month period ended March 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2012	752,024	$6.21
Granted	476,000	4.75
Forfeited	(46,190)	7.57
Vested	(81,529)	4.62

Unvested restricted stock units at March 31, 2013	1,100,305	$5.65

Deferred Directors Fees

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards. In the three-month periods ended March 31, 2013 and 2012, Fuel Tech recorded $0 and $17, respectively, of stock-based compensation expense under the Deferred Plan.

Note K:	Debt

On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2013 and December 31, 2012, there were no outstanding borrowings on the credit facility.

The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At March 31, 2013, the Company was in compliance with all financial covenants specified by the Facility.

At March 31, 2013 and December 31, 2012, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $7,422 and $7,432, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2013 and December 31, 2012, there were no cash borrowings under the domestic revolving credit facility and approximately $7,578 and $7,568, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 29, 2012, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,572), which expires on June 30, 2013. This new credit facility replaced the previous RMB 35 million facility that expired on June 28, 2012. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2013 and December 31, 2012, Beijing Fuel Tech had no outstanding borrowings on the credit facility.

At March 31, 2013 and December 31, 2012, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $1,205 and $1,112, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2013 and December 31, 2012, approximately $4,366 and $4,429 was available for future borrowings.

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

Note L:	Business Segment and Geographic Disclosures

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

Information about reporting segment net sales and gross margin are provided below:

Three months ended March 31, 2013	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$12,947	$9,537	$—	$22,484
Cost of sales	(8,583)	(4,469)	—	(13,052)

Gross margin	4,364	5,068	—	9,432
Selling, general and administrative	—	—	(8,458)	(8,458)
Research and development	—	—	(933)	(933)

Operating income	$4,364	$5,068	$(9,391)	$41

Three months ended March 31, 2012	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$15,714	$9,498	$—	$25,212
Cost of sales	(8,751)	(4,469)	—	(13,220)

Gross margin	6,963	5,029	—	11,992
Selling, general and administrative	—	—	(8,994)	(8,994)
Research and development	—	—	(506)	(506)

Operating income	$6,963	$5,029	$(9,500)	$2,492

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three months ended March 31,
	2013	2012
Revenues:
United States	$12,866	$22,944
Foreign	9,618	2,268

	$22,484	$25,212

	March 31, 2013	December 31, 2012
Assets:
United States	$85,182	$86,466
Foreign	18,478	19,431

	$103,660	$105,897

Note M:	Contingencies

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

Changes in the warranty liability, which is included in other accrued liabilities on the accompanying balance sheets, for the three months March 31, 2013, and 2012, are summarized below:

	Three Months Ended March 31,
	2013	2012
Aggregate product warranty liability at beginning of period	$776	$313
Net aggregate expense related to product warranties	(10)	120
Aggregate reductions for payments	(20)	(100)

Aggregate product warranty liability at end of period	$746	$333

Note N:	Income Taxes

The Company’s effective tax rate of 12.5% and 38.0% for the three-month periods ended March 31, 2013 and 2012 differs from the statutory federal tax rate of 34% due primarily to state taxes, non-deductible stock-based compensation, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, and non-deductible meals and entertainment expenses. The rate decrease is mainly attributable to the year to date loss combined with the discrete effect of the adjustment to reflect the 2012 federal and state research and development credit allowable due to legislation that was not enacted until after the prior year balance sheet date.

Fuel Tech had unrecognized tax benefits of $42, including penalties and interest, as of March 31, 2013 and December 31, 2012, all of which, if ultimately recognized, would reduce Fuel Tech’s annual effective tax rate.

Note O:	Goodwill and Other Intangibles

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM® technology segment and the APC technology segment. At March 31, 2013 and December 31, 2012, goodwill allocated to the FUEL CHEM technology segment was $1,723 while goodwill allocated to the APC technology segment was $19,328.

Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our last fair value measurement test, performed annually as of October 1, revealed no indications of impairment. There were no indications of goodwill impairment in the three-month periods ended March 31, 2013 and 2012.

Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three-month periods ended March 31, 2013 and 2012.

Note P:	Fair Value

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

•

Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $44 at March 31, 2013 and December 31, 2012, respectively, and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the three-month periods ended March 31, 2013 and 2012.

The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.

Note Q:	Recently Adopted and Pending Accounting Pronouncements

In February 2013, the FASB issued changes to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. These changes were adopted by Fuel Tech on January 1, 2013 and did not have an impact on the Consolidated Financial Statements other than the additional disclosure requirements.

Note R:	Share Repurchase Program

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

Results of Operations

Revenues for the three months ended March 31, 2013 and 2012 were $22,484 and $25,212, respectively, representing an 11% decrease in consolidated revenue for our first quarter of 2013.

The Air Pollution Control (APC) technology segment generated revenues of $12,947 for the three months ended March 31, 2013, a decrease of $2,767 or 18% from the prior year amount of $15,714. This decrease is due to a higher rate of conversion into revenues of the 2011 backlog in the first quarter of 2012 compared to the first quarter of 2013.

Consolidated APC backlog at March 31, 2013 was $44,673 versus backlog at March 31, 2012 of $22,200. Our current backlog consists of US domestic projects totaling $8,296 and international projects totaling $36,377.

The FUEL CHEM® technology segment generated revenues of $9,537 for the three months ended March 31, 2013, which was flat versus the prior year amount of $9,498. The segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than full capacity.

Consolidated gross margin percentage for the quarters ended March 31, 2013 and 2012 were 42% and 48%, respectively. The gross margin percentage for the APC technology segment decreased to 34% from 44% in the comparable prior-year period as a result of a higher mix of lower margin international projects. For the FUEL CHEM technology segment, the gross margin percentage was 53% in both of the quarters ended March 31, 2013 and 2012.

Selling, general and administrative expenses (SG&A) for the quarters ended March 31, 2013 and 2012 were $8,458 and $8,994, respectively. The decrease in SG&A for the current quarter of $536 is due to lower employee-related costs, including commissions and bonus expenses, of $433 plus lower professional fees of $610, offset by increases in stock-based compensation of $119, increases in costs associated with our foreign operations of $169, higher travel costs of $152 and other miscellaneous offsetting items of $67.

Research and development expenses for the quarters ended March 31, 2013 and 2012 were $933 and $506, respectively. The Company plans to continue focusing on increased R&D efforts in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest expense for the three-month period ended March 31, 2013 and 2012 totaled $0 and $25, respectively, and relates to borrowings under the Beijing Fuel Tech Facility in 2012.

Income tax benefit (expense) for the quarters ended March 31, 2013 and 2011 was $3 and ($945), respectively. The current quarter effective tax rate of 12.5% is lower than the statutory rate of 34% as a result of a discrete item for the 2012 research and development tax credit, which was passed into law on January 3, 2013, offset by losses for which we receive no income tax benefit in foreign jurisdictions.

Liquidity and Sources of Capital

At March 31, 2013, Fuel Tech had cash and cash equivalents of $15,201 and working capital of $39,189 versus cash and cash equivalents of $24,497 and working capital of $38,918 at December 31, 2012.

Operating activities used cash of $8,400 during the three-month period ended March 31, 2013. This decrease in cash from operations was primarily due to working capital changes including an increase in the outstanding accounts receivable and inventory balances of $7,584 and payments of outstanding accounts payable and accrued expenses of $3,227, offset by decreases in prepaid expenses and other assets of $986 and noncash items of $1,446. Investing activities used cash of $555 during the three-month period ended March 31, 2013 due to purchases of property, equipment, and patents. Financing activities used cash of $101 for the acquisition of common shares held in treasury that were withheld from employees for taxes due upon lapsing of restricted stock units.

On June 30, 2011, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2013. The amendment decreases the total borrowing base of the facility to $15,000 from $25,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined under a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2013 and December 31, 2012, there were no outstanding borrowings on the amended or previous credit facilities.

The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 1.5:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At March 31, 2013, the Company was in compliance with all financial covenants specified by the Facility.

At March 31, 2013 and December 31, 2012, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $7,422 and $7,432, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2013 and December 31, 2012, there were no cash borrowings under the domestic revolving credit facility and approximately $7,578 and $7,568, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 29, 2012, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,572), which expires on June 30, 2013. This new credit facility replaced the previous RMB 35 million facility that expired on June 28, 2012. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2013 and December 31, 2012, Beijing Fuel Tech had no outstanding borrowings on the amended or previous credit facilities.

At March 31, 2013 and December 31, 2012, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $1,205 and $1,112, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2013 and December 31, 2012, approximately $4,366 and $4,429 was available for future borrowings.

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

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note M. The warranty liability balance during the three months ended March 31, 2013 decreased by approximately $30.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2012 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk Management

Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts nor into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Fuel Tech is also exposed to changes in interest rates primarily due to its debt facilities (refer to Note K to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2013.

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

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2012 have not materially changed.

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

The following table summarizes our share repurchase programs since their inception:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program

Phase One Program
August 25, 2011 through September 30, 2011	571,554	$5.89	$3,367	$2,633
October 1, 2011 through December 31, 2011	130,160	5.71	744	1,889
January 1, 2012 through March 31, 2012	334,636	5.64	1,889	—

Phase Two Program
April 1, 2012 through June 30, 2012	1,124,797	4.70	5,290	710
July 1, 2012 through September 30, 2012	145,443	4.88	710	—

Total	2,306,590	$5.20	$12,000	$—

Item 6.	Exhibits

a.	Exhibits (all filed herewith)

4.1	Fuel Tech, Inc. 2013 Executive Officer Incentive Plan

4.2	Fuel Tech, Inc. Form of 2012 Executive Performance RSU Award Agreement Revised as of May 6, 2013.

4.3	Fuel Tech, Inc. Form of 2013 Executive Performance RSU Award Agreement Revised as of May 6, 2013.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.1	INSXBRL Instance Document

101.2	SCHXBRL Taxonomy Extension Schema Document

101.3	CALXBRL Taxonomy Extension Calculation Linkbase Document

101.4	DEFXBRL Taxonomy Extension Definition Linkbase Document

101.5	LABXBRL Taxonomy Extension Label Linkbase Document

101.6	PREXBRL Taxonomy Extension Prevention Linkbase Document

FUEL TECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2013	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2013	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)