Form 10-Q
period 2013-09-30
FUEL TECH, INC.
filed 2013-11-12
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 12, 2013 there were outstanding 22,381,123 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the nine-month period ended September 30, 2013

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$23,672	$24,453
Marketable securities	28	44
Accounts receivable, net of allowance for doubtful accounts of $945 and $460, respectively	43,430	30,169
Inventories	538	513
Prepaid expenses and other current assets	2,555	3,956
Prepaid income taxes	—	156
Deferred income taxes	555	573
Total current assets	70,778	59,864
Property and equipment, net of accumulated depreciation of $19,551 and $19,421, respectively	13,484	13,749
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $4,906 and $4,270, respectively	4,420	4,838
Deferred income taxes	6	3,688
Other assets	2,438	2,707
Total assets	$112,177	$105,897
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	1,626	—
Accounts payable	12,521	12,828
Accrued liabilities:
Employee compensation	3,830	3,175
Income taxes payable	353	—
Other accrued liabilities	6,032	4,943
Total current liabilities	24,362	20,946
Other liabilities	800	715
Total liabilities	25,162	21,661
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 22,478,488 and 22,111,675 shares issued, and 22,381,123 and 22,102,549 outstanding, respectively	225	221
Additional paid-in capital	131,500	133,498
Accumulated deficit	(44,433)	(49,128)
Accumulated other comprehensive income (loss)	37	(392)
Nil coupon perpetual loan notes	76	76
Treasury stock, 97,365 and 9,126 shares in 2013 and 2012, respectively, at cost	(390)	(39)
Total shareholders’ equity	87,015	84,236
Total liabilities and shareholders’ equity	$112,177	$105,897
See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$33,555	$24,907	$85,131	$71,030
Costs and expenses:
Cost of sales	18,455	14,671	48,734	39,771
Selling, general and administrative	9,304	8,064	27,069	24,932
Research and development	461	569	1,824	2,044
	28,220	23,304	77,627	66,747
Operating income	5,335	1,603	7,504	4,283
Interest expense	(19)	(16)	(29)	(90)
Interest income	14	16	43	56
Other expense	(82)	(27)	(291)	(78)
Income before income taxes	5,248	1,576	7,227	4,171
Income tax expense	(1,768)	(382)	(2,532)	(1,366)
Net income	$3,480	$1,194	$4,695	$2,805
Net income per common share:
Basic	$0.16	$0.05	$0.21	$0.12
Diluted	$0.15	$0.05	$0.21	$0.12
Weighted-average number of common shares outstanding:
Basic	22,376,000	22,105,000	22,229,000	22,932,000
Diluted	22,534,000	23,022,000	22,458,000	23,749,000
See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$3,480	$1,194	$4,695	$2,805
Other comprehensive income (loss):
Foreign currency translation adjustments	162	(420)	439	(316)
Unrealized gains (losses) from marketable securities, net of tax	2	11	(10)	—
Total other comprehensive income (loss)	164	(409)	429	(316)
Comprehensive income	$3,644	$785	$5,124	$2,489
See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$4,695	$2,805
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,662	1,644
Amortization	636	680
Bad debt expense (recovery)	475	(113)
Deferred income taxes	(16)	(170)
Stock-based compensation	1,207	844
Changes in operating assets and liabilities:
Accounts receivable	(13,333)	4,890
Inventories	(19)	(646)
Prepaid expenses, other current assets and other non-current assets	1,708	741
Accounts payable	1,489	(653)
Accrued liabilities and other non-current liabilities	880	(3,488)
Net cash (used in) provided by operating activities	(616)	6,534
Investing Activities
Purchases of property, equipment and patents	(1,611)	(2,071)
Net cash used in investing activities	(1,611)	(2,071)
Financing Activities
Payments to repurchase common stock	—	(7,889)
Proceeds from short-term borrowings	1,608	—
Acquisition of treasury stock	(351)	—
Net cash provided by (used in) financing activities	1,257	(7,889)
Effect of exchange rate fluctuations on cash	189	(320)
Net decrease in cash and cash equivalents	(781)	(3,746)
Cash and cash equivalents at beginning of period	24,453	28,229
Cash and cash equivalents at end of period	$23,672	$24,483
See notes to consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. The completed contract method is used for certain contracts when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of September 30, 2013, and December 31, 2012, the Company had two contracts in progress that were identified as a loss contracts and a provision for loss in the amounts of $1 and $57, respectively, were recorded in other accrued liabilities on the consolidated balance sheets.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At September 30, 2013 and December 31, 2012, unbilled receivables were approximately $22,569 and $15,661, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,614 and $1,703, at September 30, 2013 and December 31, 2012, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.
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

Note F:        Available-for-Sale Marketable Securities
At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $28 and $44 and no cost basis at September 30, 2013 and December 31, 2012.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3)the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended September 30, 2013 and 2012.

Note G:        Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Foreign currency translation
Balance at beginning of period	$(142)	$449	$(419)	$345
Other comprehensive income:
Foreign currency translation adjustments (1)	162	(420)	439	(316)
Balance at end of period	$20	$29	$20	$29
Available-for-sale marketable securities
Balance at beginning of period	$15	$25	$27	$36
Other comprehensive income (loss):
Net unrealized holding gain (loss) (2)	4	17	(16)	—
Deferred income taxes (2)	(2)	(6)	6	—
Total other comprehensive income (loss)	2	11	(10)	—
Balance at end of period	$17	$36	$17	$36
Total accumulated other comprehensive income	$37	$65	$37	$65

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

Note H:        Treasury Stock
Common stock held in treasury totaled 97,365 and 9,126 with a cost of $390 and $39 at September 30, 2013 and December 31, 2012, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the first three quarters of 2013 and fourth quarter of 2012.

Note I:        Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of stock options, restricted stock units, and of the nil coupon non-redeemable convertible unsecured loan notes. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three-month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted-average shares	22,376,000	22,105,000	22,229,000	22,932,000
Conversion of unsecured loan notes	7,000	7,000	7,000	7,000
Unvested options and RSUs	151,000	910,000	222,000	810,000
Diluted weighted-average shares	22,534,000	23,022,000	22,458,000	23,749,000

Fuel Tech had 2,031,000 and 1,547,000 weighted average stock awards outstanding at September 30, 2013 and 2012, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

Note J:        Stock-Based Compensation
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance awards, bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At September 30, 2013, Fuel Tech had approximately 398,000 equity awards available for issuance under the Incentive Plan.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three- and nine- month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options and restricted stock units	$542	$460	$1,207	$800
Deferred directors fees	—	12	—	44
Total stock-based compensation expense	542	472	1,207	844
Tax benefit of stock-based compensation expense	(203)	(173)	(450)	(302)
After-tax effect of stock-based compensation	$339	$299	$757	$542
As of September 30, 2013, there was $3,056 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan.
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
Based on the results of the model, the weighted-average fair value of the stock options granted during the nine-month period ended September 30, 2013 was $1.79 per option using the following assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	1.01%
Expected volatility	55.2%
Expected life of option	4.7 years
Stock option activity for Fuel Tech’s Incentive Plan for the nine months ended September 30, 2013 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2013	1,914,000	$11.38
Granted	80,000	3.85
Exercised	(6,250)	3.80
Expired or forfeited	(67,000)	6.05
Outstanding on September 30, 2013	1,920,750	$11.27	3.74	$163
Exercisable on September 30, 2013	1,910,750	$11.30	3.72	$163
Non-vested stock option activity for the nine months ended September 30, 2013 was as follows:

	Non-Vested Stock Options Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2013	80,500	$5.35
Granted	80,000	1.79
Vested	(148,000)	3.53
Forfeited	(2,500)	5.98
Outstanding on September 30, 2013	10,000	$3.58
As of September 30, 2013, there was $28 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 0.9 year.
Restricted Stock Units
Restricted stock units (RSUs) granted to employees vest over time based on continued service (typically vesting over a three year period in equal installments). Such time-vested RSUs are valued at the date of grant using the intrinsic value method. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.
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

At September 30, 2013, there is $3,028 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 1.9 years.
A summary of restricted stock unit activity for the nine-month period ended September 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2013	752,024	$6.22
Granted	485,000	4.62
Forfeited	(54,654)	7.24
Vested	(360,563)	6.70
Unvested restricted stock units at September 30, 2013	821,807	$4.99
Deferred Directors Fees
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards. In the nine-month periods ended September 30, 2013 and 2012, Fuel Tech recorded $0 and $44, respectively, of stock-based compensation expense under the Deferred Plan.

Note K:        Debt
On June 30, 2013, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2015. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined by a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2013 and December 31, 2012, there were no outstanding borrowings on the credit facility.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $55,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At September 30, 2013, the Company was in compliance with all financial covenants specified by the Facility.
At September 30, 2013 and December 31, 2012, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $6,871 and $7,432, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At September 30, 2013 and December 31, 2012, there were no cash borrowings under the domestic revolving credit facility and approximately $8,129 and $7,568, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 28, 2013, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,690), which expires on June 27, 2014. This new credit facility replaced the previous RMB 35 million facility that expired on June 28, 2013. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2013 and December 31, 2012, Beijing Fuel Tech has borrowings outstanding in the amount of $1,626 and $0, respectively. These borrowings were subject to interest rates of approximately 7.0% at September 30, 2013 and December 31, 2012, respectively.
At September 30, 2013 and December 31, 2012, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $762 and $1,112, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At September 30, 2013 and December 31, 2012, approximately $3,302 and $4,429 was available for future borrowings.
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
Interest payments in the amount of $29 and $74 were made during the nine-month periods ended September 30, 2013 and 2012.

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

Information about reporting segment net sales and gross margin are provided below:

Three months ended September 30, 2013	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$23,420	$10,135	$—	$33,555
Cost of sales	(13,718)	(4,737)	—	(18,455)
Gross margin	9,702	5,398	—	15,100
Selling, general and administrative	—	—	(9,304)	(9,304)
Research and development	—	—	(461)	(461)
Operating income	$9,702	$5,398	$(9,765)	$5,335

Three months ended September 30, 2012	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$15,432	$9,475	$—	$24,907
Cost of sales	(10,282)	(4,389)	—	(14,671)
Gross margin	5,150	5,086	—	10,236
Selling, general and administrative	—	—	(8,064)	(8,064)
Research and development	—	—	(569)	(569)
Operating income	$5,150	$5,086	$(8,633)	$1,603

Nine months ended September 30, 2013	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$56,606	$28,525	$—	$85,131
Cost of sales	(35,384)	(13,350)	—	(48,734)
Gross margin	21,222	15,175	—	36,397
Selling, general and administrative	—	—	(27,069)	(27,069)
Research and development	—	—	(1,824)	(1,824)
Operating income	$21,222	$15,175	$(28,893)	$7,504

Nine months ended September 30, 2012	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$43,964	$27,066	$—	$71,030
Cost of sales	(26,984)	(12,787)	—	(39,771)
Gross margin	16,980	14,279	—	31,259
Selling, general and administrative	—	—	(24,932)	(24,932)
Research and development	—	—	(2,044)	(2,044)
Operating income	$16,980	$14,279	$(26,976)	$4,283
Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
United States	$20,685	$16,609	$50,795	$57,519
Foreign	12,870	8,298	34,336	13,511
	$33,555	$24,907	$85,131	$71,030

	September 30, 2013	December 31, 2012
Assets:
United States	$88,568	$86,466
Foreign	23,609	19,431
	$112,177	$105,897

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
Changes in the warranty liability for the nine months September 30, 2013, and 2012, are summarized below:

	Nine Months Ended September 30,
	2013	2012
Aggregate product warranty liability at beginning of period	$776	313
Net aggregate expense related to product warranties	208	710
Aggregate reductions for payments	(89)	(240)
Aggregate product warranty liability at end of period	$895	$783
 The Company was recently made aware by a property owner that certain environmental conditions may exist and certain related efforts have been undertaken at an industrial property located in Connecticut. The Company and a subsidiary of the Company each leased the industrial property for a limited period of time beginning in 1984 and potentially continuing into sometime in the early 1990s. The property owner has requested that we assume responsibility for these matters. We are in the process of evaluating this matter. At this stage we are unable to express an opinion with respect to the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our financial statements at September 30, 2013.

Note N:        Income Taxes
The Company’s effective tax rate of 35.0% and 32.7% for the nine-month periods ended September 30, 2013 and 2012, respectively, differs from the statutory federal tax rate of 34% due primarily to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, non-deductible meals and entertainment expenses, and provisions to reconcile our tax return deductions to the estimates in our prior year tax provision.
Fuel Tech had unrecognized tax benefits as of December 31, 2012 in the amount of $42, all of which, if ultimately recognized, will reduce Fuel Tech's annual effective tax rate. During the quarter ended September 30, 2013, the Company increased its accrual for unrecognized tax benefits to $104 as a result of an uncertain tax position related to the R&D tax credit taken on its 2012 tax return.

Note O:        Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM® technology segment and the APC technology segment. At September 30, 2013 and December 31, 2012, goodwill allocated to the FUEL CHEM technology segment was $1,723 while goodwill allocated to the APC technology segment was $19,328.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our last fair value measurement test, performed annually as of October 1, 2012 revealed no indications of impairment. There were no indications of goodwill impairment in the nine-month periods ended September 30, 2013 and 2012.

Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three- and nine-month periods ended September 30, 2013 and 2012.

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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $28 and $44 at September 30, 2013 and December 31, 2012, respectively, and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the nine-month periods ended September 30, 2013.
The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.

Note Q:        Recently Added and Pending Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which provides guidance on financial statement presentation of an unrecognized tax benefit (UTB) when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under this ASU, an entity with an unrecognized tax benefit that is 'not available' or not intended to be used at the reporting date to present the unrecognized tax as a liability that should not be combined with deferred tax assets. Otherwise, the unrecognized tax benefit should be presented as a reduction to the related deferred tax asset. These amendments are effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. Early adoption is permitted. The amendments should be applied prospectively, although retroactive application is permitted. The provisions of ASU 2013-11 are not expected to have a material impact on Fuel Tech's Consolidated Financial Statements.

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

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three months ended September 30, 2013 and 2012 were $33,555 and $24,907, respectively, representing an increase of 35% versus the same period last year. Revenues for the nine months ended September 30, 2013 increased 20% to $85,131 from $71,030 for the nine months ended September 30, 2012.
The Air Pollution Control (APC) technology segment generated revenues of $23,420 and $56,606 for the three- and nine-months ended September 30, 2013, respectively, an increase of $7,988 or 52%, and $12,642 or 29%, from the prior year periods reflecting work progress on international and domestic construction project bookings, particularly from a large project in Chile.
Consolidated APC backlog at September 30, 2013 was $33,389 versus backlog at September 30, 2012 of $52,310. Our current backlog consists of US domestic projects totaling $7,654 and international projects totaling $25,735.
The FUEL CHEM® technology segment generated revenues of $10,135 and $28,525 for the three- and nine-months ended September 30, 2013, respectively, an increase of $660, or 7%, and $1,459, or 5%, versus the respective prior year periods. The increase is due to a higher level of shipping activity at a few key existing customer accounts. However, the overall FUEL CHEM technology segment is still affected by the soft electric demand market and fuel switching as a result of low natural gas prices, which have led to unscheduled outages and coal combustion units operating at less than full capacity.

Consolidated gross margin percentage for the three-month periods ended September 30, 2013 and 2012 were 45% and 41%, respectively. For the three-month period, the gross margin percentage for the APC technology segment increased to 41% from 33% in the comparable prior-year period, primarily due to a higher concentration of domestic projects with higher gross margin percentages. For the FUEL CHEM technology segment, the gross margin percentage decreased slightly to 53% from 54% in the comparable prior-year quarter.

Consolidated gross margin percentage for the nine months ended September 30, 2013 and 2012 was 43% and 44%, respectively. The gross margin percentage for the APC technology segment decreased to 38% from 39% due to an increase in lower margin foreign projects as described above. For the FUEL CHEM technology segment, the gross margin percentage remained flat at 53% in 2013 and 2012.

Selling, general and administrative expenses (SG&A) for the three-month periods ended September 30, 2013 and 2012 were $9,304 and $8,064, respectively. This represents a four point decrease in SG&A as a percentage of revenues to 28% from 32%. On a total dollar basis SG&A increased $1,240 for the quarter versus the prior year, which was the result of increases in employee related costs of $430, bonuses and commissions of $199, stock compensation of $70, reserve for bad debts of $323 and administrative costs associated with our foreign operations of $148, which were partially offset by a decrease in professional fees of $139 and outside services of $104 . SG&A for the nine-month periods ended September 30, 2013 and 2012 were $27,069 and $24,932, respectively, which represents a three point decrease as a percentage of revenues to 32% from 35%. The increase of $2,137 on a total dollar basis was primarily related to increases in employee related costs of $659, outside service fees of $482, stock compensation of $363, travel costs of $152, reserve for bad debts of $361 and administrative costs related to our foreign subsidiaries of $851, partially offset by a decrease in bonuses and commissions of $294 and professional fees of $851.

Research and development expenses for the three- and nine-month periods ended September 30, 2013 were $461 and $1,824, respectively, compared to $569 and $2,044, in the same prior-year periods. The Company plans to continue focusing on increased R&D efforts in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest expense for the three- and nine-month periods ended September 30, 2013 and 2012 were $19 and $29, and $16 and $90, respectively, and related to borrowings under the Beijing Fuel Tech Facility.

Income tax expense for the three- and nine- months ended ended September 30, 2013 and 2012 were $1,768 and $2,532, and $382 and $1,366, respectively, and reflective of the Company's net income for the respective quarters. The Company is projecting a consolidated effective tax rate of 35% for 2013.
Liquidity and Sources of Capital

At September 30, 2013, Fuel Tech had cash and cash equivalents and short-term investments on hand of $23,700 and working capital of $46,416 versus $24,497 and $38,918 at December 31, 2012, respectively.

Operating activities used cash of $616 during the nine-month period ended September 30, 2013. This decrease in cash from operations was primarily due to an increase in the outstanding accounts receivable balance of $13,333, offset by cash generated by our net income of $4,695 plus non-cash expenses of $3,964, a decrease in prepaid and other current assets of $1,708, and an increase in the outstanding payable and accrued expense balances of $2,369.

Investing activities used cash of $1,611 during the nine-month period ended September 30, 2013 due to purchases of equipment and patents.

Financing activities generated cash of $1,257 as a result of proceeds borrowed under our Beijing Fuel Tech credit facility in the amount of $1,608, offset by cash used of $351 for the acquisition of common shares held in treasury that were withheld from employees for taxes due upon lapsing of restricted stock units.

On June 30, 2013, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2015. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined by a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2013 and December 31, 2012, there were no outstanding borrowings on the credit facility.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $55,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At September 30, 2013, the Company was in compliance with all financial covenants specified by the Facility.
At September 30, 2013 and December 31, 2012, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $6,871 and $7,432, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At September 30, 2013 and December 31, 2012, there were no cash borrowings under the domestic revolving credit facility and approximately $8,129 and $7,568, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 28, 2013, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,690), which expires on June 27, 2014. This new credit facility replaced the previous RMB 35 million facility that expired on June 28, 2013. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2013 and December 31, 2012, Beijing Fuel Tech has borrowings outstanding in the amount of $1,626 and $0, respectively. These borrowings were subject to interest rates of approximately 7.0% at September 30, 2013 and December 31, 2012, respectively.
At September 30, 2013 and December 31, 2012, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $762 and $1,112, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At September 30, 2013 and December 31, 2012, approximately $3,302 and $4,429 was available for future borrowings.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note M. The warranty liability balance during the nine-months ended September 30, 2013 increased by approximately $119.

The Company was recently made aware by a property owner that certain environmental conditions may exist and certain related efforts have been undertaken at an industrial property located in Connecticut. The Company and a subsidiary of the Company each leased the industrial property for a limited period of time beginning in 1984 and potentially continuing into sometime in the early 1990s. The property owner has requested that we assume responsibility for these matters. We are in the process of evaluating this matter. At this stage we are unable to express an opinion with respect to the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any amount for these claims in our financial statements at September 30, 2013.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
In August 2011, Fuel Tech’s Board of Directors authorized the repurchase of up to $6 million of its outstanding common shares through December 31, 2012. This initial program was completed in the quarter ended September 30, 2012. In May 2012, the Board of Directors authorized a second repurchase program allowing the Company to repurchase up to an additional $6 million of its outstanding common shares through June 30, 2013 and this repurchase program was completed in September 2012. The share repurchase programs were funded through the Company’s existing cash on hand. Purchases made pursuant to the programs are made in the open market. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, stock price, applicable legal requirements, and other factors.
During the course of the share repurchase programs, Fuel Tech repurchased an aggregate of 2,306,590 common shares for a total cost of approximately $12,000 including commissions of approximately $76. These acquired shares have been retired and are no longer shown as issued or outstanding shares.
The following table summarizes our share repurchase programs since their inception:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Phase One Program
August 25, 2011 through September 30, 2011	571,554	$5.89	$3,367	$2,633
October 1, 2011 through December 31, 2011	130,160	5.71	744	1,889
January 1, 2012 through March 31, 2012	334,636	5.64	1,889	—
Phase Two Program
April 1, 2012 through June 30, 2012	1,124,797	4.70	5,290	710
July 1, 2012 through September 30, 2012	145,443	4.88	710	—
Total	2,306,590	$5.20	$12,000	$—

Item 6.        Exhibits

a.	Exhibits (all filed herewith)

	10.1	Amendment No. 1 to Restated Supply Agreement, dated October 31, 2013, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, LLC

	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.1	INSXBRL Instance Document

	101.2	SCHXBRL Taxonomy Extension Schema Document

	101.3	CALXBRL Taxonomy Extension Calculation Linkbase Document

	101.4	DEFXBRL Taxonomy Extension Definition Linkbase Document

	101.5	LABXBRL Taxonomy Extension Label Linkbase Document

	101.6	PREXBRL Taxonomy Extension Prevention Linkbase Document

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)