Form 10-Q
period 2014-03-31
FUEL TECH, INC.
filed 2014-05-12
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 12, 2014 there were outstanding 22,794,080 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the three-month period ended March 31, 2014

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$24,918	$27,738
Marketable securities	76	30
Accounts receivable, net of allowance for doubtful accounts of $1,269 and $1,189, respectively	35,638	36,974
Inventories	916	443
Prepaid expenses and other current assets	2,668	2,196
Prepaid income taxes	2,333	1,407
Deferred income taxes	590	477
Total current assets	67,139	69,265
Property and equipment, net of accumulated depreciation of $20,566 and $20,077, respectively	12,797	13,027
Goodwill	21,051	21,051
Other intangible assets, net of accumulated amortization of $5,304 and $5,108, respectively	4,167	4,305
Other assets	2,371	2,410
Total assets	$107,525	$110,058
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$1,622	$1,636
Accounts payable	9,453	9,920
Accrued liabilities:
Employee compensation	2,110	4,460
Other accrued liabilities	5,729	4,630
Total current liabilities	18,914	20,646
Deferred income taxes	489	59
Other liabilities	725	730
Total liabilities	20,128	21,435
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 22,951,121 and 22,701,613 shares issued, and 22,794,080 and 22,592,956 shares outstanding, respectively	230	227
Additional paid-in capital	133,395	132,796
Accumulated deficit	(45,113)	(44,027)
Accumulated other comprehensive (loss) income	(444)	37
Nil coupon perpetual loan notes	76	76
Treasury stock, 157,041 and 108,657 shares in 2014 and 2013, respectively, at cost	(747)	(486)
Total shareholders’ equity	87,397	88,623
Total liabilities and shareholders’ equity	$107,525	$110,058
See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended March 31,
	2014	2013
Revenues	$18,661	$22,484
Costs and expenses:
Cost of sales	10,810	13,052
Selling, general and administrative	8,744	8,458
Research and development	244	933
	19,798	22,443
Operating (loss) income	(1,137)	41
Interest expense	(29)	—
Interest income	11	15
Other expense	(30)	(80)
Loss before income taxes	(1,185)	(24)
Income tax benefit	99	3
Net loss	$(1,086)	$(21)
Net loss per common share:
Basic	$(0.05)	$0.00
Diluted	$(0.05)	$0.00
Weighted-average number of common shares outstanding:
Basic	22,641,000	22,112,000
Diluted	22,641,000	22,112,000
See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(1,086)	$(21)
Other comprehensive loss:
Foreign currency translation adjustments	(509)	(263)
Unrealized gains from marketable securities, net of tax	28	—
Total other comprehensive loss	(481)	(263)
Comprehensive loss	$(1,567)	$(284)
See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net loss	$(1,086)	$(21)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	493	538
Amortization	196	211
Allowance for doubtful accounts	85	207
Deferred income taxes	305	161
Stock-based compensation	424	329
Changes in operating assets and liabilities:
Accounts receivable	1,059	(7,494)
Inventories	(474)	(90)
Prepaid expenses, other current assets and other non-current assets	(446)	986
Accounts payable	(409)	(1,106)
Accrued liabilities and other non-current liabilities	(1,988)	(2,121)
Net cash used in operating activities	(1,841)	(8,400)
Investing Activities
Purchases of property, equipment and patents	(322)	(555)
Net cash used in investing activities	(322)	(555)
Financing Activities
Proceeds from exercises of stock options	160	—
Excess tax benefit from exercises of stock options	12	—
Treasury shares withheld	(261)	(101)
Net cash used in financing activities	(89)	(101)
Effect of exchange rate fluctuations on cash	(568)	(240)
Net decrease in cash and cash equivalents	(2,820)	(9,296)
Cash and cash equivalents at beginning of period	27,738	24,453
Cash and cash equivalents at end of period	$24,918	$15,157
See notes to consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

Note C:        Revenue Recognition Policy
Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. The completed contract method is used for certain contracts that are not long-term in nature or when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of March 31, 2014 and December 31, 2013, the Company had two and three contracts in progress, respectively, that were identified as a loss contracts and a provision for loss in the amount of $31 and $68, respectively, were recorded in other accrued liabilities on the consolidated balance sheets.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At March 31, 2014 and December 31, 2013, unbilled receivables were approximately $14,401 and $12,599, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,488 and $1,206, at March 31, 2014 and December 31, 2013, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.
Fuel Tech has installed over 800 units with APC technology and normally provides performance guarantees to our customers based on the operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

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

Note F:        Available-for-Sale Marketable Securities
At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $76 and $30 and no cost basis at March 31, 2014 and December 31, 2013, respectively.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3)the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended March 31, 2014 and 2013.

Note G:        Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive (loss) income by component were as follows:

	Three Months Ended
	March 31,
	2014	2013
Foreign currency translation
Balance at beginning of period	$18	$(419)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(509)	(263)
Balance at end of period	$(491)	$(682)
Available-for-sale marketable securities
Balance at beginning of period	$19	$27
Other comprehensive income:
Net unrealized holding gain (2)	46	—
Deferred income taxes (2)	(18)	—
Total other comprehensive income	28	—
Balance at end of period	$47	$27
Total accumulated other comprehensive loss	$(444)	$(655)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

Note H:        Treasury Stock
Common stock held in treasury totaled 157,041 and 108,657 with a cost of $747 and $486 at March 31, 2014 and December 31, 2013, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during 2014 and 2013.

Note I:        Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. At March 31, 2014 and 2013, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three-month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Basic weighted-average shares	22,641,000	22,112,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested RSUs	—	—
Diluted weighted-average shares	22,641,000	22,112,000

Fuel Tech had 2,458,000 and 2,516,000 weighted average equity awards outstanding at March 31, 2014 and 2013, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

Note J:        Stock-Based Compensation
Fuel Tech has a stock-based employee compensation plan, referred to as the Fuel Tech, Inc. Incentive Plan (Incentive Plan), under which awards may be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance awards, bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be Fuel Tech’s directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of Fuel Tech’s business. The amount of shares that may be issued or reserved for awards to participants under a 2004 amendment to the Incentive Plan is 12.5% of outstanding shares calculated on a diluted basis. At March 31, 2014, Fuel Tech had approximately 637,000 equity awards available for issuance under the Incentive Plan.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three- month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Stock options and restricted stock units	$424	$329
Tax benefit of stock-based compensation expense	(163)	(120)
After-tax effect of stock-based compensation	$261	$209
As of March 31, 2014, there was $3,196 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan.
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
Stock option activity for Fuel Tech’s Incentive Plan for the three- months ended March 31, 2014 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2014	1,688,500	$11.88
Granted	—	—
Exercised	(30,000)	5.35
Expired or forfeited	—	—
Outstanding on March 31, 2014	1,658,500	$12.00	3.53	$226
Exercisable on March 31, 2014	1,648,500	$12.04	3.51	$226
Non-vested stock option activity for the three months ended March 31, 2014 was as follows:

	Non-Vested Stock Options Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2014	10,000	$6.10
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding on March 31, 2014	10,000	$6.10
As of March 31, 2014, there was $13 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. This cost is expected to be recognized during 2014.
Restricted Stock Units
Restricted stock units (RSUs) granted to employees vest over time based on continued service (typically vesting over a three year period in equal installments). Such time-vested RSUs are valued at fair value based on the closing price on the date of grant using the intrinsic value method. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.
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

At March 31, 2014, there is $3,183 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 2.19 years.
A summary of restricted stock unit activity for the three-month period ended March 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2014	772,016	$5.35
Granted	256,000	5.02
Forfeited	(11,166)	4.98
Vested	(217,674)	5.70
Unvested restricted stock units at March 31, 2014	799,176	$5.15
Deferred Directors Fees
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards. In the three-month periods ended March 31, 2014 and 2013, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

Note K:        Debt
On June 30, 2013, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2015. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined by a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2014 and December 31, 2013, there were no outstanding borrowings on the credit facility.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $55,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At March 31, 2014, the Company was in compliance with all financial covenants specified by the Facility.
At March 31, 2014 and December 31, 2013, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $4,135 and $3,478, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2014 and December 31, 2013, there were no cash borrowings under the domestic revolving credit facility and approximately $10,865 and $11,522, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 28, 2013, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,678), which expires on June 27, 2014. This credit facility replaced the previous RMB 35 million facility that expired on June 28, 2013. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2014 and December 31, 2013, Beijing Fuel Tech has borrowings outstanding in the amount of $1,622 and $1,636, respectively. These borrowings were subject to interest rates of approximately 7.0% at March 31, 2014 and December 31, 2013, respectively.
At March 31, 2014 and December 31, 2013, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $841 and $646, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2014 and December 31, 2013, approximately $3,215 and $3,443 was available for future borrowings.
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
Interest payments in the amount of $29 and $0 were made during the three-month periods ended March 31, 2014 and 2013.

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

Information about reporting segment net sales and gross margin are provided below:

Three months ended March 31, 2014	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$10,734	$7,927	$—	$18,661
Cost of sales	(7,030)	(3,780)	—	(10,810)
Gross margin	3,704	4,147	—	7,851
Selling, general and administrative	—	—	(8,744)	(8,744)
Research and development	—	—	(244)	(244)
Operating income (loss)	$3,704	$4,147	$(8,988)	$(1,137)

Three months ended March 31, 2013	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$12,947	$9,537	$—	$22,484
Cost of sales	(8,583)	(4,469)	—	(13,052)
Gross margin	4,364	5,068	—	9,432
Selling, general and administrative	—	—	(8,458)	(8,458)
Research and development	—	—	(933)	(933)
Operating income (loss)	$4,364	$5,068	$(9,391)	$41
Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended March 31,
	2014	2013
Revenues:
United States	$9,229	$12,866
Foreign	9,432	9,618
	$18,661	$22,484

	March 31, 2014	December 31, 2013
Assets:
United States	$80,008	$83,464
Foreign	27,517	26,594
	$107,525	$110,058

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
Changes in the warranty liability for the three months March 31, 2014, and 2013, are summarized below:

	Three Months Ended March 31,
	2014	2013
Aggregate product warranty liability at beginning of period	$596	$776
Net aggregate expense related to product warranties	(50)	(10)
Aggregate reductions for payments	(14)	(20)
Aggregate product warranty liability at end of period	$532	$746

Note N:        Income Taxes
The Company’s effective tax rate of 8.4% and 12.5% for the three-month periods ended March 31, 2014 and 2013, respectively, differs from the statutory federal tax rate of 34% due primarily to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.
Fuel Tech had unrecognized tax benefits as of March 31, 2014 and December 31, 2013 in the amount of $65, respectively, all of which, if ultimately recognized, will reduce Fuel Tech's annual effective tax rate.

Note O:        Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM® technology segment and the APC technology segment. At March 31, 2014 and December 31, 2013, goodwill allocated to the FUEL CHEM technology segment was $1,723 while goodwill allocated to the APC technology segment was $19,328.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our last annual fair value measurement test, performed as of October 1, 2013 revealed no indications of impairment. There were no indications of goodwill impairment in the three-month periods ended March 31, 2014 and 2013.

Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three-month periods ended March 31, 2014 and 2013.

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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $76 and $30 at March 31, 2014 and December 31, 2013, respectively, and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the three-month periods ended March 31, 2014 and 2013.
The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.

Note Q:        Recently Added and Pending Accounting Pronouncements

On January 1, 2014, Fuel Tech adopted changes issued by the Financial Accounting Standards Board (FASB) to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. The adoption of these changes had no impact on the Consolidated Financial Statements, as Fuel Tech does not currently have any such arrangements.
On January 1, 2014, Fuel Tech adopted changes issued by the FASB to a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. The adoption of these changes had no impact on the Consolidated Financial Statements. This guidance will need to be considered in the event Fuel Tech initiates any of the transactions described above.
On January 1, 2014, Fuel Tech adopted changes issued by the FASB to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. The adoption of these changes did not result in a significant impact on the Consolidated Financial Statements.

Note R:        Subsequent Events

On April 28, 2014, Fuel Tech entered into, and on April 30, 2014 closed on a stock purchase transaction of 100% of the capital stock (“Shares”) of Cleveland Roll Forming Environmental Division, Inc. d/b/a PECO (“PECO”), an Ohio corporation. Pursuant to the stock purchase agreement, PECO became a wholly owned subsidiary of Fuel Tech. Fuel Tech paid to the Seller total cash consideration of $7.25 million. The stock purchase agreement contains customary representations, warranties and indemnities.

PECO specializes in electrostatic precipitator (ESP) rebuilds, retrofits and associated products and services. This acquisition broadens our APC product portfolio and grants us immediate access into the fast-growing particulate control market, creating opportunities both domestically and abroad.

We are currently in the process of determining the fair value of the assets acquired and liabilities assumed and calculating the purchase price allocation to these assets and liabilities. We have not presented pro-forma financial information related to the acquisition because this information is not currently available and therefore it is not practical to do so.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three months ended March 31, 2014 and 2013 were $18,661 and $22,484, respectively, representing an 17% decrease versus the same period last year.
The Air Pollution Control (APC) technology segment generated revenues of $10,734 for the three-months ended March 31, 2014, a decrease of $2,213 or 17% from the prior period amount of $12,947.
Consolidated APC backlog at March 31, 2014 was $14,995 versus backlog at March 31, 2013 of $44,673. Our current backlog consists of US domestic projects totaling $2,413 and international projects totaling $12,582.
The FUEL CHEM® technology segment generated revenues of $7,927 for the three-months ended March 31, 2014, a decrease of $1,610, or 17% versus the respective prior year period amount of $9,537. This segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating less than capacity.

Consolidated gross margin percentage for the three-month periods ended March 31, 2014 and 2013 was 42% for both respective periods. For the APC technology segment, the gross margin percentage increased slightly to 35% from 34% in the comparable prior-year period. For the FUEL CHEM technology segment, the gross margin percentage decreased slightly to 52% from 53% in the comparable prior-year quarter.

Selling, general and administrative expenses (SG&A) for the three-month periods ended March 31, 2014 and 2013 were $8,744 and $8,458, respectively. This represents an nine point increase in SG&A as a percentage of revenues to 47% from 38%. On a total dollar basis SG&A increased $286 for the quarter versus the prior year, which was the result of increases in professional fees of $218, outside consulting fees of $136, stock compensation of $95, and administrative costs associated with our foreign operations of $90, which were partially offset by a decrease in employee related costs of $254.

Research and development expenses for the three-month periods ended March 31, 2014 and 2013 were $244 and $933, respectively. The Company plans to continue focusing on increased R&D efforts in the pursuit of commercial applications for its technologies outside of its traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest expense for the three-month periods ended March 31, 2014 and 2013 were $29 and $0, respectively, and relates to borrowings under the Beijing Fuel Tech Facility.

Income tax benefit for the three-months ended ended March 31, 2014 and 2013 were $99 and $3, respectively, and reflective of the Company's net loss for the respective quarters. The Company is projecting a consolidated effective tax rate of 13% for 2014.
Liquidity and Sources of Capital

At March 31, 2014, Fuel Tech had cash and cash equivalents and short-term investments on hand of $24,994 and working capital of $48,225 versus $27,768 and $48,619 at December 31, 2013, respectively.

Operating activities used cash of $1,841 during the three-month period ended March 31, 2014. This decrease in cash from operations was primarily due to cash used by our net loss of $1,086, an increase in inventories and prepaid expenses of $920 and a decrease in the outstanding accounts payable and accrued liabilities balances of $2,397, offset by non-cash expenses of $1,503, and a decrease in accounts receivable of $1,059.

Investing activities used cash of $322 during the three-month period ended March 31, 2014 due to purchases of equipment and patents.

Financing activities used cash of $89 as a result of cash used of $261 for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units, offset by $172 in cash proceeds and excess tax benefits from the exercise of stock options.

On June 30, 2013, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2015. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined by a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2014 and December 31, 2013, there were no outstanding borrowings on the credit facility.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $55,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At March 31, 2014, the Company was in compliance with all financial covenants specified by the Facility.
At March 31, 2014 and December 31, 2013, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $4,135,000 and $3,478, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2014 and December 31, 2013, there were no cash borrowings under the domestic revolving credit facility and approximately $10,865,000 and $11,522, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 28, 2013, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,678), which expires on June 27, 2014. This credit facility replaced the previous RMB 35 million facility that expired on June 28, 2013. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2014 and December 31, 2013, Beijing Fuel Tech has borrowings outstanding in the amount of $1,622 and $1,636, respectively. These borrowings were subject to interest rates of approximately 7.0% at March 31, 2014 and December 31, 2013, respectively.
At March 31, 2014 and December 31, 2013, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $841 and $646, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2014 and December 31, 2013, approximately $3,215 and $3,443 was available for future borrowings.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note M. The warranty liability balance during the three-months ended March 31, 2014 decreased by approximately $64.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2013 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

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
Changes in Internal Control over Financial Reporting
There were changes as described below in Fuel Tech's internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect Fuel Tech's internal control over financial reporting.
During the first quarter of 2014, Fuel Tech implemented a series of Epicor ERP modules, including a new general ledger and chart of accounts, new reporting and accounts payable and new procurement and materials management modules. The introduction of these ERP modules and the related workflow capabilities resulted in changes to Fuel Tech's financial reporting controls and procedures, with such changes identified during the implementation of the ERP modules. Therefore, as appropriate, Fuel Tech is modifying the design and documentation of internal control process and procedures relating to the new system to supplement and complement existing internal controls over financial reporting. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in Fuel Tech's control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
We are from time to time involved in litigation incidental to our business. We are not currently involved in any litigation in which we believe an adverse outcome would have a material effect on our business, financial conditions, results of operations, or prospects.

Item 1A.        Risk Factors
The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2013 have not materially changed.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.        Exhibits

a.	Exhibits (all filed herewith)

	10.1	Stock Purchase Agreement, dated April 28, 2014, between Fuel Tech, Inc. and Lawrence Ekey

	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.1	INSXBRL Instance Document

	101.2	SCHXBRL Taxonomy Extension Schema Document

	101.3	CALXBRL Taxonomy Extension Calculation Linkbase Document

	101.4	DEFXBRL Taxonomy Extension Definition Linkbase Document

	101.5	LABXBRL Taxonomy Extension Label Linkbase Document

	101.6	PREXBRL Taxonomy Extension Prevention Linkbase Document

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2014	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)