Form 10-Q
period 2014-06-30
FUEL TECH, INC.
filed 2014-08-11
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 11, 2014 there were outstanding 22,835,325 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the six-month period ended June 30, 2014

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$16,906	$27,738
Marketable securities	54	30
Accounts receivable, net of allowance for doubtful accounts of $1,266 and $1,189, respectively	36,344	36,974
Inventories	1,360	443
Prepaid expenses and other current assets	2,959	2,196
Prepaid income taxes	1,935	1,407
Deferred income taxes	771	477
Total current assets	60,329	69,265
Property and equipment, net of accumulated depreciation of $21,014 and $20,077, respectively	13,407	13,027
Goodwill	28,519	21,051
Other intangible assets, net of accumulated amortization of $5,498 and $5,108, respectively	4,063	4,305
Other assets	1,871	2,410
Total assets	$108,189	$110,058
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2,355	$1,636
Accounts payable	8,509	9,920
Accrued liabilities:
Employee compensation	1,758	4,460
Other accrued liabilities	7,172	4,630
Total current liabilities	19,794	20,646
Deferred income taxes	144	59
Other liabilities	509	730
Total liabilities	20,447	21,435
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 22,993,435 and 22,701,613 shares issued, and 22,835,325 and 22,592,956 shares outstanding, respectively	230	227
Additional paid-in capital	134,328	132,796
Accumulated deficit	(45,833)	(44,027)
Accumulated other comprehensive (loss) income	(306)	37
Nil coupon perpetual loan notes	76	76
Treasury stock, 158,110 and 108,657 shares in 2014 and 2013, respectively, at cost	(753)	(486)
Total shareholders’ equity	87,742	88,623
Total liabilities and shareholders’ equity	$108,189	$110,058
See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$20,190	$29,092	$38,851	$51,576
Costs and expenses:
Cost of sales	11,677	17,227	22,487	30,279
Selling, general and administrative	8,959	9,307	17,703	17,765
Research and development	225	430	469	1,363
	20,861	26,964	40,659	49,407
Operating (loss) income	(671)	2,128	(1,808)	2,169
Interest expense	(34)	(10)	(63)	(10)
Interest income	6	14	17	29
Other expense	(39)	(129)	(69)	(209)
(Loss) income before income taxes	(738)	2,003	(1,923)	1,979
Income tax benefit (expense)	18	(767)	117	(764)
Net (loss) income	$(720)	$1,236	$(1,806)	$1,215
Net (loss) income per common share:
Basic	$(0.03)	$0.06	$(0.08)	$0.05
Diluted	$(0.03)	$0.05	$(0.08)	$0.05
Weighted-average number of common shares outstanding:
Basic	22,814,000	22,197,000	22,728,000	22,155,000
Diluted	22,814,000	23,295,000	22,728,000	23,133,000
See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(720)	$1,236	$(1,806)	$1,215
Other comprehensive income (loss):
Foreign currency translation adjustments	151	540	(358)	277
Unrealized (losses) gains from marketable securities, net of tax	(13)	(12)	15	(12)
Total other comprehensive income (loss)	138	528	(343)	265
Comprehensive (loss) income	$(582)	$1,764	$(2,149)	$1,480
See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net (loss) income	$(1,806)	$1,215
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	944	1,105
Amortization	390	422
Allowance for doubtful accounts	85	152
Deferred income taxes	(141)	613
Stock-based compensation	1,225	665
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,584	(11,084)
Inventories	(856)	(202)
Prepaid expenses, other current assets and other non-current assets	(229)	2,584
Accounts payable	(2,451)	221
Accrued liabilities and other non-current liabilities	(1,656)	3,817
Net cash used in operating activities	(1,911)	(492)
Investing Activities
Purchases of property, equipment and patents	(1,193)	(1,326)
Payment for acquisitions, net of cash acquired	(8,079)	—
Net cash used in investing activities	(9,272)	(1,326)
Financing Activities
Proceeds on short-term borrowings	732	799
Proceeds from exercises of stock options	298	—
Excess tax benefit from exercises of stock options	7	—
Treasury shares withheld	(267)	(351)
Net cash provided by financing activities	770	448
Effect of exchange rate fluctuations on cash	(419)	30
Net decrease in cash and cash equivalents	(10,832)	(1,340)
Cash and cash equivalents at beginning of period	27,738	24,453
Cash and cash equivalents at end of period	$16,906	$23,113
See notes to consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Fuel Tech’s special focus is the worldwide marketing of its nitrogen oxide (NOx) reduction and FUEL CHEM® processes. The Air Pollution Control (APC) technology segment reduces NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources by utilizing combustion optimization techniques and Low NOx and Ultra Low NOx Burners; Over-Fire Air systems, NOxOUT® and HERT™ High Energy Reagent Technology™ SNCR systems; systems that incorporate ASCR™ (Advanced Selective Catalytic Reduction) technologies including NOxOUT-CASCADE®, ULTRA™ and NOxOUT-SCR® processes, Ammonia Injection Grid (AIG) and Graduated Straightening Grid (GSG™), as well as Electrostatic Precipitator rebuilds and Flue Gas Conditioning systems to control particulate emissions. The FUEL CHEM® technology segment improves the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling and corrosion, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide, NOx and unburned carbon in fly ash through the addition of chemicals into the fuel or via TIFI® Targeted In-Furnace Injection™ programs. Fuel Tech has other technologies, both commercially available and in the development stage, all of which are related to APC and FUEL CHEM technology segments or are similar in their technological base. We have expended significant resources in the research and development of new technologies in building our proprietary portfolio of air pollution control, fuel and boiler treatment chemicals, computer modeling and advanced visualization technologies. Fuel Tech’s business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

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
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. The completed contract method is used for certain contracts that are not long-term in nature or when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of June 30, 2014 and December 31, 2013, the Company had one and three contracts in progress, respectively, that were identified as a loss contracts and a provision for loss in the amount of $25 and $68, respectively, were recorded in other accrued liabilities on the consolidated balance sheets.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At June 30, 2014 and December 31, 2013, unbilled receivables were approximately $13,302 and $12,599, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,600 and $1,206, at June 30, 2014 and December 31, 2013, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.
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

Note F:        Available-for-Sale Marketable Securities
At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $54 and $30 and no cost basis at June 30, 2014 and December 31, 2013, respectively.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3)the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended June 30, 2014 and 2013.

Note G:        Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive (loss) income by component were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Foreign currency translation
Balance at beginning of period	$(491)	$(682)	$18	$(419)
Other comprehensive loss:
Foreign currency translation adjustments (1)	151	540	(358)	277
Balance at end of period	$(340)	$(142)	$(340)	$(142)
Available-for-sale marketable securities
Balance at beginning of period	$47	$27	$19	$27
Other comprehensive income:
Net unrealized holding gain (2)	(22)	(20)	24	(20)
Deferred income taxes (2)	9	8	(9)	8
Total other comprehensive income	(13)	(12)	15	(12)
Balance at end of period	$34	$15	$34	$15
Total accumulated other comprehensive loss	$(306)	$(127)	$(306)	$(127)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

Note H:        Treasury Stock
Common stock held in treasury totaled 158,110 and 108,657 with a cost of $753 and $486 at June 30, 2014 and December 31, 2013, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during 2014 and 2013.

Note I:        Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. At June 30, 2014, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and six- month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted-average shares	22,814,000	22,197,000	22,728,000	22,155,000
Conversion of unsecured loan notes	—	7,000	—	7,000
Unexercised options and unvested RSUs	—	1,091,000	—	971,000
Diluted weighted-average shares	22,814,000	23,295,000	22,728,000	23,133,000

Fuel Tech had 1,434,000 and 1,658,000 weighted average equity awards outstanding at June 30, 2014 and 2013, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

Note J:        Stock-Based Compensation

Fuel Tech’s 2014 Long-term Incentive Plan (2014 Plan) was adopted in May 2014, and replaced our prior incentive plan which was first approved by our stockholders in 1993 and subsequently amended and approved by our stockholders in 2004 (FTIP). No further grants will be made from the FTIP. The 2014 Plan and FTIP are referred to collectively as the Incentive Plans.

The 2014 Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (in the form of equity or cash bonuses), dividend equivalents on full value awards and other awards (which may be based in whole or in part on the value of our common stock or other property). Directors, salaried employees, and consultants of Fuel Tech and its commonly-controlled affiliates are eligible to participate in the 2014 Plan. The number of shares originally reserved for share-based awards under the 2014 Plan equaled 2,000,000 shares, less the number of share-based awards made under the FTIP between December 31, 2013 and the effectiveness of the 2014 Plan. As of June 30, 2014, Fuel Tech had 1,437,150 shares available for share-based awards under the 2014 Plan.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three and six- month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options and restricted stock units	$801	$336	$1,225	$665
Tax benefit of stock-based compensation expense	(309)	(122)	(472)	(242)
After-tax effect of stock-based compensation	$492	$214	$753	$423
As of June 30, 2014, there was $4,091 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plans.
Stock Options
Stock options granted to employees under the Incentive Plans have a 10-year life and they vest as follows: 50% after the second anniversary of the award date, 25% after the third anniversary, and the final 25% after the fourth anniversary of the award date. Fuel Tech calculates stock compensation expense for employee option awards based on the grant date fair value of the award, less expected annual forfeitures, and recognizes expense on a straight-line basis over the four-year service period of the award. Stock options granted to members of our board of directors vest immediately. Stock compensation for these awards is based on the grant date fair value of the award and is recognized in expense immediately.

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
Stock option activity for Fuel Tech’s Incentive Plans for the six- months ended June 30, 2014 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2014	1,688,500	$11.88
Granted	94,500	5.22
Exercised	(60,000)	4.96
Expired or forfeited	(5,000)	22.63
Outstanding on June 30, 2014	1,718,000	$11.73	3.71	$417
Exercisable on June 30, 2014	1,708,000	$11.76	3.69	$417
Non-vested stock option activity for the six months ended June 30, 2014 was as follows:

	Non-Vested Stock Options Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2014	10,000	$6.10
Granted	94,500	5.20
Vested	(94,500)	5.20
Forfeited	—	—
Outstanding on June 30, 2014	10,000	$6.10
As of June 30, 2014, there was $6 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans. This cost is expected to be recognized during 2014.
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
In addition to the time vested RSUs described above, commencing in 2011, on an annual basis the Company entered into performance-based RSU agreements (the Agreements) with each of the Company’s President/Chief Executive Officer, Treasurer/Chief Financial Officer, Executive Vice President of Marketing & Sales, and Executive Vice President and Chief Operating Officer. Commencing in 2013, the Company’s Senior Vice President, General Counsel, and Secretary also entered into an agreement. The Agreements provide each participating executive the opportunity to earn three types of awards with each award type specifying a targeted number of RSUs that may be granted to each executive based on either the individual performance of the executive or the Company’s relative performance compared to a peer group, as determined by the award type. The Compensation Committee of our Board of Directors (the Committee) determines the extent to which, if any, RSUs will be granted based on the achievement of the applicable performance criteria specified in the Agreement. This determination will be made following the completion of the applicable performance period (each a Determination Date). Such performance based awards include the following:

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

At June 30, 2014, there is $4,085 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 2.09 years.
A summary of restricted stock unit activity for the six-month period ended June 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2014	772,016	$5.35
Granted	484,450	5.44
Forfeited	(14,515)	5.16
Vested	(230,507)	5.68
Unvested restricted stock units at June 30, 2014	1,011,444	$5.32
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards. In the six-month periods ended June 30, 2014 and 2013, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

Note K:        Debt
On June 30, 2013, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2015. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined by a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of June 30, 2014 and December 31, 2013, there were no outstanding borrowings on the credit facility.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $55,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At June 30, 2014, the Company was in compliance with all financial covenants specified by the Facility.
At June 30, 2014 and December 31, 2013, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $3,863 and $3,478, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2014 and December 31, 2013, there were no cash borrowings under the domestic revolving credit facility and approximately $11,137 and $11,522, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 27, 2014, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,684), which expires on June 26, 2015. This credit facility replaced the previous RMB 35 million facility that expired on June 27, 2014. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2014 and December 31, 2013, Beijing Fuel Tech has borrowings outstanding in the amount of $2,355 and $1,636, respectively. These borrowings were subject to interest rates of approximately 7.0% at June 30, 2014 and December 31, 2013, respectively.
At June 30, 2014 and December 31, 2013, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $916 and $646, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At June 30, 2014 and December 31, 2013, approximately $2,413 and $3,443 was available for future borrowings.
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
Interest payments in the amount of $63 and $10 were made during the six-month periods ended June 30, 2014 and 2013.

Note L:        Business Segment and Geographic Disclosures
Fuel Tech segregates its financial results into two reportable segments representing two broad technology segments as follows:

•
The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low and Ultra Low NOx Burners (LNB and ULNB), Over-Fire Air (OFA) systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction (SNCR) systems, and Advanced Selective Catalytic Reduction (ASCR™) systems. The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSG™) systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The NOxOUT CASCADE® and NOxOUT-SCR® processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA™ technology creates ammonia at a plant site using safe urea for use with any SCR application. Also included in this technology segment are Electrostatic Precipitator (ESP) rebuilds and retrofits and Flue Gas Conditioning systems, which are chemical injection systems used to enhance ESP and fabric filter performance in controlling particulate emissions.

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

Information about reporting segment net sales and gross margin are provided below:

Three months ended June 30, 2014	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$11,304	$8,886	$—	$20,190
Cost of sales	(7,688)	(3,989)	—	(11,677)
Gross margin	3,616	4,897	—	8,513
Selling, general and administrative	—	—	(8,959)	$(8,959)
Research and development	—	—	(225)	$(225)
Operating income (loss)	$3,616	$4,897	$(9,184)	$(671)

Three months ended June 30, 2013	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$20,239	$8,853	$—	$29,092
Cost of sales	(13,083)	(4,144)	—	(17,227)
Gross margin	7,156	4,709	—	11,865
Selling, general and administrative	—	—	(9,307)	$(9,307)
Research and development	—	—	(430)	$(430)
Operating income (loss)	$7,156	$4,709	$(9,737)	$2,128

Six months ended June 30, 2014	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$22,038	$16,813	$—	$38,851
Cost of sales	(14,718)	(7,769)	—	(22,487)
Gross margin	7,320	9,044	—	16,364
Selling, general and administrative	—	—	(17,703)	$(17,703)
Research and development	—	—	(469)	$(469)
Operating income (loss)	$7,320	$9,044	$(18,172)	$(1,808)

Six months ended June 30, 2013	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$33,186	$18,390	$—	$51,576
Cost of sales	(21,666)	(8,613)	—	(30,279)
Gross margin	11,520	9,777	—	21,297
Selling, general and administrative	—	—	(17,765)	$(17,765)
Research and development	—	—	(1,363)	$(1,363)
Operating income (loss)	$11,520	$9,777	$(19,128)	$2,169

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
United States	$13,734	$17,244	$22,963	$30,110
Foreign	6,456	11,848	15,888	21,466
	$20,190	$29,092	$38,851	$51,576

	June 30, 2014	December 31, 2013
Assets:
United States	$79,377	$83,464
Foreign	28,812	26,594
	$108,189	$110,058

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
Changes in the warranty liability for the six months June 30, 2014, and 2013, are summarized below:

	Six Months Ended June 30,
	2014	2013
Aggregate product warranty liability at beginning of period	$596	$776
Net aggregate expense related to product warranties	(75)	98
Aggregate reductions for payments	(22)	(72)
Aggregate product warranty liability at end of period	$499	$802

Note N:        Income Taxes
The Company’s effective tax rate of 6% and 39% for the six-month periods ended June 30, 2014 and 2013, respectively, differs from the statutory federal tax rate of 34% due primarily to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

Fuel Tech had unrecognized tax benefits as of June 30, 2014 and December 31, 2013 in the amount of $65, respectively, all of which, if ultimately recognized, will reduce Fuel Tech's annual effective tax rate.

Note O:        Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM® technology segment and the APC technology segment. At June 30, 2014 and December 31, 2013, goodwill allocated to the FUEL CHEM technology segment was $1,723 and $1,723, respectively, while goodwill allocated to the APC technology segment was $26,796 and $19,328, respectively. The $7,468 increase in goodwill in the APC technology segment is due to the acquisitions of Cleveland Roll Forming Environmental Division, Inc. d/b/a PECO ("PECO"), and FGC, Inc. ("FGC") on April 30, 2014. The increase includes both amounts attributable to goodwill and to other finite-lived intangible assets because the allocation of the purchase price to the acquired assets and assumed liabilities is not yet completed due to the fact that the fair values of any potential finite-lived intangibles and other tangible assets is not yet known. Once the fair value measurements and purchase price allocation are completed, the amounts attributed to goodwill and other intangibles assets will change. Refer to Note R to the consolidated financial statements for additional details.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our last annual fair value measurement test, performed as of October 1, 2013 revealed no indications of impairment. There were no indications of goodwill impairment in the six-month periods ended June 30, 2014 and 2013.
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the six-month periods ended June 30, 2014 and 2013.

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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $54 and $30 at June 30, 2014 and December 31, 2013, respectively, and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the six-month periods ended June 30, 2014 and 2013.
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
In April 2014, the FASB issued changes to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. These changes become effective for Fuel Tech on January 1, 2015. Management has determined that the adoption of these changes will not have an immediate impact on the Consolidated Financial Statements. This guidance will need to be considered in the event Fuel Tech initiates a disposal transaction.
In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for Fuel Tech on January 1, 2017. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

Note R:        Business Acquisitions

On April 30, 2014 Fuel Tech acquired 100% of the capital stock of Cleveland Roll Forming Environmental Division, Inc. d/b/a PECO (“PECO”), and FGC, Inc. ("FGC"), both Ohio corporations. Pursuant to the stock purchase agreements, PECO and FGC became wholly owned subsidiaries of Fuel Tech. Fuel Tech paid to the sellers total net cash consideration of $8,079, which consists of the agreed upon purchase price of $8,250 plus a working capital adjustment of $391, less cash acquired of $562. The stock purchase agreements contains customary representations, warranties and indemnities.

PECO specializes in electrostatic precipitator (ESP) rebuilds, retrofits and associated products and services. FGC specializes in flue gas conditioning to enhance electrostatic precipitator and fabric filter performance in boilers. These acquisitions broaden our APC product portfolio and grants us immediate access into the fast-growing particulate control market, creating opportunities both domestically and abroad.

The PECO and FGC acquisitions is being accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on their estimated fair market values on the date of acquisition. These fair value estimates will be based on a third party valuation that is expected to be finalized in the third or forth quarter of 2014.
The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition. The approximate fair value of the assets and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of these assets and liabilities. Such changes could result in material variances between the Company's future financial results and the amounts presented in the unaudited pro forma information, including variances in estimated purchase price, fair values recorded, and expenses associated with these items.

Estimated Fair Values April 30, 2014

Current assets	$2,365
Property, plant and equipment	281
Current liabilities assumed	(2,035)
Total identifiable net assets acquired	611
Goodwill and other intangible assets	7,468
Total assets acquired	$8,079

Included in current assets is the estimated fair value of accounts receivable of $2,215. Goodwill and other intangible assets recorded in connection with the above acquisition is primarily attributable to the synergies expected to arise after the Company's acquisition of the businesses, customer relationships, backlog associated with construction-type contracts in process, trade names, and the assembled workforce of the acquired businesses. The goodwill will be attributed to our APC technology segment and is not expected to be deductible for tax purposes.

The following table summarizes the net sales and earnings before income taxes of PECO and FGC since the acquisition date, April 30, 2014, which is included in the consolidated statement of operations for the three and six months ended June 30, 2014:

Three and Six Months Ended June 30, 2014
Revenue	$2,639
Net income	734

Net income per Common Share
Basic	$0.03
Diluted	$0.03

The following unaudited pro forma information represents the Company's results of operations as if the acquisition date had occurred on January 1, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$21,906	$31,181	$44,548	$57,099
Net income / (loss)	(295)	1,044	(525)	1,468

Net income / (loss) per Common Share
Basic	$(0.01)	$0.05	$(0.02)	$0.07
Diluted	$(0.01)	$0.04	$(0.02)	$0.06

The pro forma results have been prepared for informational purposes only and include adjustments to eliminate acquisition related expenses, intercompany transactions, and to record the income tax consequences of the pro forma adjustments. The pro forma results do not include any adjustments to amortized acquired intangible assets with finite lives because the fair value of these intangibles is not yet known. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.
The Company recognized approximately $48 of acquisition-related costs that were expensed during the three months ended June 30, 2014. These acquisition costs are included in general and administrative expenses in the Consolidated Statement of Operations for the three and six months ended June 30, 2014.
FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three- and six-months ended June 30, 2014 and 2013 were $20,190 and $29,092 and $38,851 and $51,576, respectively, representing a 31% and 25% respective decrease versus the same periods last year.
The Air Pollution Control (APC) technology segment generated revenues of $11,304 and $22,038 for the three- and six-month periods ending June 30, 2014, respectively, a decrease of $8,935 or 44%, and $11,148 or 34% from the prior period amounts of $20,239 and $33,186, respectively.
Consolidated APC backlog at June 30, 2014 was $17,682 versus backlog at June 30, 2013 of $45,135. Our current backlog consists of US domestic projects totaling $9,046 and international projects totaling $8,636.
The FUEL CHEM® technology segment generated revenues of $8,886 and $16,813 for the three- and six-months ended June 30, 2014, respectively. For the three-month period this represents a modest increase of $33 versus the prior year amount of $8,853. For the six-month period ended June 30, 2014 this represents a decrease of $1,577 or 9% compared to the prior year period amount of $18,390 . This segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating less than capacity.

Consolidated gross margin percentage for both the three- and six month periods ended June 30, 2014 and 2013 was 42% and 41%, respectively. The gross margin percentage for the APC technology segment decreased to 32% from 35% in the comparable three-month prior-year period. For the FUEL CHEM technology segment, the gross margin percentage increased to 55% from 53% in the comparable prior-year quarter. For the six-month period, the gross margin percentage for the APC technology segment decreased to 33% from 35% compared to the prior-year period, and for the FUEL CHEM technology segment the gross margin percentage increased to 54% from 53% in the comparable prior-year period.

Selling, general and administrative expenses (SG&A) for the three- and six-month periods ended June 30, 2014 were $8,959 and $17,703, respectively, and for the same periods in 2013 were $9,307 and $17,765, respectively. For the three-month period this represents a twelve point increase in SG&A as a percentage of revenues to 44% from 32%, and for the six-month period this represents a twelve point increase as a percentage of revenues to 46% from 34%. These increases in SG&A percentages are attributed to lower overall revenues and relatively flat spending levels in the current periods compared to the prior periods. On a total dollar basis, SG&A for the six month period ended June 30, 2014 has decreased slightly by $62, which was primarily the result of decreases in employee related costs of $1,386 partially offset by increases in stock compensation of $560, professional fees of $264, former leased office expenses of $300, depreciation of $146, and administrative costs associated with our foreign operations of $49.

Research and development expenses for the six-month periods ended June 30, 2014 and 2013 were $469 and $1,363, respectively. Although our annual R&D spending has decreased, the Company plans to continue to pursue new commercial applications for technologies outside of our traditional markets and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest expense for the three- and six-month periods ended June 30, 2014 and 2013 were $34 and $10, and $63 and $10, respectively. This interest expense relates to borrowings made under the Beijing Fuel Tech credit facility.

Income tax benefit (expense) for the three- and six-months ended ended June 30, 2014 and 2013 were $18 and $(767), and $117 and $(764) respectively, and reflective of the Company's net loss for the respective quarters. The Company is projecting a consolidated effective tax rate of 7% for 2014.

Liquidity and Sources of Capital

At June 30, 2014, Fuel Tech had cash and cash equivalents and short-term investments on hand of $16,960 and working capital of $40,535 versus $27,768 and $48,619 at December 31, 2013, respectively.

Operating activities used cash of $1,911 during the six-month period ended June 30, 2014. This decrease in cash from operations was due to cash used by our net loss of $1,806, an increase in inventories and prepaid expenses of $1,085 and a decrease in the outstanding accounts payable and accrued liabilities balances of $4,107, offset by non-cash expenses of $2,503, and a decrease in accounts receivable of $2,584.

Investing activities used cash of $9,272 during the six-month period ended June 30, 2014 and related to net cash used for the PECO and FGC acquisitions of $8,079 and purchases of equipment and patents of $1,193.

Financing activities provided cash of $770 as a result of cash proceeds from short term borrowings of $732 and the cash proceeds and excess tax benefits from the exercise of stock options of $305 , offset by cash used of $267 for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units.
On June 30, 2013, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2015. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined by a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of June 30, 2014 and December 31, 2013, there were no outstanding borrowings on the credit facility.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $55,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At June 30, 2014, the Company was in compliance with all financial covenants specified by the Facility.
At June 30, 2014 and December 31, 2013, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $3,863 and $3,478, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2014 and December 31, 2013, there were no cash borrowings under the domestic revolving credit facility and approximately $11,137 and $11,522, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 27, 2014, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,684), which expires on June 26, 2015. This credit facility replaced the previous RMB 35 million facility that expired on June 27, 2014. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2014 and December 31, 2013, Beijing Fuel Tech has borrowings outstanding in the amount of $2,355 and $1,636, respectively. These borrowings were subject to interest rates of approximately 7.0% at June 30, 2014 and December 31, 2013, respectively.
At June 30, 2014 and December 31, 2013, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $916 and $646, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At June 30, 2014 and December 31, 2013, approximately $2,413 and $3,443 was available for future borrowings.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note M. The warranty liability balance during the six-months ended June 30, 2014 decreased by approximately $97.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.        Exhibits

a.	Exhibits (all filed herewith)

	4.1	Form of 2014 Fuel Tech, Inc. Long-Term Incentive Plan Time-Vested Restricted Stock Unit Agreement

	4.2	Form of 2014 Fuel Tech, Inc. Long-Term Incentive Plan Non-Employee Director Stock Option Agreement

	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.1	INSXBRL Instance Document

	101.2	SCHXBRL Taxonomy Extension Schema Document

	101.3	CALXBRL Taxonomy Extension Calculation Linkbase Document

	101.4	DEFXBRL Taxonomy Extension Definition Linkbase Document

	101.5	LABXBRL Taxonomy Extension Label Linkbase Document

	101.6	PREXBRL Taxonomy Extension Prevention Linkbase Document

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2014	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)