Form 10-Q
period 2014-09-30
FUEL TECH, INC.
filed 2014-11-06
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 6, 2014 there were outstanding 22,835,325 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the nine-month period ended September 30, 2014

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$15,543	$27,738
Marketable securities	35	30
Accounts receivable, net of allowance for doubtful accounts of $966 and $1,189, respectively	34,816	36,974
Inventories	1,118	443
Prepaid expenses and other current assets	4,150	2,196
Prepaid income taxes	2,362	1,407
Deferred income taxes	290	477
Total current assets	58,314	69,265
Property and equipment, net of accumulated depreciation of $21,400 and $20,077, respectively	13,579	13,027
Goodwill	26,139	21,051
Other intangible assets, net of accumulated amortization of $6,193 and $5,108, respectively	10,616	4,305
Other assets	1,294	2,410
Total assets	$109,942	$110,058
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$1,624	$1,636
Accounts payable	9,073	9,920
Accrued liabilities:
Employee compensation	1,641	4,460
Other accrued liabilities	6,530	4,630
Total current liabilities	18,868	20,646
Deferred income taxes	1,310	59
Other liabilities	531	730
Total liabilities	20,709	21,435
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 22,993,435 and 22,701,613 shares issued, and 22,835,325 and 22,592,956 shares outstanding, respectively	230	227
Additional paid-in capital	134,774	132,796
Accumulated deficit	(44,641)	(44,027)
Accumulated other comprehensive (loss) income	(453)	37
Nil coupon perpetual loan notes	76	76
Treasury stock, 158,110 and 108,657 shares in 2014 and 2013, respectively, at cost	(753)	(486)
Total shareholders’ equity	89,233	88,623
Total liabilities and shareholders’ equity	$109,942	$110,058
See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$21,482	$33,555	$60,333	$85,131
Costs and expenses:
Cost of sales	11,582	18,455	34,069	48,734
Selling, general and administrative	8,080	9,304	25,783	27,069
Research and development	379	461	848	1,824
	20,041	28,220	60,700	77,627
Operating income (loss)	1,441	5,335	(367)	7,504
Interest expense	(33)	(19)	(96)	(29)
Interest income	6	14	23	43
Other expense	(285)	(82)	(354)	(291)
Income (loss) before income taxes	1,129	5,248	(794)	7,227
Income tax benefit (expense)	63	(1,768)	180	(2,532)
Net income (loss)	$1,192	$3,480	$(614)	$4,695
Net income (loss) per common share:
Basic	$0.05	$0.16	$(0.03)	$0.21
Diluted	$0.05	$0.15	$(0.03)	$0.21
Weighted-average number of common shares outstanding:
Basic	22,835,000	22,376,000	22,764,000	22,229,000
Diluted	23,216,000	22,534,000	22,764,000	22,458,000
See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$1,192	$3,480	$(614)	$4,695
Other comprehensive (loss) income:
Foreign currency translation adjustments	(135)	162	(493)	439
Unrealized (losses) gains from marketable securities, net of tax	(12)	2	3	(10)
Total other comprehensive (loss) income	(147)	164	(490)	429
Comprehensive income (loss)	$1,045	$3,644	$(1,104)	$5,124
See notes to consolidated financial statements.

FUEL TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net (loss) income	$(614)	$4,695
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	1,372	1,662
Amortization	1,034	636
Allowance for doubtful accounts	(205)	475
Deferred income taxes	(82)	(16)
Stock-based compensation	1,694	1,207
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,291	(13,333)
Inventories	(617)	(19)
Prepaid expenses, other current assets and other non-current assets	(874)	1,708
Accounts payable	(1,805)	1,489
Accrued liabilities and other non-current liabilities	(2,791)	880
Net cash provided by (used in) operating activities	1,403	(616)
Investing Activities
Purchases of property, equipment and patents	(2,141)	(1,611)
Payment for intangible assets	(3,010)	—
Payment for acquisitions, net of cash acquired	(8,079)	—
Net cash used in investing activities	(13,230)	(1,611)
Financing Activities
Proceeds on short-term borrowings	—	1,608
Proceeds from exercises of stock options	297	—
Excess tax benefit from exercises of stock options	7	—
Treasury shares withheld	(267)	(351)
Net cash provided by financing activities	37	1,257
Effect of exchange rate fluctuations on cash	(405)	189
Net decrease in cash and cash equivalents	(12,195)	(781)
Cash and cash equivalents at beginning of period	27,738	24,453
Cash and cash equivalents at end of period	$15,543	$23,672
See notes to consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. The completed contract method is used for certain contracts that are not long-term in nature or when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of September 30, 2014 and December 31, 2013, the Company had one and three contracts in progress, respectively, that were identified as a loss contracts and a provision for loss in the amount of $16 and $68, respectively, were recorded in other accrued liabilities on the consolidated balance sheets.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At September 30, 2014 and December 31, 2013, unbilled receivables were approximately $11,458 and $12,599, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,362 and $1,206, at September 30, 2014 and December 31, 2013, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.
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

Note F:        Available-for-Sale Marketable Securities
At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $35 and $30 and no cost basis at September 30, 2014 and December 31, 2013, respectively.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3)the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended September 30, 2014 and 2013.

Note G:        Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive (loss) income by component were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Foreign currency translation
Balance at beginning of period	$(340)	$(142)	$18	$(419)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(135)	162	(493)	439
Balance at end of period	$(475)	$20	$(475)	$20
Available-for-sale marketable securities
Balance at beginning of period	$34	$15	$19	$27
Other comprehensive income:
Net unrealized holding gain (2)	(20)	4	5	(16)
Deferred income taxes (2)	8	(2)	(2)	6
Total other comprehensive income	(12)	2	3	(10)
Balance at end of period	$22	$17	$22	$17
Total accumulated other comprehensive loss	$(453)	$37	$(453)	$37

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

Note H:        Treasury Stock
Common stock held in treasury totaled 158,110 and 108,657 with a cost of $753 and $486 at September 30, 2014 and December 31, 2013, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during 2014 and 2013.

Note I:        Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the nine- months ended September 30, 2014, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and nine- month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted-average shares	22,835,000	22,376,000	22,764,000	22,229,000
Conversion of unsecured loan notes	7,000	7,000	—	7,000
Unexercised options and unvested RSUs	374,000	151,000	—	222,000
Diluted weighted-average shares	23,216,000	22,534,000	22,764,000	22,458,000

Fuel Tech had 1,661,000 and 2,031,000 weighted average equity awards outstanding at September 30, 2014 and 2013, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

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

The 2014 Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (in the form of equity or cash bonuses), dividend equivalents on full value awards and other awards (which may be based in whole or in part on the value of our common stock or other property). Directors, salaried employees, and consultants of Fuel Tech and its commonly-controlled affiliates are eligible to participate in the 2014 Plan. The number of shares originally reserved for share-based awards under the 2014 Plan equaled 2,000,000 shares, less the number of share-based awards made under the FTIP between December 31, 2013 and the effective date of the 2014 Plan. As of September 30, 2014, Fuel Tech had 1,437,150 shares available for share-based awards under the 2014 Plan.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three and nine- month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options and restricted stock units	$469	$542	$1,694	$1,207
Tax benefit of stock-based compensation expense	(180)	(203)	(652)	(450)
After-tax effect of stock-based compensation	$289	$339	$1,042	$757
As of September 30, 2014, there was $3,243 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plans.
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

Based on the results of the model, the weighted-average fair value of the stock options granted during the nine-month period ended September 30, 2014 was $2.20 per option using the following assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	1.55%
Expected volatility	47.4%
Expected life of option	4.9 years
Stock option activity for Fuel Tech’s Incentive Plans for the nine- months ended September 30, 2014 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2014	1,688,500	$11.88
Granted	94,500	5.22
Exercised	(60,000)	4.96
Expired or forfeited	(5,000)	22.63
Outstanding on September 30, 2014	1,718,000	$11.73	3.46	$71
Exercisable on September 30, 2014	1,718,000	$11.73	3.46	$71
Non-vested stock option activity for the nine months ended September 30, 2014 was as follows:

	Non-Vested Stock Options Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2014	10,000	$3.58
Granted	94,500	2.20
Vested	(104,500)	2.33
Forfeited	—	—
Outstanding on September 30, 2014	—	$—
As of September 30, 2014, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.
Restricted Stock Units
Restricted stock units (RSUs) granted to employees vest over time based on continued service (typically vesting over a three year period in equal installments). Such time-vested RSUs are valued at fair value based on the closing price on the date of grant. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.
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

At September 30, 2014, there is $3,243 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 1.95 years.
A summary of restricted stock unit activity for the nine-month period ended September 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2014	772,016	$5.35
Granted	484,450	5.43
Forfeited	(14,515)	5.16
Vested	(230,507)	5.68
Unvested restricted stock units at September 30, 2014	1,011,444	$5.31
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards. In the nine-month periods ended September 30, 2014 and 2013, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

Note K:        Debt
On June 30, 2013, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2015. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined by a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2014 and December 31, 2013, there were no outstanding borrowings on the credit facility.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000. At September 30, 2014, the Company was in compliance with all financial covenants specified by the Facility.
At September 30, 2014 and December 31, 2013, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $8,262 and $3,478, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At September 30, 2014 and December 31, 2013, there were no cash borrowings under the domestic revolving credit facility and approximately $6,738 and $11,522, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 27, 2014, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,686), which expires on June 26, 2015. This credit facility replaced the previous RMB 35 million facility that expired on June 27, 2014. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2014 and December 31, 2013, Beijing Fuel Tech has borrowings outstanding in the amount of $1,624 and $1,636, respectively. These borrowings were subject to interest rates of approximately 7.0% at September 30, 2014 and December 31, 2013, respectively.
At September 30, 2014 and December 31, 2013, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $427 and $646, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At September 30, 2014 and December 31, 2013, approximately $3,635 and $3,443 was available for future borrowings.
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
Interest payments in the amount of $96 and $29 were made during the nine-month periods ended September 30, 2014 and 2013.

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

Information about reporting segment net sales and gross margin are provided below:

Three months ended September 30, 2014	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$11,140	$10,342	$—	$21,482
Cost of sales	(6,621)	(4,961)	—	(11,582)
Gross margin	4,519	5,381	—	9,900
Selling, general and administrative	—	—	(8,080)	(8,080)
Research and development	—	—	(379)	(379)
Operating income (loss)	$4,519	$5,381	$(8,459)	$1,441

Three months ended September 30, 2013	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$23,420	$10,135	$—	$33,555
Cost of sales	(13,718)	(4,737)	—	(18,455)
Gross margin	9,702	5,398	—	15,100
Selling, general and administrative	—	—	(9,304)	(9,304)
Research and development	—	—	(461)	(461)
Operating income (loss)	$9,702	$5,398	$(9,765)	$5,335

Nine months ended September 30, 2014	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$33,178	$27,155	$—	$60,333
Cost of sales	(21,339)	(12,730)	—	(34,069)
Gross margin	11,839	14,425	—	26,264
Selling, general and administrative	—	—	(25,783)	(25,783)
Research and development	—	—	(848)	(848)
Operating income (loss)	$11,839	$14,425	$(26,631)	$(367)

Nine months ended September 30, 2013	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$56,606	$28,525	$—	$85,131
Cost of sales	(35,384)	(13,350)	—	(48,734)
Gross margin	21,222	15,175	—	36,397
Selling, general and administrative	—	—	(27,069)	(27,069)
Research and development	—	—	(1,824)	(1,824)
Operating income (loss)	$21,222	$15,175	$(28,893)	$7,504

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
United States	$10,690	$20,685	$33,653	$50,795
Foreign	10,792	12,870	26,680	34,336
	$21,482	$33,555	$60,333	$85,131

	September 30, 2014	December 31, 2013
Assets:
United States	$81,958	$83,464
Foreign	27,984	26,594
	$109,942	$110,058

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
Changes in the warranty liability for the nine months September 30, 2014, and 2013, are summarized below:

	Nine Months Ended September 30,
	2014	2013
Aggregate product warranty liability at beginning of period	$596	$776
Net aggregate (benefit) expense related to product warranties	(147)	208
Aggregate reductions for payments	(17)	(89)
Aggregate product warranty liability at end of period	$432	$895

Note N:        Income Taxes
The Company’s effective tax rate of 23% and 35% for the nine-month periods ended September 30, 2014 and 2013, respectively, differs from the statutory federal tax rate of 34% due primarily to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.
Fuel Tech had unrecognized tax benefits as of September 30, 2014 and December 31, 2013 in the amount of $117, respectively, all of which, if ultimately recognized, will reduce Fuel Tech's annual effective tax rate.

Note O:        Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM® technology segment and the APC technology segment. At September 30, 2014 and December 31, 2013, goodwill allocated to the FUEL CHEM technology segment was $1,723 and $1,723, respectively, while goodwill allocated to the APC technology segment was $24,416 and $19,328, respectively. The $5,088 increase in goodwill in the APC technology segment is due to the acquisitions of Cleveland Roll Forming Environmental Division, Inc. d/b/a PECO ("PECO"), and FGC, Inc. ("FGC") on April 30, 2014. Both of these acquisitions were accounted for under the acquisition method of accounting, which requires Fuel Tech to perform an allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. The increase in goodwill reflected above is a preliminary estimate as the fair value of assessments have not been finalized. Any changes to the estimated fair values of the assets acquired and liabilities assumed may change the amount of the purchase price allocable to goodwill. Fuel Tech expects to finalize the purchase price allocation by the end of the current fiscal year. Refer to Note R to the consolidated financial statements for additional details.

Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Our last annual fair value measurement test, performed as of October 1, 2013 revealed no indications of impairment. There were no indications of goodwill impairment in the nine-month periods ended September 30, 2014 and 2013.
At September 30, 2014 and December 31, 2013, net other intangible assets were $10,616 and $4,305, respectively. The April 30, 2014 acquisitions of PECO and FGC resulted in additional other intangibles of $4,126 based on a preliminary assessment of the fair value of the intangibles acquired. Refer to Note R for additional details regarding the allocation of the purchase price for these two business acquisitions. In addition, on September 18, 2014, Fuel Tech purchased intellectual property rights and know-how associated with the CARBONITE® fuel conversion process in the amount of $3,010, which was accounted for as a purchase of identifiable intangible assets.
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the nine-month periods ended September 30, 2014 and 2013.

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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $35 and $30 at September 30, 2014 and December 31, 2013, respectively, and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the nine-month periods ended September 30, 2014 and 2013.
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
In August 2014, the FASB issued changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for Fuel Tech for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period.

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

The PECO and FGC acquisitions is being accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on their estimated fair market values on the date of acquisition. These fair value estimates will be based on a third party valuation that is expected to be finalized in the fourth quarter of 2014.
The fair value of identifiable intangible assets was measured based upon significant inputs that were not observable in the market, and therefore are classified as Level 3. The key assumptions include: (i) management's projection of future cash flows based upon past experience and future expectations, and (ii) an assumed discount rate of 18.5% for PECO and 33.5% for FGC.
The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition and incorporates the provisional adjustments in our measurements since they were original reported in our Form 10-Q for the period ended June 30, 2014. The approximate fair value of the assets and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of these assets and liabilities. Such changes could result in material variances between the Company's future financial results and the amounts presented in the unaudited pro-forma information, including variances in estimated purchase price, fair values recorded, and expenses associated with these items.

	As Reported on June 30, 2014	Provisional Adjustments	Estimated Fair Values September 30, 2014
Current assets	$2,365	$92	$2,457
Property, plant and equipment	281	(281)	—
Identifiable intangible assets	—	4,126	4,126
Current and long-term liabilities assumed	(2,035)	(1,557)	(3,592)
Total identifiable net assets acquired	611	2,380	2,991
Goodwill	7,468	(2,380)	5,088
Total assets acquired	$8,079	$—	$8,079

The goodwill recorded in connection with the above acquisition is primarily attributable to the strong cash flow expected from the acquisitions as a result of the synergies with our APC technology segment expected to arise after the Company's acquisition of the businesses. The goodwill and identifiable intangibles are not deductible for tax purposes.

The preliminary fair value assigned to finite lived intangible assets as a result of the acquisitions was as follows:

Description	Amount	Useful Life (Yrs)
Order backlog	$470	1.0
Trademarks	90	2.0
Customer relationships	540	4.0
Developed technology	3,230	7.0
Revenue in excess of billings	283	0.5
Assumed deferred revenue obligation	(487)	1.0
Total identifiable assets acquired	$4,126	6.1

The following table summarizes the net sales and earnings after income taxes of PECO and FGC since the acquisition date, April 30, 2014, which is included in the consolidated statements of operations for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue	$1,052	$3,493
Net income before taxes	243	837

Net income before taxes per Common Share
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

The following unaudited pro-forma information represents the Company's results of operations as if the acquisition date had occurred on January 1, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$21,482	$34,727	$66,030	$91,826
Net income / (loss)	712	3,961	194	5,429

Net income / (loss) per Common Share
Basic	$0.03	$0.18	$0.01	$0.24
Diluted	$0.03	$0.18	$0.01	$0.24

The pro-forma results have been prepared for informational purposes only and include adjustments to eliminate acquisition related expenses, inter-company transactions, amortization of acquired intangible assets with finite lives, and to record the income tax consequences of the pro-forma adjustments. These pro-forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.
Transaction costs incurred for the acquisition date were $59, of which $48 was recognized during the three months ended June 30, 2014, and are included included in general and administrative expenses in the Consolidated Statement of Operations for the three and nine months ended September 30, 2014.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three- and nine-months ended September 30, 2014 and 2013 were $21,482 and $33,555, and $60,333 and $85,131, respectively, representing a 36% and 29% respective decrease versus the same periods last year.
The Air Pollution Control (APC) technology segment generated revenues of $11,140 and $33,178 for the three- and nine-month periods ending September 30, 2014, respectively, a decrease of $12,280 or 52%, and $23,428 or 41% from the prior period amounts of $23,420 and $56,606, respectively.
Consolidated APC backlog at September 30, 2014 was $19,557 versus backlog at September 30, 2013 of $33,389. Our current backlog consists of US domestic projects totaling $12,788 and international projects totaling $6,769.
The FUEL CHEM® technology segment generated revenues of $10,342 and $27,155 for the three- and nine-months ended September 30, 2014, respectively. For the three-month period this represents a modest increase of $207 versus the prior year amount of $10,135. For the nine-month period ended September 30, 2014 this represents a decrease of $1,370 or 5% compared to the prior year period amount of $28,525 . This segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than capacity.

Consolidated gross margin percentage for both the three- and nine month periods ended September 30, 2014 and 2013 was 46% and 44%, and 45% and 43%, respectively. The gross margin percentage for the APC technology segment as compared to the prior year quarter remained flat at 41%. For the FUEL CHEM technology segment, the gross margin percentage decreased slightly to 52% from 53% in the comparable prior-year quarter. For the nine-month period, the gross margin percentage for the APC technology segment decreased to 36% from 38% compared to the prior-year period, and for the FUEL CHEM technology segment the gross margin percentage remained flat at 53% as compared to the prior-year period.

Selling, general and administrative expenses (SG&A) for the three- and nine-month periods ended September 30, 2014 were $8,080 and $25,783, respectively, and for the same periods in 2013 were $9,304 and $27,069, respectively. For the three-month period ended September 30, 2014 this represents a decrease of $1,224, which was primarily the result of decreases in employee related costs of $851, administrative costs associated with our foreign operations of $556, and bad debt expense of $323, partially offset by increases in consulting and outside services of $186, professional fees of $163 and depreciation of $82. SG&A for the nine month period ended September 30, 2014 decreased by $1,286, which was primarily the result of decreases in employee related costs of $2,163, administrative costs associated with our foreign operations of $507, and bad debt expense of $289, partially offset by increases in stock compensation of $488, consulting and outside services of $183, professional fees of $427, former leased office expenses of $300, and depreciation of $229. SG&A as a percentage of revenues increased to 38% from 28% in the three-month periods, and increased to 43% from 32% in the nine-month periods ending September 30, 2014 and 2013, respectively. These increases in SG&A percentages are attributed to lower revenues in the current periods compared to the prior periods.

Research and development expenses for the three and nine-month periods ended September 30, 2014 and 2013 were $379 and $461, and $848 and $1,824, respectively. Although our annual R&D spending has decreased, the Company plans to continue to pursue new commercial applications for technologies outside of our traditional markets and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest expense for the three- and nine-month periods ended September 30, 2014 and 2013 were $33 and $19, and $96 and $29, respectively. This interest expense relates to borrowings made under the Beijing Fuel Tech credit facility.

Income tax benefit (expense) for the three- and nine-months ended ended September 30, 2014 and 2013 were $63 and $(1,768), and $180 and $(2,532) respectively. The Company is projecting a consolidated effective tax rate of 20% for 2014 which is lower than the federal income tax rate of 34% due to the effect of income tax credits and other permanent items including losses in foreign jurisdictions for which we will receive no tax benefit.
Liquidity and Sources of Capital

At September 30, 2014, Fuel Tech had cash and cash equivalents and short-term investments on hand of $15,578 and working capital of $39,446 versus $27,768 and $48,619 at December 31, 2013, respectively.

Operating activities provided cash of $1,403 during the nine-month period ended September 30, 2014. This increase in cash from operations was due to a decrease in accounts receivable of $4,291 and non-cash expenses of $3,813, offset by cash used as a result of our net loss of $614, an increase in inventories and prepaid expenses of $1,491 and a decrease in the outstanding accounts payable and accrued liabilities balances of $4,596.

Investing activities used cash of $13,230 during the nine-month period ended September 30, 2014 and related to net cash used for the PECO and FGC acquisitions of $8,079, purchases of equipment and patents of $2,141, and a purchase of other intangible assets related to the Carbonite® fuel conversion process of $3,010.

Financing activities provided cash of $37 as a result of exercise proceeds and excess tax benefits from the exercise of stock options of $304 , offset by cash used of $267 for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units.

On June 30, 2013, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2015. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined by a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2014 and December 31, 2013, there were no outstanding borrowings on the credit facility.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000. At September 30, 2014, the Company was in compliance with all financial covenants specified by the Facility.
At September 30, 2014 and December 31, 2013, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $8,262 and $3,478, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At September 30, 2014 and December 31, 2013, there were no cash borrowings under the domestic revolving credit facility and approximately $6,738 and $11,522, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 27, 2014, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,686), which expires on June 26, 2015. This credit facility replaced the previous RMB 35 million facility that expired on June 27, 2014. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2014 and December 31, 2013, Beijing Fuel Tech has borrowings outstanding in the amount of $1,624 and $1,636, respectively. These borrowings were subject to interest rates of approximately 7.0% at September 30, 2014 and December 31, 2013, respectively.
At September 30, 2014 and December 31, 2013, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $427 and $646, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At September 30, 2014 and December 31, 2013, approximately $3,635 and $3,443 was available for future borrowings.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note M. The warranty liability balance during the nine-months ended September 30, 2014 decreased by approximately $164.

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

Date: November 6, 2014	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2014	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)