Form 10-K
period 2014-12-31
FUEL TECH, INC.
filed 2015-03-16
CIK 846913

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
Form 10-K
______________________________(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $116,302,000 based on the closing sale price as reported on the NASDAQ National Market System.
As of March 16, 2015, there were 22,860,398 shares of common stock outstanding.
Documents incorporated by reference:
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 21, 2015 are incorporated by reference into Part III.

TABLE OF DEFINED TERMS

Term	Definition

ABC	American Bailey Corporation

AIG	Ammonia Injection Grid

ASCR™	A trademark used to describe our Advanced Selective Catalytic Reduction process

CAIR	Clean Air Interstate Rule

CAVR	Clean Air Visibility Rule

CSAPR	Cross-State Air Pollution Rule

CFD	Computational Fluid Dynamics

Common Shares	Shares of the Common Stock of Fuel Tech

EPA	The U.S. Environmental Protection Agency

ESP	Electrostatic Precipitator

FGC	Flue Gas Conditioning

FUEL CHEM®
A trademark used to describe our fuel and flue gas treatment processes, including its TIFI® Targeted In-Furnace Injection™ technology to control slagging, fouling, corrosion and a variety of sulfur trioxide-related issues

GSG™	Graduated Straightening Grid

HERT™ High Energy Reagent Technology™	A trademark used to describe one of our SNCR processes for the reduction of NOx

Loan Notes	Nil-coupon, non-redeemable convertible unsecured loan notes of Fuel Tech

NOx	Oxides of nitrogen

NOxOUT®	A trademark used to describe one of our SNCR processes for the reduction of NOx

NOxOUT-SCR®	A trademark used to describe our direct injection of urea as a catalyst reagent

NOxOUT CASCADE®	A trademark used to describe our process for the combination of SNCR and SCR technologies

SCR	Selective Catalytic Reduction

SNCR	Selective Non-Catalytic Reduction

TCI® Targeted Corrosion Inhibition™	A trademark used to describe the FUEL CHEM program designed for high-temperature slag and corrosion control, principally in waste-to-energy boilers

TIFI® Targeted In-Furnace Injection™	A trademark used to describe our proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program

ULTRA™	A trademark used to describe our process for generating ammonia for use as a Selective Catalytic Reduction reagent

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

•
Our APC technologies include advanced combustion modification techniques including low NOx burners and over fire air systems, along with post-combustion nitrogen oxide (NOx) control approaches, including NOxOUT® and HERT™ Selective Non-Catalytic Reduction (SNCR), Advanced Selective Catalytic Reduction (ASCR) system and I-NOxTM Integrated NOx Reduction Systems, which utilize various combined proprietary technologies to provide a cost effective alternative to high capital cost, standalone conventional SCR systems. Our patented ULTRA™ system generates ammonia on-site for SCR systems using safe urea reagent. Our SCR group provides process design optimization, performance testing and improvement, and catalyst selection services for SCR systems on coal-fired boilers. These technologies have established us as a leader in NOx reduction, with installations on over 1,000 units worldwide, where coal, fuel oil, natural gas, municipal waste, biomass, and other fuels are utilized. Our technologies for particulate control include Electrostatic Precipitator (ESP) products and services including ESP inspection services, performance modeling, and performance and efficiency upgrades, along with complete turnkey capability for ESP retrofits, with more than 60 major rebuilds on units up to 700 MW. Our flue gas conditioning (FGC) systems involve sulfur trioxide (SO3) and ammonia (NH3) conditioning to improve the performance of ESPs by modifying the properties of the fly ash particle. FGC systems offer a lower capital cost approach to improving ash particulate capture versus the alternative of installing larger ESPs or utilizing fabric filter technology to meet targeted emissions and opacity limits. Our particulate control technologies have been installed on more than 125 units worldwide.

APC technology service offerings include a range of combustion optimization services, including airflow testing, coal flow testing and boiler tuning, as well as services to help optimize SCR system performance, including catalyst management services and ammonia injection grid tuning. In addition, flow corrective devices and physical and computational modeling services are available to optimize flue gas distribution and mixing in both power plant and industrial applications.

•
Our FUEL CHEM technologies revolve around the unique application of chemical injection programs which improve the efficiency, reliability, fuel flexibility and environmental status of combustion units by controlling slagging, fouling, corrosion, opacity and acid plume, as well as the formation of sulfur trioxide (SO3), ammonium bisulfate, particulate matter (PM2.5), and carbon dioxide (CO2). We use our patented TIFI® Targeted In-Furnace Injection™ processes to apply sp ecialty chemical programs to units burning a wide variety of fuels including coal, heavy oil, biomass, and municipal waste. These TIFI programs incorporate design, modeling, equipment, reagent, and service to provide complete customized on-site programs designed to improve plant operations and provide a return on investment in addition to helping meet emission regulatory requirements.

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
Clean Air Act: The Clean Air Act (CAA) requires the U.S. Environmental Protection Agency (EPA) to establish national ambient air quality standards (NAAQS) at levels that are protective of public health with an adequate margin of safety. The six pollutants specified include: Ozone (O3), Particulate Matter (PM), Nitrogen Dioxide (NO2), Sulfur Dioxide (SO2), Lead, and Carbon Monoxide (CO). The NAAQS provisions require that states comply with ozone and particulate emissions standards. NOx emissions are a precursor to ozone formation and also contribute to fine particulate emissions (PM2.5), which has been the recent regulatory driver through the Cross-State Air Pollution Rule (CSAPR). NOx emissions were targeted as contributors to fine particulate emissions and ozone emissions. Since 1990, programs have been established by the EPA at the regional and federal level to help states in their mission to define and meet their State Implementation Plans (SIPs) for attainment. NAAQS PM standards were issued in 1997, with more stringent standards issued in 2006 and 2012. The NAAQS ozone standards issued in 1997 were made more stringent in 2008. The EPA has stated it plans to revise the 2008 ozone NAAQS during 2015.
Cross-State Air Pollution Rule: On July 7, 2011, the Environmental Protection Agency passed the Cross-State Air Pollution Rule under the “good neighbor” provision of the Clean Air Act to reduce emissions of SO2 and NOx from power plants in the eastern half of the United States. This rule replaces the Clean Air Interstate Rule (CAIR) and focuses on reducing air emissions contributing to fine particle (PM2.5) and ozone nonattainment that often travel across state lines; including SO2 and NOx which contribute to PM2.5 transport. CSAPR affected 27 states, with compliance for the first phase in 2012, with additional reductions required in the second phase by 2014. Under CSAPR, state emission caps were designated to mitigate the emission impact on downwind states by controlling emissions from upwind states. If sources within a state caused the state to exceed its assurance limit, severe penalties including a two-for-one reduction based on each source’s contribution percentage of the state overage would be applied. The DC Circuit Court vacated CSAPR on August 21, 2012, with a 2-1 vote. The Supreme Court overturned the DC Circuit Court decision on April 29, 2014, which reinstated CSAPR on a 6-2 vote. Subsequently, the EPA revised the implementation dates from the original 2011 CSAPR plan, with Phase 1 of CSAPR starting on January 1, 2015, and Phase 2 to commence on January 1, 2017.
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
Clean Air Visibility Rule: Also known as the Regional Haze rule, the Clean Air Visibility Rule (CAVR) is part of the Clean Air Act and was finalized in 2005. Under CAVR, certain States are required to submit implementation plans to the EPA to comply with the Regional Haze requirements, and updates are required every five years. The overall obligation of CAVR is to return the U.S. scenic areas to “active” visibility by 2064.
Consent Decrees: Consent decree activity through the U.S. Department of Justice or EPA may require emission sources to meet individual requirements. Sources may also agree to specific air pollution requirements with states or environmental groups.
Regulations and Markets: International
We also sell NOx control systems outside the United States, specifically in Europe, Latin America, South America, and the Pacific Rim, including the People’s Republic of China (China). Under European Union Directives and new regulations in Chile, certain power plants must come into compliance with specified NOx reduction targets by 2016.

China continues to represent an attractive opportunity for us as the government set pollution control and energy conservation and efficiency improvements as top priorities as part of tightened standards that were issued in 2012. We have viable technologies to help achieve these objectives. China’s dominant reliance on coal as an energy resource is not expected to change in the foreseeable future. China alone is forecasted to account for 76% of the projected increase in world coal use through 2035. Clean air will continue to be a pressing issue, especially given China’s robust economic growth, expected growth in thermal power production, and an increasingly expanded role in international events and organizations.
China’s Ministry of Environmental Protection issued regulations to be implemented as part of the Twelfth Five-Year Plan, running from 2011 to 2015, in support of reducing harmful pollutants and further defining the technologies recommended to achieve the reductions. The regulations for NOx apply to all thermal power units that have a steaming rate of 65 tons per hour (155 megawatts (MW) or larger. Newly constructed units and existing units that were approved subsequent to December 31, 2013, must meet the same stringent emission standard, while certain existing units approved prior to December 31, 2013 must meet a standard that is less stringent. In addition, all units that are in Key Regions must achieve the same standard as the newly constructed units. Key Regions are defined as those areas that are highly developed or highly populated and are sensitive to environmental overloading.
In addition, the regulation noted that NOx reduction should be achieved via the use of low NOx burners and over-fire air systems in combination with SNCR or SCR, where appropriate, to achieve required emissions levels. The combination of SNCR and SCR technologies in tandem is also considered as a viable technology choice.
While the current regulations do not specifically comment on the use of urea as the preferred reducing reagent in the NOx control process in high population density areas, we believe that technologies to convert urea to ammonia will be deployed in Key Regions in support of safety objectives, and this practice has already been implemented in major cities such as Beijing, Guangzhou and Shanghai.
Products
Our NOx reduction and particulate control technologies are installed worldwide on over 1000 combustion units, including utility, industrial and municipal solid waste applications. Our products include customized NOx control systems and our patented ULTRA™ technology, which converts urea-to-ammonia on site and provides safe reagent for use in Selective Catalytic Reduction (SCR) systems.

•
Burner Systems: Low NOx Burners and Ultra Low NOx Burners (LNB and ULNB) are available for coal-, oil-, and gas-fired industrial and utility units. Each system application is specifically designed to maximize NOx reduction. Computational fluid dynamics combustion modeling is used to validate the design prior to fabrication of equipment. NOx reductions can range from 40%-60% depending on the fuel type. Over-Fire Air (OFA) systems stage combustion for enhanced NOx reduction. Additional NOx reductions, beyond Low NOx Burners, of 35% - 50% are possible on different boiler configurations on a range of fuel types. Combined overall reductions range from 50% - 70%, with overall capital costs ranging from $10 - $20/kW and total costs ranging from $300 - $1,500/ton of NOx removed, depending on the scope.

•
SNCR Systems: Our NOxOUT® and HERT™ SNCR processes use non-hazardous urea as the reagent rather than ammonia. Both the NOxOUT® and HERT™ processes on their own are capable of reducing NOx by up to 25% - 50% for utilities and by potentially significantly greater amounts for industrial units in many types of plants with capital costs ranging from $5 - $20/kW for utility boilers and with total annualized operating costs ranging from $1,000 - $2,000/ton of NOx removed.

•
Combined Systems: Our Advanced Selective Catalytic Reduction (ASCR™) systems include LNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSG™) system. Together, these systems provide up to 90% NOx reduction at significantly lower capital and operating costs than conventional SCR systems while providing greater operational flexibility to plant operators. The capital costs for ASCR systems can range from $30 - $150/kW depending on boiler size and configuration, which is significantly less than that of conventional SCRs, which can cost $300/kW or more, while operating costs are competitive with those experienced by SCR systems. The NOxOUT CASCADE® and NOxOUT-SCR® processes are basic types of ASCR systems which use just SNCR and SCR catalyst components. The NOxOUT CASCADE® systems can achieve 60% - 70% NOx reduction, with capital costs being a portion of the ASCR values defined above. Our NOxOUT-SCR® process utilizes urea as the SCR catalyst reagent to achieve NOx reductions of up to 85% from smaller stationary combustion sources with capital and operating costs competitive with equivalently sized, standard SCR systems.

•
ULTRA Technology: Our ULTRA™ process is designed to convert urea to ammonia safely and economically for use as a reagent in the SCR process for NOx reduction. Recent local objections in the ammonia permitting process have raised concerns regarding the safety of ammonia shipment and storage in quantities sufficient to supply SCR. In addition, the Department of Homeland Security has characterized anhydrous ammonia as a Toxic Inhalation Hazard commodity. Overse as, new coal-fired power plants incorporating SCR systems are expected to be constructed at a rapid rate in China, and our ULTRA™ process is believed to be a market leader for the safe conversion of urea to ammonia just prior to injection into the flue gas duct, which is particularly important near densely populated cities, major waterways, harbors or islands, or where the transport of anhydrous or aqueous ammonia is a safety concern.

•
SCR Processes and Services: Our SCR group provides SCR systems for industrial applications, managing all aspects of the process from application analysis through implementation in order to maximize SCR performance and minimize its impact on plant operations. Our SCR group also provides process design optimization, performance testing and improvement, and catalyst selection services for SCR systems on coal-fired boilers. In addition, other related services, including start-ups, maintenance support and general consulting services for SCR systems, Ammonia Injection Grid design and tuning to help optimize catalyst performance, and catalyst management services to help optimize catalyst life, are now offered to customers around the world. We also specialize in both physical experimental models, which involve construction of scale models through which flows are tested, and computational fluid dynamics models, which simulate fluid flow by generating a virtual replication of real-world geometry and operating inputs.  We design flow corrective devices, such as turning vanes, ash screens, static mixers and our patent pending Graduated Straightening Grid (GSG™). Our models help clients optimize performance in flow critical equipment, such as selective catalytic reactors in SCR systems, where the effectiveness and longevity of catalysts are of utmost concern. Our modeling capabilities are also applied to other power plant systems where proper flow distribution and mixing are important for performance, such as flue gas desulphurization scrubbers, electrostatic precipitators, air heaters, exhaust stacks and carbon injection systems for mercury removal.

•
ESP Processes and Services: ESP technologies for particulate control include Electrostatic Precipitator (ESP) products and services including ESP Inspection Services, Performance Modeling, and Performance and Efficiency Upgrades, along with complete turnkey capability for ESP retrofits. Flue gas conditioning (FGC) systems include treatment using sulfur trioxide (SO3) and ammonia (NH3) based conditioning to improve the performance of ESPs by modifying the properties of the fly ash particle. Our ULTRA technology can provide the ammonia system feed requirements for FGC applications as a safe alternative to ammonia reagent based systems. FGC systems offer a lower capital cost approach to improving ash particulate capture versus the alternative of installing larger ESPs or utilizing fabric filter technology to meet targeted emissions and opacity limits. Fuel Tech’s particulate control technologies have been installed on more than 125 units worldwide.

The key market dynamic for the APC product line is the continued use of coal as the principal fuel source for global electricity production. Coal currently accounts for approximately 37% of all U.S. electricity generation and roughly 80% of Chinese electricity generation. Major coal consumers include China, the United States and India.
Sales of APC products were $42.0 million, $72.6 million, and $62.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
NOx Reduction Competition
Competition with our NOx reduction suite of products may be expected from companies supplying urea SNCR systems, combustion modification products, SCR systems and ammonia SNCR systems. In addition, we experience competition in the urea-to-ammonia conversion market.
Combustion modifications, including Low NOx Burners and Over-Fire Air systems, can be fitted to most types of boilers with cost and effectiveness varying with specific boilers. Combustion modifications may yield up to 20% - 60% NOx reduction economically with capital costs ranging from $10 - $20/kW and total costs ranging from $300 - $1,500/ton of NOx removed. The modifications are designed to reduce the formation of NOx and are typically the first NOx reduction efforts employed. Companies such as Alstom, Babcock Power, Inc., The Babcock & Wilcox Burner Business, Peerless Manufacturing Company, Foster Wheeler Corporation, and Siemens are active competitors in the Low NOx Burner business. Once NOx is formed, then the SCR process is an effective and proven method of control for removal of NOx up to 90%. SCR systems have a high capital cost of $300+/kW on retrofit coal applications. Such companies as Alstom, Babcock Power, The Babcock & Wilcox Company, AMEC through their acquisition of Foster Wheeler Corporation, Peerless Manufacturing Company, Mitsubishi Hitachi Power Systems, Cormetech and Johnson Matthey, are active SCR system providers, or providers of the catalyst itself.
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

Lastly, with respect to urea-to-ammonia conversion technologies, a competitive approach to our controlled urea decomposition system competes with Wahlco, Inc., which manufactures a system that hydrolyzes urea under high temperature and pressure.
APC BACKLOG
Consolidated APC segment backlog at December 31, 2014 was $18.0 million versus backlog at December 31, 2013 of $22.4 million. A substantial portion of the backlog as of December 31, 2014 should be recognized as revenue in fiscal 2015, although the timing of such revenue recognition in 2015 is subject to the timing of the expenses incurred on existing projects.

FUEL CHEM
Product and Markets
The FUEL CHEM® technology segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, waste-to-energy, and university and district heating markets. FUEL CHEM programs are currently in place on combustion units in North America, Mexico and Europe, treating a wide variety of solid and liquid fuels, including coal, heavy oil, black liquor, biomass and municipal waste.
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
The key market dynamic for this product line is the continued use of coal as the principal fuel source for global electricity production. Coal currently accounts for approximately 37% of all U.S. electricity generation and roughly 80% of Chinese electricity generation. Major coal consumers include the United States, China and India. Additional market dynamics include a growing, worldwide utilization of biomass for both steam and electrical production, as well as the strengthening of the pulp and paper industry worldwide, resulting in black liquor recovery boilers needing to maximize throughput.
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
The combination of slagging coals and SO3-related issues, such as “blue plume” formation, air pre-heater fouling and corrosion, SCR fouling and the proclivity to suppress certain mercury removal processes, represents an attractive market potential for Fuel Tech.
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
Sales of the FUEL CHEM products were $37.0 million, $36.8 million, and $35.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Competition
Competition for our FUEL CHEM product line includes chemicals sold by specialty chemical and combustion engineering companies, such as Nalco (Ecolab), Environmental Energy Services, Inc., and GE Infrastructure.

INTELLECTUAL PROPERTY
The majority of our products are protected by U.S. and non-U.S. patents. We own 93 granted patents worldwide and nine allowed utility model patents in China. We have 119 patent applications pending; including 13 in the United States and 106 in non-U.S. jurisdictions, as well as 6 pending utility models in China. These patents and applications cover some 31 inventions, 16 associated with our NOx reduction business, 12 associated with the FUEL CHEM business and three associated with non-commercialized technologies. Our granted patents have expiration dates ranging from August 14, 2015 to April 1, 2033. We have one patent due to expire in 2015 which is for a non-commercialized technology in Taiwan.
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
EMPLOYEES
At December 31, 2014, we had 198 employees, 148 in North America, 38 in China, six in Europe and six in Chile. We enjoy good relations with our employees and are not a party to any labor management agreement.

RELATED PARTIES

Douglas G. Bailey, a member of our executive team, is a stockholder of American Bailey Corporation (ABC), which is a related party. Please refer to Note 11 to the consolidated financial statements in this document for information about our transactions with ABC. Additionally, see the more detailed information relating to this subject under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be distributed in connection with our 2015 Annual Meeting of Stockholders, which information is incorporated by reference.

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
Our Product Portfolio Lacks Diversification
We have two broad technology segments that provide advanced engineering solutions to meet the pollution control, efficiency improvement, and operational optimization needs of coal-fired energy-related facilities worldwide. They are as follows:

•
The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low and Ultra Low NOx Burners (LNB and ULNB), Over-Fire Air (OFA) systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction (SNCR) systems, and Advanced Selective Catalytic Reduction (ASCR™) systems. The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSG™) systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The NOxOUT CASCADE® and NOxOUT-SCR® processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA™ technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

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

An adverse development in our advanced engineering solution business as a result of competition, technological change, government regulation, customers converting to use natural gas or other fuels, or any other factor could have a significantly greater impact than if we maintained more diverse operations.

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
Competition in the FUEL CHEM markets includes chemicals sold by specialty chemical and combustion engineering companies, such as NALCO (Ecolab), GE Infrastructure, and Environmental Energy Services, Inc.
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
We May Not Be Able to Successfully Protect our Patents and Proprietary Rights
We hold licenses to or own a number of patents for our products and processes. In addition, we also have numerous patent applications pending both in the U.S. and abroad. There can be no assurance that any of our pending patent applications will be granted or that our outstanding patents will not be challenged, overturned or otherwise circumvented by competitors. In foreign markets, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for our patent rights in emergi ng markets. In addition, certain critical technical information relating to our products which is not patented is held as trade secret, and protected by trade secret laws and restrictions on disclosure contained in our confidentiality and licensing agreements. There can be no assurance that such protections will prove adequate or that we will have adequate remedies against contractual counterparties for disclosure of our trade secrets or other violations of our intellectual property rights. See Item 1 above under the caption “Intellectual Property.”
Our Results May Be Affected By Foreign Operations
In 2007, we expanded our operations in China by establishing a wholly-owned subsidiary in Beijing. Our management believes that the Asia-Pacific region, particularly China, offers significant market opportunities as nations in this region look to establish and implement regulatory policies for improving their environment and utilizing fossil fuels, especially coal, efficiently and effectively. In 2012, we expanded our operations in Latin and South America by establishing a wholly-owned subsidiary in Chile. The future business opportunities in these markets are dependent on the continued implementation and enforcement of regulatory policies that will benefit our technologies, the acceptance of our engineering solutions in such markets, the ability of potential customers to utilize our technologies on a competitive, cost-effective basis, and our ability to protect and enforce our intellectual property rights.
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
We May Borrow Funds Pursuant to our Credit Facilities
We are party to a $15 million domestic revolving credit agreement with JPMorgan Chase Bank, N.A. As of December 31, 2014, there were no outstanding borrowings on this facility and Fuel Tech was in compliance with all financial covenants contained in the agreement. In addition, our Chinese subsidiary, Beijing Fuel Tech Environmental Technologies Company, Ltd., has a RMB 35 million (approximately $5.688 million) revolving credit facility with JPMorgan Chase Bank (China) Company Limited. As of December 31, 2014, the outstanding borrowings under this facility were approximately $1,625. In the event of any default on our part under either of these agreements, the lender is entitled to accelerate payment of any amounts outstanding and may, under certain circumstances, cancel the facilities. If we were unable to obtain a waiver for a breach of covenant and the lender accelerated the payment of any outstanding amounts, such acceleration may cause our cash position to significantly deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require us to obtain alternate financing.

ITEM 1B - UNRESOLVED STAFF COMMENTS
None

ITEM 2 - PROPERTIES
We own an office building in Warrenville, Illinois, which has served as our corporate headquarters since June 23, 2008. This facility, with approximately 40,000 square feet of office space, will meet our growth requirements for the foreseeable future.
We also operate from leased office facilities in Stamford, Connecticut; Durham, North Carolina; Gallarate, Italy and Beijing, China. We do not segregate any of our leased facilities by operating business segment. The terms of our four material lease arrangements are as follows:

•
The Stamford, Connecticut building lease, for approximately 6,440 square feet, runs from February 1, 2010 to December 31, 2019. The facility houses certain administrative functions such as Investor Relations and certain APC sales functions.

•
The Beijing, China building lease, for approximately 8,000 square feet, runs from September 1, 2014 to August 31, 2017. This facility serves as the operating headquarters for our Beijing Fuel Tech operation.

•	The Durham, North Carolina building lease, for approximately 16,000 square feet, runs from May 1, 2014 to April 30, 2017. This facility houses engineering operations.

•	The Gallarate, Italy building lease, for approximately 1,300 square feet, runs from May 1, 2013 to April 30, 2019. This facility serves as the operating headquarters for our European operations.

•	The Westlake, Ohio building lease, for approximately 5,000 square feet, runs from May 1, 2014 to April 30, 2017. This facility houses engineering operations.

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

ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market
Our Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc. The trading symbol is FTEK.
Prices
The table below sets forth the high and low sales prices during each calendar quarter since January 2013.

2014	High	Low
Fourth Quarter	$4.45	$3.61
Third Quarter	5.68	4.10
Second Quarter	6.77	4.96
First Quarter	8.50	4.90

2013	High	Low
Fourth Quarter	$9.63	$4.19
Third Quarter	4.78	3.63
Second Quarter	4.42	3.55
First Quarter	5.20	4.00
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
Holders
Based on information from our transfer agent and from banks and brokers, we estimate that, as of March 5, 2015, there were approximately 156 registered stockholders and 11,500 beneficial holders of our common shares.

Transfer Agent

The transfer agent and registrar for our common shares is Computershare Shareowner Services LLP, 480 Washington Boulevard, Jersey City, New Jersey 07310-1900.

Performance Graph

The following line graph compares our total return to stockholders per common share for the five years ended December 31, 2014 to that of the NASDAQ Composite Index and the WilderHill Progressive Energy Index for the period December 31, 2009 through December 31, 2014.

ITEM 6 - SELECTED FINANCIAL DATA
Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2014. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and the schedules thereto.

	For the years ended December 31
CONSOLIDATED STATEMENT of OPERATIONS DATA	2014	2013	2012	2011	2010
(in thousands of dollars, except for share and per-share data)
Revenues	$79,017	$109,338	$97,644	$93,668	$81,795
Cost of sales	43,889	62,521	56,899	49,857	46,821
Selling, general and administrative and other costs and expenses	36,891	36,375	35,545	34,162	31,037
Goodwill impairment	23,400	—	—	—	—
Operating (loss) income	(25,163)	8,000	5,200	9,649	3,937
Net (loss) income	(17,725)	5,101	2,776	6,148	1,753
Basic (loss) income per common share	$(0.78)	$0.23	$0.12	$0.26	$0.07
Diluted (loss) income per common share	$(0.78)	$0.23	$0.12	$0.25	$0.07
Weighted-average basic shares outstanding	22,782,000	22,286,000	22,709,000	24,095,000	24,213,000
Weighted-average diluted shares outstanding	22,782,000	22,579,000	23,535,000	24,633,000	24,405,000

	December 31
CONSOLIDATED BALANCE SHEET DATA	2014	2013	2012	2011	2010
(in thousands of dollars)
Working capital	$39,688	$48,619	$38,918	$43,626	$36,645
Total assets	91,471	110,058	105,897	112,990	103,203
Long-term obligations	520	789	715	1,347	1,482
Total liabilities	19,170	21,435	21,661	23,977	19,293
Stockholders’ equity (1)	72,301	88,623	84,236	89,013	83,910
Notes:

(1)	Stockholders’ equity includes the principal amount of nil coupon non-redeemable perpetual loan notes. See Note 7 to the consolidated financial statements.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars)
Background
We have two broad technology segments that provide advanced engineered solutions to meet the pollution control, efficiency improvement and operational optimization needs of energy-related facilities worldwide. They are as follows:

Air Pollution Control Technologies

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low and Ultra Low NOx Burners (LNB and ULNB), OFA systems, NOxOUT and HERT SNCR systems, and ASCR systems.  The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, AIG, and GSG systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The NOxOUT CASCADE and NOxOUT-SCR processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA technology creates ammonia at a plant site using safe urea for use with any SCR application.  Our ESP products and services include complete turnkey ESP retrofits and related services. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions. We distribute our products through our direct sales force and third-party sales agents.
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
We use the percentage of completion method of accounting for equipment construction, equipment supply and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of December 31, 2014, we had one construction contract in progress that was identified as loss contracts and a provision for losses in the amount of $4 was recorded in other accrued liabilities on the consolidated balance sheets. As of December 31, 2013, we had three construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $68 was recorded in other accrued liabilities on the consolidated balance sheets.

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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At December 31, 2014 and December 31, 2013, unbilled receivables were approximately $9,904 and $12,599, respectively, and are included in accounts receivable on the consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts were $2,994 and $1,206 at December 31, 2014 and December 31, 2013, respectively, and are included in other accrued liabilities on the consolidated balance sheet.
We have installed over 1000 units with APC technology and normally provide performance guarantees to our customers based on the operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.
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

In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair values assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized.

Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2014 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment. It determined that its APC technology reporting unit failed the first step test because the estimated fair value of the reporting unit was less than its carrying value, a result significantly affected by Fuel Tech's market capitalization, and thus requiring additional analysis of the segment. Based on this additional analysis, Fuel Tech determined that the current fair value of the APC technology reporting unit was less than the fair value of the assets and liabilities of the unit, resulting in an implied fair value of goodwill of zero, and accordingly recorded a non-cash goodwill impairment charge of $23.4 million related to this segment.

The APC segment encompasses the integrated operations of the Company's acquisitions of Advanced Combustion Technology, Inc. (ACT) in 2009 and PECO in 2014. While goodwill impairment is tested for the segment as a whole, the changes in estimates that led to the goodwill impairment charge were most significantly related to the ACT acquisition. The impairment primarily resulted from the lower estimates of revenues and margins in the segment in the assessment forecast period. These lower estimates derive from (1) lower natural gas prices that allow utility operators to switch to natural gas from coal and increase the amount of power generated from natural gas plants, (2) slower sales and smaller margins in the China market and (3) continued delays in investment in environmental remediation, particularly with respect to NOx technologies due to the regulatory environment.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Long-lived assets, including property, plant and equipment (PP&E) and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. Due to the existence of impairment indicators as more fully described in Note 1 to our consolidated financial statements, we performed a more detailed analysis of potential long-lived and intangible asset impairment in the APC technology asset group during the fourth quarter of 2014 using the aforementioned undiscounted cash flows analysis and concluded that no impairment of these assets exists. A significant portion of our property and equipment is comprised of assets deployed at customer locations relating to our FUEL CHEM technology asset group, and due to the shorter-term duration over which this equipment is depreciated, the likelihood of impairment is mitigated. The discontinuation of a FUEL CHEM program at a customer site would most likely result in the re-deployment of all or most of the affected assets to another customer location rather than an impairment.

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

Recently Issued Accounting Standards

In April 2014, the FASB issued changes to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/ or asset and liability information of the component. These changes become effective for Fuel Tech on January 1, 2015. Management has determined that the adoption of these changes will not have an immediate impact on the Consolidated Financial Statements. This guidance will need to be considered in the event Fuel Tech initiates a disposal transaction.

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

2014 versus 2013

Revenues for the years ended December 31, 2014 and 2013 were $79,017 and $109,338, respectively. The year-over-year decrease of $30,321, or 28%, was principally driven by decreased revenue in our APC technology segment in both our United States (U.S.) and foreign operations, while our FUEL CHEM technology segment revenue remained unchanged. Our U.S. revenues declined $12,374 or 20% from $63,275 to $50,901, while our International revenues declined $17,947 or 39% from $46,063 to $28,116.

Revenues for the APC technology segment were $42,031 for the year ended December 31, 2014, a decrease of $30,521, or 42%, versus fiscal 2013. Revenues in our APC technology segment, which had been growing into 2013 largely through international sales, were adversely affected by a number of factors in 2014. First, the U.S. regulatory environment, while remaining favorable for our prospects, has not spurred capital investment in our products by electric power producers. Second, while general economic conditions in the U.S. have improved, energy demand for coal fired power plants has declined as utilities have switched to lower cost natural gas sources. At the same time, these sources have generally allowed utilities to meet their regulatory objectives with existing emissions investments. Sales in foreign locations have not been robust enough to offset reduced demand in the U.S., as foreign sales have also declined due largely to the completion of a large contract in Chile which yielded a year-over-year decline of $10 million in revenue. During 2014 we completed two U.S. based acquisitions of new technology for particulate control which contributed $4.2 million of revenue and offset declines in our legacy technology offerings. While we do expect to see improved order flow in our U.S. APC segment in 2015, any future orders will be dependent on our customer’s capital investment decisions to install emissions control technologies in order to meet state or federal regulations. We continue to actively bid projects in our foreign markets during 2015 and will continue to look for growth opportunities within our chosen markets. Backlog for the years ended December 31, 2014 and 2013 was $18.0 million and $22.4 million, respectively.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2014 were $36,986, an increase of $200, or 1% versus fiscal 2013. Our FUEL CHEM technology continues to be affected by the soft electric demand market and fuel switching as a result of low natural gas prices, which have led to unscheduled outages and coal consumption units operating at less than full capacity.

Consolidated cost of sales for the years ended December 31, 2014 and 2013 were $43,889 and $62,521, respectively. Consolidated gross margin percentage for the years ended December 31, 2014 and 2013 were 44% and 43%, respectively. The gross margins for the APC technology segment decreased slightly to 37% in 2014 from 38% in 2013. Gross margin percentage for the FUEL CHEM technology segment remained flat at 53% in 2014 and 2013.

As more fully described in Note 1 to the consolidated financial statements, the Company performs an annual evaluation in the fourth quarter of each year for indications of potential impairment of goodwill and indefinite lived intangible assets. Our APC segment goodwill represented $23.4 million, or 92% of the total goodwill balance carried on our books. Our annual goodwill impairment test for our APC segment concluded that its full balance was impaired, leading to a charge of $23.4 million in the fourth quarter. A significant portion, $15.8 million, of our APC goodwill related to the acquisition of Advanced Combustion Technology, Inc. (“ACT”) which was completed on January 1, 2009. While the Company believes it will continue to benefit from this and other business acquisitions completed in the APC segment, the recent financial performance of the APC segment and specifically the ACT product line has not met our internal expectations and anticipated future cash flows have greater risks and uncertainties with regard to the timing and rate of growth. We continue to believe that promising long-term global market trends with regard to demand for our APC segment technologies appears to remain intact, but we are unable to ascertain the timing of such demand in the near term, and accordingly the present value of the forecasted future cash flows used in our goodwill impairment test has been reduced compared to prior years. Accordingly, we have concluded that our APC segment goodwill balance was impaired during the fourth quarter of 2014 and as a result a $23.4 million charge was recorded in that period.

Selling, general and administrative expenses for the years ended December 31, 2014 and 2013 were $35,432 and $36,375, respectively. The decrease of $943 or 3%, is primarily attributed to the following:

•	An decrease in employee costs, primarily commissions and bonuses, totaling $2,698

•	An decrease in non-employee commissions of $629

•	An increase in stock compensation expense of $524

•	An increase in depreciation and amortization of $396

•	An increase in professional fees and consulting services of $759

•	An increase related to cleanup fees for a legacy facility of $325

•	An increase in bad debt expense of $191

•	An increase in office and administrative costs relating to our foreign subsidiaries of $147

Research and development (“R&D”) expenses were $1,459 and $2,442 for the years ended December 31, 2014 and 2013, respectively. We plan to continue focusing on increased R&D efforts in the pursuit of commercial applications for our technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest income for the year ended December 31, 2014 decreased by $29 to $29 versus $58 in 2013. Interest expense of $125 was recorded in 2014, compared to $56 in the prior year. Finally, the increase in net other expenses to $544 from $137 in the prior year is due primarily to the impact of foreign exchange rates as it relates to settlement of balances denominated in foreign currencies, particularly in Chile.

For the year ended December 31, 2014, we recorded an income tax benefit of $8,078 on pre-tax loss of $25,803. Our effective tax rate of 31% was lower than the federal statutory rate of 34% as a result of a decrease related to the non-deductible goodwill impairment charge offset by increases from state taxes and losses from our Italian subsidiary for which we were not able to record a tax benefit as a result of the valuation allowance placed on that entity’s net operating losses. For the year ended December 31, 2013, we recorded an income tax expense of $2,764 on pre-tax income of $7,865.

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

Liquidity and Sources of Capital

At December 31, 2014, we had cash and cash equivalents of $18,637 and working capital of $39,688 versus cash and cash equivalents of $27,738 and working capital of $48,619 at December 31, 2013.

Operating activities provided $5,435 of cash for the year ended December 31, 2014, primarily due to the add back of non-cash items from our net loss of $17,725 including a goodwill impairment charge of $23,400, stock compensation expense of $2,322, depreciation and amortization of $4,306, and bad debt expense of $762, as well as a decrease in our accounts receivable balance of $6,117 and an increase in our accrued liabilities and other non-current liabilities of $906. Partially offsetting these items were subtractions of non-cash items from our net loss including deferred income taxes in the amount of $9,524, as well an decrease in our accounts payable balance of $3,600, an increase in inventory of $616, and an increase in prepaid expenses and other current and non-current assets of $913.
Operating activities provided $2,842 of cash for the year ended December 31, 2013, primarily due to the add back of non-cash items from our net income of $5,101 including stock compensation expense of $1,798, depreciation and amortization of $3,014, deferred income taxes of $1,252, and bad debt expense of $707, as well as a decrease in our inventory, prepaid expenses and other current assets of $2,195. Partially offsetting these items were increases in our accounts receivable balance of $6,970, a decrease in our accounts payable of $2,968, and a decrease in our accrued liabilities and other non-current liabilities of $1,287.
Investing activities used cash of $13,897 and $1,754 for the years ended December 31, 2014 and 2013, respectively. Investment activities consisted of purchases of equipment, patents, and other intangibles of $5,818 and $1,754 in each respective year to support and grow our operations, including our $3,010 acquisition of intellectual property rights related to a fuel conversion business development initiative, as well as an investment to acquire two businesses located in Ohio in the amount of $8,079, net of cash acquired, during the current year.
Financing activities provided $0 of cash for the year ended December 31, 2014 which included proceeds and excess tax benefits from stock option exercises in the amount of $304, offset by payments to repurchase our common stock in the amount of $304 for shares withheld to pay employee payroll taxes upon vesting of equity awards. Financing activities provided $2,045 of cash for the year ended December 31, 2013 as a result of cash received from China debt facility in the amount of $1,614 and proceeds and excess tax benefits from stock option exercises in the amount of $878, offset by payments to repurchase our common stock in the amount of $447 for shares withheld to pay employee payroll taxes upon vesting of equity awards.

On June 30, 2013, we amended our existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2015. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined by a formula related to our leverage ratio, and is guaranteed by our Italian subsidiary, Fuel Tech Srl. We are allowed to use this Facility for cash advances and standby letters of credit. As of December 31, 2014 and 2013, there were no outstanding borrowings on the amended credit facilities.

The Facility contains several debt covenants with which we must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. This covenant was waived by our bank through the maturity date of the credit facility. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At December 31, 2014 we were in compliance with all active financial covenants specified by the Facility.

At December 31, 2014 and 2013, we had outstanding standby letters of credit and bank guarantees totaling approximately $8,284 and $3,478, respectively, on our domestic credit facility in connection with contracts in process. We are committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2014 and 2013, there were no cash borrowings under the domestic revolving credit facility and approximately $6,716 and $11,522, respectively, was available for future borrowings. We pay a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 27, 2014, our wholly-owned subsidiary, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech) entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,688), which expires on June 26, 2015. This new credit facility replaced the previous RMB 35 million facility that expired on June 27, 2014. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and we have guaranteed BJFT's obligations under this facility. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2014 and 2013, Beijing Fuel Tech had borrowings outstanding in the amount of $1,625 and $1,636, respectively. These borrowings were subject to interest rates of 7.0% at December 31, 2014 and 2013.
At December 31, 2014 and 2013, we had outstanding standby letters of credit and bank guarantees totaling approximately $336 and $646, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2014 and 2013, approximately $3,727 and $3,443 was available for future borrowings.
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
Interest payments in the amount of $125 and $56 were made during the years ended December 31, 2014 and 2013, respectively.
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
Payments due by period in thousands of dollars

Contractual Cash Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Operating lease obligations	$3,598	$1,023	$1,760	$741	$74
Beijing Fuel Tech credit facility	$1,625	$1,625	$—	$—	$—
Total	$5,223	$2,648	$1,760	$741	$74
Interest payments in the amount of $125, $56, and $93 were made during the years ended December 31, 2014, 2013 and 2012, respectively.
In the normal course of our business, we use bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

•	in support of the warranty period defined in the contract; or

•	in support of the system performance criteria that are defined in the contract.
In addition, we use bank performance guarantees with standby letters of credit and performance surety bonds as security for contract performance and other obligations as needed in the normal course of business. As of December 31, 2014, we had outstanding bank performance obligations that may or may not result in cash obligations as follows:
Commitment expiration by period in thousands of dollars

Commercial Commitments	Total	2015	2016	2017	Thereafter
Standby letters of credit and bank guarantees	$8,620	$5,022	$3,598	$—	$—
Performance Surety Bonds	$12,389	$7,791	$3,364	$1,234	$—
Total	$21,009	$12,813	$6,962	$1,234	$—
Off-Balance-Sheet Transactions
There were no other off-balance-sheet transactions other than the obligations and commitments listed above during the three-year period ended December 31, 2014.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.
We are also exposed to changes in interest rates primarily due to our debt arrangement (refer to Note 10 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2015.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Fuel Tech, Inc.

We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited Fuel Tech, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Fuel Tech, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuel Tech Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Fuel Tech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey LLP

Schaumburg, Illinois
March 16, 2015

Fuel Tech, Inc.
Consolidated Balance Sheets
(in thousands of dollars, except share and per-share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$18,637	$27,738
Marketable securities	36	30
Accounts receivable, net	31,910	36,974
Inventories	1,111	443
Prepaid expenses and other current assets	4,094	2,196
Income taxes receivable	597	1,407
Deferred income taxes	1,953	477
Total current assets	58,338	69,265
Property and equipment, net	13,527	13,027
Goodwill	2,116	21,051
Other intangible assets, net	10,464	4,305
Deferred income taxes	5,649	—
Other assets	1,377	2,410
Total assets	$91,471	$110,058
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,625	$1,636
Accounts payable	7,310	9,920
Accrued liabilities:
Employee compensation	2,007	4,460
Other accrued liabilities	7,708	4,630
Total current liabilities	18,650	20,646
Deferred income taxes	—	59
Other liabilities	520	730
Total liabilities	19,170	21,435
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,027,704 and 22,701,613 shares issued, and 22,860,398 and 22,592,956 outstanding in 2014 and 2013, respectively	230	227
Additional paid-in capital	134,985	132,796
Accumulated deficit	(61,752)	(44,027)
Accumulated other comprehensive (loss) income	(448)	37
Nil coupon perpetual loan notes	76	76
Treasury stock, 167,306 and 108,657 shares in 2014 and 2013, respectively, at cost	(790)	(486)
Total stockholders’ equity	72,301	88,623
Total liabilities and stockholders’ equity	$91,471	$110,058

See notes to consolidated financial statements.
Fuel Tech, Inc.
Consolidated Statements of Operations
(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2014	2013	2012
Revenues	$79,017	$109,338	$97,644
Costs and expenses:
Cost of sales	43,889	62,521	56,899
Selling, general and administrative	35,432	36,375	32,682
Research and development	1,459	2,442	2,863
Goodwill impairment	23,400	—	—
	104,180	101,338	92,444
Operating (loss) income	(25,163)	8,000	5,200
Interest expense	(125)	(56)	(93)
Interest income	29	58	78
Other expense	(544)	(137)	(107)
(Loss) Income before taxes	(25,803)	7,865	5,078
Income tax benefit (expense)	8,078	(2,764)	(2,302)
Net (loss) income	$(17,725)	$5,101	$2,776
Net (loss) income per common share:
Basic	$(0.78)	$0.23	$0.12
Diluted	$(0.78)	$0.23	$0.12
Weighted-average number of common shares outstanding:
Basic	22,782,000	22,286,000	22,709,000
Diluted	22,782,000	22,579,000	23,535,000
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands of dollars)

	For the years ended December 31,
	2014	2013	2012
Net (loss) income	$(17,725)	$5,101	$2,776
Other comprehensive (loss) income:
Foreign currency translation adjustments	(489)	438	(765)
Unrealized gains/(losses) from marketable securities, net of tax	4	(9)	(8)
Total other comprehensive (loss) income	(485)	429	(773)
Comprehensive (loss) income	$(18,210)	$5,530	$2,003
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2011	23,644	$237	$132,350	$(44,031)	$381	$76	$—	$89,013
Net income				2,776				2,776
Foreign currency translation adjustments					(765)			(765)
Unrealized loss on marketable securities, net of tax					(8)			(8)
Stock compensation expense			1,248					1,248
Issuance of deferred shares of stock			58					58
Tax effect of expired vested options			(57)					(57)
Repurchases and retirement of common shares	(1,605)	(16)		(7,873)				(7,889)
Common shares issued upon vesting of restricted stock units	72		(101)					(101)
Treasury shares withheld	(9)						$(39)	(39)
Balance at December 31, 2012	22,102	$221	$133,498	$(49,128)	$(392)	$76	$(39)	$84,236
Net income				5,101				5,101
Foreign currency translation adjustments					438			438
Unrealized loss on marketable securities, net of tax					(9)			(9)
Exercise of stock options	195	2	809					811
Tax benefit from stock compensation expense			67					67
Stock compensation expense			1,798					1,798
Tax effect of expired vested options			(121)					(121)
Common shares issued upon vesting of restricted stock units	395	4	(3,255)					(3,251)
Treasury shares withheld	(99)						(447)	(447)
Balance at December 31, 2013	22,593	$227	$132,796	$(44,027)	$37	$76	$(486)	$88,623
Net loss				(17,725)				(17,725)
Foreign currency translation adjustments					(489)			(489)
Unrealized gain on marketable securities, net of tax					4			4
Stock compensation expense			2,322					2,322
Exercise of stock options	60		297					297
Tax benefit from stock compensation expense			7					7
Tax effect of expired vested options			(379)			`		(379)
Common shares issued upon vesting of restricted stock units	266	3	(58)					(55)
Treasury shares withheld	(59)						(304)	(304)
Balance at December 31, 2014	22,860	$230	$134,985	$(61,752)	$(448)	$76	$(790)	$72,301
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)

	For the years ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(17,725)	$5,101	$2,776
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,922	2,175	2,191
Amortization	2,384	839	898
Gain on equipment disposals/impaired assets	—	—	(72)
Unrealized holding loss on marketable securities	—	—	13
Allowance for doubtful accounts	762	707	26
Deferred income taxes	(9,524)	1,252	(458)
Stock compensation expense	2,322	1,798	1,306
Goodwill impairment	23,400	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,117	(6,970)	4,249
Inventories	(616)	77	(202)
Prepaid expenses, other current assets and other noncurrent assets	(913)	2,118	(1,808)
Accounts payable	(3,600)	(2,968)	2,327
Accrued liabilities and other noncurrent liabilities	906	(1,287)	(2,579)
Net cash provided by operating activities	5,435	2,842	8,667

INVESTING ACTIVITIES
Purchases of property, equipment and patents	(2,808)	(1,754)	(2,534)
Purchases of other intangible assets	(3,010)	—	—
Payment for acquisitions, net of cash acquired	(8,079)	—	—
Net cash used in investing activities	(13,897)	(1,754)	(2,534)

FINANCING ACTIVITIES
Net proceeds (payments) of short-term debt	—	1,614	(1,187)
Proceeds from exercises of stock options	297	811	—
Excess tax benefit from exercises of stock options	7	67	—
Repurchases of common stock	—	—	(7,889)
Treasury shares withheld	(304)	(447)	(39)
Net cash provided by (used in) financing activities	—	2,045	(9,115)
Effect of exchange rate fluctuations on cash	(639)	152	(794)
Net (decrease) increase in cash and cash equivalents	(9,101)	3,285	(3,776)
Cash and cash equivalents at beginning of year	27,738	24,453	28,229
Cash and cash equivalents at end of year	$18,637	$27,738	$24,453

Supplemental Cash Flow Information:
Cash paid for:
Interest	$125	$56	$93
Income taxes paid	$—	$2,901	$2,043
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
International revenues were $28,116, $46,063, and $27,219 for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts represented 36%, 42%, and 28% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. We have foreign offices in Beijing, China and Gallarate, Italy.
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
Cash and Cash Equivalents
We include cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. We have never incurred realized or unrealized holdings gains or losses on securities classified as cash equivalents. Income resulting from short-term investments is recorded as interest income. At December 31, 2014, we had cash on hand of approximately $1,639 at our Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China.
Foreign Currency Risk Management
Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.
Accounts Receivable
Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on uncompleted contracts under the percentage of completion method. At December 31, 2014 and 2013, unbilled receivables were approximately $9,904 and $12,599, respectively.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2012	$430	$246	$(216)	$460
2013	$460	$1,175	$(446)	$1,189
2014	$1,189	$1,099	$(366)	$1,922
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

Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income by component were as follows:

	December 31,
	2014	2013
Foreign currency translation
Balance at beginning of period	$18	$(420)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(489)	438
Balance at end of period	$(471)	$18
Available-for-sale marketable securities
Balance at beginning of period	$19	$28
Other comprehensive income (loss):
Net unrealized holding gain (loss) (2)	4	(14)
Deferred income taxes (2)	—	5
Total other comprehensive income (loss)	4	(9)
Balance at end of period	$23	$19
Total accumulated other comprehensive (loss) income	$(448)	$37

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

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
Goodwill
Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed annually or more frequently if indicators arise, for impairment. Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of our reporting units to their carrying values. We use a discounted cash flow (DCF) model to determine the current fair value of our two reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.
Goodwill is allocated to each of our reporting units, which is defined as an operating segment or one level below an operating segment, upon acquisition after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Goodwill is also evaluated for impairment at the reporting unit level. We have two reporting units: the FUEL CHEM technology segment and the APC technology segment.
During the fourth quarter of 2014, we experienced a decrease in our stock price that caused our market capitalization to fall below the equity value on our consolidated balance sheet, which can be a potential indicator of goodwill impairment. This, along with an overall slowdown in APC technology segment orders and corresponding downward adjustments to our financial forecasts, was considered during a detailed evaluation of the fair value of our reporting units. Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2014 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment. At the same time, we determined that our APC technology reporting unit failed the first step test because the estimated fair value of the reporting unit was less than its carrying value, thus requiring additional analysis of the segment. Based on this additional analysis, Fuel Tech determined that the current fair value of the APC technology reporting unit was less than the fair value of the assets and liabilities of the unit, resulting in an implied fair value of goodwill of zero, and accordingly we recorded a non-cash goodwill impairment charge of $23,400 representing the full carrying value of goodwill related to this reporting unit.

The following table shows our goodwill activity by reporting unit during the periods ending December 31, 2014 and 2013:

	2014
Reporting Unit	Beginning Carrying Amount	Acquired Goodwill	Impairment Charge	Ending Carrying Amount

FUEL CHEM Technology Segment	$2,116	$—	$—	$2,116
APC Technology Segment	18,935	4,465	(23,400)	—
	$21,051	$4,465	$(23,400)	$2,116

	2013
Reporting Unit	Beginning Carrying Amount	Acquired Goodwill	Impairment Charge	Ending Carrying Amount

FUEL CHEM Technology Segment	$2,116	$—	$—	$2,116
APC Technology Segment	18,935	—	—	18,935
	$21,051	$—	$—	$21,051
Other Intangible Assets
Management reviews other finite-lived intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, trade names, and acquired technologies, for impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset or asset group is less than the carrying amount of the asset or asset group, an impairment loss equal to the excess of the asset or asset group's carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. After performing additional analysis based on an undiscounted future cash flows test relating to the assets attributable to our APC technology segment, it was determined that no impairment losses for any assets or asset group relating to this segment existed. In addition, there were no indications of impairment for any assets or asset group associated with our FUEL CHEM technology segment. As a result, no impairment losses for the years ended December 31, 2014, 2013 and 2012 were recorded.
Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. As of December 31, 2014 and 2013, the net patent asset balance, excluding patents acquired in business acquisitions, was $1,583 and $1,273, respectively. The third-party costs capitalized as patent costs during the years ended December 31, 2014 and 2013 were $376 and $305, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.
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
In 2014 we acquired intangible assets as a result of the business acquisitions described in Note 2 in the amount of $5,158. In addition, we acquired intellectual property rights and know-how that was not part of a business acquisition in the amount of $3,010 related to the CARBONITE® fuel conversion process that has an estimated useful life of 5 years.
Amortization expense for intangible assets was $2,384, $839 and $898 for the years ended December 31, 2014, 2013 and 2012, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2014 and 2013, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2014			2013
Description of Other Intangible	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4-15 years	$5,087	$(2,690)	$2,397	$4,567	$(2,541)	$2,026
Trademarks and trade names	4-8 years	441	(293)	148	351	(219)	132
Patent assets	1-15 years	2,764	(987)	1,777	2,388	(822)	1,566
Acquired technologies	5-8 years	7,974	(1,832)	6,142	1,731	(1,150)	581
Total		$16,266	$(5,802)	$10,464	$9,037	$(4,732)	$4,305
The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2015	$2,072
2016	2,020
2017	1,695
2018	1,530
2019	1,247
Thereafter	1,900
Total	$10,464
Property and Equipment
Property and equipment is stated at historical cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $1,922, $2,175, and $2,191 for the years ended December 31, 2014, 2013 and 2012, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2014 and 2013, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life	2014	2013
Land		$1,440	$1,440
Building	39 years	4,535	4,535
Building and leasehold improvements	3-39 years	5,115	4,898
Field equipment	3-4 years	19,796	18,006
Computer equipment and software	2-3 years	3,005	2,677
Furniture and fixtures	3-10 years	1,525	1,512
Vehicles	5 years	36	36
Total cost		35,452	33,104
Less accumulated depreciation		(21,925)	(20,077)
Total net book value		$13,527	$13,027
Property and equipment is reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exists, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. Due to the existence of impairment indicators as more fully described above, we performed a more detailed analysis of potential long-lived asset impairment in the APC technology asset group during the fourth quarter of 2014 using the aforementioned undiscounted cash flows analysis and concluded that no impairment of our long-lived assets exists. A significant portion of our property and equipment is comprised of assets deployed at customer locations relating to our FUEL CHEM technology asset group, and due to the shorter-term duration over which this equipment is depreciated, the likelihood of impairment is mitigated. The discontinuation of a FUEL CHEM program at a customer site would most likely result in the re-deployment of all or most of the affected assets to another customer location rather than an impairment.
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
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means th at the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.
Stock-Based Compensation
Our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), was adopted in May 2014 and allows for awards to be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,483,525 shares that may be issued or reserved for awards to participants under the Incentive Plan as of December 31, 2014.
Basic and Diluted Earnings per Common Share
Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs) and the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options are excluded from diluted earnings per share because they are anti-dilutive. At December 31, 2014, 2013 and 2012, we had outstanding equity awards of 1,628,000, 1,623,000 and 1,507,000, respectively, that were antidilutive for the purpose of inclusion in the diluted earnings per share calculation because the exercise prices of the options were greater than the average market price of our common stock. As of December 31, 2014, we had an additional 280,000 equity awards that were antidilutive because of the net loss in the year then ended. These equity awards could potentially dilute basic EPS in future years.
The table below sets forth the weighted-average shares used at December 31 in calculating earnings (loss) per share:

	2014	2013	2012
Basic weighted-average shares	22,782,000	22,286,000	22,709,000
Conversion of unsecured loan notes	—	7,000	7,000
Unexercised options and unvested restricted stock units	—	286,000	819,000
Diluted weighted-average shares	22,782,000	22,579,000	23,535,000
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
For the year ended December 31, 2014, we had two customers which individually represented greater than 10% of revenues. One of these customers contributed primarily to our FUEL CHEM technology segment and represented 20% of consolidated revenues. The other customer contributed to our APC technology segment and represented 11% of our consolidated revenues. had no customers that accounted for greater than 10% of our current assets as of December 31, 2014.
For the year ended December 31, 2013, we had two customers which individually represented greater than 10% of revenues. One of these customers contributed primarily to our FUEL CHEM technology segment and represented 14% of consolidated revenues. The other customer contributed to our APC technology segment and represented 18% of our consolidated revenues. We had no customers that accounted for greater than 10% of our current assets as of December 31, 2013.
For the year ended December 31, 2012, we had one customer which individually represented greater than 10% of revenues. The customer contributed primarily to our FUEL CHEM technology segment and represented 16% of consolidated revenues. We had no customers that accounted for greater than 10% of our current assets as of December 31, 2012.
We control credit risk through requiring milestone payments on long-term contracts, performing ongoing credit evaluations of its customers, and in some cases obtaining security for payment through bank guarantees and letters of credit.

Available-for-Sale Marketable Securities
At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $36 and $30 at December 31, 2014 and December 31, 2013, respectively. Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended December 31, 2014, 2013 and 2012.
Treasury Stock
We use the cost method to account for its common stock repurchases. During the years ended December 31, 2014 and 2013, we withheld 58,649 and 99,531 shares of our Common Shares, valued at approximately $304 and $447, respectively, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. Refer to Note 6, “Treasury Stock,” for further discussion.
Recently Issued and Adopted Accounting Standards

On January 1, 2014, Fuel Tech adopted changes issued by the FASB to a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. The adoption of these changes had no impact on the Consolidated Financial Statements. Th. uidance will need to be considered in the event Fuel Tech initiates any of the transactions described above.

On January 1, 2014, Fuel Tech adopted changes issued by the FASB to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. . se changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. The adoption of these changes did not result in a significant impact on the Consolidated Financial Statements.

In April 2014, the FASB issued changes to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal compon ent after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/ or asset and liability information of the component. These changes become effective for Fuel Tech on January 1, 2015. Management has determined that the adoption of these changes will not have an immediate impact on the Consolidated Financial Statements. This guidance will need to be considered in the event Fuel Tech initiates a disposal transaction.

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

2.    BUSINESS ACQUISITIONS

On April 30, 2014 Fuel Tech acquired 100% of the capital stock of Cleveland Roll Forming Environmental Division, Inc. d/b/a PECO (“PECO”), and FGC, Inc. ("FGC"), both Ohio corporations. Pursuant to the stock purchase agreements, PECO and FGC became wholly owned subsidiaries of Fuel Tech. Fuel Tech paid to the sellers total net cash consideration of $8,079, which consisted of the agreed upon purchase price of $8,250 plus a working capital adjustment of $391, less cash acquired of $562. The stock purchase agreements contain customary representations, warranties, and indemnities.

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

The PECO and FGC acquisitions are being accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on their estimated fair market values on the date of acquisition. These fair value estimates are based on third party valuations.
The fair value of identifiable intangible assets was measured based upon significant inputs that were not observable in the market, and therefore are classified as Level 3. The key assumptions include: (i) management's projection of future cash flows based upon past experience and future expectations, and (ii) an assumed discount rate of 18.5% for PECO and 33.5% for FGC.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition and incorporates the measurement period adjustments since they were originally reported in our Form 10-Q for the period ended June 30, 2014. The fair value of the assets and liabilities assumed, and the related tax balances, are based on their estimated fair values as of the acquisition date.

	As Reported on June 30, 2014	Measurement Adjustments	Final Purchase Price Allocation
Current assets	$2,365	$26	$2,391
Property, plant and equipment	281	(281)	—
Identifiable intangible assets	—	5,158	5,158
Current and long-term liabilities assumed	(2,035)	(1,900)	(3,935)
Total identifiable net assets acquired	611	3,003	3,614
Goodwill	7,468	(3,003)	4,465
Total assets acquired	$8,079	$—	$8,079

The goodwill recorded in connection with the above acquisition is primarily attributable to the strong cash flow expected from the acquisitions as a result of the synergies with our APC technology segment expected to arise after the Company's acquisition of the businesses. However, as a result of factors not related to these acquisitions, all goodwill related to the APC technology segment was written off during 2014, as more fully described in Note 1. The goodwill and identifiable intangibles are not deductible for tax purposes.

The fair value assigned to finite lived intangible assets as a result of the acquisitions was as follows:

Description	Amount	Useful Life (Years)
Order backlog	$1,172	1.0
Trademarks	90	2.0
Customer relationships	870	4.0
Developed technology	3,230	7.0
Net assumed contractual obligations	(204)	1.0
Total identifiable assets acquired	$5,158	5.3

The following table summarizes the net sales and earnings after income taxes of PECO and FGC since the acquisition date, April 30, 2014, which is included in the consolidated statements of operations for the year ended December 31, 2014:

Year Ended December 31, 2014
Revenue	$4,193
Net loss	(120)

Net loss per Common Share
Basic	$—
Diluted	$—

The following unaudited pro-forma information represents the Company's results of operations as if the acquisition date had occurred on January 1, 2013:

	Year Ended December 31, 2014
	2014	2013
Revenue	$84,713	$122,723
Net income / (loss)	(15,596)	6,508

Net income / (loss) per Common Share
Basic	$(0.68)	$0.29
Diluted	$(0.68)	$0.29

The pro-forma results have been prepared for informational purposes only and include adjustments to eliminate acquisition related expenses of $59 and $0, amortization of acquired intangible assets with finite lives in the amount of $1,449 and $0, inter-company transactions resulting in a decrease in pro-forma gross margin of $70 and $500, and to record the income tax consequences of the pro-forma adjustments resulting in additional pro-forma tax expense of $561 and $242 in the years ended December 31, 2014 and 2013, respectively. These pro-forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.
Transaction costs incurred related to the acquisition were $59 and are included in general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2014.
3.    CONSTRUCTION CONTRACTS IN PROGRESS
The status of contracts in progress as of December 31, 2014 and 2013 is as follows:

	2014	2013
Costs incurred on uncompleted contracts	$92,190	$74,242
Estimated earnings	47,510	41,130
Earned revenue	139,700	115,372
Less billings to date	(132,790)	(104,679)
Total	$6,910	$10,693
Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$9,904	$11,899
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,994)	(1,206)
Total	$6,910	$10,693
Costs and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable on the consolidated balance sheet, while billings in excess of costs and estimated earnings on uncompleted contracts are included in other accrued liabilities on the consolidated balance sheet.

As of December 31, 2014 we had one construction contract in progress that was identified as loss contracts and a provision for losses of $4 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2013, we had three construction contracts in progress that were identified as loss contracts and a provision for losses of $68 was recorded in other accrued liabilities on the consolidated balance sheet.

4.    TAXATION
The components of (loss) income before taxes for the years ended December 31 are as follows:

Origin of income before taxes	2014	2013	2012
United States	$(25,142)	$6,025	$5,655
Foreign	(661)	1,840	(577)
(Loss) income before taxes	$(25,803)	$7,865	$5,078

Significant components of income tax (benefit) expense for the years ended December 31 are as follows:

	2014	2013	2012
Current:
Federal	$158	$1,114	$1,529
State	(34)	334	425
Foreign	1,108	836	471
Total current	1,232	2,284	2,425
Deferred:
Federal	(7,260)	642	9
State	(959)	(78)	1
Foreign	(1,091)	(84)	(133)
Total deferred	(9,310)	480	(123)
Income tax (benefit) expense	$(8,078)	$2,764	$2,302
A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2014	2013	2012
Provision at the U.S. federal statutory rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefit	(3.6)%	1.9%	4.2%
Foreign tax rate differential	0.1%	(2.5)%	—%
Valuation allowance	1.2%	2.9%	10.5%
Research credits	(0.4)%	(4.2)%	(10.0)%
Stock-based compensation	—%	(0.4)%	0.3%
Goodwill impairment	5.9%	—%	—%
Other	(0.5)%	3.4%	6.3%
Income tax expense effective rate	(31.3)%	35.1%	45.3%

The deferred tax assets and liabilities at December 31 are as follows:

	2014	2013
Deferred tax assets:
Stock compensation expense	$4,631	$4,922
Goodwill	3,110	—
Intangible assets	—	921
Other	2,419	902
Net operating loss carryforwards	2,006	1,833
Total deferred tax assets	12,166	8,578
Deferred tax liabilities:
Equipment	(1,096)	(1,610)
Intangible assets	(1,156)	—
Goodwill	—	(3,792)
Other	(306)	(925)
Total deferred tax liabilities	(2,558)	(6,327)
Net deferred tax asset before valuation allowance	9,608	2,251
Valuation allowances for deferred tax assets	(2,006)	(1,833)
Net deferred tax asset	$7,602	$418
Net deferred tax assets and liabilities are recorded as follows within the consolidated balance sheets:

Current assets	$1,953	$477
Long-term assets (liabilities)	5,649	(59)
Net deferred tax asset	$7,602	$418
The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2012	$1,327	—	541	$1,868
2013	$1,868	—	(35)	$1,833
2014	$1,833	—	173	$2,006
For the years ended December 31, 2014, 2013 and 2012, we recorded tax benefits from the exercise of stock options in the amount of $7, $67 and $0, respectively. This amount was recorded as an increase in additional paid-in capital on the consolidated balance sheet and as cash from financing activities on the consolidated statements of cash flows. We also reduced the deferred tax asset related to stock-based compensation by $379 and $121 for fully vested options that expired unexercised and by $58 and $3,255 for the excess of stock-based compensation over the related tax benefit recognized for restricted stock units that vested during 2014 and 2013, respectively. These reductions in deferred tax assets were recorded against additional paid-in capital and had no impact on our results from operations.
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

The following table summarizes our unrecognized tax benefit activity (excluding interest and penalties) during the years ended December 31, 2014, 2013 and 2012:

Description	2014	2013	2012
Balance at beginning of period	$65	$39	$505
Increases in positions taken in a current period	52	65	39
Decreases due to settlements	—	(39)	(202)
Decreases due to lapse of statute of limitations	—	—	(303)
Balance at end of period	$117	$65	$39
We recognize interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The amount of interest and penalties that we recognized in income tax expense during the years ended December 31, 2014, 2013 and 2012 was $0, $0 and $3, respectively. The total amount of unrecognized tax benefits as of December 31, 2014, 2013 and 2012, including interest and penalties, was $117, $65 and $42, respectively, all of which if ultimately recognized will reduce our annual effective tax rate. None of the unrecognized tax benefit will be recognized into income in 2015 due to the lapsing of statutes of limitations.
We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2012. We underwent examination for federal tax and state of Illinois purposes for the 2010 and 2011 tax years, and any potential tax obligations in those jurisdictions have been settled, or effectively settled, and are no longer subject to tax examination.
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
At December 31, 2014, we have tax loss carry-forwards of approximately $7,294 available to offset future foreign income in Italy. We have recorded a full valuation allowance against the resulting $2,006 deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to use the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated in prior years.

5.    COMMON SHARES
At December 31, 2014, we had 23,027,704 Common Shares issued and 22,860,398 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 7) and 4,483,525 shares reserved for issuance upon the exercise or vesting of equity awards, of which 1,546,500 are stock options that are currently exercisable (see Note 8).
At December 31, 2013, we had 22,701,613 Common Shares issued and 22,592,956 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes and 2,460,516 shares reserved for issuance upon the exercise or vesting of equity awards, of which 1,678,000 are stock options that are currently exercisable.

6.    TREASURY STOCK
Common shares held in treasury totaled 167,306 and 108,657 with a cost of $790 and $486 at December 31, 2014 and 2013, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the current and prior years.

7.    NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES
At December 31, 2014 and 2013, respectively, we had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (the “Loan Notes”) outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2014, the nil coupon loan notes were convertible into 6,715 common shares. Based on our closing stock price of $3.83 at December 31, 2014, the aggregate fair value of the common shares that the holders would receive if all the loan notes were converted would be approximately $26, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of our dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheet. The notes do not hold distribution or voting rights unless and until converted into common shares.
In 2014, 2013 and 2012, there were no Loan Notes repurchased by the Company.

8.    STOCK-BASED COMPENSATION
Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,483,525 shares that may be issued or reserved for awards to participants under the Incentive Plan. At December 31, 2014, we had approximately 1,960,000 equity awards available for issuance under the Incentive Plan.
Stock-based compensation is included in selling, general and administrative costs in our consolidated statements of operations.
The components of stock-based compensation for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For the Year Ended December 31,
	2014	2013	2012
Stock options	236	(245)	(66)
Restricted stock units	2,086	2,043	1,314
Deferred directors fees	—	—	58
Total stock-based compensation expense	2,322	1,798	1,306
Tax benefit of stock-based compensation expense	(892)	(671)	(472)
After-tax effect of stock based compensation	1,430	1,127	834
As of December 31, 2014, there was $2,462 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.8 years.
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

Based on the results of the model, the weighted-average fair value of the stock options granted during the 12-month periods ended December 31, 2014, 2013 and 2012, respectively, were $2.20, $1.79 and $1.72 per share using the following weighted average assumptions:

	2014	2013	2012
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.55%	1.01%	0.67%
Expected volatility	47.4%	55.2%	58.6%
Expected life of option	4.9 years	4.7 years	4.8 years
The following table presents a summary of our stock option activity and related information for the years ended December 31:

	2014		2013		2012
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,688,500	$11.88	1,914,000	$11.38	1,902,000	$11.51
Granted	94,500	5.22	80,000	3.85	70,000	3.55
Exercised	(60,000)	4.96	(195,000)	4.16	—	—
Expired or forfeited	(176,500)	13.01	(110,500)	10.93	(58,000)	6.33
Outstanding at end of year	1,546,500	$11.62	1,688,500	$11.88	1,914,000	$11.38
Exercisable at end of year	1,546,500	$11.62	1,678,500	$11.92	1,833,500	$11.48
Weighted-average fair value of options granted during the year		$2.20		$1.79		$1.72

The following table provides additional information regarding our stock option activity for the 12 months ended December 31, 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding on January 1, 2014	1,688,500	$11.88
Granted	94,500	5.22
Exercised	(60,000)	4.96
Expired or forfeited	(176,500)	13.01
Outstanding on December 31, 2014	1,546,500	$11.62	3.5 years	$14
Exercisable on December 31, 2014	1,546,500	$11.62	3.5 years	$14
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $3.83 as of December 31, 2014, which would have been received by the option holders had those options holders exercised their stock options as of that date.

The following table summarizes information about stock options outstanding at December 31, 2014:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 3.55 - $ 5.51	296,500	7.6 years	$4.57	296,500	$4.57
$ 5.52 - $11.03	735,875	3.1 years	8.94	735,875	8.94
$11.04 - $22.06	267,250	1.2 years	14.57	267,250	14.57
$22.07 - $27.57	246,875	1.9 years	24.87	246,875	24.87
$ 3.55 - $27.57	1,546,500	3.5 years	$11.62	1,546,500	$11.62
Non-vested stock option activity for the 12 months ended December 31, 2014 was as follows:

	Non-Vested Stock Options Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2014	10,000	$3.58
Granted	94,500	2.20
Vested	(104,500)	2.33
Forfeited	—	—
Outstanding on December 31, 2014	—	—
As of December 31, 2014, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. Fuel Tech received proceeds from the exercise of stock options of $297, $811 and $0 in the years ended December 31, 2014, 2013 and 2012, respectively. The intrinsic value of options exercised in the years ended December 31, 2014, 2013 and 2012 was $103, $520 and $0, respectively. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements.
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

In addition to the time vested RSUs described above, performance-based RSU agreements (the Agreements) are issued annually to our President/Chief Executive Officer, Chief Operating Officer, Chief Financial Officer/Treasurer, Executive Vice President of Marketing & Sales, and Senior Vice President/General Counsel/Secretary. The Agreements provide each participating executive the opportunity to earn three types of awards with each award type specifying a targeted number of RSUs that may be granted to each executive based on either the individual performance of the executive or our relative performance compared to a peer group, as determined by the award type. The Compensation Committee of our Board of Directors (the Committee) determines the extent to which, if any, RSUs will be granted based on the achievement of the applicable performance criteria specified in the Agreement. This determination will be made following the completion of the applicable performance period (each a Determination Date). Such performance based awards include the following:

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

We recorded expense of approximately $2,086, $2,043 and $1,314 associated with our restricted stock unit awards in 2014, 2013 and 2012, respectively. At December 31, 2014 there was $2,462 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 1.8 years. During the years ended December 31, 2014 and 2013, there were 266,091 and 394,938 restricted stock units that vested with a fair value of $1,553 and $1,728, respectively.
A summary of restricted stock unit activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2012	487,165	$7.59
Granted	349,000	4.82
Forfeited	(11,891)	7.15
Vested	(72,250)	8.63
Unvested restricted units at December 31, 2012	752,024	6.21
Granted	485,000	4.62
Forfeited	(70,070)	5.58
Vested	(394,938)	2.94
Unvested restricted stock units at December 31, 2013	772,016	5.35
Granted	484,450	5.63
Forfeited	(13,306)	5.27
Vested	(266,091)	5.84
Unvested restricted stock units at December 31, 2014	977,069	5.36
Deferred Directors Fees
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2014, 2013 and 2012, we recorded $0, $0 and $58 respectively, of stock-based compensation expense under the Deferred Plan.

9.    COMMITMENTS AND CONTINGENCIES
Operating Leases
We lease office space, automobiles and certain equipment under agreements expiring on various dates through 2020. Future minimum lease payments under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2014 are as follows:

Year of Payment	Amount
2015	$1,023
2016	1,025
2017	735
2018	375
2019	366
Thereafter	74
Total	$3,598
For the years ended December 31, 2014, 2013 and 2012, rent expense approximated $1,041, $1,010, and $964, respectively.
We are party to a sublease agreement with American Bailey Corporation (ABC) that obligates ABC to reimburse us for its share of lease and lease-related expenses under our February 1, 2010 lease of executive offices in Stamford, Connecticut. Please refer to Note 11 to the consolidated financial statements for a discussion of our relationship with ABC. The future minimum lease income under this non-cancellable sublease as of December 31, 2014 is as follows:

Year of Payment	Amount
2015	$155
2016	155
2017	155
2018	155
2019	155
Thereafter	—
Total	$775
The terms of the Company’s four primary lease arrangements are as follows:

•
The Stamford, Connecticut building lease, for approximately 6,440 square feet, runs from February 1, 2010 to December 31, 2019. The facility houses certain administrative functions such as Investor Relations and certain APC sales functions.

•
The Beijing, China building lease, for approximately 8,000 square feet, runs from September 1, 2014 to August 31, 2017. This facility serves as the operating headquarters for our Beijing Fuel Tech operation.

•	The Durham, North Carolina building lease, for approximately 16,000 square feet, runs from May 1, 2014 to April 30, 2017. This facility houses engineering operations.

•	The Gallarate, Italy building lease, for approximately 1,300 square feet, runs from May 1, 2013 to April 30, 2019. This facility serves as the operating headquarters for our European operations.

•	The Westlake, Ohio building lease, for approximately 5,000 square feet, runs from May 1, 2014 to April 30, 2017. This facility houses engineering operations.
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

As of December 31, 2014, we had outstanding bank performance guarantees and letters of credit in the amount of $8,620 and performance surety bonds in the amount of $12,389 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees expire in dates ranging from January 2015 through September 2016. The expiration dates may be extended if the project completion dates are extended. Our management believes it is probable that these projects will be successfully completed and that there will not be a material adverse impact on our operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.
Product Warranties
We issue a standard product warranty with the sale of our products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. Changes in the warranty liability in 2014, 2013 and 2012 are summarized below:

	2014	2013	2012
Aggregate product warranty liability at beginning of year	$596	$776	$313
Net aggregate expense (income) related to product warranties	(311)	(68)	1,208
Aggregate reductions for payments	(17)	(112)	(745)
Aggregate product warranty liability at end of year	$268	$596	$776

10.    DEBT FINANCING

On June 30, 2013, we amended our existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2015. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined by a formula related to our leverage ratio, and is guaranteed by our Italian subsidiary, Fuel Tech Srl. We are allowed to use this Facility for cash advances and standby letters of credit. As of December 31, 2014 and 2013, there were no outstanding borrowings on the amended credit facilities.

The Facility contains several debt covenants with which we must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. This covenant was waived by our bank through the maturity date of the credit facility. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000, adjusted upward for 50% of net income generated and 100% of all capital issuances. At December 31, 2014 we were in compliance with all active financial covenants specified by the Facility.

At December 31, 2014 and 2013, we had outstanding standby letters of credit and bank guarantees totaling approximately $8,284 and $3,478, respectively, on our domestic credit facility in connection with contracts in process. We are committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2014 and 2013, there were no cash borrowings under the domestic revolving credit facility and approximately $6,716 and $11,522, respectively, was available for future borrowings. We pay a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 27, 2014, our wholly-owned subsidiary, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech) entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,688), which expires on June 26, 2015. This new credit facility replaced the previous RMB 35 million facility that expired on June 27, 2014. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and we have guaranteed BJFT's obligations under this facility. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2014 and 2013, Beijing Fuel Tech had borrowings outstanding in the amount of $1,625 and $1,636, respectively. These borrowings were subject to interest rates of 7.0% at December 31, 2014 and 2013.
At December 31, 2014 and 2013, we had outstanding standby letters of credit and bank guarantees totaling approximately $336 and $646, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2014 and 2013, approximately $3,727 and $3,443 was available for future borrowings.
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

11.    RELATED PARTY TRANSACTIONS
Persons now or formerly associated with American Bailey Corporation (ABC), including our Chief Executive Officer, currently own approximately 29% of our outstanding Common Shares. On January 1, 2004, we entered into an agreement whereby ABC reimburses us for services that certain employees provide to ABC. In addition, ABC is a sub-lessee under our February 1, 2010 lease of its offices in Stamford, Connecticut, which runs through December 31, 2019. ABC reimburses us for its share of lease and lease-related expenses under the sublease agreement. The Stamford facility houses certain administrative functions. The amounts earned from ABC related to both compensation and the subleases for the years ended December 31, 2014, 2013 and 2012, were $144, $147 and $149, respectively. The amount due from ABC related to both compensation and the sublease agreement was $13, $13 and $16 at December 31, 2014, 2013 and 2012 respectively.

12.    DEFINED CONTRIBUTION PLAN
We have a retirement savings plan available for all our U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by the employees with additional contributions made at the discretion of the Board of Directors. Costs related to this plan were $464, $728 and $455 in 2014, 2013 and 2012, respectively.

13.    BUSINESS SEGMENT, GEOGRAPHIC AND QUARTERLY FINANCIAL DATA
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

Information about reporting segment net sales and gross margin are provided below:

For the year ended December 31, 2014	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$42,031	$36,986	$—	$79,017
Cost of sales	(26,586)	(17,303)	—	(43,889)
Gross margin	15,445	19,683	—	35,128
Selling, general and administrative	—	—	(35,432)	(35,432)
Research and development	—	—	(1,459)	(1,459)
Goodwill impairment	(23,400)	—	—	(23,400)
Operating (loss) income	$(7,955)	$19,683	$(36,891)	$(25,163)

For the year ended December 31, 2013	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$72,552	$36,786	$—	$109,338
Cost of sales	(45,138)	(17,383)	—	(62,521)
Gross margin	27,414	19,403	—	46,817
Selling, general and administrative	—	—	(36,375)	(36,375)
Research and development	—	—	(2,442)	(2,442)
Operating income	$27,414	$19,403	$(38,817)	$8,000

For the year ended December 31, 2012	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$62,441	$35,203	$—	$97,644
Cost of sales	(40,146)	(16,753)	—	(56,899)
Gross margin	22,295	18,450	—	40,745
Selling, general and administrative	—	—	(32,682)	(32,682)
Research and development	—	—	(2,863)	(2,863)
Operating income	$22,295	$18,450	$(35,545)	$5,200
Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

For the years ended December 31,	2014	2013	2012
Revenues:
United States	$50,901	$63,275	$70,425
Foreign	28,116	46,063	27,219
	$79,017	$109,338	$97,644

As of December 31,	2014	2013
Assets:
United States	$64,324	$83,464
Foreign	27,147	26,594
	$91,471	$110,058

Unaudited Quarterly Financial Data
Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2014 and 2013.

For the quarters ended	March 31	June 30	September 30	December 31
2014
Revenues	$18,661	$20,190	$21,482	$18,684
Cost of sales	10,810	11,677	11,582	9,820
Net (loss) income	(1,086)	(720)	1,192	(17,111)
Net (loss) income per common share:
Basic	$(0.05)	$(0.03)	$0.05	$(0.75)
Diluted	$(0.05)	$(0.03)	$0.05	$(0.75)
2013
Revenues	$22,484	$29,092	$33,555	$24,207
Cost of sales	13,052	17,227	18,455	13,787
Net (loss) income	(21)	1,236	3,480	406
Net (loss) income per common share:
Basic	$—	$0.06	$0.16	$0.02
Diluted	$—	$0.05	$0.15	$0.02

14.    FAIR VALUE
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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $36 and $30 at December 31, 2014 and 2013, respectively, and was determined using quoted prices in active markets for identical assets (level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2014 and 2013.
The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.

The following table summarizes the Company's assets measured at fair value on a non-recurring basis relating to a goodwill impairment charge recognized during 2014 for the full carrying value of goodwill in the APC technology segment, as more fully described in Note 1.

	Level 1	Level 2	Level 3	Impairment Losses	Fair Value at December 31, 2014
Goodwill	$—	$—	$23,400	$(23,400)	$—
	$—	$—	$23,400	$(23,400)	$—
There were no assets or liabilities measured at fair value on a non-recurring basis in 2013.

15.    SHARE REPURCHASE PROGRAM
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
Change in Internal Controls
There were changes as described below in Fuel Tech's internal control over financial reporting during the year to which this report relates that have materially affected, or are reasonably likely to materially affect Fuel Tech's internal control over financial reporting .
During the first quarter of 2014, Fuel Tech implemented a series of Epicor ERP modules, including a new general ledger and chart of accounts, new reporting and accounts payable and new procurement and materials management modules. The introduction of these ERP modules and related workflow capabilities resulted in changes to Fuel Tech's financial reporting controls and procedures, with such changes identified during the implementation of the ERP modules. Therefore, as appropriate, Fuel Tech modified the design and documentation of internal control process and procedures relating to the new system to supplement and complement existing internal controls over financial reporting. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in Fuel Tech's control over financial reporting.
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
Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 1992.
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

ITEM 9B - OTHER INFORMATION
None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in our definitive Proxy Statement related to the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.
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
Other information concerning our directors and executive officers and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION
Information required by this Item will be set forth under the caption “Executive Compensation” in our definitive Proxy Statement and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2014, under which our securities were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,523,569	$11.62	1,959,956

(1)	Includes Common Shares of Fuel Tech, Inc. authorized for awards under Fuel Tech’s 2014 Long-Term Incentive Plan adopted in May of 2014.
In addition to the plans listed above, we have a Deferred Compensation Plan for directors under which 100,000 Common Shares have been reserved for issuance as deferred compensation with respect to directors fees. At December 31, 2014, 39,366 Common Shares have been earned as future stock units to be granted on a one-to-one basis in Common Shares at the election of the participating Director.
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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive (Loss) Income for Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules
All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/5/2006
3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/5/2006
3.3	By-Laws of Fuel Tech, Inc.		8-K		3.3	10/5/2006
4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	9/30/2009	4.1	11/4/2009
4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	9/30/2009	4.2	11/4/2009
4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	9/30/2009	4.3	11/4/2009
4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/2/2006
4.5*	Fuel Tech, Inc. 2014 Long-Term Incentive Plan		S-8		4.1	3/31/2014
4.6*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/2006	4.6	3/6/2007
4.7	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Non-Employee Director's Stock Option Agreement		10-Q	6/30/2014	4.2	8/11/2014
4.8*	Fuel Tech, Inc. Form of Non-Qualified Stock Option Agreement		10-K	12/31/2006	4.7	3/6/2007
4.9*	Fuel Tech, Inc. Form of Incentive Stock Option Agreement		10-K	12/31/2006	4.8	3/6/2007
4.10*	Fuel Tech, Inc. Form of Revised Restricted Stock Unit Agreement		10-K	12/31/2011	4.9	3/5/2012
4.11*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement (2014 Long-Term Incentive Plan)		10-Q	6/30/2014	4.1	8/11/2014
4.12*	Fuel Tech, Inc. Form of 2011 Executive Performance RSU Award Agreement		8-K		10.1	3/28/2011
4.13*	Fuel Tech, Inc. Form of 2012 Executive Performance RSU Award Agreement		8-K		4.2	5/7/2013
4.14*	Fuel Tech, Inc. Form of 2013 Executive Performance RSU Award Agreement		8-K		4.3	5/7/2013

10.1**	License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.	10-K	12/31/1999	3.3	3/30/2000
10.2**	Amendment No. 1, dated February 28, 2000, to License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.	10-K	12/31/1999	3.3	3/30/2000
10.3	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.	8-K		99.1	2/7/2007
10.4**	Restated Supply Agreement, dated March 4, 2009, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, LLC.	10-K	12/31/2008	10.7	3/5/2009
10.5	Amendment No. 1 to Restated Supply Agreement, dated October 31, 2013, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, Inc.	10-Q	9/30/2013	10.1	11/7/2013
10.6	Stock Purchase Agreement, dated April 28, 2014, between Lawrence Ekey and Fuel Tech, Inc.	10-Q	3/31/2014	10.1	5/12/2014
10.7	Credit Agreement, dated as of June 30, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.5	11/4/2009
10.8	First Amendment to Credit Agreement, dated as of October 5, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.6	11/4/2009
10.9	Second Amendment to Credit Agreement, dated as of November 4, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.7	11/4/2009
10.10	Third Amendment to Credit Agreement, dated as of June 30, 2011, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2011	4.1	8/8/2011
10.11	Fourth Amendment to Credit Agreement, dated as of June 30, 2013, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2013	4.1	8/7/2013
10.12	Sublease Agreement, dated December 9, 2009, between Fuel Tech, Inc. and American Bailey Corporation	10-K	12/31/2009	10.14	3/4/2010
10.13*	2012 Executive Officer Incentive Plan of Fuel Tech, Inc.	10-Q	12/31/2011	4.2	5/8/2012
10.14*	2013 Executive Officer Incentive Plan of Fuel Tech, Inc.	8-K		99.1	5/30/2013
10.15*	2014 Executive Officer Incentive Plan of Fuel Tech, Inc.	10-K	12/31/2013	10.16	3/10/2014
10.16*	Employment Agreement, dated August 2, 2010, between David S. Collins and Fuel Tech, Inc.	10-Q	6/30/2010	10.1	8/9/2010
10.17*	Employment Agreement, dated April 1, 2010, between Douglas G. Bailey and Fuel Tech, Inc.	10-K	12/31/2010	10.19	3/9/2011
10.18*	Employment Agreement, dated August 31, 2009, between Robert E. Puissant and Fuel Tech, Inc.	10-K	12/31/2010	10.2	3/9/2011
10.19*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.	10-K	12/31/2011	10.21	3/5/2012
10.20*	Employment Agreement, dated July 13, 2003, between Albert G. Grigonis and Fuel Tech, Inc.	10-K	12/31/2013	10.21	3/10/2014

23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.1 INS	XBRL Instance Document.

101.2 SCH	XBRL Taxonomy Extension Schema Document.

101.3 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Indicates a management contract or compensatory plan or arrangement.

**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES AND CERTIFICATIONS
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 16, 2015	By:	/s/ Douglas G. Bailey
Douglas G. Bailey
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2015	By:	/s/ David S. Collins
David S. Collins
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.
Date: March 16, 2015

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