Form 10-Q
period 2015-03-31
FUEL TECH, INC.
filed 2015-05-11
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 11, 2015 there were outstanding 23,065,162 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the three-month period ended March 31, 2015

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$18,310	$18,637
Marketable securities	36	36
Accounts receivable, net of allowance for doubtful accounts of $1,927 and $1,922, respectively	26,982	31,910
Inventories	1,645	1,111
Prepaid expenses and other current assets	4,130	4,094
Prepaid income taxes	1,534	597
Deferred income taxes	2,007	1,953
Total current assets	54,644	58,338
Property and equipment, net of accumulated depreciation of $21,899 and $21,925, respectively	13,239	13,527
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $6,045 and $5,802, respectively	9,960	10,464
Deferred income taxes	5,140	5,649
Other assets	1,364	1,377
Total assets	$86,463	$91,471
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$818	$1,625
Accounts payable	6,363	7,310
Accrued liabilities:
Employee compensation	1,876	2,007
Other accrued liabilities	6,698	7,708
Total current liabilities	15,755	18,650
Other liabilities	487	520
Total liabilities	16,242	19,170
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,287,540 and 23,027,704 shares issued, and 23,065,162, and 22,860,398 shares outstanding, respectively	233	230
Additional paid-in capital	134,890	134,985
Accumulated deficit	(63,406)	(61,752)
Accumulated other comprehensive loss	(609)	(448)
Nil coupon perpetual loan notes	76	76
Treasury stock, 222,378 and 167,306 shares, respectively, at cost	(963)	(790)
Total shareholders’ equity	70,221	72,301
Total liabilities and shareholders’ equity	$86,463	$91,471
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$15,103	$18,661
Costs and expenses:
Cost of sales	8,437	10,810
Selling, general and administrative	8,203	8,744
Research and development	872	244
	17,512	19,798
Operating loss	(2,409)	(1,137)
Interest expense	(27)	(29)
Interest income	7	11
Other expense	(96)	(30)
Loss before income taxes	(2,525)	(1,185)
Income tax benefit	871	99
Net loss	$(1,654)	$(1,086)
Net loss per common share:
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)
Weighted-average number of common shares outstanding:
Basic	22,927,000	22,641,000
Diluted	22,927,000	22,641,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(1,654)	$(1,086)
Other comprehensive loss:
Foreign currency translation adjustments	(161)	(509)
Unrealized gains from marketable securities, net of tax	—	28
Total other comprehensive loss	(161)	(481)
Comprehensive loss	$(1,815)	$(1,567)
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net loss	$(1,654)	$(1,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	520	493
Amortization	543	196
Gain on disposal of equipment	(25)	—
Allowance for doubtful accounts	10	85
Deferred income taxes	(226)	305
Stock-based compensation	272	424
Changes in operating assets and liabilities:
Accounts receivable	4,882	1,059
Inventories	(536)	(474)
Prepaid expenses, other current assets and other non-current assets	(35)	(446)
Accounts payable	(937)	(409)
Accrued liabilities and other non-current liabilities	(1,699)	(1,988)
Net cash provided by (used in) operating activities	1,115	(1,841)
Investing Activities
Purchases of property, equipment and patents	(276)	(322)
Proceeds from the sale of equipment	25	—
Net cash used in investing activities	(251)	(322)
Financing Activities
Payments on short-term borrowings	(815)	—
Proceeds from exercises of stock options	—	160
Excess tax benefit from exercises of stock options	—	12
Treasury shares withheld	(173)	(261)
Net cash used in financing activities	(988)	(89)
Effect of exchange rate fluctuations on cash	(203)	(568)
Net decrease in cash and cash equivalents	(327)	(2,820)
Cash and cash equivalents at beginning of period	18,637	27,738
Cash and cash equivalents at end of period	$18,310	$24,918
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
Fuel Tech’s special focus is the worldwide marketing of its nitrogen oxide (NOx) reduction and FUEL CHEM® processes. The Air Pollution Control (APC) technology segment reduces NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources by utilizing combustion optimization techniques and Low NOx and Ultra Low NOx Burners; Over-Fire Air systems, NOxOUT® and HERT™ High Energy Reagent Technology™ SNCR systems; systems that incorporate ASCR™ (Advanced Selective Catalytic Reduction) technologies including NOxOUT-CASCADE®, ULTRA™ and NOxOUT-SCR® processes, Ammonia Injection Grid (AIG) and Graduated Straightening Grid (GSG™), as well as Electrostatic Precipitator rebuilds and Flue Gas Conditioning systems to control particulate emissions. The FUEL CHEM® technology segment improves the efficiency, reliability and environmental status of combustion units by controlling slagging, fouling and corrosion, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), carbon dioxide, NOx and unburned carbon in fly ash through the addition of chemicals into the fuel or via TIFI® Targeted In-Furnace Injection™ programs. Fuel Tech has other technologies, both commercially available and in the development stage, all of which are related to APC and FUEL CHEM technology segments or are similar in their technological base. We have expended significant resources in the research and development of new technologies in building our proprietary portfolio of products and services. Fuel Tech’s business is materially dependent on the continued existence and enforcement of worldwide air quality regulations.

Note B:        Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the balance sheet and results of operations for the periods covered have been included and all significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.
The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.

Note C:        Revenue Recognition Policy
Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. The completed contract method is used for certain contracts that are not long-term in nature or when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of March 31, 2015 and December 31, 2014, the Company had one contract in progress that was identified as a loss contract and a provision for loss in the amount of $5 and $4, respectively, was recorded in other accrued liabilities on the consolidated balance sheets.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At March 31, 2015 and December 31, 2014, unbilled receivables were approximately $9,836 and $9,904, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $2,792 and $2,994, at March 31, 2015 and December 31, 2014, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.
Fuel Tech has installed over 1,000 units with APC technology and normally provides performance guarantees to our customers based on the operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

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

Note F:        Available-for-Sale Marketable Securities
At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $36 and $36 and no cost basis at March 31, 2015 and December 31, 2014, respectively.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3)the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended March 31, 2015 and 2014.

Note G:        Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive (loss) income by component were as follows:

	Three Months Ended
	March 31,
	2015	2014
Foreign currency translation
Balance at beginning of period	$(471)	$18
Other comprehensive loss:
Foreign currency translation adjustments (1)	(161)	(509)
Balance at end of period	$(632)	$(491)
Available-for-sale marketable securities
Balance at beginning of period	$23	$19
Other comprehensive income:
Net unrealized holding gain (2)	—	46
Deferred income taxes (2)	—	(18)
Total other comprehensive income	—	28
Balance at end of period	$23	$47
Total accumulated other comprehensive loss	$(609)	$(444)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

Note H:        Treasury Stock
Common stock held in treasury totaled 222,378 and 167,306 with a cost of $963 and $790 at March 31, 2015 and December 31, 2014, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that have vested since 2012.

Note I:        Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three months ended March 31, 2015 and 2014, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Basic weighted-average shares	22,927,000	22,641,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested RSUs	—	—
Diluted weighted-average shares	22,927,000	22,641,000

Fuel Tech had 1,851,000 and 2,458,000 weighted average equity awards outstanding at March 31, 2015 and 2014, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

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

The 2014 Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (in the form of equity or cash bonuses), dividend equivalents on full value awards and other awards (which may be based in whole or in part on the value of our common stock or other property). Directors, salaried employees, and consultants of Fuel Tech and its commonly-controlled affiliates are eligible to participate in the 2014 Plan. The number of shares originally reserved for share-based awards under the 2014 Plan equaled 2,000,000 shares, less the number of share-based awards made under the FTIP between December 31, 2013 and the effective date of the 2014 Plan. As of March 31, 2015, Fuel Tech had 1,234,389 shares available for share-based awards under the 2014 Plan.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Stock options and restricted stock units	$272	$424
Tax benefit of stock-based compensation expense	(103)	(163)
After-tax effect of stock-based compensation	$169	$261
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

Stock option activity for Fuel Tech’s Incentive Plans for the three months ended March 31, 2015 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2015	1,546,500	$11.62
Granted	—	—
Exercised	—	—
Expired or forfeited	(5,000)	6.51
Outstanding on March 31, 2015	1,541,500	$11.63	3.23	$—
Exercisable on March 31, 2015	1,541,500	$11.63	3.23	$—
As of March 31, 2015, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.
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

At March 31, 2015, there is $3,018 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 2.33 years.
A summary of restricted stock unit activity for the three months ended March 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2015	977,069	$5.36
Granted	336,000	3.37
Forfeited	(180,000)	4.67
Vested	(220,470)	5.06
Unvested restricted stock units at March 31, 2015	912,599	$4.84
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards. In the three-month periods ended March 31, 2015 and 2014, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

Note K:        Debt
On June 30, 2013, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2015. The Company intends to renew this credit facility upon its expiration. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined by a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2015 and December 31, 2014, there were no outstanding borrowings on the credit facility.
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
At March 31, 2015 and December 31, 2014, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $6,969 and $8,284, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2015 and December 31, 2014, there were no cash borrowings under the domestic revolving credit facility and approximately $8,031 and $6,716, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 27, 2014, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,729), which expires on June 26, 2015.  The Company intends to renew this credit facility upon its expiration. This credit facility replaced the previous RMB 35 million facility that expired on June 27, 2014. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2015 and December 31, 2014, Beijing Fuel Tech has borrowings outstanding in the amount of $818 and $1,625, respectively. These borrowings were subject to interest rates of approximately 7.0% at March 31, 2015 and December 31, 2014, respectively.
At March 31, 2015 and December 31, 2014, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $197 and $336, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2015 and December 31, 2014, approximately $4,714 and $3,727 was available for future borrowings.
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
Interest payments in the amount of $27 and $29 were made during the three-month periods ended March 31, 2015 and 2014.

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

Information about reporting segment net sales and gross margin are provided below:

Three months ended March 31, 2015	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$6,857	$8,246	$—	$15,103
Cost of sales	(4,321)	(4,116)	—	(8,437)
Gross margin	2,536	4,130	—	6,666
Selling, general and administrative	—	—	(8,203)	(8,203)
Research and development	—	—	(872)	(872)
Operating income (loss)	$2,536	$4,130	$(9,075)	$(2,409)

Three months ended March 31, 2014	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$10,734	$7,927	$—	$18,661
Cost of sales	(7,030)	(3,780)	—	(10,810)
Gross margin	3,704	4,147	—	7,851
Selling, general and administrative	—	—	(8,744)	(8,744)
Research and development	—	—	(244)	(244)
Operating income (loss)	$3,704	$4,147	$(8,988)	$(1,137)

Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended March 31,
	2015	2014
Revenues:
United States	$12,575	$9,229
Foreign	2,528	9,432
	$15,103	$18,661

	March 31, 2015	December 31, 2014
Assets:
United States	$59,176	$64,324
Foreign	27,287	27,147
	$86,463	$91,471

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
Changes in the warranty liability for the three months March 31, 2015, and 2014, are summarized below:

	Three Months Ended March 31,
	2015	2014
Aggregate product warranty liability at beginning of period	$268	$596
Net aggregate expense (benefit) related to product warranties	2	(50)
Aggregate reductions for payments	(2)	(14)
Aggregate product warranty liability at end of period	$268	$532

Note N:        Income Taxes
The Company’s effective tax rate of 35% and 8% for the three-month periods ended March 31, 2015 and 2014, respectively, differs from the statutory federal tax rate of 34% due primarily to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.
Fuel Tech had unrecognized tax benefits as of March 31, 2015 and December 31, 2014 in the amount of $117, respectively, all of which, if ultimately recognized, will reduce Fuel Tech's annual effective tax rate.

Note O:        Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM® technology segment and the APC technology segment. At both March 31, 2015 and December 31, 2014 our entire goodwill balance of $2,116 was allocated to the FUEL CHEM technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the three months ended March 31, 2015 and 2014.
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three-month periods ended March 31, 2015 and 2014.

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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $36 and $36 at March 31, 2015 and December 31, 2014, respectively, and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the three-month periods ended March 31, 2015 and 2014.
The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three-months ended March 31, 2015 and 2014 were $15,103 and $18,661,respectively, representing a current year decrease of $3,558 or 19%.
The Air Pollution Control (APC) technology segment generated revenues of $6,857 for the three-months ending March 31, 2015, a decrease of $3,877 or 36% from the prior year amount of $10,734. The decline in APC revenue was principally related to a year-over-year decrease of $3.4 million from a large international burner project.
Consolidated APC backlog at March 31, 2015 was $16,033 versus backlog at December 31, 2014 of $17,965. Our current backlog consists of US domestic projects totaling $10,362 and international projects totaling $5,671.
The FUEL CHEM® technology segment generated revenues of $8,246 for the three-months ended March 31, 2015, representing an increase of $319 or 4% from the prior year amount of $7,927. This segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than capacity.

Consolidated gross margin percentage for the three-months ended March 31, 2015 was 44%, up 2% from the prior year percentage of 42%. The gross margin percentage for the APC technology segment for the current quarter was 37%, up 2% from the prior year percentage of 35%. For the FUEL CHEM technology segment, the gross margin percentage for the current quarter decreased slightly to 50% from 52% in the prior year.

Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2015 was $8,203, which represents a decrease of $541 from the prior year amount of $8,744. This change resulted from a decrease in employee related costs including stock-based compensation of $80, administrative costs associated with our foreign operations of $312, travel expenses of $205, and professional and consulting fees of $135, offset by an increase in marketing costs of $136. SG&A as a percentage of revenues increased to 54% in the current year from 47% in the prior year due to the decline in current year revenue.

Research and development expenses for the three months ended March 31, 2015 was $872, representing an increase of $628 over the prior year amount of $244. We plan to continue funding research projects in pursuit of new commercial applications for technologies outside of our traditional markets and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest expense for the three months ended March 31, 2015 and 2014 were $27 and $29, respectively. This interest expense relates to borrowings made under the Beijing Fuel Tech credit facility.

Income tax benefit for the three months ended ended March 31, 2015 and 2014 were $871 and $99, respectively. The Company is projecting a consolidated effective tax rate of 35% for 2015 which is slightly higher than the federal income tax rate of 34% due to the effect of state income taxes, federal income tax credits and other permanent items including losses in foreign jurisdictions for which we do not anticipate a tax benefit.
Liquidity and Sources of Capital

At March 31, 2015, Fuel Tech had cash and cash equivalents and short-term investments on hand of $18,346 and working capital of $38,889 versus $18,673 and $39,688 at December 31, 2014, respectively.

Operating activities provided cash of $1,115 during the three months ended March 31, 2015. This increase in cash from operations was due to a decrease in accounts receivable of $4,882 and non-cash expenses of $1,094, offset by cash used as a result of our net loss of $1,654, an increase in inventories and prepaid expenses of $571 and a decrease in the outstanding accounts payable and accrued liabilities balances of $2,636.

Investing activities used cash of $251 during the three months ended March 31, 2015 and related to net cash used for purchases of equipment and patents of $276 offset by proceeds from the sales of equipment of $25.

Financing activities used cash of $988 during the three months ended March 31, 2015 as a result of $173 in cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units and $815 for payments made on short-term borrowings.

On June 30, 2013, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2015. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus a spread range of 250 basis points to 375 basis points, as determined by a formula related to the Company’s leverage ratio, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2015 and December 31, 2014, there were no outstanding borrowings on the credit facility.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facility) of 2.0:1.0 based on the four trailing quarterly periods. Maximum funded debt is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, and stock-based compensation expenses. This covenant was waived by our bank through the maturity date of the credit facility. In addition, the Facility covenants include an annual capital expenditure limit of $10,000 and a minimum tangible net worth of $50,000. At March 31, 2015, the Company was in compliance with all active financial covenants specified by the Facility.
At March 31, 2015 and December 31, 2014, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $6,969 and $8,284, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2015 and December 31, 2014, there were no cash borrowings under the domestic revolving credit facility and approximately $8,031 and $6,716, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 27, 2014, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,729), which expires on June 26, 2015. This credit facility replaced the previous RMB 35 million facility that expired on June 27, 2014. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2015 and December 31, 2014, Beijing Fuel Tech has borrowings outstanding in the amount of $818 and $1,625, respectively. These borrowings were subject to interest rates of approximately 7.0% at March 31, 2015 and December 31, 2014, respectively.
At March 31, 2015 and December 31, 2014, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $197 and $336, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2015 and December 31, 2014, approximately $4,714 and $3,727 was available for future borrowings.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note M. The warranty liability balance during the three-months ended March 31, 2015 remained constant at $268 compared to the prior year.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2014 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

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
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
We are from time to time involved in litigation incidental to our business. We are not currently involved in any litigation in which we believe an adverse outcome would have a material effect on our business, financial conditions, results of operations, or prospects.

Item 1A.        Risk Factors
The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2014 have not materially changed.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.        Exhibits

a.	Exhibits (all filed herewith)

	10.1	2015 Executive Officer Incentive Plan of Fuel Tech, Inc.

	10.2	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Stock Option Agreement

	10.3	Fuel Tech, Inc. Form of 2015 Executive Performance RSU Award Agreement

	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.1	INSXBRL Instance Document

	101.2	SCHXBRL Taxonomy Extension Schema Document

	101.3	CALXBRL Taxonomy Extension Calculation Linkbase Document

	101.4	DEFXBRL Taxonomy Extension Definition Linkbase Document

	101.5	LABXBRL Taxonomy Extension Label Linkbase Document

	101.6	PREXBRL Taxonomy Extension Prevention Linkbase Document

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2015	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)