Form 10-Q
period 2015-06-30
FUEL TECH, INC.
filed 2015-08-10
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 10, 2015 there were outstanding 23,167,216 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the six-month period ended June 30, 2015

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$14,967	$18,637
Marketable securities	37	36
Accounts receivable, net of allowance for doubtful accounts of $1,925 and $1,922, respectively	29,539	31,910
Inventories	1,390	1,111
Prepaid expenses and other current assets	3,919	4,094
Prepaid income taxes	2,629	597
Deferred income taxes	1,804	1,953
Total current assets	54,285	58,338
Property and equipment, net of accumulated depreciation of $22,432 and $21,925, respectively	12,740	13,527
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $6,577 and $5,802, respectively	9,507	10,464
Deferred income taxes	4,275	5,649
Other assets	1,368	1,377
Total assets	$84,291	$91,471
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$—	$1,625
Accounts payable	8,964	7,310
Accrued liabilities:
Employee compensation	1,625	2,007
Other accrued liabilities	4,805	7,708
Total current liabilities	15,394	18,650
Other liabilities	500	520
Total liabilities	15,894	19,170
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,419,008 and 23,027,704 shares issued, and 23,167,216, and 22,860,398 shares outstanding, respectively	234	230
Additional paid-in capital	134,418	134,985
Accumulated deficit	(64,777)	(61,752)
Accumulated other comprehensive loss	(512)	(448)
Nil coupon perpetual loan notes	76	76
Treasury stock, 251,792 and 167,306 shares, respectively, at cost	(1,042)	(790)
Total shareholders’ equity	68,397	72,301
Total liabilities and shareholders’ equity	$84,291	$91,471
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$18,683	$20,190	$33,786	$38,851
Costs and expenses:
Cost of sales	11,547	11,677	19,984	22,487
Selling, general and administrative	8,400	8,959	16,603	17,703
Research and development	982	225	1,854	469
	20,929	20,861	38,441	40,659
Operating loss	(2,246)	(671)	(4,655)	(1,808)
Interest expense	(3)	(34)	(30)	(63)
Interest income	7	6	14	17
Other expense	(65)	(39)	(161)	(69)
Loss before income taxes	(2,307)	(738)	(4,832)	(1,923)
Income tax benefit	936	18	1,807	117
Net loss	$(1,371)	$(720)	$(3,025)	$(1,806)
Net loss per common share:
Basic	$(0.06)	$(0.03)	$(0.13)	$(0.08)
Diluted	$(0.06)	$(0.03)	$(0.13)	$(0.08)
Weighted-average number of common shares outstanding:
Basic	23,140,000	22,814,000	23,034,000	22,728,000
Diluted	23,140,000	22,814,000	23,034,000	22,728,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(1,371)	$(720)	$(3,025)	$(1,806)
Other comprehensive income (loss):
Foreign currency translation adjustments	97	151	(64)	(358)
Unrealized gains from marketable securities, net of tax	—	(13)	—	15
Total other comprehensive income (loss)	97	138	(64)	(343)
Comprehensive loss	$(1,274)	$(582)	$(3,089)	$(2,149)
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net loss	$(3,025)	$(1,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,049	944
Amortization	1,075	390
Gain on disposal of equipment	(26)	—
Allowance for doubtful accounts	—	85
Deferred income taxes	(167)	(141)
Stock-based compensation	833	1,225
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,378	2,584
Inventories	(279)	(856)
Prepaid expenses, other current assets and other non-current assets	183	(229)
Accounts payable	1,674	(2,451)
Accrued liabilities and other non-current liabilities	(5,002)	(1,656)
Net cash used in operating activities	(1,307)	(1,911)
Investing Activities
Purchases of property, equipment and patents	(383)	(1,193)
Proceeds from the sale of equipment	26	—
Payment for acquisitions, net of cash acquired	—	(8,079)
Net cash used in investing activities	(357)	(9,272)
Financing Activities
(Payments) / proceeds on short-term borrowings	(1,636)	732
Proceeds from exercises of stock options	—	298
Excess tax benefit from exercises of stock options	—	7
Treasury shares withheld	(252)	(267)
Net cash (used in) provided by financing activities	(1,888)	770
Effect of exchange rate fluctuations on cash	(118)	(419)
Net decrease in cash and cash equivalents	(3,670)	(10,832)
Cash and cash equivalents at beginning of period	18,637	27,738
Cash and cash equivalents at end of period	$14,967	$16,906
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

Note B:        Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the balance sheet and results of operations for the periods covered have been included and all significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.
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
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. The completed contract method is used for certain contracts that are not long-term in nature or when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of June 30, 2015 there were no contracts in progress that were identified as loss contracts, and as of December 31, 2014 the Company had one contract in progress that was identified as a loss contract and a provision for loss in the amount of $4 was recorded in other accrued liabilities on the consolidated balance sheets.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At June 30, 2015 and December 31, 2014, unbilled receivables were approximately $8,720 and $9,904, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,024 and $2,994, at June 30, 2015 and December 31, 2014, respectively. Such amounts are included in other accrued liabilities on the consolidated balance sheets.
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

Note E:        Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include the following categories except where an allocation to the cost of sales line item is warranted due to the project or product-line nature of a portion of the expense category: salaries and wages, employee benefits, non-project travel, insurance, legal, rent, accounting and auditing, recruiting, telephony, employee training, Board of Directors’ fees, auto rental, office supplies, dues and subscriptions, utilities, real estate taxes, commissions and bonuses, marketing materials, postage and business taxes. Departments comprising the selling, general and administrative line item primarily include the functions of executive management, finance and accounting, investor relations, regulatory affairs, marketing, business development, information technology, human resources, sales, legal and general administration.

Note F:        Available-for-Sale Marketable Securities
At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $37 and $36 and no cost basis at June 30, 2015 and December 31, 2014, respectively.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended June 30, 2015 and 2014.

Note G:        Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive (loss) income by component were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Foreign currency translation
Balance at beginning of period	$(632)	$(491)	$(471)	$18
Other comprehensive loss:
Foreign currency translation adjustments (1)	97	151	(64)	(358)
Balance at end of period	$(535)	$(340)	$(535)	$(340)
Available-for-sale marketable securities
Balance at beginning of period	$23	$47	$23	$19
Other comprehensive income:
Net unrealized holding (loss) gain (2)	—	(22)	—	24
Deferred income taxes (2)	—	9	—	(9)
Total other comprehensive (loss) income	—	(13)	—	15
Balance at end of period	$23	$34	$23	$34
Total accumulated other comprehensive loss	$(512)	$(306)	$(512)	$(306)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

Note H:        Treasury Stock
Common stock held in treasury totaled 251,792 and 167,306 with a cost of $1,042 and $790 at June 30, 2015 and December 31, 2014, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that have vested since 2012.

Note I:        Earnings per Share Data
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three and six months ended June 30, 2015 and 2014, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted-average shares	23,140,000	22,814,000	23,034,000	22,728,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	—	—	—	—
Diluted weighted-average shares	23,140,000	22,814,000	23,034,000	22,728,000

Fuel Tech had 1,895,000 and 1,434,000 weighted average equity awards outstanding at June 30, 2015 and 2014, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

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

The 2014 Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (in the form of equity or cash bonuses), dividend equivalents on full value awards and other awards (which may be based in whole or in part on the value of our common stock or other property). Directors, salaried employees, and consultants of Fuel Tech and its commonly-controlled affiliates are eligible to participate in the 2014 Plan. The number of shares originally reserved for share-based awards under the 2014 Plan equaled 2,000,000 shares, less the number of share-based awards made under the FTIP between December 31, 2013 and the effective date of the 2014 Plan. As of June 30, 2015, Fuel Tech had 950,135 shares available for share-based awards under the 2014 Plan.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the six month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options and restricted stock units	$561	$801	$833	$1,225
Tax benefit of stock-based compensation expense	(217)	(309)	(320)	(472)
After-tax effect of stock-based compensation	$344	$492	$513	$753
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

Stock option activity for Fuel Tech’s Incentive Plans for the six months ended June 30, 2015 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2015	1,546,500	$11.62
Granted	126,000	2.44
Exercised	—	—
Expired or forfeited	(264,250)	15.02
Outstanding on June 30, 2015	1,408,250	$10.16	4.14	$—
Exercisable on June 30, 2015	1,408,250	$10.16	4.14	$—
As of June 30, 2015, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.
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
In addition to the time vested RSUs described above, commencing in 2011, on an annual basis the Company entered into performance-based RSU agreements (the Agreements) with each of the Company’s then-serving President/Chief Executive Officer, Treasurer/Chief Financial Officer, Executive Vice President of Marketing & Sales, and Executive Vice President and Chief Operating Officer. Commencing in 2013, the Company’s Senior Vice President, General Counsel, and Secretary also entered into agreements. As a result of organizational changes announced in the second quarter of 2015 the Company entered into Agreements with each of its President/Chief Executive Officer, Executive Chairman, Treasurer/Chief Financial Officer, Senior Vice President, Fuel Conversion, and Senior Vice President, General Counsel and Secretary. The Agreements provide each participating executive the opportunity to earn three types of awards with each award type specifying a targeted number of RSUs that may be granted to each executive based on either the individual performance of the executive or the Company’s relative performance compared to a peer group, as determined by the award type. The Compensation Committee of our Board of Directors (the Committee) determines the extent to which, if any, RSUs will be granted based on the achievement of the applicable performance criteria specified in the Agreement. This determination will be made following the completion of the applicable performance period (each a Determination Date). Such performance based awards include the following:

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

At June 30, 2015, there is $3,456 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 2.11 years.
A summary of restricted stock unit activity for the six months ended June 30, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2015	977,069	$5.36
Granted	789,500	3.33
Forfeited	(186,582)	4.71
Vested	(351,938)	5.17
Unvested restricted stock units at June 30, 2015	1,228,049	$4.21
The fair value of restricted stock that vested during the six month period ending June 30, 2015 was $1,058, resulting in an expected tax benefit of approximately $408.
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards. In the six-month periods ended June 30, 2015 and 2014, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

Note K:        Debt
On June 30, 2015, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2017. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus 300 basis points, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of June 30, 2015 and December 31, 2014, there were no outstanding borrowings on the credit facility.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a minimum EBITDA of $500 for the twelve-month period ending December 31, 2015, and beginning with the fiscal quarter ended June 30, 2016 a minimum EBITDA for the trailing twelve-month period then ended of not less that $1,000. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, stock-based compensation expense, and other non-cash items. In addition, the Facility covenants include a minimum shareholder equity requirement of $69,000 at any measurement period from December 31, 2015 until December 30, 2016, and beginning December 31, 2016 the minimum is $70,000. Lastly, the amended Facility has an annual capital expenditure limit of $5,000.
At June 30, 2015 and December 31, 2014, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $8,171 and $8,284, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2015 and December 31, 2014, there were no cash borrowings under the domestic revolving credit facility and approximately $6,829 and $6,716, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 26, 2015, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,748), which expires on June 24, 2016.  This credit facility replaced the previous RMB 35 million facility that expired on June 26, 2015. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2015, Beijing Fuel Tech had no cash borrowings under the China Facility and as of December 31, 2014 had borrowings outstanding in the amount $1,625. These borrowings were subject to interest rates of approximately 6.7% at June 30, 2015 and 7.0% at December 31, 2014, respectively.
At June 30, 2015 and December 31, 2014, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $174 and $336, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At June 30, 2015 and December 31, 2014, approximately $5,574 and $3,727 was available for future borrowings.

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
Interest payments in the amount of $30 and $63 were made during the six-month periods ended June 30, 2015 and 2014, and $3 and $34 for the three-month periods then ended.

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

Information about reporting segment net sales and gross margin are provided below:

Three months ended June 30, 2015	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$11,087	$7,596	$—	$18,683
Cost of sales	(7,769)	(3,778)	—	(11,547)
Gross margin	3,318	3,818	—	7,136
Selling, general and administrative	—	—	(8,400)	(8,400)
Research and development	—	—	(982)	(982)
Operating income (loss)	$3,318	$3,818	$(9,382)	$(2,246)

Three months ended June 30, 2014	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$11,304	$8,886	$—	$20,190
Cost of sales	(7,688)	(3,989)	—	(11,677)
Gross margin	3,616	4,897	—	8,513
Selling, general and administrative	—	—	(8,959)	(8,959)
Research and development	—	—	(225)	(225)
Operating income (loss)	$3,616	$4,897	$(9,184)	$(671)

Six months ended June 30, 2015	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$17,944	$15,842	$—	$33,786
Cost of sales	(12,090)	(7,894)	—	(19,984)
Gross margin	5,854	7,948	—	13,802
Selling, general and administrative	—	—	(16,603)	(16,603)
Research and development	—	—	(1,854)	(1,854)
Operating income (loss)	$5,854	$7,948	$(18,457)	$(4,655)

Six months ended June 30, 2014	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$22,038	$16,813	$—	$38,851
Cost of sales	(14,718)	(7,769)	—	(22,487)
Gross margin	7,320	9,044	—	16,364
Selling, general and administrative	—	—	(17,703)	(17,703)
Research and development	—	—	(469)	(469)
Operating income (loss)	$7,320	$9,044	$(18,172)	$(1,808)
Information concerning Fuel Tech’s operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
United States	$11,901	$13,734	$24,476	$22,963
Foreign	6,782	6,456	9,310	15,888
	$18,683	$20,190	$33,786	$38,851

	June 30, 2015	December 31, 2014
Assets:
United States	$56,536	$64,324
Foreign	27,755	27,147
	$84,291	$91,471

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
Changes in the warranty liability for the six months June 30, 2015, and 2014, are summarized below:

	Six Months Ended June 30,
	2015	2014
Aggregate product warranty liability at beginning of period	$268	$596
Net aggregate expense (benefit) related to product warranties	8	(75)
Aggregate reductions for payments	(8)	(22)
Aggregate product warranty liability at end of period	$268	$499

Note N:        Income Taxes
The Company’s effective tax rate of 37% and 6% for the six-month periods ended June 30, 2015 and 2014, respectively, differs from the statutory federal tax rate of 34% due primarily to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.
Fuel Tech had unrecognized tax benefits as of June 30, 2015 and December 31, 2014 in the amount of $117, respectively, all of which, if ultimately recognized, will reduce Fuel Tech's annual effective tax rate.

Note O:        Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units which are reported in the FUEL CHEM® technology segment and the APC technology segment. At both June 30, 2015 and December 31, 2014 our entire goodwill balance of $2,116 was allocated to the FUEL CHEM technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the six months ended June 30, 2015 and 2014.
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the six-month periods ended June 30, 2015 and 2014.

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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $37 and $36 at June 30, 2015 and December 31, 2014, respectively, and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the six-month periods ended June 30, 2015 and 2014.
The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.

Note Q:        Recently Added and Pending Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 "Revenue from Contracts with Customers". This new accounting guidance on revenue recognition provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard. Under the proposal, the new guidance will be effective as of the beginning of our 2018 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three- and six- month periods ending June 30, 2015 and 2014 were $18,683 and $20,190, and $33,786 and $38,851, respectively, representing decreases of 7% and 13% versus the same periods last year.
The Air Pollution Control (APC) technology segment generated revenues of $11,087 and $17,944 for the three- and six-month periods ending June 30, 2015, respectively, a decrease of $217 or 2%, and $4,094 or 19% from the prior period amounts of $11,304 and $22,038, respectively.
Consolidated APC backlog at June 30, 2015 was $17,132 versus backlog at December 31, 2014 of $17,965. Our current backlog consists of U.S. domestic projects totaling $7,007 and international projects totaling $10,125.
The FUEL CHEM® technology segment generated revenues of $7,596 and $15,842 for the three- and six-months ended June 30, 2015, respectively. For the three-month period this represents a decrease of $1,290, or 15% versus the prior year amount of $8,886. For the six-month period ended June 30, 2015 this represents a decrease of $971 or 6% compared to the prior year period amount of $16,813 . This segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than capacity.

Consolidated gross margin percentage for the three-month periods ended June 30, 2015 and 2014 decreased to 38% from 42%, and was 41% and 42% for the six-month periods then ended. The gross margin percentage for the APC technology segment for the three-month periods ended June 30, 2015 and 2014 was 30% and 32%, respectively, and was 33% in both six-month periods ending June 30, 2015 and 2014. For the FUEL CHEM technology segment, the gross margin percentage decreased to 50% from 55% in the three-month periods ending June 30, 2015. For the six-month periods, the gross margin percentage for the FUEL CHEM technology segment decreased to 50% from 54% compared to the prior-year period.

Selling, general and administrative expenses (SG&A) for the three- and six-month periods ended June 30, 2015 were $8,400 and $16,603, respectively, and for the same periods in 2014 were $8,959 and $17,703, respectively. For the three-month period ended June 30, 2015 this represents a decrease of $559, which was primarily the result of decreases in employee related costs of $25, administrative costs associated with our foreign operations of $436, outside commissions of $131, insurance cost of $100, and expenses related to a formerly leased property of $300, partially offset by increases in fees for professional and consulting services of $381 and depreciation and amortization of $83. SG&A for the six month period ended June 30, 2015 decreased by $1,100, which was primarily the result of decreases in employee related costs of $463, administrative costs associated with our foreign operations of $747, and expenses related to a formerly leased property of $300, partially offset by increases in fees for professional and consulting services of $441. SG&A as a percentage of revenues increased slightly to 45% from 44% in the three-month periods, and increased to 49% from 46% in the six-month periods ending June 30, 2015 and 2014, respectively. These increases in SG&A percentages are attributed to lower revenues in the current periods compared to the prior periods.

Research and development expenses for the three and six-month periods ended June 30, 2015 and 2014 were $982 and $225, and $1,854 and $469, respectively. The increase in R&D spending is attributed primarily to costs incurred related to our ongoing fuel conversion initiative.

Interest expense for the three- and six-month periods ended June 30, 2015 and 2014 were $3 and $34, and $30 and $63, respectively. This interest expense relates to borrowings made under the Beijing Fuel Tech credit facility.

Income tax benefit for the three- and six-months ended ended June 30, 2015 and 2014 were $936 and $18, and $1,807 and $117 respectively. The Company is projecting a consolidated effective tax rate of 38% for 2015 which is higher than the federal income tax rate of 34% due primarily to the effect of state income taxes.
Liquidity and Sources of Capital

At June 30, 2015, Fuel Tech had cash and cash equivalents and short-term investments on hand of $15,004 and working capital of $38,891 versus $18,673 and $39,688 at December 31, 2014, respectively.

Operating activities used cash of $1,307 during the six-month period ended June 30, 2015. This decrease in cash from operations was due to cash used as a result of our net loss of $3,025, a decrease in accounts payable and accrued expenses of $3,328 and an increase in inventory of $279, offset by cash provided by a decrease in our accounts receivable of $2,378, a decrease in prepaid and other assets of $183, and the effect of non-cash charges of $2,764.

Investing activities used cash of $357 during the six-month period ended June 30, 2015 and related to net cash used for purchases of equipment and patents of $383 offset by proceeds from the sale of equipment of $26.

Financing activities used cash of $1,888 as a result of $252 in cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units and $1,636 for payments made on short-term borrowings.

On June 30, 2015, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2017. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus 300 basis points, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of June 30, 2015 and December 31, 2014, there were no outstanding borrowings on the credit facility.
The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a minimum EBITDA of $500 for the twelve-month period ending December 31, 2015, and beginning with the fiscal quarter ended June 30, 2016 a minimum EBITDA for the trailing twelve-month period then ended of not less that $1,000. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, stock-based compensation expense, and other non-cash items. In addition, the Facility covenants include a minimum shareholder equity requirement of $69,000 at any measurement period from December 31, 2015 until December 30, 2016, and beginning December 31, 2016 the minimum is $70,000. Lastly, the amended Facility has an annual capital expenditure limit of $5,000.
At June 30, 2015 and December 31, 2014, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $8,171 and $8,284, respectively, on its domestic credit facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2015 and December 31, 2014, there were no cash borrowings under the domestic revolving credit facility and approximately $6,829 and $6,716, respectively, was available for future borrowings. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 26, 2015, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,748), which expires on June 24, 2016.  This credit facility replaced the previous RMB 35 million facility that expired on June 26, 2015. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2015, Beijing Fuel Tech had no cash borrowings under the China Facility and as of December 31, 2014 had borrowings outstanding in the amount $1,625. These borrowings were subject to interest rates of approximately 6.7% at June 30, 2015 and 7.0% at December 31, 2014, respectively.
At June 30, 2015 and December 31, 2014, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $174 and $336, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At June 30, 2015 and December 31, 2014, approximately $5,574 and $3,727 was available for future borrowings.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note M. There was no change in the warranty liability balance during the six-months ended June 30, 2015.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.        Exhibits

a.	Exhibits (all filed herewith)

	10.1	Sixth Amendment to Credit Agreement, dated as of June 30, 2015, between Fuel Tech, Inc. and JP Morgan Chase Bank, N.A.

	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.1	INSXBRL Instance Document

	101.2	SCHXBRL Taxonomy Extension Schema Document

	101.3	CALXBRL Taxonomy Extension Calculation Linkbase Document

	101.4	DEFXBRL Taxonomy Extension Definition Linkbase Document

	101.5	LABXBRL Taxonomy Extension Label Linkbase Document

	101.6	PREXBRL Taxonomy Extension Prevention Linkbase Document

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2015	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)