Form 10-K
period 2015-12-31
FUEL TECH, INC.
filed 2016-03-24
CIK 846913

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $45,681,000 based on the closing sale price as reported on the NASDAQ National Market System.
As of February 29, 2016, there were 23,167,216 shares of common stock outstanding.
Documents incorporated by reference:
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 19, 2016 are incorporated by reference into Part III.

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
GENERAL
We are a leading technology company engaged in the worldwide development, commercialization and application of state-of-the-art proprietary technologies for air pollution control, process optimization, combustion efficiency and advanced engineering services. These technologies enable our customers to operate efficiently in a cost-effective and environmentally sustainable manner. We operate as a fully integrated company to apply our extensive knowledge of carbonaceous fuel and combustion engineering to serve a variety of end markets. Our Air Pollution Control (APC) and FUEL CHEM® business processes rely heavily on our unique ability to inject chemical slurries into combustion units, in precise concentrations and locations, to achieve a desired outcome. Our Fuel Conversion business is a development stage opportunity focused on creating and manufacturing value-added engineered carbon feedstock products for carbon feedstock customer markets.

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

•
The Fuel Conversion business represents the continuing evolution of a new research and business development initiative we first commenced in 2014 following our acquisition of intellectual property rights and know-how related to the CARBONITE® fuel conversion process and technology. The goal of our Fuel Conversion technology is to convert coals of various grades into value-added engineered carbon feedstock products that are designed to be high in energy content and manufactured to contain other customizable carbon feedstock characteristics desirable in a variety of carbon feedstock use applications. Our Fuel Conversion technology has a number of potential applications including certain coal replacement, electric arc furnace reductant, ferro-alloy feedstock, and mercury reduced carbon feedstock. During 2015, we have been testing and developing certain engineered carbon feedstock products for specific market applications. We are in the process of evaluating the commercialization of these product offerings with prospective customers.

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
Clean Air Act: The Clean Air Act (CAA) requires the U.S. Environmental Protection Agency (EPA) to establish national ambient air quality standards (NAAQS) at levels that are protective of public health with an adequate margin of safety. The six pollutants specified include: Ozone (O3), Particulate Matter (PM), Nitrogen Dioxide (NO2), Sulfur Dioxide (SO2), Lead, and Carbon Monoxide (CO). The NAAQS provisions require that states comply with ozone and particulate emissions standards. NOx emissions are a precursor to ozone formation and also contribute to fine particulate emissions (PM2.5), which has been the recent regulatory driver through the Cross-State Air Pollution Rule (CSAPR). NOx emissions were targeted as contributors to fine particulate emissions and ozone emissions. Since 1990, programs have been established by the EPA at the regional and federal level to help states in their mission to define and meet their State Implementation Plans (SIPs) for attainment. NAAQS PM standards were issued in 1997, with more stringent standards issued in 2006 and 2012. The NAAQS ozone standards issued in 1997 were made more stringent in 2008. On October 1, 2015, the EPA strengthened the NAAQS for ground-level ozone by reducing the minimum acceptable level from 75 to 70 parts per billion (ppb).
Cross-State Air Pollution Rule (CSAPR): On July 7, 2011, the Environmental Protection Agency passed the Cross-State Air Pollution Rule (CSAPR) under the “good neighbor” provision of the Clean Air Act to reduce emissions of SO2 and NOx from power plants in the eastern half of the United States. This rule replaces the Clean Air Transport Rule (CATR) and focuses on reducing air emissions contributing to fine particle (PM2.5) and ozone nonattainment that often travel across state lines; including SO2 and NOx which contribute to PM2.5 transport. CSAPR affected 27 states, with compliance for the first phase in 2012, with additional reductions required in the second phase by 2014. Under CSAPR, state emission caps were designated to mitigate the emission impact on downwind states by controlling emissions from upwind states. If sources within a state caused the state to exceed its assurance limit, severe penalties including a two-for-one reduction based on each source’s contribution percentage of the state overage would be applied. The timing of CSAPR's implementation has been affected by a number of court actions. In December 2011, CSAPR was stayed prior to implementation due to lawsuits filed by various states and combustion sources, and in August 2012 the U.S. Circuit Court of Appeals, D.C. Circuit, vacated CSAPR and remanded it to the EPA. The U.S. Supreme Court reversed that decision in April, 2014. Following the remand of the case to the D.C. Circuit, the EPA requested that the court lift the CSAPR stay and toll the CSAPR compliance deadlines by three years. In October, 2014, the D.C. Circuit granted the EPA's request and, accordingly, CSAPR Phase 1 implementation commenced in 2015, with Phase 2 beginning in 2017.
Most recently, in November 2015, the EPA proposed an update to CSAPR for the 2008 ozone NAAQS. The rule is expected to be finalized in 2016.
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

Regulations and Markets: International
We also sell NOx control systems outside the United States, specifically in Europe, Latin America, and in the Pacific Rim, including the People’s Republic of China (China). Under European Union Directives, existing coal fired power plants will need to meet tighter emission regulations, and come into compliance by 2019 or 2020 (country specific). The Latin American countries will also present some opportunities for SNCR systems with plants that have inter-company directives for curbing emissions, in the absence of national regulations. However, these opportunities will not be time sensitive, and will greatly depend on allocation of capital budgets from the parent companies.
China continues to represent an attractive opportunity for us as the government sets pollution control, energy conservation and efficiency improvements as top priorities, as part of tightened standards addressed by the super clean emission regulation officially released in December, 2015. We have viable technologies to help achieve these objectives. China’s dominant reliance on coal as an energy resource is not expected to change in the foreseeable future. China alone is forecasted to account for 76% of the projected increase in world coal use through 2035. Clean air will continue to be a pressing issue and has become a political issue, especially given China’s growing awareness of air pollution and increasingly expanded role in international events and organizations.
China’s Ministry of Environmental Protection issued super clean emission regulations to be fully implemented by 2020, in support of reducing harmful pollutants and further defining the technologies recommended to achieve the reductions. Super clean emission requires NOx emission under 50 mg/Nm3, SO2 emission under 35 mg/Nm3 and particulate emission under 10 mg/Nm3. The regulations apply to all public utility units of 300MW or larger and private power generation units of 100MW or larger, and will be progressively implemented in the eastern region by 2017, the central region by 2018, and the western region by 2020. Newly constructed units and existing units must meet the same stringent emission standard. The existing units which cannot be retrofitted will be closed, particularly for units under 300MW as part of Thirteenth Five Year Plan-improving overall energy efficiency and clean emission from 2015-2020. In addition, Chinese government promotes the use of waste incineration plants to replace landfills with focus on major cities. New construction of MSW’s units which are equipped with SNCR or SCR has been growing.
The European Industrial Emissions Directive (IED) sets the target for NOx emissions to be at or below 200 mg/Nm3 from 1st January 2016. 15 member states have applied for temporary derogation primarily due to aging coal-fired fleets and compliance time frames vary between 2016 and 2020.  The implementation is country specific and each member country sets its own limits based on this guideline.  Turkey, while not a member state, is also looking to meet this guideline as part of their bid to join the European Union. Presently, Fuel Tech is best positioned to compete in the UK market based on the relationships and partnerships built there over last several years.  A number of coal-fired units in the UK are converting to biomass firing due to the subsidies available from the government.  Other European countries that rely heavily on coal generation, and are impacted by the IED include Spain, Poland and Czech Republic.  Turkey will also see modernization of its fleet of coal-based power generation.
The Latin American governments in general have not enacted NOx specific emission regulations (with the exception of Chile). However, certain companies have set internal targets for pollution control and these will present a few opportunities for Fuel Tech in the next 2 - 3 years. Current Chilean NOx emission limits for existing units are being met with retrofitting of Low NOx burners and OFA systems, while the new units are being fitted with SCRs. Further tightening of NOx limits may require the addition of SCRs to existing plants for compliance.
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

The key market dynamic for the APC product line is the continued use of coal as the principal fuel source for global electricity production. Coal currently accounts for approximately 39% of all U.S. electricity generation and roughly 67% of Chinese electricity generation. Major coal consumers include China, the United States and India.
Sales of APC products were $43.5 million, $42.0 million, and $72.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
APC Backlog
Consolidated APC segment backlog at December 31, 2015 was $22.2 million versus backlog at December 31, 2014 of $18.0 million. A substantial portion of the backlog as of December 31, 2015 should be recognized as revenue in fiscal 2016, although the timing of such revenue recognition in 2016 is subject to the timing of the expenses incurred on existing projects.

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
The key market dynamic for this product line is the continued use of coal as the principal fuel source for global electricity production. Coal currently accounts for approximately 39% of all U.S. electricity generation and roughly 67% of Chinese electricity generation. Major coal consumers include the United States, China and India. Additional market dynamics include a growing, worldwide utilization of biomass for both steam and electrical production, as well as the strengthening of the pulp and paper industry worldwide, resulting in black liquor recovery boilers needing to maximize throughput.
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
Sales of the FUEL CHEM products were $30.2 million, $37.0 million, and $36.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

FUEL CONVERSION
The Fuel Conversion business represents a new business initiative we commenced in 2014. As described in Note 1 to the consolidated financial statements included in this Form 10-K, we acquired intellectual property rights and know-how related to the CARBONITE® Fuel Conversion process and technology. This process can convert coals of various grades into value-added products that are high in energy content, carbon-rich and contain less pollutants. Our Fuel Conversion technology has a number of potential applications including certain coal replacement, electric arc furnace reductant, ferro-alloy feedstock, and mercury reduced carbon feedstock. During 2015, we have been testing and developing the engineered carbon products for specific markets. We are in the process of evaluating the commercialization of these product offerings with prospective customers and considering alternatives. Refer to Item 1A. RISK FACTORS for further detail regarding the risk factors associated with this segment. We have not yet earned revenue from prospective customers.
INTELLECTUAL PROPERTY
The majority of our products are protected by U.S. and non-U.S. patents. We own 117 granted patents worldwide and 14 allowed utility model patents in China. We have 111 patent applications pending; including 13 in the United States and 98 in non-U.S. Jurisdictions. These patents and applications cover some 31 inventions, 15 associated with our NOx reduction business, 13 associated with the FUEL CHEM business, one associated with Fuel Conversion business, and two associated with non-commercialized technologies. Our granted patents have expiration dates ranging from March of 2016 to August of 2035 .
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

EMPLOYEES
At December 31, 2015, we had 182 employees, 134 in North America, 38 in China, five in Europe and five in Chile. We enjoy good relations with our employees and are not a party to any labor management agreement.

RELATED PARTIES

Douglas G. Bailey, a member of our executive team, is a stockholder of American Bailey Corporation (ABC), which is a related party. Please refer to Note 11 to the consolidated financial statements in this Form 10-K for information about our transactions with ABC. Additionally, see the more detailed information relating to this subject under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be distributed in connection with our 2016 Annual Meeting of Stockholders, which information is incorporated by reference.

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

Demand for Our APC and FUEL CHEM Products is Affected by External Market Factors

Reduced coal-fired electricity demand across the United States has led to coal-fired electricity production declines. Contributing to this decline in coal-fired generations were 1) lower natural gas prices which allowed utility operators to increase the amount of power generated from natural gas plants, 2) increased cost of environmental compliance with current environmental regulations, 3) constrained funding for capital projects, and 4) the uncertainty of regulation resulted in electricity generating unit operators delaying investment in NOx emission remediation plans until such time as the United States Environmental Protection Agency further clarifies the regulations.
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
We May Not Be Able to Borrow Funds Pursuant to our Credit Facilities
We are party to a $15 million domestic revolving credit agreement with JPMorgan Chase Bank, N.A. As of December 31, 2015, there were no outstanding borrowings on this facility and Fuel Tech was in compliance with all financial covenants contained in the agreement. In addition, our Chinese subsidiary, Beijing Fuel Tech Environmental Technologies Company, Ltd., has a RMB 35 million (approximately $5.392 million) revolving credit facility with JPMorgan Chase Bank (China) Company Limited. As of December 31, 2015, there were no outstanding borrowings under this facility. In the event of any default on our part under either of these agreements, the lender is entitled to accelerate payment of any amounts outstanding and may, under certain circumstances, cancel the facilities. If we were unable to obtain a waiver for a breach of covenant and the lender accelerated the payment of any outstanding amounts, such acceleration may cause our cash position to significantly deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require us to obtain alternate financing.

Our Fuel Conversion Business is in its Early Stages of Development
Our Fuel Conversion business is in the research and development stage and has not commenced commercial operations as of December 31, 2015. We have spent $2.8 and $0.3 million in research and development and other related costs for the years ended December 31, 2015 and 2014 respectively. During 2015, we have been testing and developing engineered carbon feedstock products for specific markets which are not yet commercially viable as of December 31, 2015. While we remain optimistic of our ability to develop and commercialize these products in the future, the possibility remains we may be unable to further develop these products to the extent required for use within the markets and customer bases we have identified.
Further, we will need to make substantial investments in order to be able to manufacture and develop the Fuel Conversion products which will require significant funding from outside sources. The ability of the Company to fund its potential future Fuel Conversion operations, including constructing new manufacturing facilities and/or acquiring and re-purposing existing manufacturing facilities to meet our specifications for our Fuel Conversion business, is dependent upon our ability to obtain additional financing when and as needed. If such funding is not attainable, the development of the Fuel Conversion business may be significantly delayed or stopped altogether.
We may be unable to obtain, maintain or renew permits or leases necessary for future operations of our Fuel Conversion business, which could hinder our ability to commence future operations
Future operations for our Fuel Conversion business will require us to obtain a number of permits that impose strict regulations on various environmental and operational matters. These, as well as our anticipated Fuel Conversion facilities and operations, would include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by applicable regulators, all of which might make compliance more difficult or impractical, and might possibly preclude the continuance of commencing future operations in the Fuel Conversion business. Non-governmental organizations, environmental groups and individuals have certain statutory rights to engage in the permitting process and might comment upon, or object to, our anticipated requested permits. Such persons also have the right to bring citizen's lawsuits to challenge the issuance of permits, or the validity of environmental impact statements related thereto. If any permits or leases would not be issued or renewed in a timely fashion or at all, or if permits issued or renewed would be conditioned in a manner that restricts our ability to efficiently and economically conduct our future Fuel Conversion operations, our cash flows or profitability could be materially or adversely affected.

ITEM 1B - UNRESOLVED STAFF COMMENTS
None

ITEM 2 - PROPERTIES
We own an office building in Warrenville, Illinois, which has served as our corporate headquarters since June 23, 2008. This facility, with approximately 40,000 square feet of office space, will meet our growth requirements for the foreseeable future.
We also operate from leased office facilities and we do not segregate any of these leased facilities by operating business segment. The terms of the Company's eight primary lease arrangements are as follows:

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

•
The Durham, North Carolina building lease, for approximately 16,000 square feet, runs from May 1, 2014 to April 30, 2017. This facility houses engineering operations. The landlord has exercised an option to terminate the lease effective June 30, 2016.

•	The Gallarate, Italy building lease, for approximately 1,300 square feet, runs from May 1, 2013 to April 30, 2019. This facility serves as the operating headquarters for our European operations.

•	The Westlake, Ohio building lease, for approximately 5,000 square feet, runs from May 1, 2014 to April 30, 2017. This facility houses engineering operations.

•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs from September 1, 2013 to December 31, 2020. This facility serves as an outside warehouse facility.

•	The Overland Park, KS lease, for approximately 600 square feet, runs from October 16, 2015 to October 15, 2018. This facility serves primarily as a sales office.

•	The Aberdeen Corners, GA lease, for an office suite, runs from June 1, 2015 to May 31, 2017. This facility primarily serves as a sales office.

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

ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market
Our Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc, where it trades under the symbol FTEK.
Prices
The table below sets forth the high and low sales prices during each calendar quarter since January 2014.

2015	High	Low
Fourth Quarter	$2.54	$1.77
Third Quarter	2.42	1.76
Second Quarter	3.16	2.18
First Quarter	3.86	3.00

2014	High	Low
Fourth Quarter	$4.45	$3.61
Third Quarter	5.68	4.10
Second Quarter	6.77	4.96
First Quarter	8.50	4.90

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

Holders

As of March 16, 2016, there were 123 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

Performance Graph

The following line graph compares our total return to stockholders per common share for the five years ended December 31, 2015 to that of the NASDAQ Composite Index and the WilderHill Progressive Energy Index for the period December 31, 2010 through December 31, 2015.

ITEM 6 - SELECTED FINANCIAL DATA
Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2015. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and the schedules thereto.

	For the years ended December 31
CONSOLIDATED STATEMENT OF OPERATIONS DATA	2015	2014	2013	2012	2011
(in thousands of dollars, except for share and per-share data)
Revenues	$73,664	$79,017	$109,338	$97,644	$93,668
Cost of sales	45,107	43,889	62,521	56,899	49,857
Selling, general and administrative and other costs and expenses	35,389	36,891	36,375	35,545	34,162
Goodwill and intangible assets impairment	1,425	23,400	—	—	—
Operating (loss) income	(8,257)	(25,163)	8,000	5,200	9,649
Net (loss) income	(12,380)	(17,725)	5,101	2,776	6,148
Basic (loss) income per common share	$(0.54)	$(0.78)	$0.23	$0.12	$0.26
Diluted (loss) income per common share	$(0.54)	$(0.78)	$0.23	$0.12	$0.25
Weighted-average basic shares outstanding	23,101,000	22,782,000	22,286,000	22,709,000	24,095,000
Weighted-average diluted shares outstanding	23,101,000	22,782,000	22,579,000	23,535,000	24,633,000

	December 31
CONSOLIDATED BALANCE SHEET DATA	2015	2014	2013	2012	2011
(in thousands of dollars)
Working capital	$35,865	$39,688	$48,619	$38,918	$43,626
Total assets	76,011	91,471	110,058	105,897	112,990
Long-term obligations	501	520	789	715	1,347
Total liabilities	17,037	19,170	21,435	21,661	23,977
Stockholders’ equity (1)	58,974	72,301	88,623	84,236	89,013
Notes:

(1)	Stockholders’ equity includes the principal amount of nil coupon non-redeemable perpetual loan notes. See Note 7 to the consolidated financial statements.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars)

Background
We have three broad technology segments that provide advanced engineered solutions to meet the pollution control, efficiency improvement and operational optimization needs of energy-related facilities worldwide. They are as follows:

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

The key market dynamic for both technology segments is the continued use of fossil fuels, especially coal, as the principal fuel source for global electricity production. Coal currently accounts for approximately 39% of all U.S. electricity generation and roughly 67% of Chinese electricity generation. Major coal consumers include China, the United States and India.

Fuel Conversion

The Fuel Conversion business represents a new business initiative we commenced in 2014. As described in Note 1 to the consolidated financial statements included in this Form 10-K, we acquired intellectual property rights and know-how related to the CARBONITE® fuel conversion process and technology. This process can convert coals of various grades into value-added products that are high in energy content, carbon-rich and contain less pollutants. Our Fuel Conversion technology has a number of potential applications including certain coal replacement, electric arc furnace reductant, ferro-alloy feedstock, and mercury reduced carbon feedstock. During 2015, we have been testing and developing the engineered carbon products for specific markets. We are in the process of evaluating the commercialization of these product offerings with prospective customers and considering alternatives. Refer to Item 1A. RISK FACTORS for further detail regarding the risk factors associated with this segment. We have not yet earned revenue from prospective customers.

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

Revenue Recognition

Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer. We use the percentage of completion method of accounting for equipment construction, equipment supply and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of December 31, 2015, we had two construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $3 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2014, we had one construction contract in progress that was identified as a loss contract and a provision for losses in the amount of $4 was recorded in other accrued liabilities on the consolidated balance sheet.

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

Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At December 31, 2015 and December 31, 2014, unbilled receivables were approximately $7,312 and $9,904, respectively, and are included in accounts receivable on the consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,858 and $2,994 at December 31, 2015 and December 31, 2014, respectively, and are included in other accrued liabilities on the consolidated balance sheet.

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

Assessment of Potential Impairments of Goodwill and Intangible Assets

Goodwill is not amortized, but rather is reviewed annually (in the fourth quarter) or more frequently if indicators arise, for impairment. We do not have any indefinite-lived intangible assets other than goodwill. Such indicators include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a decrease in our market capitalization to an amount less than the carrying value of our assets, or slower growth rates, among others.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have three reporting units: the FUEL CHEM segment, the APC technology segment and the Fuel Conversion segment.

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

Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2015 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment. Goodwill related to APC technology reporting unit was fully impaired in the fourth quarter of 2014. APC technology segment failed the first step test because the estimated fair value of the reporting unit was less than its carrying value, a result significantly affected by Fuel Tech's market capitalization, and thus requiring additional analysis of the segment. Based on this additional analysis, Fuel Tech determined that the current fair value of the APC technology reporting unit was less than the fair value of the assets and liabilities of the unit, resulting in an implied fair value of goodwill of zero, and accordingly recorded a non-cash goodwill impairment charge of $23.4 million related to this segment.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Long-lived assets, including property, plant and equipment (PP&E) and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. Due to the existence of impairment indicators as more fully described in Note 1 to our consolidated financial statements, we performed a more detailed analysis of potential long-lived and intangible asset impairment in the APC technology asset group during the fourth quarter of 2015 using the aforementioned undiscounted cash flows analysis.

In the fourth quarter of 2015, the Company performed an impairment test of the carrying value of our intangible assets to determine whether any impairment existed. The Company determined that the sum of the expected undiscounted cash flows attributable to certain intangible assets was less than its carrying value and that an impairment write-down was required. The impairment loss primarily related to the customer lists acquired in the 2009 acquisition of Advanced Combustion Technology and the 2014 acquisition of PECO. The Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $1,425, which was included in “Goodwill and intangible assets impairment” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2015.
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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606). This new accounting guidance on revenue recognition provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In August 2015, the FASB approved a one-year deferral to January 1, 2018. Early adoption is permitted as of the original effective date. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Current accounting principles require an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 will be effective for the Company beginning on January 1, 2017. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.

2015 versus 2014

Revenues for the years ended December 31, 2015 and 2014 were $73,664 and $79,017, respectively. The year-over-year decrease of $5,353, or 7%, was principally driven by decreased revenue in our FUEL CHEM technology segment in both our United States (U.S.) and foreign operations, while our APC technology segment revenues increased marginally. Our U.S. revenues increased by $584 or 1% from $50,901 to $51,485, while our international revenues declined by $5,937 or 21% from $28,116 to $22,179.

Revenues for the APC technology segment were $43,485 for the year ended December 31, 2015, an increase of $1,454, or 3%, versus fiscal 2014. Revenues in our APC technology segment, which had been growing into 2013 largely through international sales, were adversely affected by a number of factors in 2015. First, the U.S. regulatory environment, while remaining favorable for our prospects, has not spurred capital investment in our products by electric power producers. Second, while general economic conditions in the U.S. have improved, energy demand for coal fired power plants has declined as utilities have switched to lower cost natural gas sources. At the same time, these sources have generally allowed utilities to meet their regulatory objectives with existing emissions investments. Sales in foreign locations have not been robust enough to offset reduced demand in the U.S. Foreign sales declined year-over-year by approximately $6.0 million. This is due largely to the completion of several large contracts in China offset by a large contract starting in Italy in 2015. While we expect to see improved order flow in our U.S. APC segment in 2016, any future orders will be dependent on our customers' capital investment decisions to install emissions control technologies in order to meet state or federal regulations. We continue to actively bid projects in our foreign markets during 2016 and will continue to look for growth opportunities within our chosen markets. Backlog for the years ended December 31, 2015 and 2014 was $22.2 million and $18.0 million, respectively.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2015 were $30,179, a decrease of $6,807, or 18% versus fiscal 2014. This decrease is principally associated with reduced product demand from our largest Fuel Chem customer. This customer's decision to reduce spending was based on a number of factors including cost of coal fire powered generation, energy demand and overall economic conditions affecting the plant. During 2015, our total revenue for this customer decreased from approximately $15 million in 2014 to $9 million in 2015 and we expect to see a further decline in 2016. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications, but our ability to attract new coal customers continues to be affected by the soft electric demand market and fuel switching as a result of low natural gas prices.

Consolidated cost of sales for the years ended December 31, 2015 and 2014 were $45,107 and $43,889, respectively. Consolidated gross margin percentage for the years ended December 31, 2015 and 2014 were 39% and 44%, respectively. The gross margins for the APC technology segment decreased to 30% in 2015 from 37% in 2014. Gross margin percentage for the FUEL CHEM technology segment decreased slightly in 2015 to 52% from 53% in 2014.

During 2015 we recognized an impairment charge of $1.4 million for finite-lived APC segment intangible assets, and during 2014 we recognized an impairment charge of $23.4 million for our APC segment goodwill asset. A significant portion, $15.8 million, of our APC segment goodwill impairment recognized in 2014 and $1.1million of our APC segment intangible asset impairment recognized in 2015 related to the acquisition of Advanced Combustion Technology, Inc. (“ACT”) which was completed on January 1, 2009.

Selling, general and administrative expenses for the years ended December 31, 2015 and 2014 were $31,116 and $35,432, respectively. The decrease of $4,316 or 12%, is primarily attributed to the following:

•	An decrease in employee costs, primarily commissions and bonuses, totaling $1,029

•	An decrease in non-employee commissions of $215

•	An decrease in stock compensation expense of $539

•	An increase in depreciation and amortization of $140

•	An decrease in professional fees and consulting services of $455

•	An decrease related to cleanup fees for a legacy facility of $325

•	An decrease in bad debt expense of $127

•	An decrease in office and administrative costs relating to our foreign subsidiaries of $1,211

Research and development (“R&D”) expenses were $4,273 and $1,459 for the years ended December 31, 2015 and 2014, respectively. Included in our 2015 and 2014 R&D expense was $2,826 and $277 expense pertaining to the development of our Fuel Conversion business, while the remaining expenditures were focused on new product development for our APC and Fuel Chem businesses. We plan to continue focusing on increased R&D efforts in the pursuit of commercial applications for our technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest income for the year ended December 31, 2015 decreased by $8 to $21 versus $29 in 2014. Interest expense of $27 was recorded in 2015, compared to $125 in the prior year. Finally, the decrease in net other expenses to $360 from $544 in the prior year is due primarily to the impact of foreign exchange rates as it relates to settlement of balances denominated in foreign currencies, particularly in Chile.

For the year ended December 31, 2015, we recorded an income tax expense of $3,757 on pre-tax loss of $8,623. Our effective tax rates were 43.6% and (31.3%) for the years ended December 31, 2015 and 2014, respectively. The effective tax rate for the year-ended December 31, 2015 differed from the the federal statutory rate of 34% as a result of establishing a full valuation allowance on our United States deferred tax assets and income from our Italian subsidiary for which we reversed a portion of our deferred income tax valuation allowances as a result of the entity’s previously recorded net operating losses. For the year ended December 31, 2014, we recorded an income tax benefit of $8,078 on pre-tax loss of $25,803.

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

As more fully described in Note 1 to the consolidated financial statements, the Company performs an annual evaluation in the fourth quarter of each year for indications of potential impairment of goodwill and indefinite lived intangible assets. Our APC segment goodwill represented $23.4 million, or 92% of the total goodwill balance carried on our books. Our annual goodwill impairment test for our APC segment concluded that its full balance was impaired, leading to a charge of $23.4 million in the fourth quarter. A significant portion, $15.8 million, of our APC goodwill related to the acquisition of Advanced Combustion Technology, Inc. (“ACT”) which was completed on January 1, 2009. While the Company believes it will continue to benefit from this and other business acquisitions completed in the APC segment, the recent financial performance of the APC segment and specifically the ACT product line has not met our internal expectations and anticipated future cash flows have greater risks and uncertainties with regard to the timing and rate of growth. We continue to believe that promising long-term global market trends with regard to demand for our APC segment technologies appears to remain intact, but we are unable to ascertain the timing of such demand in the near term, and accordingly the present value of the forecasted future cash flows used in our goodwill impairment test has been reduced compared to prior years. Accordingly, we concluded that our APC segment goodwill balance was impaired during the fourth quarter of 2014 and as a result a $23.4 million charge was recorded in that period.
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

Liquidity and Sources of Capital

At December 31, 2015, we had cash and cash equivalents of $21,684 and working capital of $35,865 versus cash and cash equivalents of $18,637 and working capital of $39,688 at December 31, 2014.

Operating activities provided $6,928 of cash for the year ended December 31, 2015, primarily due to the add back of non-cash items from our net loss of $12,380 including stock compensation expense of $1,809, depreciation and amortization of $4,205, and a decrease in deferred income taxes of $4,916, as well as a decrease in our accounts receivable balance of $7,880 and an increase in our accounts payable balance of $1,817. Partially offsetting these items were subtractions of non-cash items from our net loss including gain on sale of equipment of $26, as well an increase in inventory of $560, an increase in prepaid expenses and other current and non-current assets of $1,245, and a decrease in our accrued liabilities and other non-current liabilities of $913.

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

Investing activities used cash of $776 and $13,897 for the years ended December 31, 2015 and 2014, respectively. Investment activities for the year ended December 31, 2015 consisted of purchases of equipment, patents, and other intangibles of $802 and proceeds from sale of equipment of $26. Investment activities for the year ended December 31, 2014 consisted of purchases of equipment, patents, and other intangibles of $2,808, including our $3,010 acquisition of intellectual property rights related to the fuel conversion segment, as well as an investment to acquire two businesses located in Ohio in the amount of $8,079, net of cash acquired.

Financing activities used $1,875 of cash for the year ended December 31, 2015 which included a payment of our short-term debt in the amount of $1,623 and payments to repurchase our common stock in the amount of $252 for shares withheld to pay employee payroll taxes upon vesting of equity awards. Financing activities provided $0 of cash for the year ended December 31, 2014 which included proceeds and excess tax benefits from stock option exercises in the amount of $304, offset by payments to repurchase our common stock in the amount of $304 for shares withheld to pay employee payroll taxes upon vesting of equity awards.

On June 30, 2015, we amended our existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2017 and we again amended the facility on December 31, 2015 to modify certain covenants. Availability under the facility is $15,000 with a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus 300 basis points, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. We are allowed to use this Facility for cash advances and standby letters of credit.

The Facility contains several debt covenants tested on a quarterly or annual basis. The Facility requires a minimum trailing twelve-month EBITDA of $500 for quarters ending March 31, 2016 and June 30, 2016; beginning with the fiscal quarter ending September 30, 2016, the Facility requires a minimum EBITDA for the trailing twelve-month period then ended of not less than $1,000. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, stock-based compensation expense, and other non-cash items. This covenant was waived by our bank through the period ending December 31, 2015. In addition, the Facility requires a minimum working capital requirement of $35,000, starting as of December 31, 2015. Finally, the Facility has an annual capital expenditure limit of $5,000. At December 31, 2015 we were in compliance with the financial covenants in effect at that date.

At December 31, 2015 and 2014, we had outstanding standby letters of credit and bank guarantees totaling approximately $7,803 and $8,284, respectively, on the facility in connection with contracts in process. We are required to reimburse JP Morgan Chase for any payments made by the bank under these instruments. At December 31, 2015 and 2014, there were no cash borrowings under the facility, approximately $7,197 and $6,716, respectively, was available for future borrowings. We pay a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 26, 2015, our wholly-owned subsidiary, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech) entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,392), which expires on June 24, 2016. This new credit facility replaced the previous RMB 35 million facility that expired on June 26, 2015. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech, Inc. (the US parent Company). Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2015, Beijing Fuel Tech had no cash borrowings under the China Facility, and as of December 31, 2014 had borrowings outstanding in the amount of $1,625. These borrowings were subject to interest rates of approximately 6.8% at December 31, 2015 and 7.0% at December 31, 2014.

At December 31, 2015 and 2014, we had outstanding standby letters of credit and bank guarantees totaling approximately $57 and $336, respectively, under the China facility in connection with contracts in process. At December 31, 2015 and 2014, approximately $5,335 and $3,727 was available for future borrowings.

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

Interest payments in the amount of $27 and $125 were made during the years ended December 31, 2015 and 2014, respectively.

In the opinion of management, expected near-term revenue growth in our core APC and FUEL CHEM business segments will be driven by the timing of penetration of the coal-fired utility marketplace via utilization of our TIFI technology, by utility and industrial entities’ adherence to the regulatory requirements of the various domestic environmental regulations, and by the expansion of both business segments in non-U.S. geographies. Management expects our liquidity requirements of our APC and FUEL CHEM business segments to be met by the operating results generated from these activities. As highlighted in Item 1A - Risk Factors, we will need to seek additional funding sources to commercialize the Fuel Conversion business.

Contractual Obligations and Commitments
In our normal course of business, we enter into agreements obligating us to make future payments. The contractual cash obligations noted below are primarily related to supporting the ongoing operations of the business.
Payments due by period in thousands of dollars

Contractual Cash Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Operating lease obligations	$2,493	$972	$1,082	$439	$—
Total	$2,493	$972	$1,082	$439	$—
Interest payments in the amount of $27, $125, and $56 were made during the years ended December 31, 2015, 2014 and 2013, respectively.
In the normal course of our business, we use bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

•	in support of the warranty period defined in the contract; or

•	in support of the system performance criteria that are defined in the contract.
In addition, we use bank performance guarantees with standby letters of credit and performance surety bonds as security for contract performance and other obligations as needed in the normal course of business. As of December 31, 2015, we had outstanding bank performance obligations that may or may not result in cash obligations as follows:
Commitment expiration by period in thousands of dollars

Commercial Commitments	Total	2016	2017	2018	Thereafter
Standby letters of credit and bank guarantees	$7,860	$6,048	$976	$836	$—
Performance Surety Bonds	$12,389	$7,791	$3,364	$1,234	$—
Total	$20,249	$13,839	$4,340	$2,070	$—
Off-Balance-Sheet Transactions
There were no other off-balance-sheet transactions other than the obligations and commitments listed above during the three-year period ended December 31, 2015.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.
We are also exposed to changes in interest rates primarily due to our debt arrangement (refer to Note 10 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2016.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Fuel Tech, Inc.

We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited Fuel Tech, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Fuel Tech, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuel Tech, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Fuel Tech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

Chicago, Illinois
March 23, 2016

Fuel Tech, Inc.
Consolidated Balance Sheets
(in thousands of dollars, except share and per-share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$21,684	$18,637
Marketable securities	19	36
Accounts receivable, net	23,060	31,910
Inventories	1,653	1,111
Prepaid expenses and other current assets	3,889	4,094
Income taxes receivable	1,857	597
Deferred income taxes	239	1,953
Total current assets	52,401	58,338
Property and equipment, net	12,001	13,527
Goodwill	2,116	2,116
Other intangible assets, net	7,144	10,464
Deferred income taxes	992	5,649
Other assets	1,357	1,377
Total assets	$76,011	$91,471
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,625
Accounts payable	8,942	7,310
Accrued liabilities:
Employee compensation	1,645	2,007
Other accrued liabilities	5,949	7,708
Total current liabilities	16,536	18,650
Other liabilities	501	520
Total liabilities	17,037	19,170
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,419,008 and 23,027,704 shares issued, and 23,167,216 and 22,860,398 outstanding in 2015 and 2014, respectively	234	230
Additional paid-in capital	135,394	134,985
Accumulated deficit	(74,132)	(61,752)
Accumulated other comprehensive loss	(1,556)	(448)
Nil coupon perpetual loan notes	76	76
Treasury stock, 251,792 and 167,306 shares in 2015 and 2014, respectively, at cost	(1,042)	(790)
Total stockholders’ equity	58,974	72,301
Total liabilities and stockholders’ equity	$76,011	$91,471

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Operations
(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2015	2014	2013
Revenues	$73,664	$79,017	$109,338
Costs and expenses:
Cost of sales	45,107	43,889	62,521
Selling, general and administrative	31,116	35,432	36,375
Research and development	4,273	1,459	2,442
Goodwill and intangible assets impairment	1,425	23,400	—
Total Costs and Expenses	81,921	104,180	101,338
Operating (loss) income	(8,257)	(25,163)	8,000
Interest expense	(27)	(125)	(56)
Interest income	21	29	58
Other expense	(360)	(544)	(137)
(Loss) Income before taxes	(8,623)	(25,803)	7,865
Income tax (expense) benefit	(3,757)	8,078	(2,764)
Net (loss) income	$(12,380)	$(17,725)	$5,101
Net (loss) income per common share:
Basic	$(0.54)	$(0.78)	$0.23
Diluted	$(0.54)	$(0.78)	$0.23
Weighted-average number of common shares outstanding:
Basic	23,101,000	22,782,000	22,286,000
Diluted	23,101,000	22,782,000	22,579,000
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands of dollars)

	For the years ended December 31,
	2015	2014	2013
Net (loss) income	$(12,380)	$(17,725)	$5,101
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,097)	(489)	438
Unrealized (losses)/gains from marketable securities, net of tax	(11)	4	(9)
Total other comprehensive (loss) income	(1,108)	(485)	429
Comprehensive (loss) income	$(13,488)	$(18,210)	$5,530
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2012	22,102	$221	$133,498	$(49,128)	$(392)	$76	$(39)	$84,236
Net income				5,101				5,101
Foreign currency translation adjustments					438			438
Unrealized loss on marketable securities, net of tax					(9)			(9)
Exercise of stock options	195	2	809					811
Tax benefit from stock compensation expense			67					67
Stock compensation expense			1,798					1,798
Tax effect of expired vested options			(121)					(121)
Common shares issued upon vesting of restricted stock units	395	4	(3,255)					(3,251)
Treasury shares withheld	(99)						$(447)	(447)
Balance at December 31, 2013	22,593	$227	$132,796	$(44,027)	$37	$76	$(486)	$88,623
Net loss				(17,725)				(17,725)
Foreign currency translation adjustments					(489)			(489)
Unrealized gain on marketable securities, net of tax					4			4
Exercise of stock options	60		297					297
Tax benefit from stock compensation expense			7					7
Stock compensation expense			2,322					2,322
Tax effect of expired vested options			(379)					(379)
Common shares issued upon vesting of restricted stock units	266	3	(58)					(55)
Treasury shares withheld	(59)						(304)	(304)
Balance at December 31, 2014	22,860	$230	$134,985	$(61,752)	$(448)	$76	$(790)	$72,301
Net loss				(12,380)				(12,380)
Foreign currency translation adjustments					(1,097)			(1,097)
Unrealized loss on marketable securities, net of tax					(11)			(11)
Stock compensation expense			1,809					1,809
Issuance of Deferred Director's shares	39	1	(71)					(70)
Tax effect of expired vested options			(908)			`		(908)
Common shares issued upon vesting of restricted stock units	352	3	(421)					(418)
Treasury shares withheld	(84)						(252)	(252)
Balance at December 31, 2015	23,167	$234	$135,394	$(74,132)	$(1,556)	$76	$(1,042)	$58,974
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)

	For the years ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(12,380)	$(17,725)	$5,101
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,067	1,922	2,175
Amortization	2,138	2,384	839
Gain on disposal of equipment	(26)	—	—
Allowance for doubtful accounts	—	762	707
Deferred income taxes	4,916	(9,524)	1,252
Stock compensation expense	1,809	2,322	1,798
Goodwill and intangible assets impairment	1,425	23,400	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,880	6,117	(6,970)
Inventories	(560)	(616)	77
Prepaid expenses, other current assets and other noncurrent assets	(1,245)	(913)	2,118
Accounts payable	1,817	(3,600)	(2,968)
Accrued liabilities and other noncurrent liabilities	(913)	906	(1,287)
Net cash provided by operating activities	6,928	5,435	2,842

INVESTING ACTIVITIES
Purchases of property, equipment and patents	(802)	(2,808)	(1,754)
Proceeds from the sale of equipment	26	—	—
Purchases of other intangible assets	—	(3,010)	—
Payment for acquisitions, net of cash acquired	—	(8,079)	—
Net cash used in investing activities	(776)	(13,897)	(1,754)

FINANCING ACTIVITIES
Net proceeds (payments) of short-term debt	(1,623)	—	1,614
Proceeds from exercises of stock options	—	297	811
Excess tax benefit from exercises of stock options	—	7	67
Treasury shares withheld	(252)	(304)	(447)
Net cash provided by (used in) financing activities	(1,875)	—	2,045
Effect of exchange rate fluctuations on cash	(1,230)	(639)	152
Net (decrease) increase in cash and cash equivalents	3,047	(9,101)	3,285
Cash and cash equivalents at beginning of year	18,637	27,738	24,453
Cash and cash equivalents at end of year	$21,684	$18,637	$27,738

Supplemental Cash Flow Information:
Cash paid for:
Interest	$27	$125	$56
Income taxes paid	$—	$—	$2,901
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(in thousands of dollars, except share and per-share data)

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
Fuel Tech, Inc. and subsidiaries ("Fuel Tech", the "Company", "we", "us" or "our") provides advanced engineered solutions for the optimization of combustion systems in utility and industrial applications. Our primary focus is on the worldwide marketing and sale of NOx reduction technologies as well as our FUEL CHEM program. The Company’s NOx reduction technologies reduce nitrogen oxide emissions from boilers, furnaces and other stationary combustion sources.
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
International revenues were $22,179, $28,116, and $46,063 for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts represented 30%, 36%, and 42% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. We have foreign offices in Beijing, China and Gallarate, Italy.
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
Cash and Cash Equivalents
We include cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. We have never incurred realized or unrealized holdings gains or losses on securities classified as cash equivalents. Income resulting from short-term investments is recorded as interest income. At December 31, 2015, we had cash on hand of approximately $5,596 at our Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China. Cash on hand at our Italy subsidiary totaled approximately $1,286 at December 31, 2015.
Foreign Currency Risk Management
Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

Accounts Receivable
Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on uncompleted contracts under the percentage of completion method. At December 31, 2015 and 2014, unbilled receivables were approximately $7,312 and $9,904, respectively.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2013	$460	$1,175	$(446)	$1,189
2014	$1,189	$1,099	$(366)	$1,922
2015	$1,922	$—	$(150)	$1,772
Prepaid expenses and other current assets
Prepaid expenses and other current assets includes Chinese banker acceptances of $2,144 and $2,259 as of December 31, 2015 and 2014. These are short-term commitments of typically 30 to 60 days for future payments and can be redeemed at a discount or applied to future vendor payments.
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

Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income by component were as follows:

	December 31,
	2015	2014
Foreign currency translation
Balance at beginning of period	$(471)	$18
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(1,097)	(489)
Balance at end of period	$(1,568)	$(471)
Available-for-sale marketable securities
Balance at beginning of period	$23	$19
Other comprehensive income (loss):
Net unrealized holding gain (loss) (2)	(11)	4
Deferred income taxes (2)	—	—
Total other comprehensive income (loss)	(11)	4
Balance at end of period	$12	$23
Total accumulated other comprehensive (loss) income	$(1,556)	$(448)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.
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
Goodwill
Goodwill is not amortized, but is reviewed annually or more frequently if indicators arise, for impairment. Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of our reporting units to their carrying values. We use a discounted cash flow (DCF) model to determine the current fair value of our two reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.
Goodwill is allocated to each of our reporting units, which is defined as an operating segment or one level below an operating segment, upon acquisition after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Goodwill is also evaluated for impairment at the reporting unit level. We have two reporting units for goodwill evaluation purposes: the FUEL CHEM technology segment and the APC technology segment. There is no goodwill associated with either our APC or Fuel Conversion business segment.
During the fourth quarter of 2014, we experienced a decrease in our stock price that caused our market capitalization to fall below the equity value on our consolidated balance sheet, which can be a potential indicator of goodwill impairment. This, along with an overall slowdown in APC technology segment orders and corresponding downward adjustments to our financial forecasts, was considered during a detailed evaluation of the fair value of our reporting units. Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2014 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment. At the same time, we determined that our APC technology reporting unit failed the first step test because the estimated fair value of the reporting unit was less than its carrying value, thus requiring additional analysis of the segment. Based on this additional analysis, Fuel Tech determined that the fair value of the APC technology reporting unit as of the test date was less than the fair value of the assets and liabilities of the unit, resulting in an implied fair value of goodwill of zero, and accordingly we recorded a non-cash goodwill impairment charge in the fourth quarter of 2014 of $23,400 representing the full carrying value of goodwill related to this reporting unit.
The following table shows our goodwill activity by reporting unit during the periods ending December 31, 2015 and 2014:

	2015
Reporting Unit	Beginning Carrying Amount	Acquired Goodwill	Impairment Charge	Ending Carrying Amount

FUEL CHEM Technology Segment	$2,116	$—	$—	$2,116
APC Technology Segment	—	—	—	—
	$2,116	$—	$—	$2,116

	2014
Reporting Unit	Beginning Carrying Amount	Acquired Goodwill	Impairment Charge	Ending Carrying Amount

FUEL CHEM Technology Segment	$2,116	$—	$—	$2,116
APC Technology Segment	18,935	4,465	(23,400)	—
	$21,051	$4,465	$(23,400)	$2,116
Other Intangible Assets
Management reviews other finite-lived intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, trade names, and acquired technologies, for impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset or asset group is less than the carrying amount of the asset or asset group, an impairment loss equal to the excess of the asset or asset group's carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. In the fourth quarter of 2015, the Company performed an impairment test of the carrying value of our intangible assets to determine whether any impairment existed. The Company determined that the sum of the expected undiscounted cash flows attributable to certain intangible assets was less than its carrying value and that an impairment write-down was required. The impairment loss primarily related to the customer lists acquired in the 2009 acquisition of Advanced Combustion Technology and the 2014 acquisition of PECO. The Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $1,425, which was included in “Goodwill and intangible assets impairment” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2015.
Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. As of December 31, 2015 and 2014, the net patent asset balance, excluding patents acquired in business acquisitions, was $1,699 and $1,583, respectively. The third-party costs capitalized as patent costs during the years ended December 31, 2015 and 2014 were $244 and $376, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.
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
Amortization expense for intangible assets was $2,138, $2,384 and $839 for the years ended December 31, 2015, 2014 and 2013, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2015 and 2014, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2015			2014
Description of Other Intangibles	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4-15 years	$3,633	$(3,114)	$519	$5,087	$(2,690)	$2,397
Trademarks and trade names	4-8 years	441	(382)	59	441	(293)	148
Patent assets	1-15 years	3,007	(1,210)	1,797	2,764	(987)	1,777
Acquired technologies	5-8 years	7,515	(2,746)	4,769	7,974	(1,832)	6,142
Total		$14,596	$(7,452)	$7,144	$16,266	$(5,802)	$10,464
The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2016	$1,700
2017	1,374
2018	1,269
2019	1,016
2020	564
Thereafter	1,221
Total	$7,144
Property and Equipment
Property and equipment is stated at historical cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $2,067, $1,922, and $2,175 for the years ended December 31, 2015, 2014 and 2013, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2015 and 2014, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life	2015	2014
Land		$1,440	$1,440
Building	39 years	4,535	4,535
Building and leasehold improvements	3-39 years	5,102	5,115
Field equipment	3-4 years	19,797	19,796
Computer equipment and software	2-3 years	2,978	3,005
Furniture and fixtures	3-10 years	1,527	1,525
Vehicles	5 years	36	36
Total cost		35,415	35,452
Less accumulated depreciation		(23,414)	(21,925)
Total net book value		$12,001	$13,527
Property and equipment is reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exists, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. Due to the existence of impairment indicators as more fully described above, we performed a more detailed analysis of potential long-lived asset impairment in the APC technology asset group during the fourth quarter of 2015 using the aforementioned undiscounted cash flows analysis and concluded that no impairment of our fixed assets exists. A significant portion of our property and equipment is comprised of assets deployed at customer locations relating to our FUEL CHEM technology asset group, and due to the shorter-term duration over which this equipment is depreciated, the likelihood of impairment is mitigated. The discontinuation of a FUEL CHEM program at a customer site would most likely result in the re-deployment of all or most of the affected assets to another customer location rather than an impairment.
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

Stock-Based Compensation
Our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), was adopted in May 2014 and allows for awards to be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,400,676 shares that may be issued or reserved for awards to participants under the Incentive Plan as of December 31, 2015.
Basic and Diluted Earnings per Common Share
Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs) and the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options are excluded from diluted earnings per share because they are anti-dilutive. At December 31, 2015, 2014 and 2013, we had outstanding equity awards of 2,068,000, 1,628,000 and 1,623,000, respectively, that were antidilutive for the purpose of inclusion in the diluted earnings per share calculation because the exercise prices of the options were greater than the average market price of our common stock. As of December 31, 2015 and 2014, respectively, we had an additional 169,000 and 280,000 equity awards that were antidilutive because of the net loss in the year then ended. These equity awards could potentially dilute basic EPS in future years.
The table below sets forth the weighted-average shares used at December 31 in calculating earnings (loss) per share:

	2015	2014	2013
Basic weighted-average shares	23,101,000	22,782,000	22,286,000
Conversion of unsecured loan notes	—	—	7,000
Unexercised options and unvested restricted stock units	—	—	286,000
Diluted weighted-average shares	23,101,000	22,782,000	22,579,000
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
For the year ended December 31, 2015, we had one customer which individually represented greater than 10% of revenues. This customer contributed primarily to our FUEL CHEM technology segment and represented 12% of consolidated revenues. We had no customers that accounted for greater than 10% of our current assets as of December 31, 2015.
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
For the year ended December 31, 2013, we had two customer which individually represented greater than 10% of revenues. One of these customers contributed primarily to our FUEL CHEM technology segment and represented 14% of consolidated revenues. The other customer contributed to our APC technology segment and represented 18% of our consolidated revenues. We had no customers that accounted for greater than 10% of our current assets as of December 31, 2013.

We control credit risk through requiring milestone payments on long-term contracts, performing ongoing credit evaluations of its customers, and in some cases obtaining security for payment through bank guarantees and letters of credit.

Available-for-Sale Marketable Securities
At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $19 and $36 at December 31, 2015 and December 31, 2014, respectively. Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended December 31, 2015, 2014 and 2013.
Treasury Stock
We use the cost method to account for its common stock repurchases. During the years ended December 31, 2015 and 2014, we withheld 84,486 and 58,649 shares of our Common Shares, valued at approximately $252 and $304, respectively, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. Refer to Note 6, “Treasury Stock,” for further discussion.
Recently Issued and Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606). This new accounting guidance on revenue recognition provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In August 2015, the FASB approved a one-year deferral to January 1, 2018. Early adoption is permitted as of the original effective date. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Current accounting principles require an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 will be effective for the Company beginning on January 1, 2017. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.

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

The following table summarizes the net sales and earnings after income taxes of PECO and FGC since the acquisition date, April 30, 2014 through December 31, 2014, which is included in the consolidated statements of operations for the years ended December 31, 2014:

Year Ended December 31, 2014
Revenue	$4,193
Net income (loss)	(120)

Net loss per Common Share
Basic	$—
Diluted	$—

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
3.    CONSTRUCTION CONTRACTS IN PROGRESS
The status of contracts in progress as of December 31, 2015 and 2014 is as follows:

	2015	2014
Costs incurred on uncompleted contracts	$94,686	$92,190
Estimated earnings	52,246	47,510
Earned revenue	146,932	139,700
Less billings to date	(141,478)	(132,790)
Total	$5,454	$6,910
Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,312	$9,904
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,858)	(2,994)
Total	$5,454	$6,910
Costs and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable on the consolidated balance sheet, while billings in excess of costs and estimated earnings on uncompleted contracts are included in other accrued liabilities on the consolidated balance sheet.

As of December 31, 2015 we had two construction contracts in progress that were identified as loss contracts and a provision for losses of $3 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2014, we had one construction contract in progress that was identified as a loss contract and a provision for losses of $4 was recorded in other accrued liabilities on the consolidated balance sheet.

4.    INCOME TAXES
The components of (loss) income before taxes for the years ended December 31 are as follows:

Origin of income before taxes	2015	2014	2013
United States	$(9,763)	$(25,142)	$6,025
Foreign	1,140	(661)	1,840
(Loss) income before taxes	$(8,623)	$(25,803)	$7,865

Significant components of income tax (benefit) expense for the years ended December 31 are as follows:

	2015	2014	2013
Current:
Federal	$(1,155)	$158	$1,114
State	14	(34)	334
Foreign	120	1,108	836
Total current	(1,021)	1,232	2,284
Deferred:
Federal	4,143	(7,260)	642
State	548	(959)	(78)
Foreign	87	(1,091)	(84)
Total deferred	4,778	(9,310)	480
Income tax (benefit) expense	$3,757	$(8,078)	$2,764
A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2015	2014	2013
Provision at the U.S. federal statutory rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(5.2)%	(3.6)%	1.9%
Foreign tax rate differential	(0.6)%	0.1%	(2.5)%
Valuation allowance	72.3%	1.2%	2.9%
Other true up	7.8%	(0.4)%	(4.2)%
Stock-based compensation	—%	—%	(0.4)%
Intangible assets impairment and other non-deductibles	2.2%	5.9%	—%
Other	1.1%	(0.5)%	3.4%
Income tax expense (benefit) effective rate	43.6%	(31.3)%	35.1%

The deferred tax assets and liabilities at December 31 are as follows:

	2015	2014
Deferred tax assets:
Stock compensation expense	$3,394	$4,631
Goodwill	2,673	3,110
Royalty accruals - BJFT	992	—
Bad debt allowance - BJFT	333	—
Inter-company interest expense accrual - US tax	476	—
Net operating loss carryforwards	1,576	2,006
Credit carry-forwards	359	—
Other	637	2,419
Total deferred tax assets	10,440	12,166
Deferred tax liabilities:
Depreciation	(777)	(1,096)
Intangible assets	(294)	(1,156)
Other	(306)	(306)
Total deferred tax liabilities	(1,377)	(2,558)
Net deferred tax asset before valuation allowance	9,063	9,608
Valuation allowances for deferred tax assets	(7,832)	(2,006)
Net deferred tax asset	$1,231	$7,602
Net deferred tax assets and liabilities are recorded as follows within the consolidated balance sheets:

Current assets	$239	$1,953
Long-term assets (liabilities)	992	5,649
Net deferred tax asset	$1,231	$7,602
The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2013	$1,868	—	(35)	$1,833
2014	$1,833	—	173	$2,006
2015	$2,006	6,625	(799)	$7,832
For the years ended December 31, 2015, 2014 and 2013, we recorded tax benefits from the exercise of stock options in the amount of $0, $7 and $67, respectively. This amount was recorded as an increase in additional paid-in capital on the consolidated balance sheet and as cash from financing activities on the consolidated statements of cash flows. We also reduced the deferred tax asset related to stock-based compensation by $908 and $379 for fully vested options that expired unexercised and by $421 and $58 for the excess of stock-based compensation over the related tax benefit recognized for restricted stock units that vested during 2015 and 2014, respectively. These reductions in deferred tax assets were recorded against additional paid-in capital and had no impact on our results from operations.
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

The following table summarizes our unrecognized tax benefit activity (excluding interest and penalties) during the years ended December 31, 2015, 2014 and 2013:

Description	2015	2014	2013
Balance at beginning of period	$117	$65	$39
Increases in positions taken in a current period	38	52	65
Decreases due to settlements	(15)	—	(39)
Decreases due to lapse of statute of limitations	—	—	—
Balance at end of period	$140	$117	$65
We recognize interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The amount of interest and penalties that we recognized in income tax expense during the years ended December 31, 2015, 2014 and 2013 was $0, $0 and $0, respectively. The total amount of unrecognized tax benefits as of December 31, 2015, 2014 and 2013, including interest and penalties, was $140, $117 and $65, respectively, all of which if ultimately recognized will reduce our annual effective tax rate. None of the unrecognized tax benefit will be recognized into income in 2016 due to the lapsing of statutes of limitations.
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
As required by ASC 740, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At December 31, 2015, we recorded a full valuation allowance of $6,554 on our United States (US) deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. We have approximately $420 of US net operating loss carryforwards available to offset future US taxable income as of December 31, 2015. The net operating loss carry-forwards related to tax losses generated in prior years in the US begin to expire in 2035. Further, we have tax loss carry-forwards of approximately $4,473 available to offset future foreign income in Italy as of December 31, 2015. We have recorded a full valuation allowance against the resulting $1,230 deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to utilize the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated in prior years in Italy.

5.    COMMON SHARES
At December 31, 2015 and 2014, respectively, we had 23,419,008 and 23,027,704 Common Shares issued and 23,167,216 and 22,860,398 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). As of December 31, 2015, we had 4,400,676 shares reserved for issuance upon the exercise or vesting of equity awards, of which 1,191,125 are stock options that are currently exercisable (see Note 8).

6.    TREASURY STOCK
Common shares held in treasury totaled 251,792 and 167,306 with a cost of $1,042 and $790 at December 31, 2015 and 2014, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the current and prior years.

7.    NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES
At December 31, 2015 and 2014, respectively, we had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (the “Loan Notes”) outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2015, the nil coupon loan notes were convertible into 6,715 common shares. Based on our closing stock price of $1.89 at December 31, 2015, the aggregate fair value of the common shares that the holders would receive if all the loan notes were converted would be approximately $13, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of our dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheet. The notes do not hold distribution or voting rights unless and until converted into common shares.
In 2015, 2014 and 2013, there were no Loan Notes repurchased by the Company.

8.    STOCK-BASED COMPENSATION
Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,400,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. At December 31, 2015, we had approximately 1,190,426 equity awards available for issuance under the Incentive Plan.
Stock-based compensation is included in selling, general and administrative costs in our consolidated statements of operations.
The components of stock-based compensation for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the Year Ended December 31,
	2015	2014	2013
Stock options	$194	$236	$(245)
Restricted stock units	1,615	2,086	2,043
Deferred directors fees	—	—	—
Total stock-based compensation expense	1,809	2,322	1,798
Tax benefit of stock-based compensation expense	(696)	(892)	(671)
After-tax effect of stock based compensation	$1,113	$1,430	$1,127
As of December 31, 2015, there was $2,432 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.7 years.
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

Based on the results of the model, the weighted-average fair value of the stock options granted during the 12-month periods ended December 31, 2015, 2014 and 2013, respectively, were $1.54, $2.20 and $1.79 per share using the following weighted average assumptions:

	2015	2014	2013
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.21%	1.55%	1.01%
Expected volatility	51.6%	47.4%	55.2%
Expected life of option	8.8 years	4.9 years	4.7 years
The following table presents a summary of our stock option activity and related information for the years ended December 31:

	2015		2014		2013
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,546,500	$11.62	1,688,500	$11.88	1,914,000	$11.38
Granted	126,000	2.44	94,500	5.22	80,000	3.85
Exercised	—	—	(60,000)	4.96	(195,000)	4.16
Expired or forfeited	(481,375)	12.04	(176,500)	13.01	(110,500)	10.93
Outstanding at end of year	1,191,125	$10.48	1,546,500	$11.62	1,688,500	$11.88
Exercisable at end of year	1,191,125	$10.48	1,546,500	$11.62	1,678,500	$11.92
Weighted-average fair value of options granted during the year		$1.54		$2.20		$1.79

The following table provides additional information regarding our stock option activity for the 12 months ended December 31, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding on January 1, 2015	1,546,500	$11.62
Granted	126,000	2.44
Exercised	—	—
Expired or forfeited	(481,375)	12.04
Outstanding on December 31, 2015	1,191,125	$10.48	4.3 years	$—
Exercisable on December 31, 2015	1,191,125	$10.48	4.3 years	$—
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $1.89 as of December 31, 2015, which would have been received by the option holders had those options holders exercised their stock options as of that date.

The following table summarizes information about stock options outstanding at December 31, 2015:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 2.44 - $ 2.75	126,000	9.4 years	$2.44	126,000	$2.44
$ 2.76 - $ 5.50	294,500	6.7 years	4.56	294,500	4.56
$ 5.51 - $ 8.26	100,000	4.8 years	7.33	100,000	7.33
$ 8.27 - $11.02	368,750	3.0 years	10.04	368,750	10.04
$11.03 - $13.77	10,000	0.2 years	11.40	10,000	11.40
$13.78 - $16.53	71,000	1.1 years	15.79	71,000	15.79
$16.54 - $19.29	41,250	1.1 years	17.82	41,250	17.82
$19.30 - $22.05	—	—	—	—	—
$22.06 - $24.80	76,625	1.7 years	22.89	76,625	22.89
$24.81 - $27.57	103,000	1.1 years	25.88	103,000	25.88
$ 2.44 - $27.57	1,191,125	4.3 years	$10.48	1,191,125	$10.48
Non-vested stock option activity for the 12 months ended December 31, 2015 was as follows:

	Non-Vested Stock Options Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2015	—	$—
Granted	126,000	1.54
Vested	(126,000)	1.54
Forfeited	—	—
Outstanding on December 31, 2015	—	—
As of December 31, 2015, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. Fuel Tech received proceeds from the exercise of stock options of $0, $297 and $811 in the years ended December 31, 2015, 2014 and 2013, respectively. The intrinsic value of options exercised in the years ended December 31, 2015, 2014 and 2013 was $0, $103 and $520, respectively. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements.
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

In addition to the time vested RSUs described above, performance-based RSU agreements (the Agreements) are issued annually to our Executive Chairman; President/Chief Executive Officer; Senior Vice President, Fuel Conversion Marketing; Senior Vice President, Treasurer/Chief Financial Officer; and Senior Vice President, General Counsel and Corporate Secretary. The Agreements provide each participating executive the opportunity to earn three types of awards with each award type specifying a targeted number of RSUs that may be granted to each executive based on either the individual performance of the executive or our relative performance compared to a peer group, as determined by the award type. The Compensation Committee of our Board of Directors (the Committee) determines the extent to which, if any, RSUs will be granted based on the achievement of the applicable performance criteria specified in the Agreement. This determination will be made following the completion of the applicable performance period (each a Determination Date). Such performance based awards include the following:

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

We recorded expense of approximately $1,615, $2,086 and $2,043 associated with our restricted stock unit awards in 2015, 2014 and 2013, respectively. At December 31, 2015 there was $2,432 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 1.7 years. During the years ended December 31, 2015 and 2014, there were 351,938 and 266,091 restricted stock units that vested with a fair value of $1,821 and $1,553, respectively.
A summary of restricted stock unit activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted units at January 1, 2013	752,024	6.21
Granted	485,000	4.62
Forfeited	(70,070)	5.58
Vested	(394,938)	2.94
Unvested restricted stock units at December 31, 2013	772,016	5.35
Granted	484,450	5.63
Forfeited	(13,306)	5.27
Vested	(266,091)	5.84
Unvested restricted stock units at December 31, 2014	977,069	5.36
Granted	789,500	3.33
Forfeited	(209,748)	4.62
Vested	(351,938)	5.17
Unvested restricted stock units at December 31, 2015	1,204,883	4.21
Deferred Directors Fees
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2015, 2014 and 2013, we recorded $0, $0 and $0 respectively, of stock-based compensation expense under the Deferred Plan.

9.    COMMITMENTS AND CONTINGENCIES
Operating Leases
We lease office space, automobiles and certain equipment under agreements expiring on various dates through 2020. Future minimum lease payments under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2015 are as follows:

Year of Payment	Amount
2016	$972
2017	700
2018	382
2019	366
2020	73
Total	$2,493
For the years ended December 31, 2015, 2014 and 2013, rent expense, net of related party sub-lease income, approximated $1,166, $1,041, and $1,010, respectively.
We are party to a sublease agreement with American Bailey Corporation (ABC) that obligates ABC to reimburse us for its share of lease and lease-related expenses under our February 1, 2010 lease of executive offices in Stamford, Connecticut. Please refer to Note 11 to the consolidated financial statements for a discussion of our relationship with ABC. The future minimum lease income under this non-cancellable sublease as of December 31, 2015 is as follows:

Year of Payment	Amount
2016	$155
2017	155
2018	155
2019	155
2020	—
Total	$620
The terms of the Company’s eight primary lease arrangements are as follows:

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

•
The Durham, North Carolina building lease, for approximately 16,000 square feet, runs from May 1, 2014 to April 30, 2017. This facility houses engineering operations. The landlord has exercised an option to terminate the lease effective June 30, 2016.

•	The Gallarate, Italy building lease, for approximately 1,300 square feet, runs from May 1, 2013 to April 30, 2019. This facility serves as the operating headquarters for our European operations.

•	The Westlake, Ohio building lease, for approximately 5,000 square feet, runs from May 1, 2014 to April 30, 2017. This facility houses engineering operations.

•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs from September 1, 2013 to December 31, 2020. This facility serves as an outside warehouse facility.

•	The Overland Park, KS lease, for approximately 600 square feet, runs from October 16, 2015 to October 15, 2018. This facility serves primarily as a sales office.

•	The Aberdeen Corners, GA lease, for an office suite, runs from June 1, 2015 to May 31, 2017. This facility primarily serves as a sales office.

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
As of December 31, 2015, we had outstanding bank performance guarantees and letters of credit in the amount of $7,860 and performance surety bonds in the amount of $12,389 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees expire in dates ranging from January 2015 through September 2016. The expiration dates may be extended if the project completion dates are extended. Our management believes it is probable that these projects will be successfully completed and that there will not be a material adverse impact on our operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.
Product Warranties
We issue a standard product warranty with the sale of our products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. Changes in the warranty liability in 2015, 2014 and 2013 are summarized below:

	2015	2014	2013
Aggregate product warranty liability at beginning of year	$268	$596	$776
Net aggregate expense (income) related to product warranties	8	(311)	(68)
Aggregate reductions for payments	(8)	(17)	(112)
Aggregate product warranty liability at end of year	$268	$268	$596

10.    DEBT FINANCING

On June 30, 2015, we amended our existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A (JPM Chase) to extend the maturity date through June 30, 2017, and we again amended the facility on December 31, 2015 to modify certain covenants. The total borrowing base of the facility is $15,000 and contains a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility is unsecured, bears interest at a rate of LIBOR plus 300 basis points, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. We are allowed to use this Facility for cash advances and standby letters of credit. As of December 31, 2015 and 2014, there was no outstanding borrowings on the amended credit facilities.

The Facility contains several debt covenants with which the Company must comply on a quarterly or annual basis. The Facility requires a minimum trailing-twelve month EBITDA of $500 for quarters ending March 31, 2016 and June 30, 2016; Beginning with the fiscal quarter ending September 30, 2016, the Facility requires a minimum EBITDA for the trailing twelve-month period then ended of not less than $1,000. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, stock-based compensation expense, and other non-cash items. This covenant was waived by our bank through the period ending December 31, 2015. In addition, the Facility requires a minimum working capital requirement of $35,000, starting as of December 31, 2015. Finally, the Facility has an annual capital expenditure limit of $5,000. At December 31, 2015 we were in compliance with all active financial covenants specified by the Facility.

At December 31, 2015 and 2014, we had outstanding standby letters of credit and bank guarantees totaling approximately $7,803 and $8,284, respectively, on our domestic credit facility in connection with contracts in process. We are committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2015 and 2014, there were no cash borrowings under the domestic revolving credit facility and approximately $7,197 and $6,716, respectively, was available for future borrowings. We pay a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 26, 2015, our wholly-owned subsidiary, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech) entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,392), which expires on June 24, 2016. This new credit facility replaced the previous RMB 35 million facility that expired on

June 26, 2015. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2015, Beijing Fuel Tech had no cash borrowings under the China Facility, and as of December 31, 2014 had borrowings outstanding in the amount of $1,625. These borrowings were subject to interest rates of approximately 6.8% at December 31, 2015 and 7.0% at December 31, 2014.

At December 31, 2015 and 2014, we had outstanding standby letters of credit and bank guarantees totaling approximately $57 and $336, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2015 and 2014, approximately $5,335 and $3,727 was available for future borrowings.
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

11.    RELATED PARTY TRANSACTIONS
Persons now or formerly associated with American Bailey Corporation (ABC), including our Chairman, currently own approximately 29% of our outstanding Common Shares. On January 1, 2004, we entered into an agreement whereby ABC reimburses us for services that certain employees provide to ABC. In addition, ABC is a sub-lessee under our February 1, 2010 lease of its offices in Stamford, Connecticut, which runs through December 31, 2019. ABC reimburses us for its share of lease and lease-related expenses under the sublease agreement. The Stamford facility houses certain administrative functions. The amounts earned from ABC related to the subleases for the years ended December 31, 2015, 2014 and 2013, were $155, $144 and $147, respectively. The amount due from ABC related to the sublease agreement was $14, $13 and $13 at December 31, 2015, 2014 and 2013 respectively.

12.    DEFINED CONTRIBUTION PLAN
We have a retirement savings plan available for all our U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by the employees with additional contributions made at the discretion of the Board of Directors. Costs related to this plan were $433, $464 and $728 in 2015, 2014 and 2013, respectively.

13.    BUSINESS SEGMENT, GEOGRAPHIC AND QUARTERLY FINANCIAL DATA
Business Segment Financial Data
We segregate our financial results into three reportable segments representing three broad technology segments as follows:

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

•
The Fuel Conversion segment represents a new business initiative we commenced in 2014. As described in Note 1, we acquired intellectual property rights and know-how related to the CARBONITE® fuel conversion process and technology. This process can convert coals of various grades into value-added products that are high in energy content, carbon-rich and less pollutive. This technology has a number of potential applications including certain coal replacement, electric arc furnace (EAF) reductant, ferro-alloy feedstock, absorbent and Hg reduced carbon stock. During 2015, we have been testing and developing the engineered carbon products for specific markets. We are in the process of evaluating the commercialization of these product offerings with prospective customers and considering alternatives. We have earned no significant revenue other than for test products from perspective customers for the years ended December 31, 2015, 2014 and 2013.
The “Other” classification includes those profit and loss items not allocated to either reportable segment. There are no inter-segment sales that require elimination.
We evaluate performance and allocate resources based on gross margin by reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. We do not review assets by reportable segment, but rather, in aggregate for the company as a whole.
Information about reporting segment net sales and gross margin are provided below:

For the year ended December 31, 2015	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$43,485	$30,179	$—	$—	$73,664
Cost of sales	(30,612)	(14,495)	—	—	(45,107)
Gross margin	12,873	15,684	—	—	28,557
Selling, general and administrative	—	—	—	(31,116)	(31,116)
Research and development	—	—	(2,826)	(1,447)	(4,273)
Intangible assets impairment	(1,425)	—	—	—	(1,425)
Operating (loss) income	$11,448	$15,684	$(2,826)	$(32,563)	$(8,257)

For the year ended December 31, 2014	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$42,031	$36,986	$—	$—	$79,017
Cost of sales	(26,586)	(17,303)	—	—	(43,889)
Gross margin	15,445	19,683	—	—	35,128
Selling, general and administrative	—	—	—	(35,432)	(35,432)
Research and development	—	—	(277)	(1,182)	(1,459)
Goodwill impairment	(23,400)	—	—	—	(23,400)
Operating (loss) income	$(7,955)	$19,683	$(277)	$(36,614)	$(25,163)

For the year ended December 31, 2013	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$72,552	$36,786	$—	$109,338
Cost of sales	(45,138)	(17,383)	—	(62,521)
Gross margin	27,414	19,403	—	46,817
Selling, general and administrative	—	—	(36,375)	(36,375)
Research and development	—	—	(2,442)	(2,442)
Operating income	$27,414	$19,403	$(38,817)	$8,000
Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

For the years ended December 31,	2015	2014	2013
Revenues:
United States	$51,485	$50,901	$63,275
Foreign	22,179	28,116	46,063
	$73,664	$79,017	$109,338

As of December 31,	2015	2014
Assets:
United States	$47,437	$64,324
Foreign	28,574	27,147
	$76,011	$91,471
Unaudited Quarterly Financial Data
Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2015 and 2014.

For the quarters ended	March 31	June 30	September 30	December 31
2015
Revenues	$15,103	$18,683	$21,677	$18,201
Cost of sales	8,437	11,547	13,829	11,294
Net (loss) income	(1,654)	(1,371)	(289)	(9,066)
Net (loss) income per common share:
Basic	$(0.07)	$(0.06)	$(0.01)	$(0.39)
Diluted	$(0.07)	$(0.06)	$(0.01)	$(0.39)
2014
Revenues	$18,661	$20,190	$21,482	$18,684
Cost of sales	10,810	11,677	11,582	9,820
Net (loss) income	(1,086)	(720)	1,192	(17,111)
Net (loss) income per common share:
Basic	$(0.05)	$(0.03)	$0.05	$(0.75)
Diluted	$(0.05)	$(0.03)	$0.05	$(0.75)

14.    FAIR VALUE MEASUREMENTS
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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $19 and $36 at December 31, 2015 and 2014, respectively, and was determined using quoted prices in active markets for identical assets (level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2015 and 2014.

The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.

The following table summarizes the Company's assets measured at fair value on a non-recurring basis relating to an intangible assets impairment charge recognized during 2015 primarily related to the customer lists acquired in the 2009 acquisition of Advanced Combustion Technology and the 2014 acquisition of PECO in the APC technology segment, as more fully described in Note 1.

	Level 1	Level 2	Level 3	Impairment Losses	Fair Value at December 31, 2015
Other intangible assets, net	$—	$—	$8,569	$(1,425)	$7,144
	$—	$—	$8,569	$(1,425)	$7,144
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
Change in Internal Controls
There were no changes in Fuel Tech's internal control over financial reporting during the year to which this report relates that have materially affected, or are reasonably likely to materially affect Fuel Tech's internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, our management has carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”) in 2013.
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
Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.
RSM US LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included in Item 8 to this Annual Report on Form 10-K.

ITEM 9B - OTHER INFORMATION
None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in our definitive Proxy Statement related to the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.
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
Other information concerning our directors and executive officers and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in our Proxy Statement related to the 2016 Annual Meeting of Stockholders and is incorporated by reference.
ITEM 11 - EXECUTIVE COMPENSATION
Information required by this Item will be set forth under the caption “Executive Compensation” in our definitive Proxy Statement and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2015, under which our securities were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,396,008	$10.48	1,190,426

(1)	Includes Common Shares of Fuel Tech, Inc. authorized for awards under Fuel Tech’s 2014 Long-Term Incentive Plan adopted in May of 2014.
In addition to the plans listed above, we have a Deferred Compensation Plan for directors under which 100,000 Common Shares have been reserved for issuance as deferred compensation with respect to director's fees.
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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive (Loss) Income for Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules
All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/5/2006
3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/5/2006
3.3	Amended and Restated By-Laws of Fuel Tech, Inc. dated as of May 28, 2015		8-K		3.1	6/1/2015
4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	9/30/2009	4.1	11/4/2009
4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	9/30/2009	4.2	11/4/2009
4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	9/30/2009	4.3	11/4/2009
4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/2/2006
4.5*	Fuel Tech, Inc. 2014 Long-Term Incentive Plan		S-8		4.1	3/31/2014
4.6*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/2006	4.6	3/6/2007
4.7	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Non-Employee Director's Stock Option Agreement		10-Q	6/30/2014	4.2	8/11/2014
4.8*	Fuel Tech, Inc. Form of Non-Qualified Stock Option Agreement		10-K	12/31/2006	4.7	3/6/2007
4.9*	Fuel Tech, Inc. Form of Incentive Stock Option Agreement		10-K	12/31/2006	4.8	3/6/2007
4.10*	Fuel Tech, Inc. Form of Revised Restricted Stock Unit Agreement		10-K	12/31/2011	4.9	3/5/2012
4.11*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement (2014 Long-Term Incentive Plan)		10-Q	6/30/2014	4.1	8/11/2014
4.12*	Fuel Tech, Inc. Form of 2011 Executive Performance RSU Award Agreement		8-K		10.1	3/28/2011
4.13*	Fuel Tech, Inc. Form of 2012 Executive Performance RSU Award Agreement		8-K		4.2	5/7/2013
4.14*	Fuel Tech, Inc. Form of 2013 Executive Performance RSU Award Agreement		8-K		4.3	5/7/2013
4.15*	Fuel Tech, Inc. Form of 2015 Executive Performance RSU Award Agreement		10-Q	3/31/2015	10.3	5/11/2015
4.16*	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Stock Option Agreement		10-Q	3/31/2015	10.2	5/11/2015
4.17*	Fuel Tech, Inc. Form of 2016 Executive Performance RSU Award Agreement	X

10.1**	License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.	10-K	12/31/1999	3.3	3/30/2000
10.2**	Amendment No. 1, dated February 28, 2000, to License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.	10-K	12/31/1999	3.3	3/30/2000

10.3	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.		8-K		99.1	2/7/2007
10.4**	Restated Supply Agreement, dated March 4, 2009, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, LLC.		10-K	12/31/2008	10.7	3/5/2009
10.5	Amendment No. 1 to Restated Supply Agreement, dated October 31, 2013, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, Inc.		10-Q	9/30/2013	10.1	11/7/2013
10.6	Stock Purchase Agreement, dated April 28, 2014, between Lawrence Ekey and Fuel Tech, Inc.		10-Q	3/31/2014	10.1	5/12/2014
10.7	Credit Agreement, dated as of June 30, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	9/30/2009	10.5	11/4/2009
10.8	First Amendment to Credit Agreement, dated as of October 5, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	9/30/2009	10.6	11/4/2009
10.9	Second Amendment to Credit Agreement, dated as of November 4, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	9/30/2009	10.7	11/4/2009
10.10	Third Amendment to Credit Agreement, dated as of June 30, 2011, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	6/30/2011	4.1	8/8/2011
10.11	Fourth Amendment to Credit Agreement, dated as of June 30, 2013, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	6/30/2013	4.1	8/7/2013
10.12	Fifth Amendment to Credit Agreement, dated as of June 16th, 2015, between Fuel Tech, Inc. and JP Morgan Chase Bank, N.A.	X
10.13	Sixth Amendment to Credit Agreement, dated as of June 30, 2015, between Fuel Tech, Inc. and JP Morgan Chase Bank, N.A.		10-Q	6/30/2015	10.2	8/10/2015
10.14	Seventh Amendment to Credit Agreement, dated as of December 31, 2015, between Fuel Tech, Inc. and JP Morgan Chase Bank, N.A.	X
10.15	Sublease Agreement, dated December 9, 2009, between Fuel Tech, Inc. and American Bailey Corporation		10-K	12/31/2009	10.14	3/4/2010
10.16*	2014 Executive Officer Incentive Plan of Fuel Tech, Inc.		10-K	12/31/2013	10.16	3/10/2014
10.17*	2015 Executive Officer Incentive Plan of Fuel Tech, Inc.		10-Q	3/31/2015	10.1	5/11/2015
10.18*	2016 Executive Officer Plan of Fuel Tech, Inc.	X
10.19*	2016 Corporate Incentive Plan of Fuel Tech, Inc.	X
10.20*	Employment Agreement, dated August 2, 2010, between David S. Collins and Fuel Tech, Inc.		10-Q	6/30/2010	10.1	8/9/2010
10.21*	Employment Agreement, dated April 1, 2010, between Douglas G. Bailey and Fuel Tech, Inc.		10-K	12/31/2010	10.19	3/9/2011
10.22*	Employment Agreement, dated August 31, 2009, between Robert E. Puissant and Fuel Tech, Inc.		10-K	12/31/2010	10.20	3/9/2011
10.23*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.		10-K	12/31/2011	10.21	3/5/2012
10.24*	Employment Agreement, dated July 13, 2003, between Albert G. Grigonis and Fuel Tech, Inc.		10-K	12/31/2013	10.21	3/10/2014

23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.1 INS	XBRL Instance Document.

101.2 SCH	XBRL Taxonomy Extension Schema Document.

101.3 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Indicates a management contract or compensatory plan or arrangement.

**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES AND CERTIFICATIONS
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 23, 2016	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2016	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.
Date: March 23, 2016

Signature	Title

/s/ Vincent J. Arnone	President and Chief Executive Officer (Principal Executive Officer)
Vincent J. Arnone

/s/ Douglas G. Bailey	Executive Chairman
Douglas G. Bailey

/s/ Miguel Espinosa	Director
Miguel Espinosa

/s/ W. Grant Gregory	Director
W. Grant Gregory

/s/ Thomas S. Shaw, Jr.	Director
Thomas S. Shaw, Jr.

/s/ Delbert L. Williamson	Director
Delbert L. Williamson

/s/ Dennis L. Zeitler	Director
Dennis L. Zeitler

/s/ David S. Collins	Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
David S. Collins