Form 10-Q
period 2016-03-31
FUEL TECH, INC.
filed 2016-05-10
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 30, 2016 there were outstanding 23,324,298 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the three-month period ended March 31, 2016

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$9,383	$21,684
Restricted cash	2,000	—
Marketable securities	14	19
Accounts receivable, net of allowance for doubtful accounts of $1,687 and $1,772, respectively	26,546	23,060
Inventories	1,436	1,653
Prepaid expenses and other current assets	2,960	3,889
Prepaid income taxes	2,415	1,857
Deferred income taxes	1,239	239
Total current assets	45,993	52,401
Property and equipment, net of accumulated depreciation of $23,921 and $23,414, respectively	11,568	12,001
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $7,886 and $7,452, respectively	6,748	7,144
Deferred income taxes	—	992
Restricted cash	5,020	—
Other assets	1,334	1,357
Total assets	$72,779	$76,011
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	8,615	8,942
Accrued liabilities:
Employee compensation	1,620	1,645
Other accrued liabilities	4,964	5,949
Total current liabilities	15,199	16,536
Other liabilities	510	501
Total liabilities	15,709	17,037
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,539,342 and 23,419,008 shares issued, and 23,257,804, and 23,167,216 shares outstanding, respectively	235	234
Additional paid-in capital	135,753	135,394
Accumulated deficit	(76,769)	(74,132)
Accumulated other comprehensive loss	(1,130)	(1,556)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,095)	(1,042)
Total shareholders’ equity	57,070	58,974
Total liabilities and shareholders’ equity	$72,779	$76,011
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$17,822	$15,103
Costs and expenses:
Cost of sales	11,774	8,437
Selling, general and administrative	7,479	8,203
Research and development	1,158	872
	20,411	17,512
Operating (loss)	(2,589)	(2,409)
Interest expense	—	(27)
Interest income	10	7
Other expense	(263)	(96)
(Loss) before income taxes	(2,842)	(2,525)
Income tax benefit	205	871
Net (loss)	$(2,637)	$(1,654)
Net (loss) per common share:
Basic	$(0.11)	$(0.07)
Diluted	$(0.11)	$(0.07)
Weighted-average number of common shares outstanding:
Basic	23,184,000	22,927,000
Diluted	23,184,000	22,927,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net (loss)	$(2,637)	$(1,654)
Other comprehensive income (loss):
Foreign currency translation adjustments	429	(161)
Unrealized (losses) from marketable securities, net of tax	(3)	—
Total other comprehensive income (loss)	426	(161)
Comprehensive (loss)	$(2,211)	$(1,815)
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(2,637)	$(1,654)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	486	520
Amortization	434	543
Loss (Gain) on disposal of equipment	1	(25)
Allowance for doubtful accounts	(99)	10
Deferred income taxes	(99)	(226)
Stock-based compensation	461	272
Changes in operating assets and liabilities:
Accounts receivable	(3,331)	4,882
Inventories	219	(536)
Prepaid expenses, other current assets and other non-current assets	597	(35)
Accounts payable	(377)	(937)
Accrued liabilities and other non-current liabilities	(1,243)	(1,699)
Net cash (used in) provided by operating activities	(5,588)	1,115
Investing Activities
Purchases of property, equipment and patents	(91)	(276)
Proceeds from the sale of equipment	1	25
Net cash (used in) investing activities	(90)	(251)
Financing Activities
Change in restricted cash	(7,020)	—
Payments on short-term borrowings	—	(815)
Treasury shares withheld	(53)	(173)
Net cash (used in) financing activities	(7,073)	(988)
Effect of exchange rate fluctuations on cash	450	(203)
Net decrease in cash and cash equivalents	(12,301)	(327)
Cash and cash equivalents at beginning of period	21,684	18,637
Cash and cash equivalents at end of period	$9,383	$18,310
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
(in thousands, except share and per-share data)

1.    General
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies
Restricted cash
Restricted cash represents funds that are restricted to satisfy any amount borrowed against the Company's existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. The amount of restricted cash will be reduced by $1,000 on May 31, 2016, will be further reduced by $1,000 on July 31, 2016 and become unrestricted cash and cash equivalents. The remaining amount of restricted cash will become unrestricted cash and cash equivalents on the Maturity Date of the Facility on June 30, 2017. Refer to Note 8 Debt Financing for further information on the Facility.

Revenue Recognition
Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. The completed contract method is used for certain contracts that are not long-term in nature or when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of both March 31, 2016 and December 31, 2015 the Company had two contracts in progress that were identified as loss contracts, and a provision for loss in the amount of $3 was recorded in other accrued liabilities on the consolidated balance sheets.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At March 31, 2016 and December 31, 2015, unbilled receivables were approximately $9,141 and $7,312, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,459 and $1,858, at March 31, 2016 and December 31, 2015, respectively, and are included in other accrued liabilities on the consolidated balance sheets.
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
New Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this Update simplify the income tax effects, minimum statutory tax withholding requirements and impact of forfeitures related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 will be effective for the Company beginning on January 1, 2017. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the statement.

3.    Available-for-Sale Marketable Securities
At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $14 and $19 and no cost basis at March 31, 2016 and December 31, 2015, respectively.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended March 31, 2016 and 2015.

4.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive (loss) income by component were as follows:

	Three Months Ended
	March 31,
	2016	2015
Foreign currency translation
Balance at beginning of period	$(1,568)	$(471)
Other comprehensive loss:
Foreign currency translation adjustments (1)	429	(161)
Balance at end of period	$(1,139)	$(632)
Available-for-sale marketable securities
Balance at beginning of period	$12	$23
Other comprehensive income:
Net unrealized holding (loss) gain (2)	(3)	—
Deferred income taxes (2)	—	—
Total other comprehensive (loss) income	(3)	—
Balance at end of period	$9	$23
Total accumulated other comprehensive loss	$(1,130)	$(609)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

5.    Treasury Stock
Common stock held in treasury totaled 281,538 and 251,792 with a cost of $1,095 and $1,042 at March 31, 2016 and December 31, 2015, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that have vested since 2012.

6.    Earnings per Share
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three months ended March 31, 2016 and 2015, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Basic weighted-average shares	23,184,000	22,927,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested RSUs	—	—
Diluted weighted-average shares	23,184,000	22,927,000

Fuel Tech had 2,070,000 and 1,851,000 weighted average equity awards outstanding at March 31, 2016 and 2015, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

7.    Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,400,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of March 31, 2016, Fuel Tech had 447,736 shares available for share-based awards under the 2014 Plan.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three month periods ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Stock options and restricted stock units	$461	$272
Tax benefit of stock-based compensation expense	—	(103)
After-tax effect of stock-based compensation	$461	$169
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

Stock option activity for Fuel Tech’s Incentive Plans for the three months ended March 31, 2016 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2016	1,191,125	$10.48
Granted	—	—
Exercised	—	—
Expired or forfeited	(26,000)	10.75
Outstanding on March 31, 2016	1,165,125	$10.47	4.11	$—
Exercisable on March 31, 2016	1,165,125	$10.47	4.11	$—
As of March 31, 2016, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.
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

At March 31, 2016, there is $3,317 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 2.08 years.
A summary of restricted stock unit activity for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2016	1,204,883	$4.21
Granted	845,862	1.84
Forfeited	(132,499)	5.11
Vested	(120,334)	4.67
Unvested restricted stock units at March 31, 2016	1,797,912	$3.00
The fair value of restricted stock that vested during the three month period ending March 31, 2016 was $214, resulting in an expected tax benefit of approximately $82.
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards. In the three-month periods ended March 31, 2016 and 2015, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

8.    Debt Financing
On June 30, 2015, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) to extend the maturity date through June 30, 2017. The total availability under the facility was $15,000 and contained a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility was unsecured, bears interest at a rate of LIBOR plus 300 basis points, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2016 and December 31, 2015, there were no outstanding borrowings on the credit facility.

The Facility contained several debt covenants with which the Company must comply on a quarterly or annual basis. The Facility required a minimum trailing-twelve month EBITDA of $500 for the quarters ending March 31, 2016 and June 30, 2016; Beginning with the fiscal quarter ended September 30, 2016, the Facility required a minimum EBITDA for the trailing twelve-month period then ended of not less than $1,000. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, stock-based compensation expense, and other non-cash items. This covenant was waived by our bank through the period ending December 31, 2015. In addition, the Facility required a minimum working capital requirement of $35,000, starting as of December 31, 2015. Finally, the Facility had an annual capital expenditure limit of $5,000.

On May 9, 2016, the Company amended its existing U.S. Domestic credit facility with JPM Chase such that the financial covenants as set forth in the credit agreement would not be measured for the period ending as of March 31, 2016, and were removed in their entirety from the Facility. The credit availability under the Facility has been reduced from $15,000 to $7,000 with this amendment, and further, JPM Chase's then current Revolving Commitment under the Facility is now secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The amount of credit available to the Company under the Facility will remain at $7,000 from the date of the effective date of the amended facility through May 31, 2016, at which time the credit available to the Company under the Facility will be reduced to $6,000 from June 1, 2016 through July 31, 2016, at which time the credit available to the Company under the Facility will be reduced to $5,000 and remain as such until the Maturity Date of the Facility on June 30, 2017. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and will fully pledge such cash as collateral to the bank to support the credit available to the Company under the Facility.
At March 31, 2016 and December 31, 2015, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $7,105 and $7,803, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2016 and December 31, 2015, there were no cash borrowings under the domestic revolving credit facility. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 26, 2015, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,428), which expires on June 24, 2016. The company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 35 million facility that expired on June 26, 2015. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2016 and December 31, 2015, Beijing Fuel Tech had no cash borrowings under the China Facility. These borrowings were subject to interest rates of approximately 5.4% at March 31, 2016 and 6.8% at December 31, 2015. The Company expects to enter into a similar amendment to reduce availability under the China Facility.
At March 31, 2016 and December 31, 2015, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $171 and $57, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2016 and December 31, 2015, approximately $5,257 and $5,335 was available for future borrowings.
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
Interest payments in the amount of $0 and $27 were made during the three-month period ended March 31, 2016 and 2015.

9.    Business Segment and Geographic Financial Data
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

•
The Fuel Conversion segment represents a new business initiative we commenced in 2014. We acquired intellectual property rights and know-how related to the CARBONITE® fuel conversion process and technology. This process can convert coals of various grades into value-added products that are high in energy content, carbon-rich and less pollutive. This technology has a number of potential applications including certain coal replacement, electric arc furnace (EAF) reductant, ferro-alloy feedstock, absorbent and Hg reduced carbon stock. During 2016, we have been testing and developing the engineered carbon products for specific markets. We are in the process of evaluating the commercialization of these product offerings with prospective customers and considering alternatives. We have earned no significant revenue other than for test products from perspective customers for the three-month period ended March 31, 2016 and 2015.

The “Other” classification includes those profit and loss items not allocated to either reportable segment. There are no inter-segment sales that require elimination.
We evaluate performance and allocates resources based on reviewing gross margin by reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (Note 1 in our annual report on Form 10-K). We do not review assets by reportable segment, but rather, in aggregate for the Company as a whole.

Information about reporting segment net sales and gross margin are provided below:

Three months ended March 31, 2016	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$12,990	$4,832	$—	$—	$17,822
Cost of sales	(9,319)	(2,455)	—	—	(11,774)
Gross margin	3,671	2,377	—	—	6,048
Selling, general and administrative	—	—	—	(7,479)	(7,479)
Research and development	—	—	(687)	(471)	(1,158)
Operating income (loss)	$3,671	$2,377	$(687)	$(7,950)	$(2,589)

Three months ended March 31, 2015	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$6,857	$8,246	$—	$—	$15,103
Cost of sales	(4,321)	(4,116)	—	—	(8,437)
Gross margin	2,536	4,130	—	—	6,666
Selling, general and administrative	—	—	—	(8,203)	(8,203)
Research and development	—	—	(472)	(400)	(872)
Operating income (loss)	$2,536	$4,130	$(472)	$(8,603)	$(2,409)
Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended March 31,
	2016	2015
Revenues:
United States	$14,430	$12,575
Foreign	3,392	2,528
	$17,822	$15,103

	March 31, 2016	December 31, 2015
Assets:
United States	$48,004	$47,437
Foreign	24,775	28,574
	$72,779	$76,011

10.    Contingencies
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
Changes in the warranty liability for the three months March 31, 2016, and 2015, are summarized below:

	Three Months Ended March 31,
	2016	2015
Aggregate product warranty liability at beginning of period	$268	$268
Net aggregate expense (benefit) related to product warranties	(109)	2
Aggregate reductions for payments	—	(2)
Aggregate product warranty liability at end of period	$159	$268

11.    Income Taxes
The Company’s effective tax rate is (7)% and 35% for the three-month periods ended March 31, 2016 and 2015, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 34% for the three-month period ended March 31, 2016 primarily due to a full valuation allowance recorded on our United States deferred tax assets as of December 31, 2015 since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three-month periods ended March 31, 2016 and 2015, respectively.
Fuel Tech had unrecognized tax benefits of $140 as of both March 31, 2016 and December 31, 2015, all of which, if ultimately recognized, will reduce Fuel Tech's annual effective tax rate.

12.    Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with either our APC or Fuel Conversion segment.  At both March 31, 2016 and December 31, 2015, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the three months ended March 31, 2016 and 2015.
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three-month periods ended March 31, 2016 and 2015.

13.    Fair Value Measurements
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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $14 and $19 at March 31, 2016 and December 31, 2015, respectively, and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the three-month periods ended March 31, 2016 and 2015.

14.    Subsequent Event

On May 9, 2016, the Company amended its existing U.S. Domestic credit facility with JPM Chase such that the financial covenants as set forth in the credit agreement would not be measured for the period ending as of March 31, 2016, and were removed in their entirety from the Facility. The credit availability under the Facility has been reduced from $15,000 to $7,000 with this amendment, and further, JPM Chase's then current Revolving Commitment under the Facility is now secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The amount of credit available to the Company under the Facility will remain at $7,000 from the date of the effective date of the amended facility through May 31, 2016, at which time the credit available to the Company under the Facility will be reduced to $6,000 from June 1, 2016 through July 31, 2016, at which time the credit available to the Company under the Facility will be reduced to $5,000 and remain as such until the Maturity Date of the Facility on June 30, 2017. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and will fully pledge such cash as collateral to the bank to support the credit available to the Company under the Facility.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three-months ending March 31, 2016 and 2015 were $17,822 and $15,103, respectively, representing a current year increase of $2,719 or 18%.
The Air Pollution Control (APC) technology segment generated revenues of $12,990 for the three-month period ending March 31, 2016, representing an increase of $6,133 or 89% from the prior year amount of $6,857. The increase in APC revenue was principally related to several new APC projects both domestically and internationally which commenced in mid-to-late 2015 which continued to progress towards completion in the first quarter of 2016.
Consolidated APC backlog at March 31, 2016 was $17,503 versus backlog at December 31, 2015 of $22,185. Our current backlog consists of U.S. domestic projects totaling $10,875 and international projects totaling $6,628.
The FUEL CHEM® technology segment generated revenues of $4,832 for the three-months ended March 31, 2016, representing a decrease of $3,414 or 41% from the three-months ended March 31, 2015 amount of $8,246. This segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than capacity. Further, the mild weather conditions in the United States resulted in soft demand for the three-months ended March 31, 2016.

Consolidated gross margin percentage for the three-months ended March 31, 2016 was 34% , down 10% from the prior year percentage of 44%. The gross margin percentage for the APC technology segment for the current quarter was 28%, down 9% from the prior year percentage of 37%. For the FUEL CHEM technology segment, the gross margin percentage for the current quarter decreased to 49% from 50% in the prior year.

Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2016 was $7,479, which represents a decrease of $724 from the prior year amount of $8,203. This change resulted from a decrease in employee related costs of $810, professional and consulting fees of $178, and travel expenses of $64, offset by an increase in administrative costs associated with our foreign operations of $412, and stock compensation expense of $189. SG&A as a percentage of revenues decreased to 42% in the current year from 54% in the prior year due to various reductions in SG&A.

Research and development expenses for the three months ended March 31, 2016 was $1,158, representing an increase of $286 over the prior year amount of $872. In our Research and development expenses for the three months ended March 31, 2016 were

$687 in expenses pertaining to the development of our Fuel Conversion business, while the remaining expenditures were focused on new product development for our APC and Fuel Chem businesses. We plan to continue focusing on increased research and development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest expense for the three months ended March 31, 2016 and 2015 were $0 and $27. The decrease in interest expense relates to borrowings made under the Beijing Fuel Tech credit facility which was fully repaid during 2015.

Income tax benefit for the three months ended March 31, 2016 and 2015 were $205 and $871, respectively. The Company is projecting a consolidated effective tax rate of (7)% for 2016 which was lower than the federal income tax rate of 34%. The Company's effective tax rate differs from the statutory federal tax rate of 34% for the three-month period ended March 31, 2016 primarily due to a full valuation allowance recorded on our United States deferred tax assets as of December 31, 2015 since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.
Liquidity and Sources of Capital

At March 31, 2016, Fuel Tech had unrestricted cash and cash equivalents and short-term investments on hand of $9,397 (restricted cash of $7,020) and working capital of $30,794 versus $21,703 and $35,865 at December 31, 2015, respectively.

Operating activities used cash of $5,588 during the three-month period ended March 31, 2016. This decrease in cash from operations was due to cash used as a result of our net loss of $2,637, an increase in our accounts receivable of $3,331, and a decrease in accounts payable and accrued expenses of $1,620, offset by cash provided by a decrease in prepaid and other assets of $597, a decrease in inventory of $219, and the effect of non-cash charges of $1,184.

Investing activities used cash of $90 during the three-month period ended March 31, 2016 and related to net cash used for purchases of equipment and patents of $91 offset by proceeds from the sale of equipment of $1.

Financing activities used cash of $7,073 during the three months ended March 31, 2016 as a result of increase in restricted cash of 7,020 and $53 in cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units.

On June 30, 2015, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) to extend the maturity date through June 30, 2017. The total availability under the facility was $15,000 and contained a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility was unsecured, bears interest at a rate of LIBOR plus 300 basis points, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of March 31, 2016 and December 31, 2015, there were no outstanding borrowings on the credit facility.

The Facility contained several debt covenants with which the Company must comply on a quarterly or annual basis. The Facility required a minimum trailing-twelve month EBITDA of $500 for the quarters ending March 31, 2016 and June 30, 2016; Beginning with the fiscal quarter ended September 30, 2016, the Facility required a minimum EBITDA for the trailing twelve-month period then ended of not less than $1,000. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, stock-based compensation expense, and other non-cash items. This covenant was waived by our bank through the period ending December 31, 2015. In addition, the Facility required a minimum working capital requirement of $35,000, starting as of December 31, 2015. Finally, the Facility had an annual capital expenditure limit of $5,000.

On May 9, 2016, the Company amended its existing U.S. Domestic credit facility with JPM Chase such that the financial covenants as set forth in the credit agreement would not be measured for the period ending as of March 31, 2016, and were removed in their entirety from the Facility. The credit availability under the Facility has been reduced from $15,000 to $7,000 with this amendment, and further, JPM Chase's then current Revolving Commitment under the Facility is now secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The amount of credit available to the Company under the Facility will remain at $7,000 from the date of the effective date of the amended facility through May 31, 2016, at which time the credit available to the Company under the Facility will be reduced to $6,000 from June 1, 2016 through July 31, 2016, at which time the credit available to the Company under the Facility will be reduced to $5,000 and remain as such until the Maturity Date of the Facility on June 30, 2017. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and will fully pledge such cash as collateral to the bank to support the credit available to the Company under the Facility.
At March 31, 2016 and December 31, 2015, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $7,105 and $7,803, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At March 31, 2016 and December 31, 2015, there were no cash borrowings under the domestic revolving credit facility. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 26, 2015, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 35 million (approximately $5,428), which expires on June 24, 2016. The company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 35 million facility that expired on June 26, 2015. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2016 and December 31, 2015, Beijing Fuel Tech had no cash borrowings under the China Facility. These borrowings were subject to interest rates of approximately 5.4% at March 31, 2016 and 6.8% at December 31, 2015. The Company expects to enter into a similar amendment to reduce availability under the China Facility.
At March 31, 2016 and December 31, 2015, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $171 and $57, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2016 and December 31, 2015, approximately $5,257 and $5,335 was available for future borrowings.
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

In the opinion of management the liquidity requirements of our APC and FUEL CHEM business segments will be met by our current cash reserves and the operating results generated from these activities.
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 10. There was a reduction of $109 in the warranty liability balance during the three-months ended March 31, 2016 due to an overall reduction in warranty claims based on recent actual warranty claims experienced.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2015 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

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
Fuel Tech is also exposed to changes in interest rates primarily due to its debt facilities (refer to Note 8 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2016.

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

Item 1A.        Risk Factors
The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2015 have not materially changed.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.        Exhibits

a.	Exhibits (all filed herewith)

	10.1	Eighth Amendment to Credit Agreement dated May 9, 2016, between Fuel Tech, Inc. and J.P. Morgan Chase Bank, N.A.

	10.2	Cash Collateral Account Pledge Agreement, dated May 9, 2016, between Fuel Tech, Inc. and J.P. Morgan Chase Bank, N.A.

	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.1	INSXBRL Instance Document

	101.2	SCHXBRL Taxonomy Extension Schema Document

	101.3	CALXBRL Taxonomy Extension Calculation Linkbase Document

	101.4	DEFXBRL Taxonomy Extension Definition Linkbase Document

	101.5	LABXBRL Taxonomy Extension Label Linkbase Document

	101.6	PREXBRL Taxonomy Extension Prevention Linkbase Document

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2016	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)