Form 10-Q
period 2016-06-30
FUEL TECH, INC.
filed 2016-08-09
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 31, 2016 there were outstanding 23,446,035 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the six-month period ended June 30, 2016

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$12,426	$21,684
Restricted cash	7,020	—
Marketable securities	7	19
Accounts receivable, net of allowance for doubtful accounts of $1,894 and $1,772, respectively	22,429	23,060
Inventories	1,498	1,653
Prepaid expenses and other current assets	2,390	3,889
Prepaid income taxes	659	1,857
Deferred income taxes	—	239
Total current assets	46,429	52,401
Property and equipment, net of accumulated depreciation of $24,268 and $23,414, respectively	11,247	12,001
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $8,313 and $7,452, respectively	6,381	7,144
Deferred income taxes	1,205	992
Other assets	1,320	1,357
Total assets	$68,698	$76,011
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	7,267	8,942
Accrued liabilities:
Employee compensation	1,556	1,645
Other accrued liabilities	4,487	5,949
Total current liabilities	13,310	16,536
Other liabilities	503	501
Total liabilities	13,813	17,037
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,800,924 and 23,419,008 shares issued, and 23,446,035, and 23,167,216 shares outstanding, respectively	238	234
Additional paid-in capital	136,429	135,394
Accumulated deficit	(79,398)	(74,132)
Accumulated other comprehensive loss	(1,246)	(1,556)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,214)	(1,042)
Total shareholders’ equity	54,885	58,974
Total liabilities and shareholders’ equity	$68,698	$76,011
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$15,175	$18,683	$32,997	$33,786
Costs and expenses:
Cost of sales	9,595	11,547	21,369	19,984
Selling, general and administrative	6,760	8,400	14,239	16,603
Research and development	1,122	982	2,280	1,854
	17,477	20,929	37,888	38,441
Operating (loss)	(2,302)	(2,246)	(4,891)	(4,655)
Interest expense	—	(3)	—	(30)
Interest income	6	7	16	14
Other expense	(221)	(65)	(484)	(161)
(Loss) before income taxes	(2,517)	(2,307)	(5,359)	(4,832)
Income tax (expense) benefit	(111)	936	94	1,807
Net (loss)	$(2,628)	$(1,371)	$(5,265)	$(3,025)
Net (loss) per common share:
Basic	$(0.11)	$(0.06)	$(0.23)	$(0.13)
Diluted	$(0.11)	$(0.06)	$(0.23)	$(0.13)
Weighted-average number of common shares outstanding:
Basic	23,381,000	23,140,000	23,283,000	23,034,000
Diluted	23,381,000	23,140,000	23,283,000	23,034,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss)	$(2,628)	$(1,371)	$(5,265)	$(3,025)
Other comprehensive income (loss):
Foreign currency translation adjustments	(111)	97	318	(64)
Unrealized (losses) from marketable securities, net of tax	(5)	—	(8)	—
Total other comprehensive income (loss)	(116)	97	310	(64)
Comprehensive (loss)	$(2,744)	$(1,274)	$(4,955)	$(3,089)
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(5,265)	$(3,025)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	926	1,049
Amortization	861	1,075
Loss (Gain) on disposal of equipment	26	(26)
Provision for doubtful accounts	151	—
Deferred income taxes	(10)	(167)
Stock-based compensation	1,041	833
Changes in operating assets and liabilities:
Accounts receivable	173	2,378
Inventories	149	(279)
Prepaid expenses, other current assets and other non-current assets	2,861	183
Accounts payable	(1,630)	1,674
Accrued liabilities and other non-current liabilities	(1,482)	(5,002)
Net cash (used in) operating activities	(2,199)	(1,307)
Investing Activities
Purchases of property, equipment and patents	(302)	(383)
Proceeds from the sale of equipment	1	26
Net cash (used in) investing activities	(301)	(357)
Financing Activities
Change in restricted cash	(7,020)	—
Payments on short-term borrowings	—	(1,636)
Treasury shares withheld	(172)	(252)
Net cash (used in) financing activities	(7,192)	(1,888)
Effect of exchange rate fluctuations on cash	434	(118)
Net decrease in cash and cash equivalents	(9,258)	(3,670)
Cash and cash equivalents at beginning of period	21,684	18,637
Cash and cash equivalents at end of period	$12,426	$14,967
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies
Restricted cash
Restricted cash represents funds that are restricted to satisfy any amount borrowed against the Company's existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. The amount of restricted cash was reduced by $1,000 on July 31, 2016 and became unrestricted cash and cash equivalents. The remaining balance of restricted cash totaling $6,020 will remain through the Maturity Date of the Facility. Refer to Note 8 Debt Financing for further information on the Facility.

Revenue Recognition
Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer.
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. The completed contract method is used for certain contracts that are not long-term in nature or when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of June 30, 2016 and December 31, 2015, the Company had two contracts in progress that were identified as loss contracts, and a provision for loss in the amount of $3 was recorded in other accrued liabilities on the consolidated balance sheets.
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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At June 30, 2016 and December 31, 2015, unbilled receivables were approximately $7,292 and $7,312, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,206 and $1,858, at June 30, 2016 and December 31, 2015, respectively, and are included in other accrued liabilities on the consolidated balance sheets.
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
Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Current accounting principles require an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2016. The Company elected to early adopt ASU 2015-17 prospectively for the interim period beginning in the second quarter of 2016; thus, the prior reporting period was not retrospectively adjusted. See Note 11, Income Taxes, for further discussion.

Recently Issued Accounting Pronouncements

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

3.    Available-for-Sale Marketable Securities
At the time of purchase, marketable securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, and liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (OCI). Our marketable securities consist of a single equity investment with a fair value of $7 and $19 and no cost basis at June 30, 2016 and December 31, 2015, respectively.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in other income/(expense) in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine if there have been any events or circumstances to indicate whether a security with an unrealized loss is impaired on an other-than-temporary (OTTI) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security. We have not experienced any other-than-temporary impairments during the periods ended June 30, 2016 and 2015.

4.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Foreign currency translation
Balance at beginning of period	$(1,139)	$(632)	$(1,568)	$(471)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(111)	97	318	(64)
Balance at end of period	$(1,250)	$(535)	$(1,250)	$(535)
Available-for-sale marketable securities
Balance at beginning of period	$9	$23	$12	$23
Other comprehensive income:
Net unrealized holding (loss) gain (2)	(5)	—	(8)	—
Deferred income taxes (2)	—	—		—
Total other comprehensive (loss) income	(5)	—	(8)	—
Balance at end of period	$4	$23	$4	$23
Total accumulated other comprehensive loss	$(1,246)	$(512)	$(1,246)	$(512)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

5.    Treasury Stock
Common stock held in treasury totaled 354,889 and 251,792 with a cost of $1,214 and $1,042 at June 30, 2016 and December 31, 2015, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that have vested since 2012.

6.    Earnings per Share
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three and six months ended June 30, 2016 and 2015, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and six month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted-average shares	23,381,000	23,140,000	23,283,000	23,034,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	—	—	—	—
Diluted weighted-average shares	23,381,000	23,140,000	23,283,000	23,034,000

Fuel Tech had 2,149,000 and 1,895,000 weighted average equity awards outstanding at June 30, 2016 and 2015, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

7.    Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,400,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of June 30, 2016, Fuel Tech had 594,208 shares available for share-based awards under the 2014 Plan.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three and six month periods ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options and restricted stock units	$580	$561	$1,041	$833
Tax benefit of stock-based compensation expense	—	(217)	—	(320)
After-tax effect of stock-based compensation	$580	$344	$1,041	$513
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

Stock option activity for Fuel Tech’s Incentive Plans for the six months ended June 30, 2016 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2016	1,191,125	$10.48
Granted	81,000	1.58
Exercised	—	—
Expired or forfeited	(150,375)	15.79
Outstanding on June 30, 2016	1,121,750	$9.12	4.74	$—
Exercisable on June 30, 2016	1,121,750	$9.12	4.74	$—
As of June 30, 2016, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.
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
At June 30, 2016, there is $2,837 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 1.88 years.
A summary of restricted stock unit activity for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2016	1,204,883	$4.21
Granted	845,862	1.88
Forfeited	(132,499)	5.11
Vested	(381,916)	4.36
Unvested restricted stock units at June 30, 2016	1,536,330	$2.81
The fair value of restricted stock that vested during the six month period ending June 30, 2016 was $644.
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards. In the six-month periods ended June 30, 2016 and 2015, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

8.    Debt Financing
On June 30, 2015, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) to extend the maturity date through June 30, 2017. The total availability under the facility was $15,000 and contained a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility was unsecured, bears interest at a rate of LIBOR plus 300 basis points, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of June 30, 2016 and December 31, 2015, there were no outstanding borrowings on the credit facility.

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

On May 9, 2016, the Company amended its existing U.S. Domestic credit facility with JPM Chase such that the financial covenants as set forth in the credit agreement would not be measured for the period ending as of March 31, 2016, and were removed in their entirety from the Facility. The credit availability under the Facility has been reduced from $15,000 to $7,000 with this amendment, and further, JPM Chase's then current Revolving Commitment under the Facility is now secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The amount of credit available to the Company under the Facility was $7,000 from the date of the effective date of the amended facility through May 31, 2016, at which time the credit available to the Company under the Facility was reduced to $6,000 from June 1, 2016 through July 31, 2016, at which time the credit available to the Company under the Facility was reduced to $5,000 and will remain as such until the Maturity Date of the Facility on June 30, 2017. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and will fully pledge such cash as collateral to the bank to support the credit available to the Company under the Facility.

At June 30, 2016 and December 31, 2015, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $5,012 and $7,803, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2016 and December 31, 2015, there were no cash borrowings under the domestic revolving credit facility. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. At June 30, 2016 and December 31, 2015, approximately $988 and $7,197 was available for future borrowings under the Facility.
On June 24, 2016, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $979), which expires on June 23, 2017. The Company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 35 million facility that expired on June 24, 2016. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2016 and December 31, 2015, Beijing Fuel Tech had no cash borrowings under the China Facility.
At June 30, 2016 and December 31, 2015, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $103 and $57, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At June 30, 2016 and December 31, 2015, approximately $876 and $5,335 was available for future borrowings.
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
Interest payments in the amount of $0 and $30 were made during the six-month period ended June 30, 2016 and 2015, and $0 and $3 for the three-month periods then ended.

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

•
The Fuel Conversion segment represents a new business initiative we commenced in 2014. We acquired intellectual property rights and know-how related to the CARBONITE® fuel conversion process and technology. This process can convert coals of various grades into value-added products that are high in energy content, carbon-rich and less pollutive. This technology has a number of potential applications including certain coal replacement, electric arc furnace (EAF) reductant, ferro-alloy feedstock, absorbent and Hg reduced carbon stock. During 2015 and 2016, we have been testing and developing the engineered carbon products for specific markets. We are in the process of evaluating the commercialization of these product offerings with prospective customers and considering alternatives. We have earned no significant revenue other than for test products from perspective customers for the six-month period ended June 30, 2016 and 2015.

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
Information about reporting segment net sales and gross margin are provided below:

Three months ended June 30, 2016	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$10,031	$5,144	$—	$—	$15,175
Cost of sales	(7,152)	(2,443)	—	—	(9,595)
Gross margin	2,879	2,701	—	—	5,580
Selling, general and administrative	—	—	—	(6,760)	(6,760)
Research and development	—	—	(827)	(295)	(1,122)
Operating income (loss)	$2,879	$2,701	$(827)	$(7,055)	$(2,302)

Three months ended June 30, 2015	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$11,087	$7,596	$—	$—	$18,683
Cost of sales	(7,769)	(3,778)	—	—	(11,547)
Gross margin	3,318	3,818	—	—	7,136
Selling, general and administrative	—	—	—	(8,400)	(8,400)
Research and development	—	—	(629)	(353)	(982)
Operating income (loss)	$3,318	$3,818	$(629)	$(8,753)	$(2,246)

Six months ended June 30, 2016	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$23,021	$9,976	$—	$—	$32,997
Cost of sales	(16,471)	(4,898)	—	—	(21,369)
Gross margin	6,550	5,078	—	—	11,628
Selling, general and administrative	—	—	—	(14,239)	(14,239)
Research and development	—	—	(1,514)	(766)	(2,280)
Operating income (loss)	$6,550	$5,078	$(1,514)	$(15,005)	$(4,891)

Six months ended June 30, 2015	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$17,944	$15,842	$—	$—	$33,786
Cost of sales	(12,090)	(7,894)	—	—	(19,984)
Gross margin	5,854	7,948	—	—	13,802
Selling, general and administrative	—	—	—	(16,603)	(16,603)
Research and development	—	—	(1,101)	(753)	(1,854)
Operating income (loss)	$5,854	$7,948	$(1,101)	$(17,356)	$(4,655)

Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
United States	$12,255	$11,901	$26,685	$24,476
Foreign	2,920	6,782	6,312	9,310
	$15,175	$18,683	$32,997	$33,786

	June 30, 2016	December 31, 2015
Assets:
United States	$46,093	$47,437
Foreign	22,605	28,574
	$68,698	$76,011

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
Changes in the warranty liability for the six months June 30, 2016 and 2015, are summarized below:

	Six Months Ended June 30,
	2016	2015
Aggregate product warranty liability at beginning of period	$268	$268
Net aggregate expense (benefit) related to product warranties	(109)	8
Aggregate reductions for payments	—	(8)
Aggregate product warranty liability at end of period	$159	$268

11.    Income Taxes
The Company’s effective tax rate is 2% and 37% for the six-month periods ended June 30, 2016 and 2015, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 34% for the three-month period ended June 30, 2016 primarily due to a full valuation allowance recorded on our United States deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three-month periods ended June 30, 2016 and 2015, respectively.
Fuel Tech had unrecognized tax benefits of $140 as of both June 30, 2016 and December 31, 2015, all of which, if ultimately recognized, will reduce Fuel Tech's annual effective tax rate.
Effective beginning April 1, 2016, Fuel Tech prospectively adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" and as a result classified all deferred tax assets and liabilities as non-current.

12.    Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC or Fuel Conversion segments.

At both June 30, 2016 and December 31, 2015, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the six months ended June 30, 2016 and 2015.
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the six-month periods ended June 30, 2016 and 2015.

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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets of liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $7 and $19 at June 30, 2016 and December 31, 2015, respectively, and was determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the six-month periods ended June 30, 2016 and 2015.

14.    Subsequent Events
In July 2016, the Company reduced its workforce to better align its organizational infrastructure to its revised operating plans. The Company expects to record a charge of approximately $1,000 in the third quarter of 2016 in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three- and six- month periods ending June 30, 2016 and 2015 were $15,175 and $18,683, and $32,997 and $33,786 respectively, representing decreases of 19% and 2% versus the same periods last year.

The Air Pollution Control (APC) technology segment generated revenues of $10,031 and $23,021 for the three- and six-month periods ending June 30, 2016, respectively, a decrease of $1,056 or 10%, and an increase of $5,077 or 28% from the prior period amounts of $11,087 and $17,944, respectively.
Consolidated APC backlog at June 30, 2016 was $11,598 versus backlog at December 31, 2015 of $22,185. Our current backlog consists of U.S. domestic projects totaling $6,459 and international projects totaling $5,139.
The FUEL CHEM® technology segment generated revenues of $5,144 and $9,976 for the three- and six-months ended June 30, 2016, respectively. For the three-month period this represents a decrease of $2,452 or 32% versus the prior year amount of $7,596. For the six-month period ended June 30, 2016 this represents a decrease of $5,866 or 37% compared to the prior year period amount of $15,842.
This segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than capacity.

Consolidated gross margin percentage for the three-month periods ended June 30, 2016 and 2015 decreased to 37% from 38%, and was 35% and 41% for the six-month periods then ended. The gross margin percentage for the APC technology segment for the three-month periods ended June 30, 2016 and 2015 was 29% and 30%, respectively, and was 28% and 33% for the six-month periods ended June 30, 2016 and 2015, respectively. For the FUEL CHEM technology segment, the gross margin percentage increased to 53% from 50% in the three-month periods ending June 30, 2016. For the six-month periods, the gross margin percentage for the FUEL CHEM technology segment increased to 51% from 50% compared to the prior-year period.

Selling, general and administrative expenses (SG&A) for the three- and six-month periods ended June 30, 2016 were $6,760 and $14,239, respectively, and for the same periods in 2015 were $8,400 and $16,603, respectively. For the three-month period ended June 30, 2016 this represents a decrease of $1,640, which was primarily the result of decreases in employee related costs of $1,224, professional and consulting services of $507, and other administrative expenses of $39, partially offset by increases in administrative costs associated with our foreign operations of $130. SG&A for the six month period ended June 30, 2016 decreased by $2,364, which was primarily the result of decreases in employee related costs of $1,866, professional and consulting services of $693, and other administrative expenses of $343, partially offset by increases in administrative costs associated with our foreign operations of $538. SG&A as a percentage of revenues was 45% in both the three-month periods, and it decreased to 43% from 49% in the six-month periods ending June 30, 2016 and 2015, respectively. The decrease in SG&A percentage for the six-month period is attributed to lower SG&A expenses in the current period compared to the prior periods.

Research and development expenses for the three- and six-month periods ended June 30, 2016 and 2015 were $1,122 and $982, and $2,280 and $1,854, respectively. In our Research and development expenses for the three- and six-month periods ended June 30, 2016 and 2015 were $827 and $629 and $1,514 and $1,101, respectively, in expenses pertaining to the development of our Fuel Conversion business, while the remaining expenditures were focused on new product development for our APC and Fuel Chem businesses. We plan to continue focusing on increased research and development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest expense for the three- and six-month periods ended June 30, 2016 and 2015 were $0 and $3, and $0 and $30, respectively. The decrease in interest expense relates to borrowings made under the Beijing Fuel Tech credit facility which was fully repaid during 2015.

Income tax (expense) benefit for the three- and six-month periods ended June 30, 2016 and 2015 were $(111) and $936, and $94 and $1,807, respectively. The Company is projecting a consolidated effective tax rate of (7)% for 2016 which was lower than the federal income tax rate of 34%. The Company's effective tax rate differs from the statutory federal tax rate of 34% for the three- and six-month periods ended June 30, 2016 primarily due to a full valuation allowance recorded on our United States deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.
Liquidity and Sources of Capital

At June 30, 2016, Fuel Tech had unrestricted cash and cash equivalents and short-term investments on hand of $12,433 (restricted cash of $7,020) and working capital of $33,119 versus $21,703 and $35,865 at December 31, 2015, respectively.

Operating activities used cash of $2,199 during the six-month period ended June 30, 2016. This decrease in cash from operations was due to cash used as a result of our net loss of $5,265 and a decrease in accounts payable and accrued expenses of $3,112, offset by cash provided by a decrease in prepaid and other assets of $2,861, a decrease in our accounts receivable of $173, a decrease in inventory of $149, and the effect of non-cash charges of $2,995.

Investing activities used cash of $301 during the six-month period ended June 30, 2016 and related to net cash used for purchases of equipment and patents of $302 offset by proceeds from the sale of equipment of $1.

Financing activities used cash of $7,192 as a result of $7,020 increase in restricted cash, and $172 in cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units.

On June 30, 2015, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) to extend the maturity date through June 30, 2017. The total availability under the facility was $15,000 and contained a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility was unsecured, bears interest at a rate of LIBOR plus 300 basis points, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of June 30, 2016 and December 31, 2015, there were no outstanding borrowings on the credit facility.

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

On May 9, 2016, the Company amended its existing U.S. Domestic credit facility with JPM Chase such that the financial covenants as set forth in the credit agreement would not be measured for the period ending as of March 31, 2016, and were removed in their entirety from the Facility. The credit availability under the Facility has been reduced from $15,000 to $7,000 with this amendment, and further, JPM Chase's then current Revolving Commitment under the Facility is now secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The amount of credit available to the Company under the Facility was $7,000 from the date of the effective date of the amended facility through May 31, 2016, at which time the credit available to the Company under the Facility was reduced to $6,000 from June 1, 2016 through July 31, 2016, at which time the credit available to the Company under the Facility was reduced to $5,000 and will remain as such until the Maturity Date of the Facility on June 30, 2017. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and will fully pledge such cash as collateral to the bank to support the credit available to the Company under the Facility.
At June 30, 2016 and December 31, 2015, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $5,012 and $7,803, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2016 and December 31, 2015, there were no cash borrowings under the domestic revolving credit facility. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 24, 2016, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $979), which expires on June 23, 2017. The company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 35 million facility that expired on June 24, 2016. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2016 and December 31, 2015, Beijing Fuel Tech had no cash borrowings under the China Facility.
At June 30, 2016 and December 31, 2015, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $103 and $57, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At June 30, 2016 and December 31, 2015, approximately $876 and $5,335 was available for future borrowings.

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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 10. There was a reduction of $109 in the warranty liability balance during the six-months ended June 30, 2016 due to an overall reduction in warranty claims based on recent actual warranty claims experienced.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.        Exhibits

a.	Exhibits (all filed herewith)

	10.1	Cash Collateral Account Pledge Agreement, dated May 27, 2016, between Fuel Tech, Inc. and J.P. Morgan Chase Bank, N.A.

	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.1	INSXBRL Instance Document

	101.2	SCHXBRL Taxonomy Extension Schema Document

	101.3	CALXBRL Taxonomy Extension Calculation Linkbase Document

	101.4	DEFXBRL Taxonomy Extension Definition Linkbase Document

	101.5	LABXBRL Taxonomy Extension Label Linkbase Document

	101.6	PREXBRL Taxonomy Extension Prevention Linkbase Document

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2016	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)