Form 10-Q
period 2016-09-30
FUEL TECH, INC.
filed 2016-11-08
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 31, 2016 there were outstanding 23,446,035 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the nine-month period ended September 30, 2016

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$13,332	$21,684
Restricted cash	6,020	—
Marketable securities	15	19
Accounts receivable, net of allowance for doubtful accounts of $1,890 and $1,772, respectively	19,804	23,060
Inventories	992	1,653
Prepaid expenses and other current assets	2,473	3,889
Prepaid income taxes	733	1,857
Deferred income taxes	—	239
Total current assets	43,369	52,401
Property and equipment, net of accumulated depreciation of $24,172 and $23,414, respectively	10,889	12,001
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $8,736 and $7,452, respectively	6,000	7,144
Deferred income taxes	1,198	992
Other assets	1,259	1,357
Total assets	$64,831	$76,011
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	5,802	8,942
Accrued liabilities:
Employee compensation	1,879	1,645
Other accrued liabilities	4,341	5,949
Total current liabilities	12,022	16,536
Other liabilities	401	501
Total liabilities	12,423	17,037
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,800,924 and 23,419,008 shares issued, and 23,446,035, and 23,167,216 shares outstanding, respectively	238	234
Additional paid-in capital	136,909	135,394
Accumulated deficit	(82,416)	(74,132)
Accumulated other comprehensive loss	(1,185)	(1,556)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,214)	(1,042)
Total shareholders’ equity	52,408	58,974
Total liabilities and shareholders’ equity	$64,831	$76,011
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$12,596	$21,677	$45,593	$55,463
Costs and expenses:
Cost of sales	7,281	13,829	28,650	33,813
Selling, general and administrative	5,789	7,122	19,711	23,490
Restructuring charge	1,108	—	1,425	235
Research and development	1,302	1,521	3,582	3,375
	15,480	22,472	53,368	60,913
Operating (loss)	(2,884)	(795)	(7,775)	(5,450)
Interest expense	—	—	—	(30)
Interest income	5	3	21	17
Other expense	(254)	(100)	(738)	(261)
(Loss) before income taxes	(3,133)	(892)	(8,492)	(5,724)
Income tax benefit	114	603	208	2,410
Net (loss)	$(3,019)	$(289)	$(8,284)	$(3,314)
Net (loss) per common share:
Basic	$(0.13)	$(0.01)	$(0.35)	$(0.14)
Diluted	$(0.13)	$(0.01)	$(0.35)	$(0.14)
Weighted-average number of common shares outstanding:
Basic	23,446,000	23,167,000	23,337,000	23,079,000
Diluted	23,446,000	23,167,000	23,337,000	23,079,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss)	$(3,019)	$(289)	$(8,284)	$(3,314)
Other comprehensive income (loss):
Foreign currency translation adjustments	57	(642)	375	(706)
Unrealized gains (losses) from marketable securities, net of tax	4	(3)	(4)	(3)
Total other comprehensive income (loss)	61	(645)	371	(709)
Comprehensive (loss)	$(2,958)	$(934)	$(7,913)	$(4,023)
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(8,284)	$(3,314)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,359	1,560
Amortization	1,285	1,607
Loss (Gain) on disposal of equipment	59	(26)
Provision for doubtful accounts, net of recoveries	151	(43)
Deferred income taxes	(11)	(834)
Stock-based compensation	1,520	1,320
Changes in operating assets and liabilities:
Accounts receivable	2,764	1,958
Inventories	654	(331)
Prepaid expenses, other current assets and other non-current assets	2,766	313
Accounts payable	(3,083)	896
Accrued liabilities and other non-current liabilities	(1,362)	(4,180)
Net cash (used in) operating activities	(2,182)	(1,074)
Investing Activities
Purchases of property, equipment and patents	(453)	(523)
Proceeds from the sale of equipment	2	26
Net cash (used in) investing activities	(451)	(497)
Financing Activities
Change in restricted cash	(6,020)	—
Payments on short-term borrowings	—	(1,623)
Treasury shares withheld	(172)	(252)
Net cash (used in) financing activities	(6,192)	(1,875)
Effect of exchange rate fluctuations on cash	473	(793)
Net decrease in cash and cash equivalents	(8,352)	(4,239)
Cash and cash equivalents at beginning of period	21,684	18,637
Cash and cash equivalents at end of period	$13,332	$14,398
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.
Reclassifications
Certain reclassifications to prior year amounts have been made in the consolidated financial statements to conform to the current period presentation. In the third quarter of 2016, the Company concluded that it was appropriate to separately present restructuring charges in the Consolidated Statements of Operations. Accordingly, the corresponding reclassifications have also been made to the Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At September 30, 2016 and December 31, 2015, unbilled receivables were approximately $8,042 and $7,312, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,168 and $1,858, at September 30, 2016 and December 31, 2015, respectively, and are included in other accrued liabilities on the consolidated balance sheets.
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

3.    Restructuring Activities

In July 2016, the Company reduced its workforce to better align its organizational infrastructure to its revised operating plans. The Company recorded a charge of $1,108 in the third quarter of 2016 in connection with the workforce reduction. The charge consisted primarily of one-time severance payments and benefit continuation costs. In addition, the Company incurred restructuring charges of $317 for the three-months ended March 31, 2016 to further reduce its organizational infrastructure. Further, the Company incurred restructuring charges of $235 for the three-months ended June 30, 2015. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities" line of the consolidated balance sheets for the three- and nine-months ending September 30, 2016 and 2015:

	Three Months Ended
	2016	2015
Restructuring liability at June 30,	$—	$—
Amounts expensed	1,108	—
Amounts paid	(616)	—
Restructuring liability at September 30,	$492	$—

	Nine Months Ended
	2016	2015
Restructuring liability at January 1,	$—	$—
Amounts expensed	1,425	235
Amounts paid	(933)	(235)
Restructuring liability at September 30,	$492	$—

4.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Foreign currency translation
Balance at beginning of period	$(1,250)	$(535)	$(1,568)	$(471)
Other comprehensive loss:
Foreign currency translation adjustments (1)	57	(642)	375	(706)
Balance at end of period	$(1,193)	$(1,177)	$(1,193)	$(1,177)
Available-for-sale marketable securities
Balance at beginning of period	$4	$23	$12	$23
Other comprehensive income:
Net unrealized holding (loss) gain (2)	4	(3)	(4)	(3)
Deferred income taxes (2)	—	—	—	—
Total other comprehensive (loss) income	4	(3)	(4)	(3)
Balance at end of period	$8	$20	$8	$20
Total accumulated other comprehensive loss	$(1,185)	$(1,157)	$(1,185)	$(1,157)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

5.    Treasury Stock
Common stock held in treasury totaled 354,889 and 251,792 with a cost of $1,214 and $1,042 at September 30, 2016 and December 31, 2015, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that have vested since 2012.

6.    Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three and nine months ended September 30, 2016 and 2015, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted-average shares	23,446,000	23,167,000	23,337,000	23,079,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	—	—	—	—
Diluted weighted-average shares	23,446,000	23,167,000	23,337,000	23,079,000

Fuel Tech had 2,076,000 and 2,264,000 weighted average equity awards outstanding at September 30, 2016 and 2015, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

7.    Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,400,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of September 30, 2016, Fuel Tech had 684,658 shares available for share-based awards under the 2014 Plan.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three and nine month periods ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options and restricted stock units	$479	$487	$1,520	$1,320
Tax benefit of stock-based compensation expense	—	(188)	—	(508)
After-tax effect of stock-based compensation	$479	$299	$1,520	$812
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

Stock option activity for Fuel Tech’s Incentive Plans for the nine months ended September 30, 2016 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2016	1,191,125	$10.48
Granted	81,000	1.58
Exercised	—	—
Expired or forfeited	(200,375)	16.39
Outstanding on September 30, 2016	1,071,750	$8.70	4.69	$—
Exercisable on September 30, 2016	1,071,750	$8.70	4.69	$—
As of September 30, 2016, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.
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

At September 30, 2016, there is $2,345 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 1.70 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2016	1,204,883	$4.21
Granted	845,862	1.88
Forfeited	(172,949)	4.58
Vested	(381,916)	4.36
Unvested restricted stock units at September 30, 2016	1,495,880	$2.81
The fair value of restricted stock that vested during the nine month period ending September 30, 2016 was $644.
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards. In the nine-month periods ended September 30, 2016 and 2015, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

8.    Debt Financing
On June 30, 2015, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) to extend the maturity date through June 30, 2017. The total availability under the facility was $15,000 and contained a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility was unsecured, bears interest at a rate of LIBOR plus 300 basis points, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2016 and December 31, 2015, there were no outstanding borrowings on the credit facility.

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

On May 9, 2016, the Company amended its existing U.S. Domestic credit facility with JPM Chase such that the financial covenants as set forth in the credit agreement would not be measured for the period ending as of March 31, 2016, and were removed in their entirety from the Facility. The credit availability under the Facility has been reduced from $15,000 to $7,000 with this amendment, and further, JPM Chase's then current Revolving Commitment under the Facility is now secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The amount of credit available to the Company under the Facility was $7,000 from the date of the effective date of the amended facility through May 31, 2016, at which time the credit available to the Company under the Facility was reduced to $6,000 from June 1, 2016 through July 31, 2016, at which time the credit available to the Company under the Facility was reduced to $5,000 and will remain as such until the Maturity Date of the Facility on June 30, 2017. The Company intends to renew the U.S. Domestic credit facility at its maturity. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and will fully pledge such cash as collateral to the bank to support the credit available to the Company under the Facility.
At September 30, 2016 and December 31, 2015, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $3,316 and $7,803, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At September 30, 2016 and December 31, 2015, there were no cash borrowings under the domestic revolving credit facility. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. At September 30, 2016 and December 31, 2015, approximately $2,684 and $7,197 was available for future borrowings under the Facility.
On June 24, 2016, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $975), which expires on June 23, 2017. The Company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 35 million facility that expired on June 24, 2016. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2016 and December 31, 2015, Beijing Fuel Tech had no cash borrowings under the China Facility.
At September 30, 2016 and December 31, 2015, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $179 and $57, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At September 30, 2016 and December 31, 2015, approximately $796 and $5,335 was available for future borrowings.
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
Interest payments in the amount of $0 and $30 were made during the nine-month periods ended September 30, 2016 and 2015, and $0 for the three-month periods then ended.

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

•
The Fuel Conversion segment represents a new business initiative we commenced in 2014. We acquired intellectual property rights and know-how related to the CARBONITE® fuel conversion process and technology. This process can convert coals of various grades into value-added products that are high in energy content, carbon-rich and less pollutive. This technology has a number of potential applications including certain coal replacement, electric arc furnace (EAF) reductant, ferro-alloy feedstock, absorbent and Hg reduced carbon stock. During 2015 and 2016, we have been testing and developing the engineered carbon products for specific markets. We are in the process of evaluating the commercialization of these product offerings with prospective customers and considering alternatives. We have earned no significant revenue other than for test products from perspective customers for the nine-month period ended September 30, 2016 and 2015.

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

Information about reporting segment net sales and gross margin are provided below:

Three months ended September 30, 2016	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$6,042	$6,554	$—	$—	$12,596
Cost of sales	(4,233)	(3,048)	—	—	(7,281)
Gross margin	1,809	3,506	—	—	5,315
Selling, general and administrative	—	—	—	(5,789)	(5,789)
Restructuring charge	(373)	(735)	—	—	(1,108)
Research and development	—	—	(630)	(672)	(1,302)
Operating income (loss)	$1,436	$2,771	$(630)	$(6,461)	$(2,884)

Three months ended September 30, 2015	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$13,078	$8,599	$—	$—	$21,677
Cost of sales	(10,021)	(3,808)	—	—	(13,829)
Gross margin	3,057	4,791	—	—	7,848
Selling, general and administrative	—	—	—	(7,122)	(7,122)
Restructuring charge	—	—	—	—	—
Research and development	—	—	(1,111)	(410)	(1,521)
Operating income (loss)	$3,057	$4,791	$(1,111)	$(7,532)	$(795)

Nine months ended September 30, 2016	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$29,063	$16,530	$—	$—	$45,593
Cost of sales	(20,704)	(7,946)	—	—	(28,650)
Gross margin	8,359	8,584	—	—	16,943
Selling, general and administrative	—	—	—	(19,711)	(19,711)
Restructuring charge	(537)	(888)	—	—	(1,425)
Research and development	—	—	(2,144)	(1,438)	(3,582)
Operating income (loss)	$7,822	$7,696	$(2,144)	$(21,149)	$(7,775)

Nine months ended September 30, 2015	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$31,022	$24,441	$—	$—	$55,463
Cost of sales	(22,111)	(11,702)	—	—	(33,813)
Gross margin	8,911	12,739	—	—	21,650
Selling, general and administrative	—	—	—	(23,490)	(23,490)
Restructuring charge	(179)	(56)	—	—	(235)
Research and development	—	—	(2,212)	(1,163)	(3,375)
Operating income (loss)	$8,732	$12,683	$(2,212)	$(24,653)	$(5,450)
Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
United States	$9,838	$13,665	$36,523	$38,141
Foreign	2,758	8,012	9,070	17,322
	$12,596	$21,677	$45,593	$55,463

	September 30, 2016	December 31, 2015
Assets:
United States	$42,938	$47,437
Foreign	21,893	28,574
	$64,831	$76,011

10.    Contingencies
Fuel Tech is subject to various claims and contingencies related to, among other things, workers compensation, general liability (including product liability), and lawsuits. The Company records liabilities where a contingent loss is probable and can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred.
During the second quarter of 2016, the Company received a notice from a contractor that performed installation work on one of the Company's APC projects regarding $3.9 million in purported expenses beyond the contractually agreed cap on expenses. We believe that the claims alleged with regards to the additional expenses are without merit, and we intend to vigorously defend against them. The Company did not accrue an amount as of September 30, 2016 related to the alleged claims. As of September 30, 2016, the Company initiated the process, as required by the Company's contract with the subcontractor, to submit the dispute into mediation. If the parties are not able to agree upon terms within the mediation phase, the Company would seek resolution to the matter in court. A future adverse ruling or settlement could result in charges that could have a material adverse effect on the company's consolidated balance sheet, results of operations or cash flows in the period in which they are recorded.
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
Changes in the warranty liability for the nine months September 30, 2016 and 2015, are summarized below:

	Nine Months Ended September 30,
	2016	2015
Aggregate product warranty liability at beginning of period	$268	$268
Net aggregate expense (benefit) related to product warranties	(109)	8
Aggregate reductions for payments	—	(8)
Aggregate product warranty liability at end of period	$159	$268

11.    Income Taxes
The Company’s effective tax rate is 2% and 42% for the nine-month periods ended September 30, 2016 and 2015, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 34% for the nine-month period ended September 30, 2016 primarily due to a full valuation allowance recorded on our United States deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three-month periods ended September 30, 2016 and 2015, respectively.
Fuel Tech had unrecognized tax benefits of $37 and $140 as of September 30, 2016 and December 31, 2015 respectively, all of which, if ultimately recognized, will reduce Fuel Tech's annual effective tax rate.

Effective beginning April 1, 2016, Fuel Tech prospectively adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" and as a result classified all deferred tax assets and liabilities as non-current.

12.    Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC or Fuel Conversion segments.  At both September 30, 2016 and December 31, 2015, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the three and nine months ended September 30, 2016 and 2015.
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three and nine-month periods ended September 30, 2016 and 2015.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three- and nine- month periods ending September 30, 2016 and 2015 were $12,596 and $21,677, and $45,593 and $55,463 respectively, representing decreases of 42% and 18% versus the same periods last year.
The Air Pollution Control (APC) technology segment generated revenues of $6,042 and $29,063 for the three- and nine-month periods ending September 30, 2016, respectively, a decrease of $7,036 or 54%, and a decrease of $1,959 or 6% from the prior period amounts of $13,078 and $31,022, respectively.
Consolidated APC backlog at September 30, 2016 was $10,537 versus backlog at December 31, 2015 of $22,185. Our current backlog consists of U.S. domestic projects totaling $5,706 and international projects totaling $4,831.
The FUEL CHEM® technology segment generated revenues of $6,554 and $16,530 for the three- and nine-months ended September 30, 2016, respectively. For the three-month period this represents a decrease of $2,045 or 24% versus the prior year amount of $8,599. For the nine-month period ended September 30, 2016 this represents a decrease of $7,911 or 32% compared to the prior year period amount of $24,441.
This segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than capacity.

Consolidated gross margin percentage for the three-month periods ended September 30, 2016 and 2015 increased to 42% from 36%, and was 37% and 39% for the nine-month periods then ended. The gross margin percentage for the APC technology segment for the three-month periods ended September 30, 2016 and 2015 was 30% and 23%, respectively, and was 29% for each of the nine-month periods ended September 30, 2016 and 2015. For the FUEL CHEM technology segment, the gross margin percentage decreased to 53% from 56% in the three-month periods ending September 30, 2016. For both the nine-month periods, the gross margin percentage for the FUEL CHEM technology segment was 52% .

Selling, general and administrative expenses (SG&A) for the three- and nine-month periods ended September 30, 2016 were $5,789 and $19,711, respectively, and for the same periods in 2015 were $7,122 and $23,490, respectively. For the three-month period ended September 30, 2016 this represents a decrease of $1,333, which was primarily the result of decreases in administrative costs associated with our domestic and foreign operations of $1,530, professional and consulting services of $120, and other administrative expenses of $321, partially offset by increases in employee related costs of $638. SG&A for the nine month period ended September 30, 2016 decreased by $3,779, which was primarily the result of decreases in employee related costs of $2,658, professional and consulting services of $574, and other administrative expenses of $663, partially offset by increases in administrative costs associated with our foreign operations of $116. SG&A as a percentage of revenues for the three-month periods ended September 30, 2016 and 2015 increased to 46% from 33%, and was 43% and 42% for the nine-month periods then ended. The increase in SG&A percentage for the three- and nine-month periods is attributed to the decrease in revenues due to soft electric demand and low natural gas prices. For further information related to restructuring, refer to Note 3 - Restructuring Activities.

In July 2016, the Company reduced its workforce to better align its organizational infrastructure to its revised operating plans. The Company recorded a charge of $1,108 in the third quarter of 2016 in connection with the workforce reduction which primarily consisted of one-time severance payments and benefit continuation costs. The segment impacts of the total restructuring charge is as follows: APC charges of approximately $373 and Fuel Chem charges of approximately $735.

Research and development expenses for the three- and nine-month periods ended September 30, 2016 and 2015 were $1,302 and $1,521, and $3,582 and $3,375, respectively. In our Research and development expenses for the three- and nine-month periods ended September 30, 2016 and 2015 were $630 and $1,111 and $2,144 and $2,212, respectively, in expenses pertaining to the development of our Fuel Conversion business, while the remaining expenditures were focused on new product development for our APC and Fuel Chem businesses. We plan to continue focusing on increased research and development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Income tax benefit for the three- and nine-month periods ended September 30, 2016 and 2015 were $114 and $603, and $208 and $2,410, respectively. The Company is projecting a consolidated effective tax rate of (7)% for 2016 which was lower than the federal income tax rate of 34%. The Company's effective tax rate differs from the statutory federal tax rate of 34% for the three- and nine-month periods ended September 30, 2016 primarily due to a full valuation allowance recorded on our United States deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.
Liquidity and Sources of Capital

At September 30, 2016, Fuel Tech had unrestricted cash and cash equivalents and short-term investments on hand of $13,347 (restricted cash of $6,020) and working capital of $31,347 versus $21,703 and $35,865 at December 31, 2015, respectively.

Operating activities used cash of $2,182 during the nine-month period ended September 30, 2016. This decrease in cash from operations was due to cash used as a result of our net loss of $8,284 and a decrease in accounts payable and accrued expenses of $4,445, offset by cash provided by a decrease in prepaid and other assets of $2,766, a decrease in our accounts receivable of $2,764, a decrease in inventory of $654, and the effect of non-cash charges of $4,363.

Investing activities used cash of $451 during the nine-month period ended September 30, 2016 and related to net cash used for purchases of equipment and patents of $453 offset by proceeds from the sale of equipment of $2.

Financing activities used cash of $6,192 as a result of $6,020 increase in restricted cash, and $172 in cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units.

On June 30, 2015, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) to extend the maturity date through June 30, 2017. The total availability under the facility was $15,000 and contained a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility was unsecured, bears interest at a rate of LIBOR plus 300 basis points, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of September 30, 2016 and December 31, 2015, there were no outstanding borrowings on the credit facility.

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
At September 30, 2016 and December 31, 2015, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $3,316 and $7,803, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At September 30, 2016 and December 31, 2015, there were no cash borrowings under the domestic revolving credit facility. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.
On June 24, 2016, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $975), which expires on June 23, 2017. The company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 35 million facility that expired on June 24, 2016. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of September 30, 2016 and December 31, 2015, Beijing Fuel Tech had no cash borrowings under the China Facility.
At September 30, 2016 and December 31, 2015, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $179 and $57, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At September 30, 2016 and December 31, 2015, approximately $796 and $5,335 was available for future borrowings.
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

We continue to monitor our liquidity needs and in response to our continued losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future.
We have sustained losses for the first nine months of 2016 totaling $8,284. Our cash used in operations for this same period totaled $2,182. We incur on an annualized basis approximately $5.5 million in non-cash expenses for depreciation, amortization and stock compensation. We have taken measures to reduce our expense infrastructure, and over the past two years have eliminated approximately $8 million in aggregate expense through headcount and other operating expense cutbacks.
Our cash balance as of September 30, 2016 totaled $19.3 million, and our working capital totaled $31.3 million. We do not have any outstanding debt obligations other than our letters of credit, and our current credit agreement does not have any financial covenants as we have moved to a cash collateralized line of credit with our lender.
We have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control and Fuel Chem, as well as our efforts to support our Fuel Conversion business. This evaluation included consideration of the following: a) customer and revenue trends in our APC and Fuel Chem business segments, b) current operating structure and expenditure levels, c) contingent payouts as described in the notes to our financial statements, and d) support for our Fuel Conversion business and other research and development initiatives.
We currently have a $5 million domestic U.S. credit facility which we use to issue letters of credit to our customers. During 2016 that credit facility was converted to a fully cash collateralized line of credit requiring us to deposit funds in a restricted cash account to support that credit line. We expect to continue operating under this arrangement for the foreseeable future. Our liquidity may be adversely affected to the extent we are required to collateralize further letters of credit by additional cash deposits.
Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and Fuel Chem businesses. However, we do not have sufficient capital to support the full development of our Fuel Conversion business for the longer term that will require us to find outside resources to support this business effort. No assurances can be given as to whether such resources will be available, or on what terms.
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 10. There was a reduction of $109 in the warranty liability balance during the nine-months ended September 30, 2016 due to an overall reduction in warranty claims based on recent actual warranty claims experienced.
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

Item 1A.        Risk Factors
The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2015 have not materially changed except for the following:

Our Fuel Conversion Business is in its Early Stages of Development

Our Fuel Conversion business is in the research and development stage and has not commenced commercial operations as of September 30, 2016. Traditionally, we have financed our research and product development activities from cash generated from operations. We spent $2.8 and $0.3 million in research and development and other related costs for the years ended December 31, 2015 and 2014 respectively and $2.1 million for the nine months ended September 30, 2016. We have been testing and developing engineered carbon feedstock products for specific markets which are not yet commercially viable. While we remain optimistic of our ability to develop and commercialize these products in the future, there can be no assurance that we will be able to further develop these products to the extent required for use within the markets and customer bases we have identified.

Further, we believe we will be required to find outside financial resources to support the full development of our Fuel Conversion business for the longer term. The ability of the Company to fund its potential future Fuel Conversion operations, including constructing new manufacturing facilities and/or acquiring and re-purposing existing manufacturing facilities to meet our specifications for our Fuel Conversion business, is dependent upon our ability to obtain additional financing when and as needed. Due to the current state of the coal-fired electricity generating market, we believe we do not currently have the ability to access commercial debt markets for that financing. In addition, the volatility in the energy industry combined with recent bankruptcies and additional perceived credit risk of companies with coal exposure has resulted in traditional bank lenders seeking to reduce or eliminate their lending exposure to these companies. Accordingly, we may be required to seek financing from other sources at unfavorable pricing or with unfavorable terms to continue to run our traditional APC and Chemical Technologies contemporaneously with the development of the Fuel Conversion business segment. If such funding is not attainable, the development of the Fuel Conversion business may be significantly delayed or stopped altogether.

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

Date: November 8, 2016	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2016	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)