Form 10-K
period 2016-12-31
FUEL TECH, INC.
filed 2017-03-14
CIK 846913

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $31,097,000 based on the closing sale price as reported on the NASDAQ National Market System.
As of February 28, 2017, there were 23,459,265 shares of common stock outstanding.
Documents incorporated by reference:
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 18, 2017 are incorporated by reference into Part III.

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

Fuel Tech, Inc. and Subsidiaries

December 31, 2016

FTI
Delaware
100%
FTJL
Jamaica
FTC
Canada
FT SPA
Chile
FT SRL
Italy
HOLDINGS
Netherlands
Antilles
FT HK
Hong Kong
PECO
Ohio
FGC
Ohio
Carbonite
Delaware
BV
Netherlands
BJFT
China
FT
GmbH
Germany

FTI	- Fuel Tech, Inc.
FTJL	- Fuel Tech Jamaica Limited
FTC	- Fuel Tech Targeted Injection Chemicals, Ltd.
FT SPA	- Fuel Tech SpA
FT SRL	- Fuel Tech Srl
HOLDINGS	- Fuel Tech Holdings N.V.
BV	- Fuel Tech B.V.
FT GmbH	- Fuel Tech GmbH
FTHK	- Fuel Tech (HK) Holding Limited
BJFT	- Beijing Fuel Tech Environmental Technologies Co., Ltd.
PECO	- Cleveland Roll Forming Environmental Division, Inc. d/b/a PECO
FGC	- FGC Inc.
Carbonite	- Carbonite Resources, LLC

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

•
The Fuel Conversion business represents the continuing evolution of a new research and business development initiative we first commenced in 2014 following our acquisition of intellectual property rights and know-how related to the CARBONITE® fuel conversion process and technology. The goal of our Fuel Conversion technology is to convert coals of various grades into value-added engineered carbon feedstock products that are designed to be high in energy content and manufactured to contain other customizable carbon feedstock characteristics desirable in a variety of carbon feedstock use applications. Our Fuel Conversion technology has a number of potential applications including certain coal replacement, electric arc furnace reductant, ferro-alloy feedstock, and mercury reduced carbon feedstock. Since 2014, we have been testing and developing certain engineered carbon feedstock products for specific market applications. We are in the process of evaluating the commercialization of these product offerings with prospective customers.

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
Most recently, in October 2016, the EPA finalized an update to CSAPR for the 2008 ozone NAAQS. The rule requires a number of sources to reduce NOx during the ozone season, which is from May through the end of September, starting in 2017. There are NOx credits available from prior years that may allow sources to trade banked allowances and delay emission reductions from current levels until the 2018 ozone season.

Industrial Boiler MACT: In December 2011, the EPA re-proposed its new emissions rule for industrial, commercial and institutional boilers and process heaters, known as the Industrial Boiler Maximum Achievable Control Technology (MACT) standard. The EPA implemented the final rule on January 31, 2013, with compliance starting in January 2016 for most units. Emissions regulated include acid gas emissions including hydrochloric acid (HCl), carbon monoxide (CO), mercury, PM, and dioxins. Due to on-going litigation, final deadlines still have not been determined for all the boiler types and categories, although many sources have installed controls to meet the requirements.
Clean Air Visibility Rule (CAVR: The Clean Air Visibility Rule (CAVR), also known as the Regional Haze rule, is part of the Clean Air Act and was finalized in 2005. Under CAVR, certain States are required to submit implementation plans to the EPA to comply with the Regional Haze requirements, and updates are required every five years. A new CAVR was issued in January 2017 which requires states to implement new air pollution controls by 2021. The overall obligation of CAVR is to return the US scenic areas to “active” visibility by 2064.
Consent Decrees: Consent decree activity through the US Department of Justice or EPA may require emission sources to meet individual requirements. Sources may also agree to specific air pollution requirements with states or environmental groups.
Regulations and Markets: International
We also sell NOx control systems outside the United States, specifically in Europe, Latin America, India (under a license agreement) and in the Pacific Rim, including the People’s Republic of China (China). Under European Union Directives, existing coal fired power plants will need to meet tighter emission regulations, and come into compliance by 2019 or 2020 (country specific). The Latin American countries will also present some opportunities for SNCR systems with plants that have inter-company directives for curbing emissions, in the absence of national regulations. However, these opportunities will not be time sensitive, and will greatly depend on allocation of capital budgets from the parent companies.
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
China’s Ministry of Environmental Protection issued super clean emission regulations to be fully implemented by 2020, in support of reducing harmful pollutants and further defining the technologies recommended to achieve the reductions. Super clean emission requires NOx emission under 50 mg/Nm3, SO2 emission under 35 mg/Nm3 and particulate emission under 10 mg/Nm3. The regulations apply to all public utility units of 300MW or larger and private power generation units of 100MW or larger, and will be progressively implemented in the eastern region by 2017, the central region by 2018, and the western region by 2020. These limits are also expected to be enforced on industrial emitters once the utility boilers are in compliance. Newly constructed units and existing units must meet the same stringent emission standard. The existing units which cannot be retrofitted will be closed, particularly for units under 300MW as part of Thirteenth Five Year Plan-improving overall energy efficiency and clean emission from 2015-2020. In addition, Chinese government promotes the use of waste incineration plants to replace landfills with focus on major cities. New construction of MSW’s units which are equipped with SNCR or SCR has been growing.
The European Industrial Emissions Directive (IED) sets the target for NOx emissions to be at or below 200 mg/Nm3 from 1st January 2016. 15 member states have applied for temporary derogation primarily due to aging coal-fired fleets and compliance time frames vary between 2016 and 2020. The implementation is country specific and each member country sets its own limits based on this guideline. Turkey, while not a member state, is also looking to meet this guideline as part of their bid to join the European Union. Other European countries that rely heavily on coal generation, and are impacted by the IED include Spain, Poland and Czech Republic. A number of Polish and Czech utilities have first generation NOx abatement systems which cannot comply with BREF limits, and will need to be upgraded. Turkey will also see modernization of its fleet of coal-based power generation with upgrade projects covering all aspects of the power plant. However, the pace of implementation will be dependent on the degree of political stability in the country.
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

In India, stricter emission targets were announced by the government in December 2015 and phased implementation is expected. The government has prioritized PM, SOx, and NOx abatement in order of precedence for retrofit of existing power plants but emission control equipment is being designed in on new power plant projects. The power producers are looking to the government to set up policies to help pay for the cost of plant retrofits. This will impact the pace of upgrade projects.
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

The key market dynamic for the APC product line is the continued use of coal as the principal fuel source for global electricity production. Coal currently accounts for approximately 33% of all U.S. electricity generation and roughly 74% of Chinese electricity generation. Major coal consumers include China, the United States and India.

Sales of APC products were $34.1 million, $43.5 million, and $42.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
APC Backlog
Consolidated APC segment backlog at December 31, 2016 was $8.0 million versus backlog at December 31, 2015 of $22.2 million. A substantial portion of the backlog as of December 31, 2016 should be recognized as revenue in fiscal 2017, although the timing of such revenue recognition in 2017 is subject to the timing of the expenses incurred on existing projects.

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

Central to the FUEL CHEM approach is the introduction of chemical reagents, such as magnesium hydroxide, to combustion units via in-body fuel application (pre-combustion) or via direct injection (post-combustion) utilizing our proprietary TIFI® technology. By attacking performance-hindering problems, such as slagging, fouling and corrosion, as well as the formation of sulfur trioxide (SO3), and ammonium bisulfate (ABS), our programs offer numerous operational, financial and environmental benefits to owners of boilers, furnaces and other combustion units.
The key market dynamic for this product line is the continued use of coal as the principal fuel source for global electricity production. Coal currently accounts for approximately 33% of all U.S. electricity generation and roughly 74% of Chinese electricity generation. Major coal consumers include the United States, China and India. Additional market dynamics include a growing, worldwide utilization of biomass for both steam and electrical production, as well as the strengthening of the pulp and paper industry worldwide, resulting in black liquor recovery boilers needing to maximize throughput.
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
Sales of the FUEL CHEM products were $21.1 million, $30.2 million, and $37.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

FUEL CONVERSION
The Fuel Conversion business represents a new business initiative we commenced in 2014. As described in Note 1 to the consolidated financial statements included in this Form 10-K, we acquired intellectual property rights and know-how related to the CARBONITE® Fuel Conversion process and technology. This process can convert coals of various grades into value-added products that are high in energy content, carbon-rich and contain less pollutants. Our Fuel Conversion technology has a number of potential applications including certain coal replacement, electric arc furnace reductant, ferro-alloy feedstock, and mercury reduced carbon feedstock. Since 2014, we have been testing and developing the engineered carbon products for specific markets. We are in the process of evaluating the commercialization of these product offerings with prospective customers and considering alternatives. Refer to Item 1A. RISK FACTORS for further detail regarding the risk factors associated with this segment. We have not yet earned revenue from prospective customers.
INTELLECTUAL PROPERTY
The majority of our products are protected by U.S. and non-U.S. patents. We own 128 granted patents worldwide and 13 allowed utility model patents in China. We have 84 patent applications pending; including 12 in the United States and 72 in non-U.S. Jurisdictions. These patents and applications cover some 31 inventions, 16 associated with our NOx reduction business, 13 associated with the FUEL CHEM business, and two associated with the Fuel Conversion business. Our granted patents have expiration dates ranging from October of 2018 to June of 2035.
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

EMPLOYEES
At December 31, 2016, we had 146 employees, 103 in North America, 34 in China, seven in Europe and two in Chile. We enjoy good relations with our employees and are not a party to any labor management agreement.

RELATED PARTIES

Douglas G. Bailey, a member of our executive team, is a stockholder of American Bailey Corporation (ABC), which is a related party. Please refer to Note 11 to the consolidated financial statements in this Form 10-K for information about our transactions with ABC. Additionally, see the more detailed information relating to this subject under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be distributed in connection with our 2017 Annual Meeting of Stockholders, which information is incorporated by reference.

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

We May Not Be Able to Purchase Raw Materials on Commercially Advantageous Terms
Our FUEL CHEM technology segment is dependent, in part, upon a supply of magnesium hydroxide. Any adverse changes in the availability of this chemical will likely have an adverse impact on ongoing operation of our FUEL CHEM programs. On March 4, 2009, we entered into a Restated Product Supply Agreement (“PSA”) with Martin Marietta Magnesia Specialties, LLC (MMMS) in order to assure the continuance of a stable supply from MMMS of magnesium hydroxide products for our requirements in the United States and Canada. The term of the PSA expires on December 31, 2017. Pursuant to the PSA, MMMS supplies us with magnesium hydroxide products manufactured pursuant to our specifications and we have agreed to purchase from MMMS, and MMMS has agreed to supply, 100% of our requirements for such magnesium hydroxide products for our customers who purchase such products for delivery in the United States and Canada. There can be no assurance that we will be able to obtain a stable source of magnesium hydroxide in markets outside the United States.
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
We May Not Be Able to Borrow Funds Pursuant to our Credit Facilities
We are party to a $5.0 million domestic revolving credit agreement with JPMorgan Chase Bank, N.A. As of December 31, 2016, there were no outstanding borrowings on this facility, and we had advanced $3.3 million of Letters of Credit. The Facility is secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account, which is not readily available for our operating needs. The balance in this restricted cash account is $6,020 as of December 31, 2016. In addition, our Chinese subsidiary, Beijing Fuel Tech Environmental Technologies Company, Ltd., has a RMB 6.5 million (approximately $936) revolving credit facility with JPMorgan Chase Bank (China) Company Limited. As of December 31, 2016, there were no outstanding borrowings under this facility, and we had outstanding bank guarantees of less than $0.1 million. In the event of any default on our part under either of these agreements, the lender is entitled to accelerate payment of any amounts outstanding and may, under certain circumstances, cancel the facilities. If we were unable to obtain a waiver for a breach of covenant and the lender accelerated the payment of any outstanding amounts, such acceleration may cause our cash position to significantly deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require us to obtain alternate financing.

Our Fuel Conversion Business is in its Early Stages of Development
Our Fuel Conversion business is in the research and development stage and has not commenced commercial operations as of December 31, 2016. Traditionally, we have financed our research and product development activities from cash generated from operations. We spent $2.8 million in research and development and other related costs for both the years ended December 31, 2016 and 2015. We have been testing and developing engineered carbon feedstock products for specific markets which are not yet commercially viable. While we remain optimistic of our ability to develop and commercialize these products in the future, there can be no assurance that we will be able to further develop these products to the extent required for use within the markets and customer bases we have identified.

Further, we will be required to find outside financial resources to support the full development of our Fuel Conversion business for the longer term. The ability of the Company to fund its potential future Fuel Conversion operations, including constructing new manufacturing facilities and/or acquiring and re-purposing existing manufacturing facilities to meet our specifications for our Fuel Conversion business, is dependent upon our ability to obtain additional financing when and as needed. Due to the current state of the coal-fired electricity generating market, we believe we do not currently have the ability to access commercial debt markets for that financing. In addition, the volatility in the energy industry combined with recent bankruptcies and additional perceived credit risk of companies with coal exposure has resulted in traditional bank lenders seeking to reduce or eliminate their lending exposure to these companies. Accordingly, we may be required to seek financing from other sources at unfavorable pricing or with unfavorable terms to continue to run our traditional APC and Chemical Technologies contemporaneously with the development of the Fuel Conversion business segment. If such funding is not attainable, the development of the Fuel Conversion business may be significantly delayed or stopped altogether.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None

ITEM 2 - PROPERTIES
We own an office building in Warrenville, Illinois, which has served as our corporate headquarters since June 23, 2008. This facility, with approximately 40,000 square feet of office space, is sufficient to meet our requirements for the foreseeable future.
We also operate from leased office facilities and we do not segregate any of these leased facilities by operating business segment. The terms of the Company's eight primary lease arrangements are as follows:

•	The Stamford, Connecticut building lease, for approximately 6,440 square feet, runs from February 1, 2010 to December 31, 2019. The facility houses certain administrative functions.

•
The Beijing, China building lease, for approximately 8,000 square feet, runs from September 1, 2014 to August 31, 2017. This facility serves as the operating headquarters for our Beijing Fuel Tech operation.

•	The Durham, North Carolina building lease, for approximately 2,590 square feet, runs from July 1, 2016 to July 31, 2019. This facility houses engineering operations.

•	The Gallarate, Italy building lease, for approximately 1,300 square feet, runs from May 1, 2013 to April 30, 2019. This facility serves as the operating headquarters for our European operations.

•
The Westlake, Ohio building lease, for approximately 5,000 square feet, runs from May 1, 2014 to April 30, 2017. This facility houses engineering operations. Upon expiration of the existing lease on April 30, 2017, the Company will move to a smaller location with 3,000 square feet of space, and with the lease term commencing on May 1, 2017 and ending on April 30, 2020.

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

ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market
Our Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc, where it trades under the symbol FTEK.
Prices
The table below sets forth the high and low sales prices during each calendar quarter since January 2015.

2016	High	Low
Fourth Quarter	$1.51	$1.13
Third Quarter	1.80	1.31
Second Quarter	1.86	1.41
First Quarter	2.05	1.50

2015	High	Low
Fourth Quarter	$2.54	$1.77
Third Quarter	2.42	1.76
Second Quarter	3.16	2.18
First Quarter	3.86	3.00

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

Holders

As of March 7, 2017, there were 119 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

Performance Graph

The following line graph compares our total return to stockholders per common share for the five years ended December 31, 2016 to that of the NASDAQ Composite Index and the WilderHill Progressive Energy Index for the period December 31, 2011 through December 31, 2016.

ITEM 6 - SELECTED FINANCIAL DATA
Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2016. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and the schedules thereto.

	For the years ended December 31
CONSOLIDATED STATEMENT OF OPERATIONS DATA	2016	2015	2014	2013	2012
(in thousands of dollars, except for share and per-share data)
Revenues	$55,161	$73,664	$79,017	$109,338	$97,644
Cost of sales	36,367	45,107	43,889	62,521	56,899
Selling, general and administrative	25,564	30,897	35,432	36,375	32,682
Restructuring charge	1,428	219	—	—	—
Research and development	4,552	4,273	1,459	2,442	2,863
Goodwill and intangible assets impairment	2,074	1,425	23,400	—	—
Operating (loss) income	(14,824)	(8,257)	(25,163)	8,000	5,200
Net (loss) income	(17,388)	(12,380)	(17,725)	5,101	2,776
Basic (loss) income per common share	$(0.74)	$(0.54)	$(0.78)	$0.23	$0.12
Diluted (loss) income per common share	$(0.74)	$(0.54)	$(0.78)	$0.23	$0.12
Weighted-average basic shares outstanding	23,365,000	23,101,000	22,782,000	22,286,000	22,709,000
Weighted-average diluted shares outstanding	23,365,000	23,101,000	22,782,000	22,579,000	23,535,000

	December 31
CONSOLIDATED BALANCE SHEET DATA	2016	2015	2014	2013	2012
(in thousands of dollars)
Working capital	$26,585	$35,865	$39,688	$48,619	$38,918
Total assets	57,788	76,011	91,471	110,058	105,897
Long-term obligations	346	501	520	789	715
Total liabilities	14,396	17,037	19,170	21,435	21,661
Stockholders’ equity (1)	43,392	58,974	72,301	88,623	84,236
Notes:

(1)	Stockholders’ equity includes the principal amount of nil coupon non-redeemable perpetual loan notes. See Note 7 to the consolidated financial statements.

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

The key market dynamic for both technology segments is the continued use of fossil fuels, especially coal, as the principal fuel source for global electricity production. Coal currently accounts for approximately 33% of all U.S. electricity generation and roughly 74% of Chinese electricity generation. Major coal consumers include China, the United States and India.

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

Revenue Recognition

Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer. We use the percentage of completion method of accounting for equipment construction, equipment supply and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of December 31, 2016, we had two construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $41 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2015, we had two construction contract in progress that was identified as a loss contract and a provision for losses in the amount of $3 was recorded in other accrued liabilities on the consolidated balance sheet.

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

Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At December 31, 2016 and December 31, 2015, unbilled receivables were approximately $6,755 and $7,312, respectively, and are included in accounts receivable on the consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,730 and $1,858 at December 31, 2016 and December 31, 2015, respectively, and are included in other accrued liabilities on the consolidated balance sheet.

We have installed over 1,000 units with APC technology and normally provide performance guarantees to our customers based on the operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

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

Inventories

Inventories consist primarily of spare parts and are stated at the lower of cost or market using the first-in, first-out method. Usage is recorded in cost of sales in the period that parts were issued to a project or used to service equipment. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. On December 31, 2016, the Company established an excess and obsolete inventory reserve of $825 of which $175 is included in inventories and $650 is included in other assets on the consolidated balance sheet. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used.

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

Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2016 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment. Goodwill related to APC technology reporting unit was fully impaired in the fourth quarter of 2014. APC technology segment failed the first step test because the estimated fair value of the reporting unit was less than its carrying value, a result significantly affected by Fuel Tech's market capitalization, and thus requiring additional analysis of the segment. Based on this additional analysis, Fuel Tech determined that the current fair value of the APC technology reporting unit was less than the fair value of the assets and liabilities of the unit, resulting in an implied fair value of goodwill of zero, and accordingly recorded a non-cash goodwill impairment charge of $23.4 million related to this segment.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Long-lived assets, including property, plant and equipment (PP&E) and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. Due to the existence of impairment indicators as more fully described in Note 1 to our consolidated financial statements, we performed a more detailed analysis of potential long-lived and intangible asset impairment in the APC technology asset group during the fourth quarter of 2016 using the aforementioned undiscounted cash flows analysis.

In the fourth quarter of 2016, the Company performed an impairment test of the carrying value of our intangible assets to determine whether any impairment existed. The Company determined that the sum of the expected undiscounted cash flows attributable to certain intangible assets was less than its carrying value and that an impairment write-down was required. The impairment loss primarily related to the developed technology, customer relationships and trademarks acquired in the 2014 acquisition of PECO and FGC. The Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment charge of $2,074, which was included in “Goodwill and intangible assets impairment” line in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016.
In the fourth quarter of 2015, the Company performed an impairment test of the carrying value of our intangible assets to determine whether any impairment existed. The Company determined that the sum of the expected undiscounted cash flows attributable to certain intangible assets was less than its carrying value and that an impairment write-down was required. The impairment loss primarily related to the customer lists acquired in the 2009 acquisition of Advanced Combustion Technology and the 2014 acquisition of PECO. The Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $1,425, which was included in “Goodwill and intangible assets impairment” line in the accompanying Consolidated Statements of Operations for the year ended December 31, 2015.
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

Recently Adopted Accounting Standards

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Current accounting principles require an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2016. The Company elected to early adopt ASU 2015-17 prospectively for the interim period beginning in the second quarter of 2016; thus, the prior reporting period was not retrospectively adjusted. See Note 4, Income Taxes, for further discussion.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606). This new accounting guidance on revenue recognition provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In August 2015, the FASB approved a one-year deferral to January 1, 2018. Early adoption is permitted as of the original effective date. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is in the initial stages of evaluating the impact of the new standard on the accounting policies, processes, and system requirements. While the Company continues to assess the potential impacts of the new standard and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. The Company is in the initial stages of evaluating the impact of the new standard on the accounting policies, processes, and system requirements. While the Company continues to assess the potential impacts of the new standard and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this Update simplify the income tax effects, minimum statutory tax withholding requirements and impact of forfeitures related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 will be effective for the Company beginning on January 1, 2017. The Company is in the initial stages of evaluating the impact of the new standard on the accounting policies, processes, and system requirements. While the Company continues to assess the potential impacts of the new standard and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will be effective for the Company beginning on January 1, 2018. The Company is in the initial stages of evaluating the impact of the new standard on the accounting policies, processes, and system requirements. While the Company continues to assess the potential impacts of the new standard and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this Update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 will be effective for the Company beginning on January 1, 2020. The Company is in the initial stages of evaluating the impact of the new standard on the accounting policies, processes, and system requirements. While the Company continues to assess the potential impacts of the new standard and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.
2016 versus 2015

Revenues for the years ended December 31, 2016 and 2015 were $55,161 and $73,664, respectively. The year-over-year decrease of $18,503, or 25%, was driven by decreased revenue in both APC and FUEL CHEM technology segments in both our United States (U.S.) and foreign operations. Our U.S. revenues decreased by $8,940 or 17% from $51,485 to $42,545, and our international revenues declined by $9,563 or 43% from $22,179 to $12,616.

Revenues for the APC technology segment were $34,052 for the year ended December 31, 2016, a decrease of $9,433, or 22%, versus fiscal 2015. Revenues in our APC technology segment, which had been growing into 2013 largely through international sales, were adversely affected by a number of factors in 2016. First, the U.S. regulatory environment, while remaining favorable for our prospects, has not spurred capital investment in our products by electric power producers. Second, while general economic conditions in the U.S. have improved, energy demand for coal fired power plants has declined as utilities have switched to lower cost natural gas sources. At the same time, these sources have generally allowed utilities to meet their regulatory objectives with existing emissions investments. Sales in foreign locations have not been robust enough to offset reduced demand in the U.S. While we expect to see improved order flow in our U.S. APC segment in 2017, any future orders will be dependent on our customers' capital investment decisions to install emissions control technologies in order to meet state or federal regulations. We continue to actively bid projects in our foreign markets during 2017 and will continue to look for growth opportunities within our chosen markets. Backlog for the years ended December 31, 2016 and 2015 was $8.0 million and $22.2 million, respectively.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2016 were $21,109, a decrease of $9,070, or 30% versus fiscal 2015. This decrease is principally associated with reduced product demand from some of our largest Fuel Chem customers. These customers' decision to reduce spending was based on a number of factors including cost of coal fire powered generation, energy demand and overall economic conditions affecting the plant. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications, but our ability to attract new coal customers continues to be affected by the soft electric demand market and fuel switching as a result of low natural gas prices.

Consolidated cost of sales for the years ended December 31, 2016 and 2015 were $36,367 and $45,107, respectively. Consolidated gross margin percentage for the years ended December 31, 2016 and 2015 were 34% and 39%, respectively. The gross margins for the APC technology segment decreased to 25% in 2016 from 30% in 2015. Gross margin for the APC technology segment included charges totaling $0.8 million consisting of a subcontractor dispute of $0.6 million and a non-cash excess and obsolete inventory reserve of $0.2 million; exclusive of these charges, gross margin would have been $9.5 million, or 28%. Gross margin percentage for the FUEL CHEM technology segment decreased slightly in 2016 to 48% from 52% in 2015. Gross margin for the FUEL CHEM technology segment included the impact of the above-referenced non-cash excess and obsolete inventory reserve of $0.6 million; excluding this impact, gross margin would have been $10.7 million or 51%.

During 2016 we recognized an impairment charge of $2.1 million for finite-lived APC segment intangible assets. All of the impairment charge recognized in 2016 related to the acquisition of PECO and FGC which was completed on April 30, 2014.

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2016 and 2015 were $25,564 and $31,116, respectively. The decrease of $5,333 or 17%, is primarily attributed to the following:

•	A decrease in employee related costs, totaling $3,506

•	An increase in stock compensation expense of $208

•	A decrease in depreciation and amortization of $194

•	A decrease in professional fees and consulting services of $917

•	A decrease in office and administrative costs relating to our foreign subsidiaries of $140

•	A decrease in other administrative costs of $784

Restructuring costs were $1,428 and $219 in connection with the workforce reduction for the years ended December 31, 2016 and 2015. See Note 15, Restructuring Activities, for further discussion.

Research and development (“R&D”) expenses were $4,552 and $4,273 for the years ended December 31, 2016 and 2015, respectively. Included in our 2016 and 2015 R&D expense was $2,800 and $2,826 expense pertaining to the development of our Fuel Conversion business, while the remaining expenditures were focused on new product development for our APC and Fuel Chem businesses. We plan to continue focusing on increased R&D efforts in the pursuit of commercial applications for our technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest income for the year ended December 31, 2016 increased by $4 to $25 versus $21 in 2015. Interest expense of $0 was recorded in 2016, compared to $27 in the prior year. Finally, the increase in net other expenses to $925 from $360 in the prior year is due primarily to the impact of foreign exchange rates as it relates to settlement of balances denominated in foreign currencies, and certain other bank fees related to Letter of Credits.

For the year ended December 31, 2016, we recorded an income tax expense of $1,664 on pre-tax loss of $15,724. Our effective tax rates were 10.6% and 43.6% for the years ended December 31, 2016 and 2015, respectively. The effective tax rate for the year-ended December 31, 2016 differed from the federal statutory rate of 34% as a result of establishing a full valuation allowance on our China deferred tax assets and net operating losses generated in the United States, which were offset by establishment of full valuation allowance. For the year ended December 31, 2015, we recorded an income tax expense of $3,757 on pre-tax loss of $8,623. Our income tax expense of $3,757 in 2015 resulted from the establishment of a full valuation allowance for the United States deferred tax assets and income from our Italian subsidiary for which we reversed a portion of our deferred income tax valuation allowances as a result of the entity’s previously recorded net operating losses.

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

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2015 were $30,179, a decrease of $6,807, or 18%versus fiscal 2014. This decrease is principally associated with reduced product demand from our largest Fuel Chem customer. This customer's decision to reduce spending was based on a number of factors including cost of coal fire powered generation, energy demand and overall economic conditions affecting the plant. During 2015, our total revenue for this customer decreased from approximately $15 million in 2014 to $9 million in 2015 and we expect to see a further decline in 2016. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications, but our ability to attract new coal customers continues to be affected by the soft electric demand market and fuel switching as a result of low natural gas prices.

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

Interest income for the year ended December 31, 2015 decreased by $8 to $21versus $29 in 2014. Interest expense of $27 was recorded in 2015, compared to $125 in the prior year. Finally, the decrease in net other expenses to $360 from $544 in the prior year is due primarily to the impact of foreign exchange rates as it relates to settlement of balances denominated in foreign currencies, particularly in Chile.

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

Liquidity and Sources of Capital

At December 31, 2016, we had cash and cash equivalents of $11,826 (excluding restricted cash of $6,020) and working capital of $26,585 versus cash and cash equivalents of $21,684 and working capital of $35,865 at December 31, 2015.

Operating activities used $2,738 of cash for the year ended December 31, 2016, primarily due to the add back of non-cash items from our net loss of $17,388 including stock compensation expense of $1,991, depreciation and amortization of $3,500, a decrease in deferred income taxes of $1,196, intangibles assets impairment charge of $2,074, excess and obsolete inventory reserve of $825, a reduction in bad debt expense of $111, and a loss on sale of equipment of $60, as well as a decrease in our accounts receivable balance of $3,522, a decrease in inventory of $446, and a decrease in prepaid expenses and other current and non-current assets of $2,893, and an increase in our accrued liabilities and other non-current liabilities of $699. Partially offsetting these items was subtraction of a non-cash item from our net loss related to a decrease in our accounts payable balance of $2,445.

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

Investing activities used cash of $938 and $776 for the years ended December 31, 2016 and 2015, respectively. Investment activities for the year ended December 31, 2016 consisted of purchases of equipment, patents, and other intangibles of $940 and proceeds from sale of equipment of $2. Investment activities for the year ended December 31, 2015 consisted of purchases of equipment, patents, and other intangibles of $802 and proceeds from sale of equipment of $26.

Financing activities used $6,192 of cash for the year ended December 31, 2016 as a result of $6,020 increase in restricted cash, and $172 in cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units. Financing activities used $1,875 of cash for the year ended December 31, 2015 which included a payment of our short-term debt in the amount of $1,623 and payments to repurchase our common stock in the amount of $252 for shares withheld to pay employee payroll taxes upon vesting of equity awards.

On June 30, 2015, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) to extend the maturity date through June 30, 2017. The total availability under the facility was $15,000 and contained a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility was unsecured, bears interest at a rate of LIBOR plus 300 basis points, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of December 31, 2016 and December 31, 2015, there were no outstanding borrowings on the credit facility.

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

At December 31, 2016 and 2015, we had outstanding standby letters of credit and bank guarantees totaling approximately $3,292 and $7,803, respectively, on our domestic credit facility in connection with contracts in process. We are committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2016 and 2015, there were no cash borrowings under the domestic revolving credit facility and approximately $1,708 and $7,197, respectively, was available for future borrowings. We pay a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 24, 2016, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $936), which expires on June 23, 2017. The Company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 35 million facility that expired on June 24, 2016. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2016 and December 31, 2015, Beijing Fuel Tech had no cash borrowings under the China Facility.

At December 31, 2016 and 2015, we had outstanding standby letters of credit and bank guarantees totaling approximately $22 and $57, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2016 and 2015, approximately $914 and $5,335 was available for future borrowings.
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

For the year ended December 31, 2016, we have sustained losses totaling $17,388. Our cash used in operations for this same period totaled $2,738. We incur on an annualized basis approximately $5.5 million in non-cash expenses for depreciation, amortization and stock compensation. We have taken measures to reduce our expense infrastructure, and over the past two years have eliminated approximately $8 million in aggregate expense through headcount and other operating expense cutbacks.

Our cash balance as of December 31, 2016 totaled $17.8 million (inclusive of our restricted cash balance), and our working capital totaled $26.6 million. We do not have any outstanding debt obligations other than our letters of credit, and our current credit agreement does not have any financial covenants as we have moved to a cash collateralized line of credit with our lender.

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

Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and Fuel Chem businesses. However, we do not have sufficient capital to support the full development of our Fuel Conversion business. We will need to identify outside funding sources to support this business effort. No assurances can be given as to whether such resources will be available, or on what terms. If such funding is not attainable, the development of the Fuel Conversion business may be significantly delayed or stopped altogether.

Contractual Obligations and Commitments
In our normal course of business, we enter into agreements obligating us to make future payments. The contractual cash obligations noted below are primarily related to supporting the ongoing operations of the business.
Payments due by period in thousands of dollars

Contractual Cash Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Operating lease obligations	$1,781	$778	$915	$88	$—
Total	$1,781	$778	$915	$88	$—
Interest payments in the amount of $0, $27, and $125 were made during the years ended December 31, 2016, 2015 and 2014, respectively.
In the normal course of our business, we use bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

•	in support of the warranty period defined in the contract; or

•	in support of the system performance criteria that are defined in the contract.
In addition, we use bank performance guarantees with standby letters of credit and performance surety bonds as security for contract performance and other obligations as needed in the normal course of business. As of December 31, 2016, we had outstanding bank performance obligations that may or may not result in cash obligations as follows:

Commitment expiration by period in thousands of dollars

Commercial Commitments	Total	2017	2018	2019	Thereafter
Standby letters of credit and bank guarantees	$3,314	$2,392	$890	$32	$—
Performance Surety Bonds	$4,598	$4,598	$—	$—	$—
Total	$7,912	$6,990	$890	$32	$—
Off-Balance-Sheet Transactions
There were no other off-balance-sheet transactions other than the obligations and commitments listed above during the three-year period ended December 31, 2016.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.
We are also exposed to changes in interest rates primarily due to our debt arrangement (refer to Note 10 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2017.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Fuel Tech, Inc.

We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuel Tech, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Chicago, Illinois
March 14, 2017

Fuel Tech, Inc.
Consolidated Balance Sheets
(in thousands of dollars, except share and per-share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$11,826	$21,684
Restricted cash	6,020	—
Marketable securities	9	19
Accounts receivable, net	18,790	23,060
Inventories, net	1,012	1,653
Prepaid expenses and other current assets	2,891	3,889
Income taxes receivable	87	1,857
Deferred income taxes	—	239
Total current assets	40,635	52,401
Property and equipment, net	10,920	12,001
Goodwill	2,116	2,116
Other intangible assets, net	3,451	7,144
Deferred income taxes	—	992
Other assets	666	1,357
Total assets	$57,788	$76,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,303	8,942
Accrued liabilities:
Employee compensation	1,390	1,645
Other accrued liabilities	6,357	5,949
Total current liabilities	14,050	16,536
Other liabilities	346	501
Total liabilities	14,396	17,037
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,800,924 and 23,419,008 shares issued, and 23,446,035 and 23,167,216 outstanding in 2016 and 2015, respectively	238	234
Additional paid-in capital	137,380	135,394
Accumulated deficit	(91,520)	(74,132)
Accumulated other comprehensive loss	(1,568)	(1,556)
Nil coupon perpetual loan notes	76	76
Treasury stock, 354,889 and 251,792 shares in 2016 and 2015, respectively, at cost	(1,214)	(1,042)
Total stockholders’ equity	43,392	58,974
Total liabilities and stockholders’ equity	$57,788	$76,011

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Operations
(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2016	2015	2014
Revenues	$55,161	$73,664	$79,017
Costs and expenses:
Cost of sales	36,367	45,107	43,889
Selling, general and administrative	25,564	30,897	35,432
Restructuring charge	1,428	219	—
Research and development	4,552	4,273	1,459
Goodwill and intangible assets impairment	2,074	1,425	23,400
Total Costs and Expenses	69,985	81,921	104,180
Operating (loss)	(14,824)	(8,257)	(25,163)
Interest expense	—	(27)	(125)
Interest income	25	21	29
Other expense	(925)	(360)	(544)
(Loss) before income taxes	(15,724)	(8,623)	(25,803)
Income tax (expense) benefit	(1,664)	(3,757)	8,078
Net (loss)	$(17,388)	$(12,380)	$(17,725)
Net (loss) per common share:
Basic	$(0.74)	$(0.54)	$(0.78)
Diluted	$(0.74)	$(0.54)	$(0.78)
Weighted-average number of common shares outstanding:
Basic	23,365,000	23,101,000	22,782,000
Diluted	23,365,000	23,101,000	22,782,000
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands of dollars)

	For the years ended December 31,
	2016	2015	2014
Net (loss)	$(17,388)	$(12,380)	$(17,725)
Other comprehensive (loss):
Foreign currency translation adjustments	(6)	(1,097)	(489)
Unrealized (losses)/gains from marketable securities, net of tax	(6)	(11)	4
Total other comprehensive (loss)	(12)	(1,108)	(485)
Comprehensive (loss)	$(17,400)	$(13,488)	$(18,210)
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2013	22,593	$227	$132,796	$(44,027)	$37	$76	$(486)	$88,623
Net loss				(17,725)				(17,725)
Foreign currency translation adjustments					(489)			(489)
Unrealized gain on marketable securities, net of tax					4			4
Exercise of stock options	60		297					297
Tax benefit from stock compensation expense			7					7
Stock compensation expense			2,322					2,322
Tax effect of expired vested options			(379)					(379)
Common shares issued upon vesting of restricted stock units	266	3	(58)					(55)
Treasury shares withheld	(59)						(304)	(304)
Balance at December 31, 2014	22,860	$230	$134,985	$(61,752)	$(448)	$76	$(790)	$72,301
Net loss				(12,380)				(12,380)
Foreign currency translation adjustments					(1,097)			(1,097)
Unrealized loss on marketable securities, net of tax					(11)			(11)
Stock compensation expense			1,809					1,809
Issuance of Deferred Director's shares	39	1	(71)					(70)
Tax effect of expired vested options			(908)			`		(908)
Common shares issued upon vesting of restricted stock units	352	3	(421)					(418)
Treasury shares withheld	(84)						(252)	(252)
Balance at December 31, 2015	23,167	$234	$135,394	$(74,132)	$(1,556)	$76	$(1,042)	$58,974
Net loss				(17,388)				(17,388)
Foreign currency translation adjustments					(6)			(6)
Unrealized loss on marketable securities, net of tax					(6)			(6)
Stock compensation expense			1,991					1,991
Common shares issued upon vesting of restricted stock units	382	4	(5)					(1)
Treasury shares withheld	(103)						(172)	(172)
Balance at December 31, 2016	23,446	$238	$137,380	$(91,520)	$(1,568)	$76	$(1,214)	$43,392
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)

	For the years ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net (loss)	$(17,388)	$(12,380)	$(17,725)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,780	2,067	1,922
Amortization	1,720	2,138	2,384
Loss (gain) on disposal of equipment	60	(26)	—
Allowance for doubtful accounts	(111)	—	762
Deferred income taxes	1,196	4,916	(9,524)
Stock compensation expense	1,991	1,809	2,322
Goodwill and intangible assets impairment	2,074	1,425	23,400
Excess and obsolete inventory reserve	825	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,522	7,880	6,117
Inventories	446	(560)	(616)
Prepaid expenses, other current assets and other noncurrent assets	2,893	(1,245)	(913)
Accounts payable	(2,445)	1,817	(3,600)
Accrued liabilities and other noncurrent liabilities	699	(913)	906
Net cash (used in) provided by operating activities	(2,738)	6,928	5,435

INVESTING ACTIVITIES
Purchases of property, equipment and patents	(940)	(802)	(2,808)
Proceeds from the sale of equipment	2	26	—
Purchases of other intangible assets	—	—	(3,010)
Payment for acquisitions, net of cash acquired	—	—	(8,079)
Net cash used in investing activities	(938)	(776)	(13,897)

FINANCING ACTIVITIES
Payments on short-term borrowings	—	(1,623)	—
Proceeds from exercises of stock options	—	—	297
Excess tax benefit from exercises of stock options	—	—	7
Change in restricted cash	(6,020)	—	—
Treasury shares withheld	(172)	(252)	(304)
Net cash used in financing activities	(6,192)	(1,875)	—
Effect of exchange rate fluctuations on cash	10	(1,230)	(639)
Net (decrease) increase in cash and cash equivalents	(9,858)	3,047	(9,101)
Cash and cash equivalents at beginning of year	21,684	18,637	27,738
Cash and cash equivalents at end of year	$11,826	$21,684	$18,637

Supplemental Cash Flow Information:
Cash paid for:
Interest	$—	$27	$125
Income taxes paid	$368	$—	$—
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
International revenues were $12,616, $22,179, and $28,116 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts represented 23%, 30%, and 36% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. We have foreign offices in Beijing, China and Gallarate, Italy.
Basis of Presentation
The consolidated financial statements include the accounts of Fuel Tech and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
Reclassifications
Certain reclassifications to prior year amounts have been made in the consolidated financial statements to conform to the current period presentation. In the third quarter of 2016, the Company concluded that it was appropriate to separately present restructuring charges in the Consolidated Statements of Operations. Accordingly, the corresponding reclassifications have also been made to the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.
Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company uses estimates in accounting for, among other items, revenue recognition, allowance for doubtful accounts, income tax provisions, excess and obsolete inventory reserve, impairment of long-lived assets, and warranty expenses. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are reasonable estimates of their fair value due to their short-term nature. Our marketable securities are carried at fair value based on quoted market prices in an active market.
Cash and Cash Equivalents
We include cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. We have never incurred realized or unrealized holdings gains or losses on securities classified as cash equivalents. Income resulting from short-term investments is recorded as interest income. At December 31, 2016, we had cash on hand of approximately $3,222 at our Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China. Cash on hand at our Italy subsidiary totaled approximately $2,408 at December 31, 2016.

Restricted Cash
Restricted cash represents funds that are restricted to satisfy any amount borrowed against the Company's existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. The amount of restricted cash was reduced by $1,000 on July 31, 2016 and became unrestricted cash and cash equivalents. The remaining balance of restricted cash totaling $6,020 will remain through the Maturity Date of the Facility. Refer to Note 10 Debt Financing for further information on the Facility.
Foreign Currency Risk Management
Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.
Accounts Receivable
Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on uncompleted contracts under the percentage of completion method. At December 31, 2016 and 2015, unbilled receivables were approximately $6,755 and $7,312, respectively.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2014	$1,189	$1,099	$(366)	$1,922
2015	$1,922	$—	$(150)	$1,772
2016	$1,772	$172	$(375)	$1,569
Prepaid expenses and other current assets
Prepaid expenses and other current assets includes Chinese banker acceptances of $838 and $2,144 as of December 31, 2016 and 2015. These are short-term commitments of typically 30 to 60 days for future payments and can be redeemed at a discount or applied to future vendor payments.
Inventories
Inventories consist primarily of spare parts and are stated at the lower of cost or market using the first-in, first-out method. Usage is recorded in cost of sales in the period that parts were issued to a project or used to service equipment. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. On December 31, 2016, the Company established an excess and obsolete inventory reserve of $825 of which $175 is included in inventories and $650 is included in other assets on the consolidated balance sheet. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. The table below sets forth the components of the Excess and Obsolete Inventory Reserve for the years ended December 31.

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2016	$—	$825	$—	$825

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

Accumulated Other Comprehensive (Loss)
The changes in accumulated other comprehensive (loss) by component were as follows:

	December 31,
	2016	2015
Foreign currency translation
Balance at beginning of period	$(1,568)	$(471)
Other comprehensive (loss):
Foreign currency translation adjustments (1)	(6)	(1,097)
Balance at end of period	$(1,574)	$(1,568)
Available-for-sale marketable securities
Balance at beginning of period	$12	$23
Other comprehensive (loss):
Net unrealized holding (loss) (2)	(6)	(11)
Balance at end of period	$6	$12
Total accumulated other comprehensive (loss)	$(1,568)	$(1,556)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.
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
The following table shows our goodwill activity by reporting unit during the periods ending December 31, 2016 and 2015:

	2016
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

Other Intangible Assets
Management reviews other finite-lived intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, trade names, and acquired technologies, for impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset or asset group is less than the carrying amount of the asset or asset group, an impairment loss equal to the excess of the asset or asset group's carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. In the fourth quarter of 2016, the Company performed an impairment test of the carrying value of our intangible assets to determine whether any impairment existed given the decline in our stock price and sustained operating losses in our APC segment. The Company determined that the sum of the expected undiscounted cash flows attributable to certain intangible assets was less than its carrying value and that an impairment charge was required. The impairment loss primarily related to the developed technology, customer relationships and trademarks acquired in the 2014 acquisition of PECO and FGC. The Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment charge of $2,074, which was included in “Goodwill and intangible assets impairment” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016.
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
Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. As of December 31, 2016 and 2015, the net patent asset balance, excluding patents acquired in business acquisitions, was $1,656 and $1,699, respectively. The third-party costs capitalized as patent costs during the years ended December 31, 2016 and 2015 were $166 and $244, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.
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
Amortization expense for intangible assets was $1,720, $2,138 and $2,384 for the years ended December 31, 2016, 2015 and 2014, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2016 and 2015, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2016			2015
Description of Other Intangibles	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11-15 years	$3,119	$(2,979)	$140	$3,633	$(3,114)	$519
Trademarks and trade names	8 years	351	(351)	—	441	(382)	59
Patent assets	1- 20 years	3,100	(1,444)	1,656	3,007	(1,210)	1,797
Acquired technologies	5-8 years	4,138	(2,483)	1,655	7,515	(2,746)	4,769
Total		$10,708	$(7,257)	$3,451	$14,596	$(7,452)	$7,144

The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2017	$805
2018	785
2019	574
2020	123
2021	123
Thereafter	1,041
Total	$3,451
Property and Equipment
Property and equipment is stated at historical cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $1,780, $2,067, and $1,922 for the years ended December 31, 2016, 2015 and 2014, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2016 and 2015, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life	2016	2015
Land		$1,440	$1,440
Building	39 years	4,535	4,535
Building and leasehold improvements	3-39 years	5,087	5,102
Field equipment	3-4 years	19,870	19,797
Computer equipment and software	2-3 years	2,973	2,978
Furniture and fixtures	3-10 years	1,521	1,527
Vehicles	5 years	36	36
Total cost		35,462	35,415
Less accumulated depreciation		(24,542)	(23,414)
Total net book value		$10,920	$12,001
Property and equipment is reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exists, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. Due to the existence of impairment indicators as more fully described above, we performed a more detailed analysis of potential long-lived asset impairment in the APC technology asset group during the fourth quarter of 2016 and 2015 using the aforementioned undiscounted cash flows analysis and concluded that no impairment of our fixed assets exists. A significant portion of our property and equipment is comprised of assets deployed at customer locations relating to our FUEL CHEM technology asset group, and due to the shorter-term duration over which this equipment is depreciated, the likelihood of impairment is mitigated. The discontinuation of a FUEL CHEM program at a customer site would most likely result in the re-deployment of all or most of the affected assets to another customer location rather than an impairment.
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

Stock-Based Compensation
Our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), was adopted in May 2014 and allows for awards to be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,400,676 shares that may be issued or reserved for awards to participants under the Incentive Plan as of December 31, 2016. Based on the existing issued or reserved awards in Incentive Plan, there are 748,742 shares available to be used for future awards to participants in the Incentive Plan as of December 31, 2016.
Basic and Diluted Earnings per Common Share
Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs) and the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options are excluded from diluted earnings per share because they are anti-dilutive. At December 31, 2016, 2015 and 2014, we had outstanding equity awards of 1,800,000, 2,068,000 and 1,628,000, respectively, which were antidilutive for the purpose of inclusion in the diluted earnings per share calculation because the exercise prices of the options were greater than the average market price of our common stock. As of December 31, 2016 and 2015, respectively, we had an additional 184,000 and 169,000 equity awards that were antidilutive because of the net loss in the year then ended. These equity awards could potentially dilute basic EPS in future years.
The table below sets forth the weighted-average shares used at December 31 in calculating earnings (loss) per share:

	2016	2015	2014
Basic weighted-average shares	23,365,000	23,101,000	22,782,000
Conversion of unsecured loan notes	—	—	—
Unexercised options and unvested restricted stock units	—	—	—
Diluted weighted-average shares	23,365,000	23,101,000	22,782,000
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
For the year ended December 31, 2016, we had one customer which individually represented greater than 10% of revenues. This customer contributed primarily to our APC technology segment and represented 19% of consolidated revenues. We had no customers that accounted for greater than 10% of our current assets as of December 31, 2016.

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
Treasury Stock
We use the cost method to account for its common stock repurchases. During the years ended December 31, 2016 and 2015, we withheld 103,097 and 84,486 shares of our Common Shares, valued at approximately $172 and $252, respectively, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. Refer to Note 6, “Treasury Stock,” for further discussion.

Recently Adopted Accounting Standards
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Current accounting principles require an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2016. The Company elected to early adopt ASU 2015-17 prospectively for the interim period beginning in the second quarter of 2016; thus, the prior reporting period was not retrospectively adjusted. See Note 4, Income Taxes, for further discussion.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606). This new accounting guidance on revenue recognition provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In August 2015, the FASB approved a one-year deferral to January 1, 2018. Early adoption is permitted as of the original effective date. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is in the initial stages of evaluating the impact of the new standard on the accounting policies, processes, and system requirements. While the Company continues to assess the potential impacts of the new standard and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. The Company is in the initial stages of evaluating the impact of the new standard on the accounting policies, processes, and system requirements. While the Company continues to assess the potential impacts of the new standard and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this Update simplify the income tax effects, minimum statutory tax withholding requirements and impact of forfeitures related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 will be effective for the Company beginning on January 1, 2017. The Company is in the initial stages of evaluating the impact of the new standard on the accounting policies, processes, and system requirements. While the Company continues to assess the potential impacts of the new standard and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will be effective for the Company beginning on January 1, 2018. The Company is in the initial stages of evaluating the impact of the new standard on the accounting policies, processes, and system requirements. While the Company continues to assess the potential impacts of the new standard and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this Update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 will be effective for the Company beginning on January 1, 2020. The Company is in the initial stages of evaluating the impact of the new standard on the accounting policies, processes, and system requirements. While the Company continues to assess the potential impacts of the new standard and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

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

The following unaudited pro-forma information represents the Company's results of operations as if the acquisition date had occurred on January 1, 2014:

Year Ended December 31, 2014
Revenue	$84,713
Net income / (loss)	(15,596)

Net income / (loss) per Common Share
Basic	$(0.68)
Diluted	$(0.68)
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

3.    CONSTRUCTION CONTRACTS IN PROGRESS
The status of contracts in progress as of December 31, 2016 and 2015 is as follows:

	2016	2015
Costs incurred on uncompleted contracts	$111,925	$94,686
Estimated earnings	55,527	52,246
Earned revenue	167,452	146,932
Less billings to date	(162,427)	(141,478)
Total	$5,025	$5,454
Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,755	$7,312
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,730)	(1,858)
Total	$5,025	$5,454
Costs and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable on the consolidated balance sheet, while billings in excess of costs and estimated earnings on uncompleted contracts are included in other accrued liabilities on the consolidated balance sheet.
As of December 31, 2016 we had two construction contracts in progress that were identified as loss contracts and a provision for losses of $41 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2015, we had two construction contract in progress that was identified as a loss contract and a provision for losses of $3 was recorded in other accrued liabilities on the consolidated balance sheet.

4.    INCOME TAXES
The components of (loss) income before taxes for the years ended December 31 are as follows:

Origin of income before taxes	2016	2015	2014
United States	$(13,016)	$(9,763)	$(25,142)
Foreign	(2,708)	1,140	(661)
(Loss) before income taxes	$(15,724)	$(8,623)	$(25,803)
Significant components of income tax (benefit) expense for the years ended December 31 are as follows:

	2016	2015	2014
Current:
Federal	$357	$(1,155)	$158
State	—	14	(34)
Foreign	105	120	1,108
Total current	462	(1,021)	1,232
Deferred:
Federal	—	4,143	(7,260)
State	—	548	(959)
Foreign	1,202	87	(1,091)
Total deferred	1,202	4,778	(9,310)
Income tax (benefit) expense	$1,664	$3,757	$(8,078)

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2016	2015	2014
Provision at the U.S. federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(2.4)%	(5.2)%	(3.6)%
Foreign tax rate differential	—%	(0.6)%	0.1%
Valuation allowance	42.7%	72.3%	1.2%
Other true up	0.6%	7.8%	(0.4)%
Intangible assets impairment and other non-deductibles	—%	2.2%	5.9%
Other	4.1%	1.1%	(0.5)%
Income tax expense (benefit) effective rate	11.0%	43.6%	(31.3)%
The deferred tax assets and liabilities at December 31 are as follows:

	2016	2015
Deferred tax assets:
Stock compensation expense	$2,624	$3,394
Goodwill	2,235	2,673
Royalty accruals	353	992
Intangible assets	967	—
Bad debt allowance	389	333
Inter-company interest expense accrual	629	476
Net operating loss carryforwards	5,485	1,576
Credit carry-forwards	584	359
Inventory reserve	318	—
Other	399	637
Total deferred tax assets	13,983	10,440
Deferred tax liabilities:
Depreciation	(460)	(777)
Intangible assets	—	(294)
Other	(344)	(306)
Total deferred tax liabilities	(804)	(1,377)
Net deferred tax asset before valuation allowance	13,179	9,063
Valuation allowances for deferred tax assets	(13,179)	(7,832)
Net deferred tax asset	$—	$1,231
Net deferred tax assets and liabilities are recorded as follows within the consolidated balance sheets:

Current assets	$—	$239
Long-term assets (liabilities)	—	992
Net deferred tax asset	$—	$1,231
The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2014	$1,833	—	173	$2,006
2015	$2,006	6,625	(799)	$7,832
2016	$7,832	5,347	—	$13,179

For the years ended December 31, 2016, 2015, there were no exercises of stock options. For the year ended December 31, 2014, we recorded tax benefits from the exercise of stock options in the amount of $7. This amount was recorded as an increase in additional paid-in capital on the consolidated balance sheet and as cash from financing activities on the consolidated statements of cash flows. We also reduced the deferred tax asset related to stock-based compensation by $0 and $908 for fully vested options that expired unexercised and by $0 and $421 for the excess of stock-based compensation over the related tax benefit recognized for restricted stock units that vested during 2016 and 2015, respectively. These reductions in deferred tax assets were recorded against additional paid-in capital and had no impact on our results from operations.
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
The following table summarizes our unrecognized tax benefit activity (excluding interest and penalties) during the years ended December 31, 2016, 2015 and 2014:

Description	2016	2015	2014
Balance at beginning of period	$140	$117	$65
Increases in positions taken in a current period	—	38	52
Decreases due to settlements	(140)	(15)	—
Balance at end of period	$—	$140	$117
We recognize interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. There were no interest and penalties recognized in income tax expense during the years ended December 31, 2016, 2015 and 2014. The total amount of unrecognized tax benefits as of December 31, 2016, 2015 and 2014, including interest and penalties, was $0, $140 and $117, respectively, all of which if ultimately recognized will reduce our annual effective tax rate. None of the unrecognized tax benefit will be recognized into income in 2016 due to the lapsing of statutes of limitations.
We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2013.
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
As required by ASC 740, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At December 31, 2016, we recorded a full valuation allowance of $1,268 on our China deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. We have approximately $8,981 of US net operating loss carryforwards available to offset future US taxable income as of December 31, 2016. The net operating loss carry-forwards related to tax losses generated in prior years in the US begin to expire in 2035. Further, we have tax loss carry-forwards of approximately $4,209 available to offset future foreign income in Italy as of December 31, 2016. We have recorded a full valuation allowance against the resulting $1,158 deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to utilize the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated in prior years in Italy.
Effective beginning April 1, 2016, Fuel Tech prospectively adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" and as a result classified all deferred tax assets and liabilities as non-current.

5.    COMMON SHARES
At December 31, 2016 and 2015, respectively, we had 23,800,924 and 23,419,008 Common Shares issued and 23,446,035 and 23,167,216 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). As of December 31, 2016, we had 4,400,676 shares reserved for issuance upon the exercise or vesting of equity awards, of which 1,039,750 are stock options that are currently exercisable (see Note 8).

6.    TREASURY STOCK
Common shares held in treasury totaled 354,889 and 251,792 with a cost of $1,214 and $1,042 at December 31, 2016 and 2015, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the current and prior years.

7.    NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES
At December 31, 2016 and 2015, respectively, we had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (the “Loan Notes”) outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2016, the nil coupon loan notes were convertible into 6,715 common shares. Based on our closing stock price of $1.15 at December 31, 2016, the aggregate fair value of the common shares that the holders would receive if all the loan notes were converted would be approximately $8, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of our dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheet. The notes do not hold distribution or voting rights unless and until converted into common shares.
In 2016, 2015 and 2014, there were no Loan Notes repurchased by the Company.

8.    STOCK-BASED COMPENSATION
Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,400,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. At December 31, 2016, we had approximately 748,742 equity awards available for issuance under the Incentive Plan.
Stock-based compensation is included in selling, general and administrative costs in our consolidated statements of operations.
The components of stock-based compensation for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the Year Ended December 31,
	2016	2015	2014
Stock options	$90	$194	$236
Restricted stock units	1,901	1,615	2,086
Total stock-based compensation expense	1,991	1,809	2,322
Tax benefit of stock-based compensation expense	—	(696)	(892)
After-tax effect of stock based compensation	$1,991	$1,113	$1,430
As of December 31, 2016, there was $1,840 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.6 years.

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
Based on the results of the model, the weighted-average fair value of the stock options granted during the 12-month periods ended December 31, 2016, 2015 and 2014, respectively, were $1.11, $1.54 and $2.20 per share using the following weighted average assumptions:

	2016	2015	2014
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.85%	2.21%	1.55%
Expected volatility	62.3%	51.6%	47.4%
Expected life of option	8.8 years	8.8 years	4.9 years
The following table presents a summary of our stock option activity and related information for the years ended December 31:

	2016		2015		2014
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,191,125	$10.48	1,546,500	$11.62	1,688,500	$11.88
Granted	81,000	1.58	126,000	2.44	94,500	5.22
Exercised	—	—	—	—	(60,000)	4.96
Expired or forfeited	(232,375)	16.72	(481,375)	12.04	(176,500)	13.01
Outstanding at end of year	1,039,750	$8.39	1,191,125	$10.48	1,546,500	$11.62
Exercisable at end of year	1,039,750	$8.39	1,191,125	$10.48	1,546,500	$11.62
Weighted-average fair value of options granted during the year		$1.11		$1.54		$2.20

The following table provides additional information regarding our stock option activity for the 12 months ended December 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding on January 1, 2016	1,191,125	$10.48
Granted	81,000	1.58
Exercised	—	—
Expired or forfeited	(232,375)	16.72
Outstanding on December 31, 2016	1,039,750	$8.39	4.6 years	$—
Exercisable on December 31, 2016	1,039,750	$8.39	4.6 years	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $1.15 as of December 31, 2016, which would have been received by the option holders had those options holders exercised their stock options as of that date.
The following table summarizes information about stock options outstanding at December 31, 2016:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 1.58 - $6.58	531,500	6.9 years	$3.70	531,500	$3.70
$ 6.59 - $11.59	367,250	2.6 years	9.73	367,250	9.73
$11.60 - $16.60	20,000	1.6 years	15.42	20,000	15.42
$16.70 - $21.70	15,000	1.2 years	17.82	15,000	17.82
$21.80 - $26.80	106,000	0.9 years	24.56	106,000	24.56
$ 1.58 - $26.80	1,039,750	4.6 years	$8.39	1,039,750	$8.39
Non-vested stock option activity for the 12 months ended December 31, 2016 was as follows:

	Non-Vested Stock Options Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2016	—	$—
Granted	81,000	1.11
Vested	(81,000)	1.11
Forfeited	—	—
Outstanding on December 31, 2016	—	—
As of December 31, 2016, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. Fuel Tech received proceeds from the exercise of stock options of $0, $0 and $297 in the years ended December 31, 2016, 2015 and 2014, respectively. The intrinsic value of options exercised in the years ended December 31, 2016, 2015 and 2014 was $0, $0 and $103, respectively. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements.
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

We recorded expense of approximately $1,901, $1,615 and $2,086 associated with our restricted stock unit awards in 2016, 2015 and 2014, respectively. At December 31, 2016 there was $1,840 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 1.6 years. During the years ended December 31, 2016 and 2015, there were 381,916 and 351,938 restricted stock units that vested with a grant date fair value of $1,667 and $1,821, respectively.

A summary of restricted stock unit activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted units at January 1, 2014	772,016	5.35
Granted	484,450	5.63
Forfeited	(13,306)	5.27
Vested	(266,091)	5.84
Unvested restricted stock units at December 31, 2014	977,069	5.36
Granted	789,500	3.33
Forfeited	(209,748)	4.62
Vested	(351,938)	5.17
Unvested restricted stock units at December 31, 2015	1,204,883	4.21
Granted	845,862	1.88
Forfeited	(205,033)	4.25
Vested	(381,916)	4.36
Unvested restricted stock units at December 31, 2016	1,463,796	2.82
Deferred Directors Fees
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2016, 2015 and 2014, there was no stock-based compensation expense under the Deferred Plan.

9.    COMMITMENTS AND CONTINGENCIES

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
Operating Leases
We lease office space, automobiles and certain equipment under agreements expiring on various dates through 2020. Future minimum lease payments under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2016 are as follows:

Year of Payment	Amount
2017	$778
2018	476
2019	439
2020	88
Total	$1,781
For the years ended December 31, 2016, 2015 and 2014, rent expense, net of related party sub-lease income, approximated $1,006, $1,166, and $1,041, respectively.
We are party to a sublease agreement with American Bailey Corporation (ABC) that obligates ABC to reimburse us for its share of lease and lease-related expenses under our February 1, 2010 lease of executive offices in Stamford, Connecticut. Please refer to Note 11 to the consolidated financial statements for a discussion of our relationship with ABC. The future minimum lease income under this non-cancellable sublease as of December 31, 2016 is as follows:

Year of Payment	Amount
2017	$155
2018	155
2019	155
Total	$465
The terms of the Company’s eight primary lease arrangements are as follows:

•	The Stamford, Connecticut building lease, for approximately 6,440 square feet, runs from February 1, 2010 to December 31, 2019. The facility houses certain administrative functions.

•
The Beijing, China building lease, for approximately 8,000 square feet, runs from September 1, 2014 to August 31, 2017. This facility serves as the operating headquarters for our Beijing Fuel Tech operation.

•	The Durham, North Carolina building lease, for approximately 2,590 square feet, runs from July 1, 2016 to July 31, 2019. This facility houses engineering operations.

•	The Gallarate, Italy building lease, for approximately 1,300 square feet, runs from May 1, 2013 to April 30, 2019. This facility serves as the operating headquarters for our European operations.

•
The Westlake, Ohio building lease, for approximately 5,000 square feet, runs from May 1, 2014 to April 30, 2017. This facility houses engineering operations. Upon expiration of the existing lease on April 30, 2017, the Company will move to a smaller location with 3,000 square feet of space, and with the lease term commencing on May 1, 2017 and ending on April 30, 2020.

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
As of December 31, 2016, we had outstanding bank performance guarantees and letters of credit in the amount of $3,314 and performance surety bonds in the amount of $4,598 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees and letters of credit expire in dates ranging from March 2017 through October 2019. The expiration dates may be extended if the project completion dates are extended. Our management believes it is probable that these projects will be successfully completed and that there will not be a material adverse impact on our operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.
Product Warranties
We issue a standard product warranty with the sale of our products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. Changes in the warranty liability in 2016, 2015 and 2014 are summarized below:

	2016	2015	2014
Aggregate product warranty liability at beginning of year	$268	$268	$596
Net aggregate expense (income) related to product warranties	(109)	8	(311)
Aggregate reductions for payments	—	(8)	(17)
Aggregate product warranty liability at end of year	$159	$268	$268

During the second quarter of 2016, the Company received a notice from a contractor that performed installation work on one of the Company's APC projects regarding $3.9 million in purported expenses beyond the contractually agreed cap on expenses. The Company initiated the process, as required by the Company's contract with the subcontractor, to submit the dispute into mediation. On March 2, 2017, the Company agreed to a final settlement with the subcontractor of $1,150,000 and the full amount is included in the accrued liabilities line of the consolidated balance sheet as of December 31, 2016.

10.    DEBT FINANCING

On June 30, 2015, Fuel Tech amended its existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) to extend the maturity date through June 30, 2017. The total availability under the facility was $15,000 and contained a provision to increase the facility up to a total principal amount of $25,000 upon approval from JPM Chase. The Facility was unsecured, bears interest at a rate of LIBOR plus 300 basis points, and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Fuel Tech can use this Facility for cash advances and standby letters of credit. As of December 31, 2016 and December 31, 2015, there were no outstanding borrowings on the credit facility.

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

At December 31, 2016 and 2015, we had outstanding standby letters of credit and bank guarantees totaling approximately $3,292 and $7,803, respectively, on our domestic credit facility in connection with contracts in process. We are committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2016 and 2015, there were no cash borrowings under the domestic revolving credit facility and approximately $1,708 and $7,197, respectively, was available for future borrowings. We pay a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 24, 2016, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $936), which expires on June 23, 2017. The Company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 35 million facility that expired on June 24, 2016. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2016 and December 31, 2015, Beijing Fuel Tech had no cash borrowings under the China Facility.

At December 31, 2016 and 2015, we had outstanding standby letters of credit and bank guarantees totaling approximately $22 and $57, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2016 and 2015, approximately $914 and $5,335 was available for future borrowings.
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

11.    RELATED PARTY TRANSACTIONS
Persons now or formerly associated with American Bailey Corporation (ABC), including our Chairman, currently own approximately 29% of our outstanding Common Shares. On January 1, 2004, we entered into an agreement whereby ABC reimburses us for services that certain employees provide to ABC. In addition, ABC is a sub-lessee under our February 1, 2010 lease of its offices in Stamford, Connecticut, which runs through December 31, 2019. ABC reimburses us for its share of lease and lease-related expenses under the sublease agreement. The Stamford facility houses certain administrative functions. The amounts earned from ABC related to the subleases for the years ended December 31, 2016, 2015 and 2014, were $165, $155 and $144, respectively. The amount due from ABC related to the sublease agreement was $13, $14 and $13 at December 31, 2016, 2015 and 2014 respectively.

12.    DEFINED CONTRIBUTION PLAN
We have a retirement savings plan available for all our U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by the employees with additional contributions made at the discretion of the Board of Directors. Costs related to this plan were $376, $433 and $464 in 2016. 2015 and 2014, respectively.

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

•
The Fuel Conversion segment represents a new business initiative we commenced in 2014. As described in Note 1, we acquired intellectual property rights and know-how related to the CARBONITE® fuel conversion process and technology. This process can convert coals of various grades into value-added products that are high in energy content, carbon-rich and less pollutive. This technology has a number of potential applications including certain coal replacement, electric arc furnace (EAF) reductant, ferro-alloy feedstock, absorbent and Hg reduced carbon stock. During 2015, we have been testing and developing the engineered carbon products for specific markets. We are in the process of evaluating the commercialization of these product offerings with prospective customers and considering alternatives. We have earned no significant revenue other than for test products from perspective customers for the years ended December 31, 2016, 2015 and 2014.

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
Information about reporting segment net sales and gross margin are provided below:

For the year ended December 31, 2016	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$34,052	$21,109	$—	$—	$55,161
Cost of sales	(25,370)	(10,997)	—	—	(36,367)
Gross margin	8,682	10,112	—	—	18,794
Selling, general and administrative	—	—	—	(25,564)	(25,564)
Restructuring charge	(537)	(891)	—	—	(1,428)
Research and development	—	—	(2,800)	(1,752)	(4,552)
Goodwill and intangible assets impairment	—	—	—	(2,074)	(2,074)
Operating (loss) income	$8,145	$9,221	$(2,800)	$(29,390)	$(14,824)

For the year ended December 31, 2015	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$43,485	$30,179	$—	$—	$73,664
Cost of sales	(30,612)	(14,495)	—	—	(45,107)
Gross margin	12,873	15,684	—	—	28,557
Selling, general and administrative	—	—	—	(30,897)	(30,897)
Restructuring charge	(149)	(70)	—	—	(219)
Research and development	—	—	(2,826)	(1,447)	(4,273)
Goodwill and intangible assets impairment	(1,425)	—	—	—	(1,425)
Operating (loss) income	$11,299	$15,614	$(2,826)	$(32,344)	$(8,257)

For the year ended December 31, 2014	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$42,031	$36,986	$—	$—	$79,017
Cost of sales	(26,586)	(17,303)	—	—	(43,889)
Gross margin	15,445	19,683	—	—	35,128
Selling, general and administrative	—	—	—	(35,432)	(35,432)
Restructuring charge	—	—	—	—	—
Research and development	—	—	(277)	(1,182)	(1,459)
Goodwill and intangible assets impairment	(23,400)	—	—	—	(23,400)
Operating (loss) income	$(7,955)	$19,683	$(277)	$(36,614)	$(25,163)
Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

For the years ended December 31,	2016	2015	2014
Revenues:
United States	$42,545	$51,485	$50,901
Foreign	12,616	22,179	28,116
	$55,161	$73,664	$79,017

As of December 31,	2016	2015
Assets:
United States	$37,684	$47,437
Foreign	20,104	28,574
	$57,788	$76,011

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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

The fair value of our marketable securities was $9 and $19 at December 31, 2016 and 2015, respectively, and was determined using quoted prices in active markets for identical assets (level 1 fair value measurements). Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2016 and 2015.
The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.
The following table summarizes the Company's assets measured at fair value on a non-recurring basis relating to an intangible assets impairment charge recognized during 2016 primarily related to the customer lists, developed technology and trademarks acquired in the 2014 acquisition of PECO and FGC in the APC technology segment, as more fully described in Note 1.

	Level 1	Level 2	Level 3	Impairment Losses	Fair Value at December 31, 2016
Other intangible assets, net	$—	$—	$5,525	$(2,074)	$3,451
	$—	$—	$5,525	$(2,074)	$3,451
The following table summarizes the Company's assets measured at fair value on a non-recurring basis relating to an intangible assets impairment charge recognized during 2015 primarily related to the customer lists acquired in the 2014 acquisition of PECO and FGC in the APC technology segment, as more fully described in Note 1.

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

15.    RESTRUCTURING ACTIVITIES

In July 2016, the Company reduced its workforce to better align its organizational infrastructure to its revised operating plans. The Company recorded a charge of $1,428 in 2016 in connection with the workforce reduction. The charge consisted primarily of one-time severance payments and benefit continuation costs. The Company incurred restructuring charges of $219 for the twelve-months ended December 31, 2015. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities" line of the consolidated balance sheets for the three- and twelve-months ending December 31, 2016 and 2015:

	Twelve Months Ended
	2016	2015
Restructuring liability at January 1,	$—	$—
Amounts expensed	1,428	219
Amounts paid	(1,119)	(219)
Restructuring liability at December 31,	$309	$—

16.    Unaudited Quarterly Financial Data
Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2016 and 2015.

For the quarters ended	March 31	June 30	September 30	December 31
2016
Revenues	$17,822	$15,175	$12,596	$9,568
Cost of sales	11,774	9,595	7,281	7,717
Net (loss)	(2,637)	(2,628)	(3,019)	(9,104)
Net (loss) per common share:
Basic	$(0.11)	$(0.11)	$(0.13)	$(0.39)
Diluted	$(0.11)	$(0.11)	$(0.13)	$(0.39)
2015
Revenues	$15,103	$18,683	$21,677	$18,201
Cost of sales	8,437	11,547	13,829	11,294
Net (loss)	(1,654)	(1,371)	(289)	(9,066)
Net (loss) per common share:
Basic	$(0.07)	$(0.06)	$(0.01)	$(0.39)
Diluted	$(0.07)	$(0.06)	$(0.01)	$(0.39)

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
Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

ITEM 9B - OTHER INFORMATION
None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in our definitive Proxy Statement related to the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.
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
Other information concerning our directors and executive officers and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in our Proxy Statement related to the 2017 Annual Meeting of Stockholders and is incorporated by reference.
ITEM 11 - EXECUTIVE COMPENSATION
Information required by this Item will be set forth under the caption “Executive Compensation” in our definitive Proxy Statement and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2016, under which our securities were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,503,546	$8.39	748,742

(1)	Includes Common Shares of Fuel Tech, Inc. authorized for awards under Fuel Tech’s 2014 Long-Term Incentive Plan adopted in May of 2014.
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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive (Loss) Income for Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules
All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/5/2006
3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/5/2006
3.3	Amended and Restated By-Laws of Fuel Tech, Inc. dated as of May 28, 2015		8-K		3.1	6/1/2015
4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	9/30/2009	4.1	11/4/2009
4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	9/30/2009	4.2	11/4/2009
4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	9/30/2009	4.3	11/4/2009
4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/2/2006
4.5*	Fuel Tech, Inc. 2014 Long-Term Incentive Plan		S-8		4.1	3/31/2014
4.6*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/2006	4.6	3/6/2007
4.7	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Non-Employee Director's Stock Option Agreement		10-Q	6/30/2014	4.2	8/11/2014
4.8*	Fuel Tech, Inc. Form of Non-Qualified Stock Option Agreement		10-K	12/31/2006	4.7	3/6/2007
4.9*	Fuel Tech, Inc. Form of Incentive Stock Option Agreement		10-K	12/31/2006	4.8	3/6/2007
4.10*	Fuel Tech, Inc. Form of Revised Restricted Stock Unit Agreement		10-K	12/31/2011	4.9	3/5/2012
4.11*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement (2014 Long-Term Incentive Plan)		10-Q	6/30/2014	4.1	8/11/2014
4.12*	Fuel Tech, Inc. Form of 2011 Executive Performance RSU Award Agreement		8-K		10.1	3/28/2011
4.13*	Fuel Tech, Inc. Form of 2012 Executive Performance RSU Award Agreement		8-K		4.2	5/7/2013
4.14*	Fuel Tech, Inc. Form of 2013 Executive Performance RSU Award Agreement		8-K		4.3	5/7/2013
4.15*	Fuel Tech, Inc. Form of 2015 Executive Performance RSU Award Agreement		10-Q	3/31/2015	10.3	5/11/2015
4.16*	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Stock Option Agreement		10-Q	3/31/2015	10.2	5/11/2015
4.17*	Fuel Tech, Inc. Form of 2016 Executive Performance RSU Award Agreement		10-K	12/31/2015	4.17	3/24/2015

10.1**	License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.	10-K	12/31/1999	3.3	3/30/2000
10.2**	Amendment No. 1, dated February 28, 2000, to License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.	10-K	12/31/1999	3.3	3/30/2000

10.3	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.	8-K		99.1	2/7/2007
10.4**	Restated Supply Agreement, dated March 4, 2009, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, LLC.	10-K	12/31/2008	10.7	3/5/2009
10.5	Amendment No. 1 to Restated Supply Agreement, dated October 31, 2013, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, Inc.	10-Q	9/30/2013	10.1	11/7/2013
10.6	Stock Purchase Agreement, dated April 28, 2014, between Lawrence Ekey and Fuel Tech, Inc.	10-Q	3/31/2014	10.1	5/12/2014
10.7	Credit Agreement, dated as of June 30, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.5	11/4/2009
10.8	First Amendment to Credit Agreement, dated as of October 5, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.6	11/4/2009
10.9	Second Amendment to Credit Agreement, dated as of November 4, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.7	11/4/2009
10.10	Third Amendment to Credit Agreement, dated as of June 30, 2011, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2011	4.1	8/8/2011
10.11	Fourth Amendment to Credit Agreement, dated as of June 30, 2013, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2013	4.1	8/7/2013
10.12	Fifth Amendment to Credit Agreement, dated as of June 16th, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-K	12/31/2015	10.12	3/24/2015
10.13	Sixth Amendment to Credit Agreement, dated as of June 30, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2015	10.2	8/10/2015
10.14	Seventh Amendment to Credit Agreement, dated as of December 31, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-K	12/31/2015	10.14	3/24/2015
10.15	Eight Amendment to Credit Agreement, dated as of May 9, 2016, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	3/31/2016	10.1	5/10/2016
10.16	Cash Collateral Pledge Agreement, dated as of May 27, 2016, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2016	10.1	8/9/2016
10.17	Sublease Agreement, dated December 9, 2009, between Fuel Tech, Inc. and American Bailey Corporation	10-K	12/31/2009	10.14	3/4/2010
10.18*	2014 Executive Officer Incentive Plan of Fuel Tech, Inc.	10-K	12/31/2013	10.16	3/10/2014
10.19*	2015 Executive Officer Incentive Plan of Fuel Tech, Inc.	10-Q	3/31/2015	10.1	5/11/2015
10.20*	2016 Executive Officer Plan of Fuel Tech, Inc.	10-K	12/31/2016	10.18	3/24/2015
10.21*	2016 Corporate Incentive Plan of Fuel Tech, Inc.	10-K	12/31/2016	10.19	3/24/2015
10.22*	Employment Agreement, dated August 2, 2010, between David S. Collins and Fuel Tech, Inc.	10-Q	6/30/2010	10.1	8/9/2010
10.23*	Employment Agreement, dated April 1, 2010, between Douglas G. Bailey and Fuel Tech, Inc.	10-K	12/31/2010	10.19	3/9/2011
10.24*	Employment Agreement, dated August 31, 2009, between Robert E. Puissant and Fuel Tech, Inc.	10-K	12/31/2010	10.20	3/9/2011
10.25*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.	10-K	12/31/2011	10.21	3/5/2012
10.26*	Employment Agreement, dated July 13, 2003, between Albert G. Grigonis and Fuel Tech, Inc.	10-K	12/31/2013	10.21	3/10/2014

23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.1 INS	XBRL Instance Document.

101.2 SCH	XBRL Taxonomy Extension Schema Document.

101.3 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Indicates a management contract or compensatory plan or arrangement.

**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES AND CERTIFICATIONS
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 14, 2017	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2017	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.
Date: March 14, 2017

Signature	Title

/s/ Vincent J. Arnone	President and Chief Executive Officer (Principal Executive Officer)
Vincent J. Arnone

/s/ David S. Collins	Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
David S. Collins

/s/ Douglas G. Bailey	Executive Chairman
Douglas G. Bailey

/s/ W. Grant Gregory	Director
W. Grant Gregory

/s/ Thomas S. Shaw, Jr.	Director
Thomas S. Shaw, Jr.

/s/ Dennis L. Zeitler	Director
Dennis L. Zeitler

/s/ James J. Markowsky, Ph.D.	Director
James J. Markowsky, Ph.D.