Form 10-Q
period 2017-03-31
FUEL TECH, INC.
filed 2017-05-11
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to______.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 30, 2017 there were outstanding 23,746,847 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the three-month period ended March 31, 2017

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$10,203	$11,826
Restricted cash	6,020	6,020
Marketable securities	11	9
Accounts receivable, net of allowance for doubtful accounts of $1,581 and $1,569, respectively	15,363	18,790
Inventories, net	1,244	1,012
Prepaid expenses and other current assets	2,796	2,891
Income taxes receivable	72	87
Total current assets	35,709	40,635
Property and equipment, net of accumulated depreciation of $24,942 and $24,542, respectively	10,362	10,920
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $7,765 and $7,257, respectively	3,283	3,451
Other assets	684	666
Total assets	$52,154	$57,788
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	4,480	6,303
Accrued liabilities:
Employee compensation	1,170	1,390
Other accrued liabilities	5,169	6,357
Total current liabilities	10,819	14,050
Other liabilities	365	346
Total liabilities	11,184	14,396
COMMITMENTS AND CONTINGENCIES (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 23,914,256 and 23,800,924 shares issued, and 23,533,883, and 23,446,035 shares outstanding, respectively	239	238
Additional paid-in capital	137,369	137,380
Accumulated deficit	(94,026)	(91,520)
Accumulated other comprehensive loss	(1,451)	(1,568)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,237)	(1,214)
Total shareholders’ equity	40,970	43,392
Total liabilities and shareholders’ equity	$52,154	$57,788
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$8,491	$17,822
Costs and expenses:
Cost of sales	4,769	11,774
Selling, general and administrative	5,154	7,162
Restructuring charge	61	317
Research and development	1,014	1,158
	10,998	20,411
Operating loss	(2,507)	(2,589)
Interest income	3	10
Other expense	(2)	(263)
Loss before income taxes	(2,506)	(2,842)
Income tax benefit	—	205
Net loss	$(2,506)	$(2,637)
Net loss per common share:
Basic	$(0.11)	$(0.11)
Diluted	$(0.11)	$(0.11)
Weighted-average number of common shares outstanding:
Basic	23,472,000	23,184,000
Diluted	23,472,000	23,184,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,506)	$(2,637)
Other comprehensive income:
Foreign currency translation adjustments	116	429
Unrealized gains (losses) from marketable securities, net of tax	1	(3)
Total other comprehensive income	117	426
Comprehensive loss	$(2,389)	$(2,211)
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(2,506)	$(2,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	405	486
Amortization	205	434
Loss on disposal of equipment	10	1
Provision for doubtful accounts, net of recoveries	—	(99)
Deferred income taxes	—	(99)
Stock-based compensation, net of forfeitures	(10)	461
Changes in operating assets and liabilities:
Accounts receivable	3,525	(3,331)
Inventories	(26)	219
Prepaid expenses, other current assets and other non-current assets	108	597
Accounts payable	(1,848)	(377)
Accrued liabilities and other non-current liabilities	(1,483)	(1,243)
Net cash used in operating activities	(1,620)	(5,588)
Investing Activities
Purchases of property, equipment and patents	(97)	(91)
Proceeds from the sale of equipment	—	1
Net cash used in investing activities	(97)	(90)
Financing Activities
Change in restricted cash	—	(7,020)
Taxes paid on behalf of equity award participants	(23)	(53)
Net cash used in financing activities	(23)	(7,073)
Effect of exchange rate fluctuations on cash	117	450
Net decrease in cash and cash equivalents	(1,623)	(12,301)
Cash and cash equivalents at beginning of period	11,826	21,684
Cash and cash equivalents at end of period	$10,203	$9,383
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.
Reclassifications
Certain reclassifications to prior year amounts have been made in the consolidated financial statements to conform to the current year presentation. The Company concluded that it was appropriate to separately present restructuring charges in the Consolidated Statement of Operations. Accordingly, the corresponding reclassification has been made to the Consolidated Statement of Operations for the quarter ended March 31, 2016.

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
Fuel Tech uses the percentage of completion method of accounting for equipment construction and license contracts that are sold within the Air Pollution Control (APC) technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. The completed contract method is used for certain contracts that are not long-term in nature or when reasonably dependable estimates of the percentage of completion cannot be made. When the completed contract method is used, revenue and costs are deferred until the contract is substantially complete, which usually occurs upon customer acceptance of the installed product. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined.

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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At March 31, 2017 and December 31, 2016, unbilled receivables were approximately $3,711 and $6,755, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $1,720 and $1,730, at March 31, 2017 and December 31, 2016, respectively, and are included in other accrued liabilities on the consolidated balance sheets.
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
Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this Update simplify the income tax effects, minimum statutory tax withholding requirements and impact of forfeitures related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for the Company beginning on January 1, 2017. The adoption of ASU 2016-09 did not have a material effect on our earnings, cash flows, or financial position. See Note 7, Stock-Based Compensation, for further discussion.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This new accounting guidance more clearly articulates the requirements for the measurement and disclosure of inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This new accounting guidance requires the measurement of inventory at lower of cost and net realizable value. The adoption of ASU 2015-11 is effective for the Company beginning on January 1, 2017 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

3.    Restructuring Activities

In July 2016, the Company reduced its workforce to better align its organizational infrastructure to its revised operating plans. The Company continued to reduce its workforce during Q1 2017. The Company recorded a charge of $61 and $317 for the three-months ending March 31, 2017 and 2016, respectively, in connection with the workforce reduction. The charge consisted primarily of one-time severance payments and benefit continuation costs. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities" line of the consolidated balance sheets for the three-months ending March 31, 2017 and 2016:

	Three Months Ended
	2017	2016
Restructuring liability at January 1,	$309	$—
Amounts expensed	61	317
Amounts paid	(184)	(304)
Restructuring liability at March 31,	$186	$13

4.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended
	March 31,
	2017	2016
Foreign currency translation
Balance at beginning of period	$(1,574)	$(1,568)
Other comprehensive loss:
Foreign currency translation adjustments (1)	116	429
Balance at end of period	$(1,458)	$(1,139)
Available-for-sale marketable securities
Balance at beginning of period	$6	$12
Other comprehensive income:
Net unrealized holding gain (loss) (2)	1	(3)
Balance at end of period	$7	$9
Total accumulated other comprehensive loss	$(1,451)	$(1,130)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

5.    Treasury Stock
Common stock held in treasury totaled 374,821 and 354,889 with a cost of $1,237 and $1,214 at March 31, 2017 and December 31, 2016, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that have vested in the periods presented.

6.    Earnings per Share
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three months ended March 31, 2017 and 2016, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Basic weighted-average shares	23,472,000	23,184,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested RSUs	—	—
Diluted weighted-average shares	23,472,000	23,184,000

Fuel Tech had 1,792,000 and 2,070,000 weighted average equity awards outstanding at March 31, 2017 and 2016, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

7.    Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,400,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of March 31, 2017, Fuel Tech had 1,289,670 shares available for share-based awards under the 2014 Plan.

We adopted the provisions of ASU 2016-09 as of January 1, 2017. Pursuant to this adoption, we recorded any excess tax benefits within income tax expense for the quarter ended March 31, 2017, where previously these were recorded as increases or decreases to additional paid-in capital. This change has been applied prospectively effective January 1, 2017, and therefore no adjustments were made to prior periods. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the quarter ended March 31, 2017. In addition, we have continued to account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. In accordance with the guidance, we retrospectively reported cash paid on behalf of employees for withholding shares for tax-withholding purposes as a financing activity in the Consolidated Statement of Cash Flows. Additionally, there were no excess tax benefits for the quarter-ended March 31, 2017. Any future excess tax benefits will be classified as an operating activity, applied prospectively. The adoption of this ASU did not result in a material change in our earnings, cash flows, or financial position.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three month periods ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Stock options and restricted stock units, net of forfeited	$(10)	$461
Tax benefit of stock-based compensation expense	—	—
After-tax effect of stock-based compensation (1)	$(10)	$461

(1) The decrease in stock-based compensation expense is due to the reversal of expense in the first quarter of 2017 associated with certain performance-based RSU grants which did not achieve specified performance criteria.
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
There was no stock option activity for Fuel Tech’s Incentive Plans for the three months ended March 31, 2017. The Company had 1,039,750 options outstanding and exercisable with a weighted-average exercise price of $8.39 at March 31, 2017 and December 31, 2016. There is no aggregate intrinsic value for the stock options outstanding at March 31, 2017 and December 31, 2016.
As of March 31, 2017, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.
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

At March 31, 2017, there is $1,051 of unrecognized compensation costs related to restricted stock unit awards to be recognized over a weighted average period of 1.59 years.
A summary of restricted stock unit activity for the three months ended March 31, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2017	1,463,796	$2.82
Granted	—	—
Forfeited	(200,000)	3.03
Vested	(113,332)	4.28
Unvested restricted stock units at March 31, 2017	1,150,464	$2.64
The fair value of restricted stock that vested during the three month period ending March 31, 2017 was $131.
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards. In the three-month periods ended March 31, 2017 and 2016, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

8.    Debt Financing

On May 9, 2016, the Company amended its existing U.S. Domestic credit facility with JPM Chase such that the financial covenants as set forth in the credit agreement would not be measured for the period ending as of March 31, 2016, and were removed in their entirety from the Facility. The credit availability under the Facility has been reduced from $15,000 to $7,000 with this amendment, and further, JPM Chase's then current Revolving Commitment under the Facility is now secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The amount of credit available to the Company under the Facility was $7,000 from the date of the effective date of the amended facility through May 31, 2016, at which time the credit available to the Company under the Facility was reduced to $6,000 from June 1, 2016 through July 31, 2016, at which time the credit available to the Company under the Facility was reduced to $5,000 and will remain as such until the Maturity Date of the Facility on June 30, 2017. The Company intends to renew the U.S. Domestic credit facility at its maturity. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and will fully pledge such cash as collateral to the bank to support the credit available to the Company under the Facility. As of March 31, 2017 and December 31, 2016, there were no outstanding borrowings on the credit facility.
At March 31, 2017 and December 31, 2016, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $3,185 and $3,292, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. At March 31, 2017 and December 31, 2016, approximately $1,815 and $1,708 was available for future borrowings under the Facility.

On June 24, 2016, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $943), which expires on June 23, 2017. The Company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 35 million facility that expired on June 24, 2016. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2017 and December 31, 2016, Beijing Fuel Tech had no cash borrowings under the China Facility.
At March 31, 2017 and December 31, 2016, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $22 and $22, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2017 and December 31, 2016, approximately $921 and $914 was available for future borrowings.
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

•
The Fuel Conversion segment represents a new business initiative we commenced in 2014. We acquired intellectual property rights and know-how related to the CARBONITE® fuel conversion process and technology. This process can convert coals of various grades into value-added products that are high in energy content, carbon-rich and less pollutive. This technology has a number of potential applications including certain coal replacement, electric arc furnace (EAF) reductant, ferro-alloy feedstock, absorbent and Hg reduced carbon stock. During 2015 and 2016, we have been testing and developing the engineered carbon products for specific markets. We are in the process of evaluating the commercialization of these product offerings with prospective customers and considering alternatives. We have earned no significant revenue other than for test products from perspective customers for the three-months ended March 31, 2017 and 2016.

The “Other” classification includes those profit and loss items not allocated to either reportable segment. There are no inter-segment sales that require elimination.
We evaluate performance and allocate resources based on reviewing gross margin by reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (Note 1 in our annual report on Form 10-K). We do not review assets by reportable segment, but rather, in aggregate for the Company as a whole.
Information about reporting segment net sales and gross margin are provided below:

Three months ended March 31, 2017	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$4,002	$4,489	$—	$—	$8,491
Cost of sales	(2,500)	(2,269)	—	—	(4,769)
Gross margin	1,502	2,220	—	—	3,722
Selling, general and administrative	—	—	—	(5,154)	(5,154)
Restructuring charge	—	(61)	—	—	(61)
Research and development	—	—	(730)	(284)	(1,014)
Operating income (loss)	$1,502	$2,159	$(730)	$(5,438)	$(2,507)

Three months ended March 31, 2016	Air Pollution Control Segment	FUEL CHEM Segment	Fuel Conversion Segment	Other	Total
Revenues from external customers	$12,990	$4,832	$—	$—	$17,822
Cost of sales	(9,319)	(2,455)	—	—	(11,774)
Gross margin	3,671	2,377	—	—	6,048
Selling, general and administrative	—	—	—	(7,162)	(7,162)
Restructuring charge	(195)	(122)	—		(317)
Research and development	—	—	(687)	(471)	(1,158)
Operating income (loss)	$3,476	$2,255	$(687)	$(7,633)	$(2,589)
Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended March 31,
	2017	2016
Revenues:
United States	$6,734	$14,430
Foreign	1,757	3,392
	$8,491	$17,822

	March 31, 2017	December 31, 2016
Assets:
United States	$34,483	$37,684
Foreign	17,671	20,104
	$52,154	$57,788

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
During the second quarter of 2016, the Company received a notice from a contractor that performed installation work on one of the Company's APC projects regarding $3.9 million in purported expenses beyond the contractually agreed cap on expenses. The Company initiated the process, as required by the Company's contract with the subcontractor, to submit the dispute into mediation. On March 2, 2017, the Company agreed to a final settlement with the subcontractor of $1,150 and the full amount is included in the accrued liabilities line of the consolidated balance sheet as of December 31, 2016. The full amount was paid during March 2017.
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
Changes in the warranty liability for the three months March 31, 2017 and 2016, are summarized below:

	Three Months Ended March 31,
	2017	2016
Aggregate product warranty liability at beginning of period	$159	$268
Net aggregate (benefit) related to product warranties	—	(109)
Aggregate reductions for payments	—	—
Aggregate product warranty liability at end of period	$159	$159

11.    Income Taxes
The Company’s effective tax rate is 0% and (7)% for the three-month periods ended March 31, 2017 and 2016, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 34% for the three-month period ended March 31, 2017 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three-month periods ended March 31, 2017 and 2016, respectively.
Fuel Tech had no unrecognized tax benefits as of March 31, 2017 and December 31, 2016.

12.    Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC or Fuel Conversion segments.  At both March 31, 2017 and December 31, 2016, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the three months ended March 31, 2017 and 2016.
Fuel Tech reviews other intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, tradenames, and acquired technologies, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. There were no indications of intangible asset impairment in the three-month periods ended March 31, 2017 and 2016.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three-month periods ending March 31, 2017 and 2016 were $8,491 and $17,822, respectively, representing a current year decrease of $9,331 or 52%.
The Air Pollution Control (APC) technology segment generated revenues of $4,002 for the three-month period ending March 31, 2017, representing a decrease of $8,988 or 69% from the prior year amount of $12,990. The decrease in APC revenue was principally related to historically low backlog of $8,030 at December 31, 2016. Revenues in our APC technology segment, which had been growing into 2013 largely through international sales, are adversely affected by a number of factors. First, the U.S. regulatory environment, while remaining favorable for our prospects, has not spurred capital investment in our products by electric power producers. Second, while general economic conditions in the U.S. have improved, energy demand for coal fired power plants has declined as utilities have switched to lower cost natural gas sources. At the same time, these sources have generally allowed utilities to meet their regulatory objectives with existing emissions investments. Sales in foreign locations have not been robust enough to offset reduced demand in the U.S.
Consolidated APC backlog at March 31, 2017 was $22,462 versus backlog at December 31, 2016 of $8,030. Our current backlog consists of U.S. domestic projects totaling $11,266 and international projects totaling $11,196.
The FUEL CHEM® technology segment generated revenues of $4,489 for the three-months ended March 31, 2017, representing a decrease of $343 or 7% versus the prior year amount of $4,832. This segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than capacity.

Consolidated gross margin percentage for the three-months ended March 31, 2017 was 44%, up 10% from the prior year percentage of 34%. The gross margin percentage for the APC technology segment for the three-month periods ended March 31, 2017 and 2016 was 38% and 28%, respectively. For the FUEL CHEM technology segment, the gross margin percentage was 49% for both the three-month periods ending March 31, 2017 and 2016.

Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2017 was $5,154, which represents a decrease of $2,008 from the prior year amount of $7,162. This change resulted from a decrease in employee related costs of $949, administrative costs associated with our domestic and foreign operations of $399, professional and consulting services of $185, and other administrative expenses of $475. The increase in SG&A percentage is attributed to the decrease in revenues due to soft electric demand and low natural gas prices.

In early 2016, the Company reduced its workforce to better align its organizational infrastructure to its revised operating plans. The Company recorded a charge of $61 and $317 for the three months ending March 31, 2017 and 2016, respectively, in connection with the workforce reduction. The charge consisted primarily of one-time severance payments and benefit continuation costs. For further information related to restructuring, refer to Note 3 - Restructuring Activities.

Research and development expenses for the three months ended March 31, 2017 was $1,014, representing a decrease of $144 over the prior year amount of $1,158. In our Research and development expenses for the three months ended March 31, 2017 were $730 in expenses pertaining to the development of our Fuel Conversion business, while the remaining expenditures were focused on new product development for our APC and Fuel Chem businesses. We plan to continue focusing on increased research and development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Income tax benefit for the three months ended March 31, 2017 and 2016 were $0 and $205, respectively. The Company is projecting a consolidated effective tax rate of 0% for 2017 which was lower than the federal income tax rate of 34%. The Company's effective tax rate differs from the statutory federal tax rate of 34% for the three months ended March 31, 2017 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.
Liquidity and Sources of Capital

At March 31, 2017, Fuel Tech had unrestricted cash and cash equivalents and short-term investments on hand of $10,203 (excluding restricted cash of $6,020) and working capital of $24,890 versus $11,826 (excluding restricted cash of $6,020) and $26,585 at December 31, 2016, respectively.
Operating activities used cash of $1,620 during the three-month period ended March 31, 2017. This decrease in cash from operations was due to our net loss of $2,506, a decrease in accounts payable and accrued expenses of $3,331, and an increase in inventory of $26, offset by cash provided by a decrease in our accounts receivable of $3,525, a decrease in prepaid and other assets of $108, and the effect of non-cash charges of $610.
Investing activities used cash of $97 during the three-month period ended March 31, 2017 and related to net cash used for purchases of equipment and patents.
Financing activities used cash of $23 during the three months ended March 31, 2017 all of which related to cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon vesting of restricted stock units.
On May 9, 2016, the Company amended its existing U.S. Domestic credit facility with JPM Chase such that the financial covenants as set forth in the credit agreement would not be measured for the period ending as of March 31, 2016, and were removed in their entirety from the Facility. The credit availability under the Facility has been reduced from $15,000 to $7,000 with this amendment, and further, JPM Chase's then current Revolving Commitment under the Facility is now secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The amount of credit available to the Company under the Facility was $7,000 from the date of the effective date of the amended facility through May 31, 2016, at which time the credit available to the Company under the Facility was reduced to $6,000 from June 1, 2016 through July 31, 2016, at which time the credit available to the Company under the Facility was reduced to $5,000 and will remain as such until the Maturity Date of the Facility on June 30, 2017. The Company intends to renew the U.S. Domestic credit facility at its maturity. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and will fully pledge such cash as collateral to the bank to support the credit available to the Company under the Facility. As of March 31, 2017 and December 31, 2016, there were no outstanding borrowings on the credit facility.
At March 31, 2017 and December 31, 2016, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $3,185 and $3,292, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. At March 31, 2017 and December 31, 2016, approximately $1,815 and $1,708 was available for future borrowings under the Facility.
On June 24, 2016, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $943), which expires on June 23, 2017. The Company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 35 million facility that expired on June 24, 2016. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2017 and December 31, 2016, Beijing Fuel Tech had no cash borrowings under the China Facility.
At March 31, 2017 and December 31, 2016, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $22 and $22, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2017 and December 31, 2016, approximately $921 and $914 was available for future borrowings.
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
We have sustained losses for the first three months of 2017 totaling $2,506. Our cash used in operations for this same period totaled $1,620. We incur on an annualized basis approximately $5.5 million in non-cash expenses for depreciation, amortization and stock compensation. We have taken measures to reduce our expense infrastructure, and over the past two years have eliminated approximately $8 million in aggregate expense through headcount and other operating expense cutbacks.
Our cash balance as of March 31, 2017 totaled $16,234, and our working capital totaled $24,890. We do not have any outstanding debt obligations other than our letters of credit, and our current credit agreement does not have any financial covenants as we have moved to a cash collateralized line of credit with our lender.
We have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control and Fuel Chem, as well as our efforts to support our Fuel Conversion business. This evaluation included consideration of the following: a) customer and revenue trends in our APC and Fuel Chem business segments, b) current operating structure and expenditure levels, and c) support for our Fuel Conversion business and other research and development initiatives.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 10. There was no change in the warranty liability balance during the three-months ended March 31, 2017.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2016 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

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

Item 1A.        Risk Factors
The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2016 have not materially changed.

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

Date: May 11, 2017	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2017	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)