Form 10-Q
period 2017-06-30
FUEL TECH, INC.
filed 2017-08-14
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 31, 2017 there were outstanding 24,132,910 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the six-month period ended June 30, 2017

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$6,576	$11,826
Restricted cash	1,020	6,020
Marketable securities	11	9
Accounts receivable, net of allowance for doubtful accounts of $1,610 and $1,569, respectively	18,969	18,790
Inventories, net	1,560	1,012
Prepaid expenses and other current assets	2,984	2,891
Income taxes receivable	65	87
Total current assets	31,185	40,635
Property and equipment, net of accumulated depreciation of $25,334 and $24,542, respectively	6,601	10,517
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $6,313 and $5,902, respectively	1,722	1,796
Restricted cash	5,000	—
Assets held for sale	1,839	2,058
Other assets	595	666
Total assets	$49,058	$57,788
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	4,737	6,303
Accrued liabilities:
Employee compensation	1,189	1,390
Other accrued liabilities	7,192	6,357
Total current liabilities	13,118	14,050
Other liabilities	512	346
Total liabilities	13,630	14,396
COMMITMENTS AND CONTINGENCIES (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,777,001 and 23,800,924 shares issued, and 24,132,910, and 23,446,035 shares outstanding, respectively	248	238
Additional paid-in capital	138,527	137,380
Accumulated deficit	(100,880)	(91,520)
Accumulated other comprehensive loss	(1,071)	(1,568)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,472)	(1,214)
Total shareholders’ equity	35,428	43,392
Total liabilities and shareholders’ equity	$49,058	$57,788
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$9,741	$15,175	$18,232	$32,997
Costs and expenses:
Cost of sales	6,116	9,595	10,885	21,369
Selling, general and administrative	5,923	6,760	11,077	13,922
Restructuring charge	58	—	119	317
Research and development	280	295	564	766
Building impairment	2,965	—	2,965	—
	15,342	16,650	25,610	36,374
Operating loss	(5,601)	(1,475)	(7,378)	(3,377)
Interest income	3	6	6	16
Other expense	(2)	(221)	(4)	(484)
Loss from continuing operations before income taxes	(5,600)	(1,690)	(7,376)	(3,845)
Income tax benefit (expense)	15	(111)	15	94
Net loss from continuing operations	(5,585)	(1,801)	(7,361)	(3,751)
Loss from discontinued operations (net of income tax benefit of $0 in 2017 and 2016)	(1,269)	(827)	(1,999)	(1,514)
Net loss	$(6,854)	$(2,628)	$(9,360)	$(5,265)
Net loss per common share:
Basic
Continuing operations	$(0.24)	$(0.08)	$(0.31)	$(0.16)
Discontinued operations	$(0.05)	$(0.04)	$(0.08)	$(0.07)
Basic net loss per common share	$(0.29)	$(0.12)	$(0.39)	$(0.23)
Diluted
Continuing operations	$(0.24)	$(0.08)	$(0.31)	$(0.16)
Discontinued operations	$(0.05)	$(0.04)	$(0.08)	$(0.07)
Diluted net loss per common share	$(0.29)	$(0.12)	$(0.39)	$(0.23)
Weighted-average number of common shares outstanding:
Basic	23,738,000	23,381,000	23,606,000	23,283,000
Diluted	23,738,000	23,381,000	23,606,000	23,283,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(6,854)	$(2,628)	$(9,360)	$(5,265)
Other comprehensive income (loss):
Foreign currency translation adjustments	380	(111)	496	318
Unrealized gains (losses) from marketable securities, net of tax	—	(5)	1	(8)
Total other comprehensive income (loss)	380	(116)	497	310
Comprehensive loss	$(6,474)	$(2,744)	$(8,863)	$(4,955)
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(9,360)	$(5,265)
Loss from discontinued operations	1,999	1,514
Net loss from continuing operations	(7,361)	(3,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	755	926
Amortization	109	560
Loss on disposal of equipment	114	26
Provision for doubtful accounts, net of recoveries	30	151
Excess and obsolete inventory reserve	228	—
Deferred income taxes	—	(10)
Building impairment	2,965	—
Stock-based compensation, net of forfeitures	1,156	1,041
Changes in operating assets and liabilities:
Accounts receivable	(110)	173
Inventories	(570)	149
Prepaid expenses, other current assets and other non-current assets	16	2,861
Accounts payable	(1,591)	(1,630)
Accrued liabilities and other non-current liabilities	323	(1,482)
Net cash used in operating activities - continuing operations	(3,936)	(986)
Net cash used in operating activities - discontinued operations	(1,316)	(1,213)
Net cash used in operating activities	(5,252)	(2,199)
Investing Activities
Purchases of equipment and patents	(233)	(302)
Proceeds from the sale of equipment	1	1
Net cash used in investing activities	(232)	(301)
Financing Activities
Change in restricted cash	—	(7,020)
Taxes paid on behalf of equity award participants	(258)	(172)
Net cash used in financing activities	(258)	(7,192)
Effect of exchange rate fluctuations on cash	492	434
Net decrease in cash and cash equivalents	(5,250)	(9,258)
Cash and cash equivalents at beginning of period	11,826	21,684
Cash and cash equivalents at end of period	$6,576	$12,426
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.
Reclassifications
Certain reclassifications to prior year amounts have been made in the consolidated financial statements to conform to the current year presentation.

2.    Summary of Significant Accounting Policies
Restricted cash
Restricted cash represents funds that are restricted to satisfy any amount borrowed against the Company's existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. The balance of restricted cash totaling $6,020 will remain through the Maturity Date of the Facility. Refer to Note 9 Debt Financing for further information on the Facility.

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
Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At June 30, 2017 and December 31, 2016, unbilled receivables were approximately $5,296 and $6,755, respectively, and are included in accounts receivable on the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts were $2,374 and $1,730, at June 30, 2017 and December 31, 2016, respectively, and are included in other accrued liabilities on the consolidated balance sheets. As of June 30, 2017, we had two construction contracts in progress that were identified as loss contracts and a provision for losses of $262 was recorded in other accrued liabilities on the consolidated balance sheet.
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
Building Impairment
During the second quarter of 2017, we experienced a decrease in our stock price that caused our market capitalization to fall below the equity value on our consolidated balance sheet, which resulted in an indicator of impairment. This, along with an overall slowdown in APC technology and corresponding downward adjustments to our financial forecasts, was considered during a detailed evaluation of the fair value of our reporting units. As a result of these triggering events, Fuel Tech performed a long-lived asset impairment analysis for each of the reporting units as of April 1, 2017. Based on this evaluation, we determined that our APC segment failed the first step of our impairment analysis because the estimated gross cash flows and fair value of the reporting unit was less than its carrying value, thus requiring additional analysis of the segment. However, no impairment resulted as the fair values of the underlying patents and equipment equaled or exceeded their carrying values. We evaluated the corporate asset group, which contains our corporate headquarters office building and land in Warrenville, Illinois, using the residual method and management determined that there was not adequate gross cash flows to support the carrying value. After obtaining an appraisal from a third-party appraiser, management determined that the carrying value of the office building and land exceeded the fair value and recorded an impairment charge of $2,965 for the three- and six- months ended June 30, 2017.
Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this Update simplify the income tax effects, minimum statutory tax withholding requirements and impact of forfeitures related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for the Company beginning on January 1, 2017. The adoption of ASU 2016-09 did not have a material effect on our earnings, cash flows, or financial position. See Note 8, Stock-Based Compensation, for further discussion.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will be effective for the Company beginning on January 1, 2018. The Company is currently evaluating the impact of this new standard on its consolidated financial statements at this time.

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

3.    Discontinued Operations

Effective June 28, 2017, the Company has suspended all operations associated with the Fuel Conversion business segment. The components of the net assets of the Fuel Conversion discontinued operations as of June 30, 2017 are Assets held for sale on the Consolidated Balance Sheets totaling $1,839 which consists of certain equipment of $485 and the Carbonite intangible asset of $1,354. The resulting amount in Assets held for sale was determined using management's assumptions based on a plan of sale and may not be able to realize as much value from the sale of the assets as we expect. In addition, accrued severance of $382 is included in the other accrued liabilities line of the Consolidated Balance Sheets. The Fuel Conversion business segment had no other assets or liabilities associated with it.

The Condensed Statement of Operations of the Fuel Conversion discontinued operations consisted of Research and Development for the three- and six-month periods ended June 30, 2017 of $1,269 and $1,999, respectively, and for the same periods in 2016 of $827 and $1,514, respectively. Research and Development for the three- and six-month periods ended June 30, 2017 include the severance charges associated with suspension of the Fuel Conversion business segment of $382. The Fuel Conversion business segment had no revenues associated with it.

The Company expects to incur $582,000 of severance costs relating to the suspension of the Fuel Conversion business segment, of which $402,000 will be paid in 2017, $120,000 will be paid in 2018 and $60,000 will be paid in 2019. The Company expects to incur storage fees and other disposal costs associated with certain property, plant and equipment and contractual termination payments or other miscellaneous expenses but an estimated amount or range of amounts has not yet been determined.

4.    Restructuring Activities

The Company recorded a restructuring charge of $58 and $119 for the three and six months ended June 30, 2017, respectively, in connection with the workforce reduction. The charge consisted primarily of one-time severance payments and benefit continuation costs. The following is a reconciliation of the accrual for the workforce reduction for the three and six months ending June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Restructuring liability at January 1,	$186	$13	$309	$—
Amounts expensed	58	—	119	317
Amounts expensed - discontinued operations	396	—	396	—
Amounts paid	(88)	(13)	(272)	(317)
Restructuring liability at June 30,	$552	$—	$552	$—

5.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Foreign currency translation
Balance at beginning of period	$(1,458)	$(1,139)	$(1,574)	$(1,568)
Other comprehensive loss:
Foreign currency translation adjustments (1)	380	(111)	496	318
Balance at end of period	$(1,078)	$(1,250)	$(1,078)	$(1,250)
Available-for-sale marketable securities
Balance at beginning of period	$7	$9	$6	$12
Other comprehensive income:
Net unrealized holding gain (loss) (2)	—	(5)	1	(8)
Balance at end of period	$7	$4	$7	$4
Total accumulated other comprehensive loss	$(1,071)	$(1,246)	$(1,071)	$(1,246)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

6.    Treasury Stock
Common stock held in treasury totaled 644,091 and 354,889 with a cost of $1,472 and $1,214 at June 30, 2017 and December 31, 2016, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that have vested in the periods presented.

7.    Earnings per Share
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three and six months ended June 30, 2017 and 2016, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted-average shares	23,738,000	23,381,000	23,606,000	23,283,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	—	—	—	—
Diluted weighted-average shares	23,738,000	23,381,000	23,606,000	23,283,000

Fuel Tech had 1,432,000 and 2,149,000 weighted average equity awards outstanding at June 30, 2017 and 2016, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

8.    Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,400,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of June 30, 2017, Fuel Tech had 1,621,941 shares available for share-based awards under the 2014 Plan.

We adopted the provisions of ASU 2016-09 as of January 1, 2017. Pursuant to this adoption, we recorded any excess tax benefits within income tax expense for the three and six months ended June 30, 2017, where previously these were recorded as increases or decreases to additional paid-in capital. This change has been applied prospectively effective January 1, 2017, and therefore no adjustments were made to prior periods. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and six month periods ended June 30, 2017. In addition, we have continued to account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. In accordance with the guidance, we retrospectively reported cash paid on behalf of employees for withholding shares for tax-withholding purposes as a financing activity in the Consolidated Statement of Cash Flows. Additionally, there were no excess tax benefits for the three and six months ended June 30, 2017. Any future excess tax benefits will be classified as an operating activity, applied prospectively. The adoption of this ASU did not result in a material change in our earnings, cash flows, or financial position.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options and restricted stock units, net of forfeited	$1,166	$580	$1,156	$1,041
Tax benefit of stock-based compensation expense	—	—	—	—
After-tax effect of stock-based compensation (1)	$1,166	$580	$1,156	$1,041

(1) The increase in stock-based compensation expense is due to the accelerated vesting of outstanding remaining restricted stock units approved by the Company's Board of Directors on June 28, 2017.
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

Stock option activity for Fuel Tech’s Incentive Plans for the six months ended June 30, 2017 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2017	1,039,750	$8.39
Granted	—	—
Exercised	—	—
Expired or forfeited	(50,000)	26.15
Outstanding on June 30, 2017	989,750	$7.49	4.27	$—
Exercisable on June 30, 2017	989,750	$7.49	4.27	$—
As of June 30, 2017, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.
Restricted Stock Units

Restricted stock units (RSUs) granted to employees vest over time based on continued service (typically vesting over a period between two and four years). Such time-vested RSUs are valued at the date of grant using the intrinsic value method based on the closing price of the Common Shares on the grant date. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period. As part of the Company’s planned initiatives to help improve our financial results commencing with the second half of this year, on June 28, 2017, the Compensation Committee of the Fuel Tech, Inc. Board of Directors, acting pursuant to its authority under the Company’s Long-Term Incentive Plans, approved accelerating the vesting date to June 28, 2017 for all remaining outstanding time-vested RSUs that were unvested at that date and recorded a charge of $798 in excess of the amount scheduled to be expensed.
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

At June 30, 2017, there is $105 of unrecognized compensation costs related to performance based restricted stock unit awards to be recognized over a weighted average period of 2.00 years.
A summary of restricted stock unit activity for the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2017	1,463,796	$2.82
Granted	—	—
Forfeited	(213,001)	2.99
Vested	(981,633)	2.85
Unvested restricted stock units at June 30, 2017	269,162	$2.57
The fair value of restricted stock that vested during the six month period ending June 30, 2017 was $890.
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards. In the six-month periods ended June 30, 2017 and 2016, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.    Debt Financing

On June 16, 2017, the Company amended its existing U.S. Domestic credit facility with JPM Chase to extend the maturity date to June 28, 2019. There are no financial covenants set forth in this amendment to the Facility. The credit availability under the Facility remains at $5,000 with this amendment, and further, JPM Chase's current Revolving Commitment under the Facility remains secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The amount of credit available to the Company under the Facility is $5,000 and will remain as such until the Maturity Date of the Facility on June 28, 2019. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and has fully pledged such cash as collateral to the bank to support the credit available to the Company under the Facility. As of June 30, 2017 and December 31, 2016, there were no outstanding borrowings on the credit facility.
At June 30, 2017 and December 31, 2016, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $3,054 and $3,292, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. At June 30, 2017 and December 31, 2016, approximately $1,946 and $1,708 was available for future borrowings under the Facility.
On June 16, 2017, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $959), which expires on June 29, 2018. The current facility for Beijing Fuel Tech is also secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The Company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 6.5 million facility that expired on June 23, 2017. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2017 and December 31, 2016, Beijing Fuel Tech had no cash borrowings under the China Facility.
At June 30, 2017 and December 31, 2016, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $37 and $22, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At June 30, 2017 and December 31, 2016, approximately $922 and $914 was available for future borrowings.
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

10.    Business Segment and Geographic Financial Data
Business Segment Financial Data
Effective June 28, 2017, the Company has suspended all operations associated with the Fuel Conversion business segment. We now segregate our financial results into two reportable segments representing two broad technology segments as follows:

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
Information about reporting segment net sales and gross margin are provided below:

Three months ended June 30, 2017	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$5,545	$4,196	$—	$9,741
Cost of sales	(4,103)	(2,013)	—	(6,116)
Gross margin	1,442	2,183	—	3,625
Selling, general and administrative	—	—	(5,923)	(5,923)
Restructuring charge	(58)	—	—	(58)
Research and development	—	—	(280)	(280)
Building Impairment	—	—	(2,965)	(2,965)
Operating income (loss)	$1,384	$2,183	$(9,168)	$(5,601)

Three months ended June 30, 2016	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$10,031	$5,144	$—	$15,175
Cost of sales	(7,152)	(2,443)	—	(9,595)
Gross margin	2,879	2,701	—	5,580
Selling, general and administrative	—	—	(6,760)	(6,760)
Restructuring charge	—	—	—	—
Research and development	—	—	(295)	(295)
Operating income (loss)	$2,879	$2,701	$(7,055)	$(1,475)

Six months ended June 30, 2017	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Net Sales from external customers	$9,547	$8,685	$—	$18,232
Cost of sales	(6,603)	(4,282)	—	(10,885)
Gross margin	2,944	4,403	—	7,347
Selling, general and administrative	—	—	(11,077)	(11,077)
Restructuring charge	(58)	(61)	—	(119)
Research and development	—	—	(564)	(564)
Building Impairment	—	—	(2,965)	(2,965)
Operating income (loss)	$2,886	$4,342	$(14,606)	$(7,378)

Six months ended June 30, 2016	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Net Sales from external customers	$23,021	$9,976	$—	$32,997
Cost of sales	(16,471)	(4,898)	—	(21,369)
Gross margin	6,550	5,078	—	11,628
Selling, general and administrative	—	—	(13,922)	(13,922)
Restructuring charge	(164)	(153)	—	(317)
Research and development	—	—	(766)	(766)
Operating income (loss)	$6,386	$4,925	$(14,688)	$(3,377)
Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
United States	$5,915	$12,255	$12,649	$26,685
Foreign	3,826	2,920	5,583	6,312
	$9,741	$15,175	$18,232	$32,997

	June 30, 2017	December 31, 2016
Assets:
United States	$29,619	$37,684
Foreign	19,439	20,104
	$49,058	$57,788

11.    Contingencies
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
Changes in the warranty liability for the six months June 30, 2017 and 2016, are summarized below:

	Six Months Ended June 30,
	2017	2016
Aggregate product warranty liability at beginning of period	$159	$268
Net aggregate (benefit) related to product warranties	—	(109)
Aggregate reductions for payments	—	—
Aggregate product warranty liability at end of period	$159	$159

12.    Income Taxes
The Company’s effective tax rate is 0% and 2% for the six-month periods ended June 30, 2017 and 2016, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 34% for the three- and six-month periods ended June 30, 2017 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three and six month periods ended June 30, 2017 and 2016, respectively.
Fuel Tech had no unrecognized tax benefits as of June 30, 2017 and December 31, 2016.

13.    Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC segment.  At both June 30, 2017 and December 31, 2016, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the six months ended June 30, 2017 and 2016.
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
With the exception of the impairment disclosed in Note1, there were no indications of intangible asset impairment in the six-month periods ended June 30, 2017 and 2016.

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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2017 and 2016.
The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.
The following table summarizes the Company's assets measured at fair value on a non-recurring basis relating to the building impairment charge recognized during the second quarter of 2017, as more fully described in Note 2.

	Level 1	Level 2	Level 3	Impairment Losses	Fair Value at June 30, 2017
Building	$—	$—	$7,965	$(2,965)	$5,000
	$—	$—	$7,965	$(2,965)	$5,000

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three- and six-month periods ending June 30, 2017 and 2016 were $9,741 and $15,175, and $18,232 and $32,997, respectively, representing decreases of $5,434 or 36% and $14,765 or 45% versus the same periods last year.
The Air Pollution Control (APC) technology segment generated revenues of $5,545 and $9,547 for the three- and six-month periods ending June 30, 2017, representing a decrease of $4,486 or 45% and $13,474 or 59% from the prior year amounts of $10,031 and $23,021, respectively. The decrease in APC revenue was principally related to historically low backlog of $8,030 at December 31, 2016 resulting from a lack of new APC orders in the second half of the year. Revenues in our APC technology segment, which had been growing into 2013 largely through international sales, are adversely affected by a number of factors. First, the U.S. regulatory environment, while remaining favorable for our prospects, has not spurred capital investment in our products by electric power producers. Second, while general economic conditions in the U.S. have improved, energy demand for coal fired power plants has declined as utilities have switched to lower cost natural gas sources. At the same time, these sources have generally allowed utilities to meet their regulatory objectives with existing emissions investments. Sales in foreign locations have not been robust enough to offset reduced demand in the U.S.
Consolidated APC backlog at June 30, 2017 was $21,461 versus backlog at December 31, 2016 of $8,030. Our current backlog consists of U.S. domestic projects totaling $11,005 and international projects totaling $10,456.
The FUEL CHEM® technology segment generated revenues of $4,196 and $8,685 for the three- and six-months ended June 30, 2017. For the three and six-month periods, this represents a decrease of $948 or 18% and $1,291 or 13% from the prior year amounts of $5,144 and $9,976, respectively. This segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than capacity.

Consolidated gross margin percentage for the three-month periods ended June 30, 2017 and 2016 was 37% for both periods and was 40% and 35% for the six-month periods then ended. The gross margin percentage for the APC technology segment for the three-month periods ended June 30, 2017 and 2016 was 26% and 29%, respectively, and was 31% and 28% for the six-month periods ended June 30, 2017 and 2016, respectively. For the FUEL CHEM technology segment, the gross margin percentage decreased to 52% from 53% for the three-month periods ending June 30, 2017 and 2016. For the six-month periods, the gross margin percentage for the FUEL CHEM technology segment was 51% for both the six-month periods ending June 30, 2017 and 2016.

Selling, general and administrative expenses (SG&A) for the three- and six-month periods ended June 30, 2017 were $5,923 and $11,077, respectively, and for the same periods in 2016 were $6,760 and $13,922, respectively. For the three-month period ended June 30, 2017, this represents a decrease of $837, which was primarily the result of decreases in employee related costs of $492, professional and consulting services of $275, and other administrative expenses of $656, partially offset by increases in stock compensation expense of $587 due to the accelerated vesting of outstanding remaining restricted stock units approved by the Company's Board of Directors on June 28, 2017. SG&A for the six month period ended June 30, 2017 decreased by $2,845, which was primarily the result of decreases in employee related costs of $853, professional and consulting services of $461, administrative costs associated with our foreign operations of $395, and other administrative expenses of $1,136. SG&A as a percentage of revenues increased to 61% from 45% in the three-month periods ending June 30, 2017 and 2016, and it decreased to 61% from 42% in the six-month periods ending June 30, 2017 and 2016. The increase in SG&A percentage is attributed to the decrease in revenues due to soft electric demand and low natural gas prices.

In July 2016, the Company reduced its workforce to better align its organizational infrastructure to its revised operating plans. The Company continued to reduce its workforce during the three and six months ended June 30, 2017. The Company recorded a charge of $58 and $119 for the three- and six-month periods ended June 30, 2017, respectively, in connection with the workforce reduction. The Company recorded a charge of $0 and $317 for the three- and six-month periods ended June 30, 2016. The charge consisted primarily of one-time severance payments and benefit continuation costs. For further information related to restructuring, refer to Note 4 - Restructuring Activities.

Research and development expenses for the three- and six-month periods ended June 30, 2017 were $280 and $564, respectively, and for the same periods in 2016 were $295 and $766 respectively. Effective June 28, 2017, the Company has suspended all operations associated with the Fuel Conversion business segment and the costs associated are included in Loss from discontinued operations line of the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2017 and 2016. The remaining expenditures in our Research and development expenses were focused on new product development for our APC and Fuel Chem businesses. We plan to continue focusing on increased research and development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Income tax benefit for the three- and six-month periods ended June 30, 2017 and 2016 were $15 and $(111), and $15 and $94, respectively. The Company is projecting a consolidated effective tax rate of 0% for 2017 which was lower than the federal income tax rate of 34%. The Company's effective tax rate differs from the statutory federal tax rate of 34% for the three- and six- months ended June 30, 2017 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.
Liquidity and Sources of Capital
At June 30, 2017, Fuel Tech had unrestricted cash and cash equivalents and short-term investments on hand of $6,576 (excluding restricted cash of $6,020) and working capital of $18,067 versus $11,826 (excluding restricted cash of $6,020) and $26,585 at December 31, 2016, respectively.
Operating activities used cash of $5,252 during the six-month period ended June 30, 2017. This decrease in cash from operations was due to our net loss of $9,360, a decrease in accounts payable of $1,591, and an increase in inventory of $570, offset by cash provided by a increase in our accrued liabilities and other non-current liabilities of $323, a decrease in prepaid and other assets of $16, and the effect of non-cash charges of $5,357.
Investing activities used cash of $232 during the six-month period ended June 30, 2017 and related to net cash used for purchases of equipment and patents.
Financing activities used cash of $258 during the six-month period ended June 30, 2017 all of which related to cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon vesting of restricted stock units.
On June 16, 2017, the Company amended its existing U.S. Domestic credit facility with JPM Chase to extend the maturity date to June 28, 2019. There are no financial covenants set forth in this amendment to the Facility. The credit availability under the Facility remains at $5,000 with this amendment, and further, JPM Chase's current Revolving Commitment under the Facility is now secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The amount of credit available to the Company under the Facility is $5,000 and will remain as such until the Maturity Date of the Facility on

June 28, 2019. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of both the US and Beijing Facilities and will fully pledge such cash as collateral to the bank to support the credit available to the Company under the Facilities. As of June 30, 2017 and December 31, 2016, there were no outstanding borrowings on the credit facility.
At June 30, 2017 and December 31, 2016, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $3,054 and $3,292, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. At June 30, 2017 and December 31, 2016, approximately $1,946 and $1,708 was available for future borrowings under the Facility.
On June 16, 2017, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $959), which expires on June 29, 2018. The current facility for Beijing Fuel Tech is also secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The Company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 6.5 million facility that expired on June 23, 2017. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2017 and December 31, 2016, Beijing Fuel Tech had no cash borrowings under the China Facility.
At June 30, 2017 and December 31, 2016, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $37 and $22, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At June 30, 2017 and December 31, 2016, approximately $922 and $914 was available for future borrowings.
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
We have sustained losses from continuing operations for the first six months of 2017 totaling $7,361. Our cash used in operations for this same period totaled $3,936. We incur on an annualized basis approximately $5.5 million in non-cash expenses for depreciation, amortization and stock compensation. We have taken measures to reduce our expense infrastructure, and over the past two years have eliminated approximately $15 million in aggregate expense through headcount and other operating expense cutbacks.
Our cash balance as of June 30, 2017 totaled $12,596 (including restricted cash of $6,020), and our working capital totaled $18,067. We do not have any outstanding debt obligations other than our letters of credit, and our current credit agreement does not have any financial covenants as we have moved to a cash collateralized line of credit with our lender.
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
We currently have a $5 million domestic U.S. credit facility which we use to issue letters of credit to our customers. During 2016 that credit facilities for our US and Beijing operations were converted to fully cash collateralized lines of credit requiring us to deposit funds in a restricted cash account to support that credit line. We expect to continue operating under this arrangement for the foreseeable future. Our liquidity may be adversely affected to the extent we are required to collateralize further letters of credit by additional cash deposits.
Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and Fuel Chem businesses.
Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 10. There was no change in the warranty liability balance during the six-months ended June 30, 2017.
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

Item 1A.        Risk Factors
The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2016 have not materially changed except for the elimination of the following risk factors associated with the Fuel Conversion business segment following the suspension of operations effective June 28, 2017:

•	Our Fuel Conversion Business is in its Early Stages of Development

•	We may be unable to obtain, maintain or renew permits or leases necessary for future operations of our Fuel Conversion business, which could hinder our ability to commence future operations

The following risk factor is added associated with the intended disposition of the Fuel Conversion business segment including certain property, plant and equipment and the intangible asset:

We may not be able to recover a significant portion of our carrying value of our assets held for sale associated with our Fuel Conversion business segment

Effective June 28, 2017, the Company has suspended all operations associated with the Fuel Conversion business segment. We may not be able to realize as much value from the sale of the assets as we expect and we may incur higher than expected, or unforeseen, costs associated with the disposal related activities. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.        Exhibits

a.	Exhibits (all filed herewith)

	10.1	Ninth Amendment to Credit Agreement, dated as of June 16, 2017, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.

	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.1	INSXBRL Instance Document

	101.2	SCHXBRL Taxonomy Extension Schema Document

	101.3	CALXBRL Taxonomy Extension Calculation Linkbase Document

	101.4	DEFXBRL Taxonomy Extension Definition Linkbase Document

	101.5	LABXBRL Taxonomy Extension Label Linkbase Document

	101.6	PREXBRL Taxonomy Extension Prevention Linkbase Document

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2017	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ David S. Collins
David S. Collins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)