Form 10-K
period 2017-12-31
FUEL TECH, INC.
filed 2018-03-12
CIK 846913

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $17,045,910 based on the closing sale price as reported on the NASDAQ National Market System.
As of February 28, 2018, there were 24,132,910 shares of common stock outstanding.
Documents incorporated by reference:
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 16, 2018 are incorporated by reference into Part III.

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

GSG™	Graduated Straightening Grid

HERT™ High Energy Reagent Technology™	A trademark used to describe one of our SNCR processes for the reduction of NOx

I-NOx®	Systems can include LNB, OFA, and SNCR components, along with SCR technology, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSG™) system

NOx	Oxides of nitrogen

NOxOUT®	A trademark used to describe one of our SNCR processes for the reduction of NOx

NOxOUT-SCR®	A trademark used to describe our direct injection of urea as a catalyst reagent

NOxOUT-CASCADE®	A trademark used to describe our process for the combination of SNCR and SCR technologies

SCR	Selective Catalytic Reduction

SNCR	Selective Non-Catalytic Reduction

TIFI® Targeted In-Furnace Injection™	A trademark used to describe our proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program

UDI™	Urea Direct Injection as the process to provide urea reagent directly into a duct for SCR applications

ULTRA®	A trademark used to describe our process for generating ammonia for use as a Selective Catalytic Reduction reagent

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

•
Our APC technologies include advanced combustion modification techniques including low NOx burners and over fire air systems, along with post-combustion nitrogen oxide (NOx) control approaches, including NOxOUT® and HERT™ Selective Non-Catalytic Reduction (SNCR) and Rich Reagent Injection (RRI) systems. Our Advanced Selective Catalytic Reduction (ASCR) system utilizes the combination of combustion systems and SNCR to provide a cost effective alternative to high capital cost, standalone conventional SCR systems while providing similar NOx reduction levels. The ULTRA®

•
system generates ammonia on-site for SCR systems using safe urea reagent. Our SCR group provides process design optimization, performance testing and improvement, and catalyst selection services for SCR systems on coal-fired boilers. These technologies have established us as a leader in NOx reduction, with installations on over 1,000 units worldwide, where coal, fuel oil, natural gas, municipal waste, biomass, and other fuels are utilized.

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

AIR POLLUTION CONTROL
Regulations and Markets: Domestic
The continued growth of our APC technology segment is dependent upon the adoption and enforcement of environmental regulations in the U.S. and globally. In the U.S., federal and state laws regulating the emission of NOx are the primary driver in our APC technology segment. The principal regulatory drivers currently in effect are as follows:
Clean Air Act: The Clean Air Act (CAA) requires the U.S. Environmental Protection Agency (EPA) to establish national ambient air quality standards (NAAQS) at levels that are protective of public health with an adequate margin of safety. The six pollutants specified include: Ozone (O3), Particulate Matter (PM), Nitrogen Dioxide (NO2), Sulfur Dioxide (SO2), Lead, and Carbon Monoxide (CO). The NAAQS provisions require that states comply with ozone and particulate emissions standards. NOx emissions are a precursor to ozone formation and also contribute to fine particulate emissions (PM2.5), which has been the recent regulatory driver through the Cross-State Air Pollution Rule (CSAPR). NOx emissions were targeted as contributors to fine particulate emissions and ozone emissions. Since 1990, programs have been established by the EPA at the regional and federal level to help states in their mission to define and meet their State Implementation Plans (SIPs) for attainment. NAAQS PM standards were issued in 1997, with more stringent standards issued in 2006 and 2012. The NAAQS ozone standards issued in 1997 were made more stringent in 2008. On October 1, 2015, the EPA strengthened the NAAQS for ground-level ozone by reducing the minimum acceptable level from 75 to 70 parts per billion (ppb). Implementation of the 2015 NAAQS standards will begin in 2018 with finalization of the area designations.
Cross-State Air Pollution Rule (CSAPR): On July 7, 2011, the Environmental Protection Agency passed the Cross-State Air Pollution Rule (CSAPR) under the “good neighbor” provision of the Clean Air Act to reduce emissions of SO2 and NOx from power plants in the eastern half of the United States. This rule replaces the Clean Air Transport Rule (CATR) and focuses on reducing air emissions contributing to fine particle (PM2.5) and ozone nonattainment that often travel across state lines; including SO2 and NOx which contribute to PM2.5 transport. CSAPR affected 27 states, with compliance for the first phase in 2012, with additional reductions required in the second phase by 2014. Under CSAPR, state emission caps were designated to mitigate the emission impact on downwind states by controlling emissions from upwind states. If sources within a state caused the state to exceed its assurance limit, severe penalties including a two-for-one reduction based on each source’s contribution percentage of the state overage would be applied. The timing of CSAPR's implementation has been affected by a number of court actions. In December 2011, CSAPR was stayed prior to implementation due to lawsuits filed by various states and combustion sources, and in August 2012 the U.S. Circuit Court of Appeals, D.C. Circuit, vacated CSAPR and remanded it to the EPA. The U.S. Supreme Court reversed that decision in April 2014. Following the remand of the case to the D.C. Circuit, the EPA requested that the court lift the CSAPR stay and toll the CSAPR compliance deadlines by three years. In October 2014, the D.C. Circuit granted the EPA's request and, accordingly, CSAPR Phase 1 implementation commenced in 2015, with Phase 2 implementation starting in 2018 for the May to September ozone season, one year later than originally planned.
Industrial Boiler MACT: In December 2011, the EPA re-proposed its new emissions rule for industrial, commercial and institutional boilers and process heaters, known as the Industrial Boiler Maximum Achievable Control Technology (MACT) standard. The EPA implemented the final rule on January 31, 2013, with compliance starting in January 2016 for most units. Emissions regulated include acid gas emissions including hydrochloric acid (HCl), carbon monoxide (CO), mercury, PM, and dioxins. Due to on-going litigation, final resolution has not been determined for all the boiler types and categories, although many sources have installed controls to meet the requirements.
Clean Air Visibility Rule (CAVR): The Clean Air Visibility Rule (CAVR), also known as the Regional Haze rule, is part of the Clean Air Act and was finalized in 2005. Under CAVR, certain States are required to submit implementation plans to the EPA to comply with the Regional Haze requirements, and updates are required every five years. A new CAVR was issued in January 2017 which requires states to implement new air pollution controls by 2021. The overall obligation of CAVR is to return the US scenic areas to “active” visibility by 2064.
Consent Decrees: Consent decree activity through the US Department of Justice or EPA may require emission sources to meet individual requirements. Sources may also agree to specific air pollution requirements with states or environmental groups.

Regulations and Markets: International
We also sell NOx control systems outside the United States, specifically in Europe, Latin America, India (under a license agreement) and in the Pacific Rim, including the People’s Republic of China (China). The European Union published the BREF (Best Available Reference Technology) emission guidelines in mid 2017 that further lower emission targets over a span of the next four years. The implementation of the ultra-low emission rules in China is close to completion on large utility boilers but the focus is now shifting to the industrial sector. The Indian government’s initial compliance deadline of December 2017 has been delayed but adoption of emission control technologies has started and it is expected to progress at a faster pace in 2018. We expect these developments to further present opportunities to implement our technologies in the international markets.
China continues to represent an attractive opportunity for us as the government continues its policy of pollution control, energy conservation and efficiency improvements as top priorities, as part of tightened standards addressed by the super clean emission regulation officially released in December, 2015. However, the focus is starting to shift to the industrial sector. China’s Ministry of Environmental Protection issued super clean emission regulations to be fully implemented by 2020, in support of reducing harmful pollutants and further defining the technologies recommended to achieve the reductions. Super clean emission requires NOx emission under 50 mg/Nm3, SO2 emission under 35 mg/Nm3 and particulate emission under 10 mg/Nm3. The regulations apply to all public utility units of 300MW or larger and private power generation units of 100MW or larger, and were planned to be progressively implemented in the eastern region by 2017, the central region by 2018, and the western region by 2020. The pace of implementation has been faster than anticipated and is expected to be completed in 2018 with few projects remaining for 2019. These emission limits are now being more diligently enforced on industrial emitters. This prompts a shift for suppliers of emission control technologies to become more active in the industrial market space. We anticipate that Fuel Tech’s technologies will be in demand in this sector, particularly with clients in critical process industries such as petro-chemical, who value high performance over low cost.
In Europe, new standards on emissions will lower the environmental impact of more than 3000 large combustion plants throughout the European Union. Moreover, European countries not current EU members are expected to adopt these new standards as part of their approach to gain EU membership. In August 2017, the Large Combusion Plant (LCP) BREF was published with new emission limits being phased in over the next four years for multiple pollutants including NOx and particulate matter. In addition, for the first time, limits for Mercury and Hydrogen Chloride have been established for the EU. Despite the significant expansion of renewable energy throughout Europe, the EU and neighboring states still rely heavily on coal generation to provide a stable base load to their power and heating demands. The BREF guidelines reduce NOx limit values by up to 25% which will require an upgrade of first generation NOx abatement systems, and that is expected to present new opportunities for Fuel Tech. However, the pace of implementation will still be dependent on each country’s internal processes.
In India, stricter emission targets were announced by the government in December 2015 and phased implementation has begun. Several companies are actively doing engineering studies and preparing technical specifications for their clients to enable them to implement control technologies for NOx and particulate matter in the next couple of years. Trials of SCR and SNCR technologies by NTPC are expected to begin in Q1, 2018. The results are expected to speed up the adoption of these technologies by both government owned plants and IPPs, which is expected to result in a higher demand of Fuel Tech's SNCR and flue gas conditioning technologies, implemented through our collaboration with our local partner ISGEC.
Products
Our NOx reduction and particulate control technologies are installed worldwide on over 1000 combustion units, including utility, industrial and municipal solid waste applications. Our products include customized NOx control systems and our patented ULTRA®technology, which converts urea-to-ammonia on site and provides safe reagent for use in Selective Catalytic Reduction (SCR) systems.

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

•
I-NOx® Systems: Our I-NOx® systems can include LNB, OFA, and SNCR components, along with SCR technology, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSG™) system. Together, these systems provide up to 90% NOx reduction at significantly lower capital and operating costs than conventional SCR systems while providing greater operational flexibility to plant operators. The capital costs for I-NOx® systems can range from $30 - $150/kW depending on boiler size and configuration, which is significantly less than that of conventional SCRs, which can cost $300/kW or more, while operating costs are competitive with those experienced by SCR systems. Our SCR systems utilize urea or ammonia as the SCR catalyst reagent to achieve NOx reductions of up to 85% from industrial combustion sources.

•
ULTRA Technology: Our ULTRA® process is designed to convert urea to ammonia safely and economically for use as a reagent in the SCR process for NOx reduction. Recent local objections in the ammonia permitting process have raised concerns regarding the safety of ammonia shipment and storage in quantities sufficient to supply SCR. In addition, the Department of Homeland Security has characterized anhydrous ammonia as a Toxic Inhalation Hazard commodity. Our ULTRA® process is believed to be a market leader for the safe conversion of urea to ammonia just prior to injection into the flue gas duct, which is particularly important near densely populated cities, major waterways, harbors or islands, or where the transport of anhydrous or aqueous ammonia is a safety concern. Ammonia feed systems provide reagent flexibility for SCR reagent feed system, while our UDI™ Urea Direct Injection systems utilize direct injection of reagent without the need for an ammonia injection grid.

•
SCR Processes and Services: Our SCR group provides process design optimization, performance testing and improvement, and catalyst selection services for SCR systems on coal-fired boilers. In addition, other related services, including start-ups, maintenance support and general consulting services for SCR systems, Ammonia Injection Grid design and tuning to help optimize catalyst performance, and catalyst management services to help optimize catalyst life, are now offered to customers around the world. We also specialize in computational fluid dynamics models, which simulate fluid flow by generating a virtual replication of real-world geometry and operating inputs. We design flow corrective devices, such as turning vanes, ash screens, static mixers and our patented GSG® Graduated Straightening Grid. Our models help clients optimize performance in flow critical equipment, such as selective catalytic reactors in SCR systems, where the effectiveness and longevity of catalysts are of utmost concern. The Company’s modeling capabilities are also applied to other power plant systems where proper flow distribution and mixing are important for performance, such as flue gas desulfurization scrubbers, electrostatic precipitators, air heaters, exhaust stacks and carbon injection systems for mercury removal.

•
ESP Processes and Services: ESP technologies for particulate control include Electrostatic Precipitator (ESP) products and services including ESP Inspection Services, Performance Modeling, and Performance and Efficiency Upgrades, along with complete turnkey capability for ESP retrofits. Flue gas conditioning (FGC) systems include treatment using sulfur trioxide (SO3) and ammonia (NH3) based systems to improve the performance of ESPs by modifying the properties of the fly ash particle. Our ULTRA technology can provide the ammonia system feed requirements for FGC applications as a safe alternative to ammonia reagent based systems. FGC systems offer a lower capital cost approach to improving ash particulate capture versus the alternative of installing larger ESPs or utilizing fabric filter technology to meet targeted emissions and opacity limits. Fuel Tech’s particulate control technologies have been installed on more than 125 units worldwide.

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

The key market dynamic for the APC product line is the continued use of coal as the principal fuel source for global electricity production. Coal currently accounts for approximately 30% of all U.S. electricity generation and roughly 69% of Chinese electricity generation. Major coal consumers include China, the United States and India. The growth of natural gas in the U.S. for industrial applications has increased the need for SCR technology since it often meets the definition of Best Available Control Technology and is required on new industrial units.

Sales of APC products were $27.8 million, $34.1 million, and $43.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOx Reduction Competition
Competition with our NOx reduction suite of products may be expected from companies supplying urea SNCR systems, combustion modification products, SCR systems and ammonia SNCR systems. In addition, we experience competition in the urea-to-ammonia conversion market.

Combustion modifications, including Low NOx Burners and Over-Fire Air systems, can be fitted to most types of boilers with cost and effectiveness varying with specific boilers. Combustion modifications may yield up to 20% - 60% NOx reduction economically with capital costs ranging from $10 - $20/kW and total costs ranging from $300 - $1,500/ton of NOx removed. The modifications are designed to reduce the formation of NOx and are typically the first NOx reduction efforts employed. Companies such as GE, and Babcock & Wilcox Company, are active competitors in the Low NOx Burner business. Once NOx is formed, then the SCR process is an effective and proven method of control for removal of NOx up to 90%. SCR systems have a high capital cost of $300+/kW on retrofit coal applications. Such companies as GE, Babcock Power, Babcock & Wilcox Company, CECO Environmental and Mitsubishi Hitachi, are active SCR system and reagent feed system providers.
The use of ammonia as the reagent for the SNCR process can reduce NOx by 30% - 70% on incinerators but has limited applicability in the utility industry. Ammonia system capital costs range from $5 - $20/kW, with annualized operating costs ranging from $1,000 - $3,000/ton of NOx removed. These systems require the use of either anhydrous or aqueous ammonia, both of which are hazardous substances.
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
APC Backlog
Consolidated APC segment backlog at December 31, 2017 was $22.1 million versus backlog at December 31, 2016 of $8.0 million. A substantial portion of the backlog as of December 31, 2017 should be recognized as revenue in fiscal 2018, although the timing of such revenue recognition in 2018 is subject to the timing of the expenses incurred on existing projects.

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
The key market dynamic for this product line is the continued use of coal as the principal fuel source for global electricity production. Coal currently accounts for approximately 30% of all U.S. electricity generation and roughly 69% of Chinese electricity generation. Major coal consumers include the United States, China and India. Additional market dynamics include a growing, worldwide utilization of biomass for both steam and electrical production, as well as the strengthening of the pulp and paper industry worldwide, resulting in black liquor recovery boilers needing to maximize throughput.
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
Sales of the FUEL CHEM products were $17.4 million, $21.1 million, and $30.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
INTELLECTUAL PROPERTY
The majority of our products are protected by U.S. and non-U.S. patents. We own 128 granted patents worldwide and 13 allowed utility model patents in China. We have 68 patent applications pending; including 12 in the United States and 56 in non-U.S. Jurisdictions. These patents and applications cover some 32 inventions, 16 associated with our NOx reduction business, 14 associated with the FUEL CHEM business, and two associated with the Fuel Conversion business. Our granted patents have expiration dates ranging from October of 2018 to May of 2037.
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

EMPLOYEES
At December 31, 2017, we had 122 employees, 82 in North America, 32 in China and eight in Europe. We enjoy good relations with our employees and are not a party to any labor management agreement.

RELATED PARTIES

Douglas G. Bailey, a member of our Board, is a stockholder of American Bailey Corporation (ABC), which is a related party. Please refer to Note 11 to the consolidated financial statements in this Form 10-K for information about our transactions with ABC. Additionally, see the more detailed information relating to this subject under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be distributed in connection with our 2018 Annual Meeting of Stockholders, which information is incorporated by reference.

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
Our Product Portfolio Lacks Diversification
We have two broad technology segments that provide advanced engineering solutions to meet the pollution control, efficiency improvement, and operational optimization needs of coal-fired energy-related facilities worldwide. They are as follows:

•
The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low and Ultra Low NOx Burners (LNB and ULNB), Over-Fire Air (OFA) systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction (SNCR) systems, and Advanced Selective Catalytic Reduction (ASCR™) systems. The ASCR system includes ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSG™) systems to provide high NOx reductions at significantly lower capital and operating costs than conventional

SCR systems. The NOxOUT CASCADE® and NOxOUT-SCR® processes are basic types of ASCR systems, using just SNCR and SCR catalyst components. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

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
We May Not Be Able to Purchase Raw Materials on Commercially Advantageous Terms
Our FUEL CHEM technology segment is dependent, in part, upon a supply of magnesium hydroxide. Any adverse changes in the availability of this chemical will likely have an adverse impact on ongoing operation of our FUEL CHEM programs. On March 4, 2009, we entered into a Restated Product Supply Agreement (“PSA”) with Martin Marietta Magnesia Specialties, LLC (MMMS) in order to assure the continuance of a stable supply from MMMS of magnesium hydroxide products for our requirements in the United States and Canada. The term of the PSA expires on December 31, 2019. Pursuant to the PSA, MMMS supplies us with magnesium hydroxide products manufactured pursuant to our specifications and we have agreed to purchase from MMMS, and MMMS has agreed to supply, 100% of our requirements for such magnesium hydroxide products for our customers who purchase such products for delivery in the United States and Canada. There can be no assurance that we will be able to obtain a stable source of magnesium hydroxide in markets outside the United States.
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
We May Not Be Able to Borrow Funds Pursuant to our Credit Facilities
We are party to a $5.0 million domestic revolving credit agreement with JPMorgan Chase Bank, N.A. As of December 31, 2017, there were no outstanding borrowings on this facility, and we had advanced $3.0 million of Letters of Credit. The Facility is secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account, which is not readily available for our operating needs. The balance in this restricted cash account is $6,020 as of December 31, 2017. In addition, our Chinese subsidiary, Beijing Fuel Tech Environmental Technologies Company, Ltd., has a RMB 6.5 million (approximately $999) revolving credit facility with JPMorgan Chase Bank (China) Company Limited. As of December 31, 2017, there were no outstanding borrowings under this facility, and we had outstanding bank guarantees of approximately $0.2 million. In the event of any default on our part under either of these agreements, the lender is entitled to accelerate payment of any amounts outstanding and may, under certain circumstances, cancel the facilities. If we were unable to obtain a waiver for a breach of covenant and the lender accelerated the payment of any outstanding amounts, such acceleration may cause our cash position to significantly deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require us to obtain alternate financing.
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
We also operate from leased office facilities and we do not segregate any of these leased facilities by operating business segment. The terms of the Company's eight primary lease arrangements are as follows:

•	The Stamford, Connecticut building lease, for approximately 6,440 square feet, runs from February 1, 2010 to December 31, 2019. The facility houses certain administrative functions.

•	The Beijing, China building lease, for approximately 9,000 square feet, runs from June 1, 2017 to May 31, 2020. This facility serves as the operating headquarters for our Beijing Fuel Tech operation.

•	The Durham, North Carolina building lease, for approximately 2,590 square feet, runs from July 1, 2016 to July 31, 2019. This facility houses engineering operations.

•	The Gallarate, Italy building lease, for approximately 1,636 square feet, runs from May 1, 2013 to April 30, 2019. This facility serves as the operating headquarters for our European operations.

•	The Westlake, Ohio building lease, for approximately 3,000 square feet, runs from May 1, 2017 to April 30, 2020. This facility houses engineering operations.

•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs from September 1, 2013 to December 31, 2020. This facility serves as an outside warehouse facility.

•	The Overland Park, KS lease, for approximately 600 square feet, runs from October 16, 2015 to October 15, 2018. This facility serves primarily as a sales office.

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

ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market
Our Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc, where it trades under the symbol FTEK.
Prices
The table below sets forth the high and low sales prices during each calendar quarter since January 2016.

2017	High	Low
Fourth Quarter	$1.17	$0.91
Third Quarter	1.14	0.79
Second Quarter	0.99	0.76
First Quarter	1.28	1.02

2016	High	Low
Fourth Quarter	$1.51	$1.13
Third Quarter	1.80	1.31
Second Quarter	1.86	1.41
First Quarter	2.05	1.50

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

Holders

As of February 28, 2018, there were 111 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

Performance Graph

The following line graph compares our total return to stockholders per common share for the five years ended December 31, 2017 to that of the NASDAQ Composite Index and the WilderHill Progressive Energy Index for the period December 31, 2012 through December 31, 2017. The graph tracks the performance of a $100 investment in the Company's common stock and in each of the indexes (with the reinvestment of all dividends) on December 31, 2012.

ITEM 6 - SELECTED FINANCIAL DATA
Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2017. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and the schedules thereto.

	For the years ended December 31
CONSOLIDATED STATEMENT OF OPERATIONS DATA	2017	2016	2015	2014	2013
(in thousands of dollars, except for share and per-share data)
Revenues	$45,166	$55,161	$73,664	$79,017	$109,338
Cost of sales	27,144	36,367	45,107	43,889	62,521
Selling, general and administrative	20,933	25,564	30,897	35,432	36,375
Restructuring charge	119	1,428	219	—	—
Research and development	1,070	1,752	1,447	1,459	2,442
Building, goodwill and intangible assets impairment	2,965	2,074	1,425	23,400	—
Operating (loss) income from continuing operations	(7,065)	(12,024)	(5,431)	(25,163)	8,000

Net (loss) income from continuing operations	(7,069)	(14,588)	(9,554)	(17,448)	5,101
Loss from discontinued operations	(3,914)	(2,800)	(2,826)	(277)	—
Net (loss) income	$(10,983)	$(17,388)	$(12,380)	$(17,725)	$5,101

Net (loss) income per common share:
Basic
Continuing operations	$(0.30)	$(0.62)	$(0.41)	$(0.77)	$0.23
Discontinued operations	(0.16)	(0.12)	(0.13)	(0.01)	—
Basic net (loss) income per common share	$(0.46)	$(0.74)	$(0.54)	$(0.78)	$0.23
Diluted
Continuing operations	$(0.30)	$(0.62)	$(0.41)	$(0.77)	$0.23
Discontinued operations	(0.16)	(0.12)	(0.13)	(0.01)	—
Diluted net (loss) income per common share	$(0.46)	$(0.74)	$(0.54)	$(0.78)	$0.23

Weighted-average basic shares outstanding	23,872,000	23,365,000	23,101,000	22,782,000	22,286,000
Weighted-average diluted shares outstanding	23,872,000	23,365,000	23,101,000	22,782,000	22,579,000

	December 31
CONSOLIDATED BALANCE SHEET DATA	2017	2016	2015	2014	2013
(in thousands of dollars)
Working capital	$18,025	$26,585	$35,865	$39,688	$48,619
Total assets	50,484	57,788	76,011	91,471	110,058
Long-term obligations	420	346	501	520	789
Total liabilities	16,143	14,396	17,037	19,170	21,435
Stockholders’ equity (1)	34,341	43,392	58,974	72,301	88,623
Notes:

(1)	Stockholders’ equity includes the principal amount of nil coupon non-redeemable perpetual loan notes. See Note 7 to the consolidated financial statements.

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

The key market dynamic for both technology segments is the continued use of fossil fuels, especially coal, as the principal fuel source for global electricity production. Coal currently accounts for approximately 30% of all U.S. electricity generation and roughly 69% of Chinese electricity generation. Major coal consumers include China, the United States and India.

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

Revenue Recognition

Revenues from the sales of chemical products are recorded when title transfers, either at the point of shipment or at the point of destination, depending on the contract with the customer. We use the percentage of completion method of accounting for equipment construction, equipment supply and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. As of December 31, 2017, we had four construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $117 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2016, we had two construction contract in progress that was identified as a loss contract and a provision for losses in the amount of $41 was recorded in other accrued liabilities on the consolidated balance sheet.

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

Accounts receivable includes unbilled receivables, representing revenues recognized in excess of billings on uncompleted contracts under the percentage of completion method of accounting. At December 31, 2017 and December 31, 2016, unbilled receivables were approximately $7,894 and $6,755, respectively, and are included in accounts receivable on the consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts were $2,403 and $1,730 at December 31, 2017 and December 31, 2016, respectively, and are included in other accrued liabilities on the consolidated balance sheet.

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

Inventories

Inventories consist primarily of spare parts and are stated at the lower of cost or net realizable value using the first-in, first-out method. Usage is recorded in cost of sales in the period that parts were issued to a project or used to service equipment. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. On June 30, 2017, the Company established an additional excess and obsolete inventory reserve of $228 which is included in inventory on the consolidated balance sheet. On December 31, 2016, the Company established an excess and obsolete inventory reserve of $825 of which $175 is included in inventories and $650 is included in other assets on the consolidated balance sheet. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used.

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

The application of our DCF model in estimating the fair value of each reporting segment is based on the ‘net asset’ approach to business valuation. In using this approach for each reportable segment, we forecast segment revenues and expenses out to perpetuity and then discount the resulting cash flows to their present value using an appropriate discount rate. The forecast considers, among other items, the current and expected business environment, expected changes in the fixed and variable cost structure as the business grows, and a revenue growth rate that we feel is both achievable and sustainable. The discount rate used is composed of a number of identifiable risk factors, including equity risk, company size, and certain company specific risk factors such as our debt-to-equity ratio, among other factors, that when added together, results in a total return that a prudent investor would demand for an investment in our company.

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

Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2017 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment.

Building Impairment

During the second quarter of 2017, we experienced a decrease in our stock price that caused our market capitalization to fall below the equity value on our consolidated balance sheet, which resulted in an indicator of impairment. This, along with an overall slowdown in APC technology and corresponding downward adjustments to our financial forecasts, was considered during a detailed evaluation of the fair value of our reporting units. As a result of these triggering events, Fuel Tech performed a long-lived asset impairment analysis for each of the reporting units as of April 1, 2017. Based on this evaluation, we determined that our APC segment failed the first step of our impairment analysis because the estimated gross cash flows and fair value of the reporting unit was less than its carrying value, thus requiring additional analysis of the segment. However, no impairment resulted as the fair values of the underlying patents and equipment equaled or exceeded their carrying values. We evaluated the corporate asset group, which contains our corporate headquarters office building and land in Warrenville, Illinois, using the residual method and management determined that there was not adequate gross cash flows to support the carrying value. After obtaining an appraisal from a third-party appraiser, management determined that the carrying value of the office building and land exceeded the fair value and recorded an impairment charge of $2,965 for the year ended December 31, 2017.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Long-lived assets, including property, plant and equipment (PP&E) and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. Due to the existence of impairment indicators as more fully described in Note 1 to our consolidated financial statements, we performed a more detailed analysis of potential long-lived and intangible asset impairment in the APC technology asset group during the fourth quarter of 2017 using the aforementioned undiscounted cash flows analysis.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606). These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In August 2015, the FASB approved a one-year deferral to January 1, 2018. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has completed a detailed review of the terms and provisions of its customer contracts in light of these changes. The project team is in the process of finalizing the evaluation of these contracts under the new guidance, as well as assessing the need for any potential changes to the Company’s accounting policies and internal control structure. That said, the Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs utilizing a percentage of completion (cost-to-cost input), or shipment or delivery of the product based on the applicable shipping terms. Fuel Tech’s sales of its products to customers represent single performance obligations, which are not expected to be impacted by these changes. As a result, management does not expect the adoption of these changes to have a material impact on the Consolidated Financial Statements. The Company adopted the standard on January 1, 2018 using the modified retrospective method and the cumulative impact, which the Company expects will be immaterial to the Consolidated Financial Statements, will be recognized in beginning retained earnings.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. ASU 2016-18 will be effective for the Company beginning on January 1, 2018 and will be applied using a retrospective approach. Other than this change in presentation within the Consolidated Statement of Cash Flows, ASU 2016-18 will not have an impact on the Company's consolidated financial statements.

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

2017 versus 2016

Revenues for the years ended December 31, 2017 and 2016 were $45,166 and $55,161, respectively. The year-over-year decrease of $9,995, or 18%, was driven by decreased revenue in both APC and FUEL CHEM technology segments in both our United States (U.S.) and foreign operations. Our U.S. revenues decreased by $13,035 or 31% from $42,545 to $29,510, and our international revenues increased by $3,040 or 24% from $12,616 to $15,656.

Revenues for the APC technology segment were $27,808 for the year ended December 31, 2017, a decrease of $6,244, or 18%, versus fiscal 2016. First, the U.S. regulatory environment, while remaining favorable for our prospects, has not spurred capital investment in our products by electric power producers. Second, while general economic conditions in the U.S. have improved, energy demand for coal fired power plants has declined as utilities have switched to lower cost natural gas sources. At the same time, these sources have generally allowed utilities to meet their regulatory objectives with existing emissions investments. Sales in foreign locations have not been robust enough to offset reduced demand in the U.S. While we expect to see improved order flow in our U.S. APC segment in 2018, any future orders will be dependent on our customers' capital investment decisions to install emissions control technologies in order to meet state or federal regulations. We continue to actively bid projects in our foreign markets during 2018 and will continue to look for growth opportunities within our chosen markets. Backlog for the years ended December 31, 2017 and 2016 was $22.1 million and $8.0 million, respectively.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2017 were $17,358, a decrease of $3,751, or 18% versus fiscal 2016. This decrease is principally associated with reduced product demand from some of our largest Fuel Chem customers. These customers' decision to reduce spending was based on a number of factors including cost of coal fire powered generation, energy demand and overall economic conditions affecting the plant. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications, but our ability to attract new coal customers continues to be affected by the soft electric demand market and fuel switching as a result of low natural gas prices.

Consolidated cost of sales for the years ended December 31, 2017 and 2016 were $27,144 and $36,367, respectively. Consolidated gross margin percentages for the years ended December 31, 2017 and 2016 were 40% and 34%, respectively. The gross margins for the APC technology segment increased to 34% in 2017 from 25% in 2016. Gross margin for the APC technology segment in 2016 included charges totaling $0.8 million consisting of a subcontractor dispute of $0.6 million and a non-cash excess and obsolete inventory reserve of $0.2 million; exclusive of these charges, gross margin would have been $9.5 million, or 28%. The overall increase in gross margin in the APC technology segment from 2016 to 2017 is due to product and technology mix. Gross margin percentage for the FUEL CHEM technology segment increased slightly in 2017 to 50% from 48% in 2016. Gross margin for the FUEL CHEM technology segment in 2016 included the impact of the above-referenced non-cash excess and obsolete inventory reserve of $0.6 million; excluding this impact, gross margin would have been $10.7 million or 51%.

During the second quarter of 2017, we experienced a decrease in our stock price that caused our market capitalization to fall below the equity value on our consolidated balance sheet, which resulted in an indicator of impairment. This, along with an overall slowdown in APC technology and corresponding downward adjustments to our financial forecasts, was considered during a detailed evaluation of the fair value of our reporting units. As a result of these triggering events, Fuel Tech performed a long-lived asset impairment analysis for each of the reporting units as of April 1, 2017. We evaluated the corporate asset group, which contains our corporate headquarters office building and land in Warrenville, Illinois, using the residual method and management determined that there was not adequate gross cash flows to support the carrying value. After obtaining an appraisal from a third-party appraiser, management determined that the carrying value of the office building and land exceeded the fair value and recorded an impairment charge of $2,965 for the year ended December 31, 2017.

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2017 and 2016 were $20,933 and $25,564, respectively. The decrease of $4,631 or 18%, is primarily attributed to the following:

•	A decrease in employee related costs, totaling $2,060, including an overall reduction in travel and entertainment costs of $437

•	A decrease in stock compensation expense of $602

•	A decrease in depreciation and amortization of $436

•	A decrease in professional fees and consulting services of $452

•	A decrease in office and administrative costs relating to our foreign subsidiaries of $377

•	A decrease in other administrative costs of $730

Restructuring costs were $119 and $1,428 in connection with the workforce reduction for the years ended December 31, 2017 and 2016. See Note 15, Restructuring Activities, for further discussion.

Research and development (“R&D”) expenses were $1,070 and $1,752 for the years ended December 31, 2017 and 2016, respectively. The decrease in research and development expenses for the year ended December 31, 2017 in comparison to the same period prior year amounts was related to organizational workforce actions taken in both 2017 and 2016. The remaining expenditures in our research and development expenses were focused on new product development for our APC and Fuel Chem businesses. We plan to continue focusing on increased research and development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Interest income for the year ended December 31, 2017 decreased by $15 to $10 versus $25 in 2016. Interest expense was $0 in both 2017 and 2016. Finally, the decrease in net other expenses to $28 from $925 in the prior year is due primarily to the impact of foreign exchange rates as it relates to settlement of balances denominated in foreign currencies, and certain other bank fees related to Letter of Credits.

For the year ended December 31, 2017, we recorded an income tax benefit of $46 on pre-tax loss of $7,115. Our effective tax rates were 0.4% and 12.9% for the years ended December 31, 2017 and 2016, respectively. The effective tax rate for the year-ended December 31, 2017 differed from the federal statutory rate of 34% as a result of net operating losses generated in the United States, China, and Italy, which were offset by establishment of full valuation allowances. For the year ended December 31, 2016, we recorded an income tax expense of $1,664 on pre-tax loss of $12,924. Our income tax expense of 1,664 in 2016 resulted from the establishment of a full valuation allowance for the China deferred tax assets.

On December 22, 2017, the United States (“U.S.”) enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). Information regarding the impact on the Company is included in Note 4. Income Taxes to the consolidated financial statements included herein.

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

Research and development (“R&D”) expenses were $1,752 and $1,447 for the years ended December 31, 2016 and 2015, respectively. We plan to continue focusing on increased R&D efforts in the pursuit of commercial applications for our technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

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

For the year ended December 31, 2016, we recorded an income tax expense of $1,664 on pre-tax loss of $12,924. Our effective tax rates were 12.9% and 43.6% for the years ended December 31, 2016 and 2015, respectively. The effective tax rate for the year-ended December 31, 2016 differed from the federal statutory rate of 34% as a result of establishing a full valuation allowance on our China deferred tax assets and net operating losses generated in the United States, which were offset by establishment of full valuation allowance. For the year ended December 31, 2015, we recorded an income tax expense of $3,757 on pre-tax loss of $8,623. Our income tax expense of $3,757 in 2015 resulted from the establishment of a full valuation allowance for the United States deferred tax assets and income from our Italian subsidiary for which we reversed a portion of our deferred income tax valuation allowances as a result of the entity’s previously recorded net operating losses.

Liquidity and Sources of Capital

At December 31, 2017, we had cash and cash equivalents of $8,366 (excluding restricted cash of $6,020) and working capital of $18,025 versus cash and cash equivalents of $11,826 (excluding restricted cash of $6,020) and working capital of $26,585 at December 31, 2016.

Operating activities used $3,568 of cash for the year ended December 31, 2017, primarily due to the add back of non-cash items from our net loss from continuing operations of $7,069 including stock compensation expense of $1,389, depreciation and amortization of 1,503, building impairment charge of $2,965, excess and obsolete inventory reserve of $228, and a loss on sale of equipment of $304, as well as a decrease in our accounts receivable balance of $113, an increase in our inventory balance of $134, and an increase in prepaid expenses and other current and non-current assets of $1,084, and an decrease in our accrued liabilities and other non-current liabilities of $2,439. Partially offsetting these items was subtraction from our net loss related to an increase in our accounts payable balance of $2,500. Cash used by operating activities also included cash used of $1,868 associated with the activity of the Fuel Conversion discontinued operations.

Operating activities used $2,738 of cash for the year ended December 31, 2016, primarily due to the add back of non-cash items from our net loss of $17,388 including stock compensation expense of $1,991, depreciation and amortization of 3,500, a decrease in deferred income taxes of $1,196, intangibles assets impairment charge of $2,074, excess and obsolete inventory reserve of $825, a reduction in bad debt expense of $111, and a loss on sale of equipment of $60, as well as a decrease in our accounts receivable balance of $3,522, a decrease in inventory of $446, and a decrease in prepaid expenses and other current and non-current assets of $2,893, and an increase in our accrued liabilities and other non-current liabilities of $699. Partially offsetting these items was subtraction of a non-cash item from our net loss related to a decrease in our accounts payable balance of $2,445.

Investing activities used cash of $490 and $938 for the years ended December 31, 2017 and 2016, respectively. Investment activities for the year ended December 31, 2017 consisted of purchases of equipment, patents, and other intangibles of $492 and proceeds from sale of equipment of $2. Investment activities for the year ended December 31, 2016 consisted of purchases of equipment, patents, and other intangibles of $940 and proceeds from sale of equipment of $2.

Financing activities used $258 of cash for the year ended December 31, 2017 as a result of $258 in cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units. Financing activities used $6,192 of cash for the year ended December 31, 2016 as a result of $6,020 increase in restricted cash, and $172 in cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units.

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

On June 16, 2017, the Company amended its existing U.S. Domestic credit facility with JPM Chase to extend the maturity date to June 28, 2019. There are no financial covenants set forth in this amendment to the Facility. The credit availability under the Facility remains at $5,000 with this amendment, and further, JPM Chase's current Revolving Commitment under the Facility remains secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The amount of credit available to the Company under the Facility is $5,000 and will remain as such until the Maturity Date of the Facility on June 28, 2019. The Company intends to renew the U.S. Domestic credit facility at its maturity. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and has fully pledged such cash as collateral to the bank to support the credit available to the Company under the Facility. As of December 31, 2017 and 2016, there were no outstanding borrowings on the credit facility.

On January 10, 2018, the Company amended its existing U.S. Domestic credit facility with JPM Chase to increase the credit available under the Facility by $500 to $5,500 from the effective date of the amendment to August 31, 2018. After August 31, 2018, the amount of credit available under the facility will be reduced to $5,000 through the maturity date of June 28, 2019. There were no other modifications to the terms of the Facility from the amendment of the facility on June 16, 2017.

At December 31, 2017 and 2016, we had outstanding standby letters of credit and bank guarantees totaling approximately $3,004 and $3,292, respectively, on our domestic credit facility in connection with contracts in process. We are committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2017 and 2016, there were no cash borrowings under the domestic revolving credit facility and approximately $1,996 and $1,708, respectively, was available for future borrowings. We pay a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 16, 2017, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $999), which expires on June 29, 2018. The current facility for Beijing Fuel Tech is also secured by cash held by the Company of $1,020 in a separate restricted use designated JPM Chase deposit account. The Company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 6.5 million facility that expired on June 23, 2017. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2017 and 2016, Beijing Fuel Tech had no cash borrowings under the China Facility.

At December 31, 2017 and 2016, we had outstanding standby letters of credit and bank guarantees totaling approximately $246 and $22, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2017 and 2016, approximately $753 and $914 was available for future borrowings.
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

For the year ended December 31, 2017, we have sustained losses before discontinued operations totaling $7,069. Our cash used in continuing operations for this same period totaled $1,700. We have taken measures to reduce our expense infrastructure, and over the past three years have eliminated approximately $19 million in aggregate expense through headcount and other operating expense cutbacks.

Our cash balance as of December 31, 2017 totaled $14.4 million (inclusive of our restricted cash balance), and our working capital totaled $18.0 million. We do not have any outstanding debt obligations other than our letters of credit, and our current credit agreement does not have any financial covenants as we have moved to a cash collateralized line of credit with our lender.

We have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control and Fuel Chem businesses. This evaluation included consideration of the following: a) customer and revenue trends in our APC and Fuel Chem business segments, b) current operating structure and expenditure levels, c) contingent payouts as described in the notes to our financial statements, and d) support for our research and development initiatives.

We currently have a $5 million domestic U.S. credit facility which we use to issue letters of credit to our customers, which is a fully cash collateralized line of credit requiring us to deposit funds in a restricted cash account to support that credit line. We expect to continue operating under this arrangement for the foreseeable future. Our liquidity may be adversely affected to the extent we are required to collateralize further letters of credit by additional cash deposits.

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
Payments due by period in thousands of dollars

Contractual Cash Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Operating lease obligations	$1,664	$749	$713	$202	$—
Total	$1,664	$749	$713	$202	$—
Interest payments in the amount of $0, $0, and $27 were made during the years ended December 31, 2017, 2016 and 2015, respectively.

In the normal course of our business, we use bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

•	in support of the warranty period defined in the contract; or

•	in support of the system performance criteria that are defined in the contract.
In addition, we use bank performance guarantees with standby letters of credit and performance surety bonds as security for contract performance and other obligations as needed in the normal course of business. As of December 31, 2017, we had outstanding bank performance obligations that may or may not result in cash obligations as follows:
Commitment expiration by period in thousands of dollars

Commercial Commitments	Total	2018	2019	2020	Thereafter
Standby letters of credit and bank guarantees	$3,250	$2,970	$216	$64	$—
Total	$3,250	$2,970	$216	$64	$—
Off-Balance-Sheet Transactions
There were no other off-balance-sheet transactions other than the obligations and commitments listed above during the three-year period ended December 31, 2017.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fuel Tech, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Chicago, Illinois
March 12, 2018

Fuel Tech, Inc.
Consolidated Balance Sheets
(in thousands of dollars, except share and per-share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$8,366	$11,826
Restricted cash	1,020	6,020
Marketable securities	6	9
Accounts receivable, net	19,690	18,790
Inventories, net	945	1,012
Prepaid expenses and other current assets	3,592	2,891
Income taxes receivable	129	87
Total current assets	33,748	40,635
Property and equipment, net	6,272	10,517
Goodwill	2,116	2,116
Other intangible assets, net	1,671	1,796
Restricted cash	5,000	—
Assets held for sale	485	2,058
Other assets	1,192	666
Total assets	$50,484	$57,788
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,065	$6,303
Accrued liabilities:
Employee compensation	1,487	1,390
Income taxes payable	73	—
Other accrued liabilities	5,098	6,357
Total current liabilities	15,723	14,050
Other liabilities	420	346
Total liabilities	16,143	14,396
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,777,001 and 23,800,924 shares issued, and 24,132,910 and 23,446,035 outstanding in 2017 and 2016, respectively	248	238
Additional paid-in capital	138,760	137,380
Accumulated deficit	(102,503)	(91,520)
Accumulated other comprehensive loss	(768)	(1,568)
Nil coupon perpetual loan notes	76	76
Treasury stock, 644,091 and 354,889 shares in 2017 and 2016, respectively, at cost	(1,472)	(1,214)
Total stockholders’ equity	34,341	43,392
Total liabilities and stockholders’ equity	$50,484	$57,788

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Operations
(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2017	2016	2015
Revenues	$45,166	$55,161	$73,664
Costs and expenses:
Cost of sales	27,144	36,367	45,107
Selling, general and administrative	20,933	25,564	30,897
Restructuring charge	119	1,428	219
Research and development	1,070	1,752	1,447
Building and intangible assets impairment	2,965	2,074	1,425
Total Costs and Expenses	52,231	67,185	79,095
Operating loss from continuing operations	(7,065)	(12,024)	(5,431)
Interest expense	—	—	(27)
Interest income	10	25	21
Other expense	(60)	(925)	(360)
Loss from continuing operations before income taxes	(7,115)	(12,924)	(5,797)
Income tax benefit (expense)	46	(1,664)	(3,757)
Net loss from continuing operations	(7,069)	(14,588)	(9,554)
Loss from discontinued operations (net of income tax benefit of $0 in 2017, 2016 and 2015)	(3,914)	(2,800)	(2,826)
Net loss	$(10,983)	$(17,388)	$(12,380)
Net loss per common share:
Basic
Continuing operations	$(0.30)	$(0.62)	$(0.42)
Discontinued operations	(0.16)	(0.12)	(0.12)
Basic net loss per common share	(0.46)	(0.74)	(0.54)
Diluted
Continuing operations	(0.30)	(0.62)	$(0.42)
Discontinued operations	(0.16)	(0.12)	(0.12)
Diluted net loss per common share	(0.46)	(0.74)	(0.54)
Weighted-average number of common shares outstanding:
Basic	23,872,000	23,365,000	23,101,000
Diluted	23,872,000	23,365,000	23,101,000
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands of dollars)

	For the years ended December 31,
	2017	2016	2015
Net (loss)	$(10,983)	$(17,388)	$(12,380)
Other comprehensive (loss):
Foreign currency translation adjustments	802	(6)	(1,097)
Unrealized (losses)/gains from marketable securities, net of tax	(2)	(6)	(11)
Total other comprehensive income (loss)	800	(12)	(1,108)
Comprehensive (loss)	$(10,183)	$(17,400)	$(13,488)
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2014	22,860	$230	$134,985	$(61,752)	$(448)	$76	$(790)	$72,301
Net loss				(12,380)				(12,380)
Foreign currency translation adjustments					(1,097)			(1,097)
Unrealized loss on marketable securities, net of tax					(11)			(11)
Stock compensation expense			1,809					1,809
Issuance of Deferred Director's shares	39	1	(71)					(70)
Tax effect of expired vested options			(908)			`		(908)
Common shares issued upon vesting of restricted stock units	352	3	(421)					(418)
Treasury shares withheld	(84)						(252)	(252)
Balance at December 31, 2015	23,167	$234	$135,394	$(74,132)	$(1,556)	$76	$(1,042)	$58,974
Net loss				(17,388)				(17,388)
Foreign currency translation adjustments					(6)			(6)
Unrealized loss on marketable securities, net of tax					(6)			(6)
Stock compensation expense			1,991					1,991
Common shares issued upon vesting of restricted stock units	382	4	(5)					(1)
Treasury shares withheld	(103)						(172)	(172)
Balance at December 31, 2016	23,446	$238	$137,380	$(91,520)	$(1,568)	$76	$(1,214)	$43,392
Net loss				(10,983)				(10,983)
Foreign currency translation adjustments					802			802
Unrealized loss on marketable securities, net of tax					(2)			(2)
Stock compensation expense			1,389					1,389
Common shares issued upon vesting of restricted stock units	976	10	(9)					1
Treasury shares withheld	(289)						(258)	(258)
Balance at December 31, 2017	24,133	$248	$138,760	$(102,503)	$(768)	$76	$(1,472)	$34,341
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)

	For the years ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net loss	$(10,983)	$(17,388)	$(12,380)
Loss from discontinued operations	3,914	2,800	2,826
Net loss from continuing operations	(7,069)	(14,588)	(9,554)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Depreciation	1,312	1,780	2,067
Amortization	215	1,118	1,536
Loss (gain) on disposal of equipment	304	60	(26)
Provision for doubtful accounts, net	—	(111)	—
Deferred income taxes	—	1,196	4,916
Stock compensation expense, net of forfeitures	1,389	1,991	1,809
Building and intangible assets impairment	2,965	2,074	1,425
Excess and obsolete inventory provision	228	825	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	113	3,522	7,880
Inventories	(134)	446	(560)
Prepaid expenses, other current assets and other noncurrent assets	(1,084)	2,893	(1,245)
Accounts payable	2,500	(2,445)	1,817
Accrued liabilities and other noncurrent liabilities	(2,439)	699	(913)
Net cash (used in) provided by operating activities - continuing operations	(1,700)	(540)	9,152
Net cash used in operating activities - discontinued operations	(1,868)	(2,198)	(2,224)
Net cash (used in) provided by operating activities	(3,568)	(2,738)	6,928

INVESTING ACTIVITIES
Purchases of property, equipment and patents	(492)	(940)	(802)
Proceeds from the sale of equipment	2	2	26
Net cash used in investing activities	(490)	(938)	(776)

FINANCING ACTIVITIES
Payments on short-term borrowings	—	—	(1,623)
Change in restricted cash	—	(6,020)	—
Treasury shares withheld	(258)	(172)	(252)
Net cash used in financing activities	(258)	(6,192)	(1,875)
Effect of exchange rate fluctuations on cash	856	10	(1,230)
Net (decrease) increase in cash and cash equivalents	(3,460)	(9,858)	3,047
Cash and cash equivalents at beginning of year	11,826	21,684	18,637
Cash and cash equivalents at end of year	$8,366	$11,826	$21,684

Supplemental Cash Flow Information:
Cash paid for:
Interest	$—	$—	$27
Income taxes paid	$31	$368	$—
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
International revenues were $15,656, $12,616, and $22,179 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts represented 35%, 23%, and 30% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. We have foreign offices in Beijing, China and Gallarate, Italy.
Basis of Presentation
The consolidated financial statements include the accounts of Fuel Tech and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
Reclassifications
Certain reclassifications to prior year amounts have been made in the consolidated financial statements to conform to the current period presentation. In the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. All amounts for the periods presented in the Consolidated Balance Sheets have been reclassified to Assets Held for Sale and all amounts in the Consolidated Statements of Operations have been reclassified to Discontinued Operations; Refer to footnote 2 for further detail.
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

Cash and Cash Equivalents
We include cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. We have never incurred realized or unrealized holdings gains or losses on securities classified as cash equivalents. Income resulting from short-term investments is recorded as interest income. At December 31, 2017, we had cash on hand of approximately $1,260 at our Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China. Cash on hand at our Italy subsidiary totaled approximately $1,132 at December 31, 2017.
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
Accounts Receivable
Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes unbilled receivables, representing costs and estimated earnings in excess of billings on uncompleted contracts under the percentage of completion method. At December 31, 2017 and 2016, unbilled receivables were approximately $7,894 and $6,755, respectively.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2015	$1,922	$—	$(150)	$1,772
2016	$1,772	$172	$(375)	$1,569
2017	$1,569	$—	$(24)	$1,545
Prepaid expenses and other current assets
Prepaid expenses and other current assets includes Chinese banker acceptances of $613 and $838 as of December 31, 2017 and 2016. These are short-term commitments of typically 30 to 60 days for future payments and can be redeemed at a discount or applied to future vendor payments.
Inventories
Inventories consist primarily of spare parts and are stated at the lower of cost or net realizable value using the first-in, first-out method. Usage is recorded in cost of sales in the period that parts were issued to a project or used to service equipment. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. The table below sets forth the components of the Excess and Obsolete Inventory Reserve for the years ended December 31.

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2016	$—	$825	$—	$825
2017	$825	$228		$1,053
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

Accumulated Other Comprehensive (Loss)
The changes in accumulated other comprehensive (loss) by component were as follows:

	December 31,
	2017	2016
Foreign currency translation
Balance at beginning of period	$(1,574)	$(1,568)
Other comprehensive (loss):
Foreign currency translation adjustments (1)	802	(6)
Balance at end of period	$(772)	$(1,574)
Available-for-sale marketable securities
Balance at beginning of period	$6	$12
Other comprehensive (loss):
Net unrealized holding (loss) (2)	(2)	(6)
Balance at end of period	$4	$6
Total accumulated other comprehensive (loss)	$(768)	$(1,568)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.
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
Goodwill is allocated to each of our reporting units, which is defined as an operating segment or one level below an operating segment, upon acquisition after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. Goodwill is also evaluated for impairment at the reporting unit level. We have two reporting units for goodwill evaluation purposes: the FUEL CHEM technology segment and the APC technology segment. There is no goodwill associated with our APC business technology segment.
The entire goodwill balance of $2,116 was allocated to the FUEL CHEM technology segment as of December 31, 2017 and 2016. The Company did not recognize a charge for goodwill impairment for the periods ended December 31, 2017, 2016 and 2015.
Other Intangible Assets
Management reviews other finite-lived intangible assets, which include customer lists and relationships, covenants not to compete, patent assets, trade names, and acquired technologies, for impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset or asset group is less than the carrying amount of the asset or asset group, an impairment loss equal to the excess of the asset or asset group's carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. In the fourth quarter of 2016, the Company performed an impairment test of the carrying value of our intangible assets to determine whether any impairment existed given the decline in our stock price and sustained operating losses in our APC segment. The Company determined that the sum of the expected undiscounted cash flows attributable to certain intangible assets was less than its carrying value and that an impairment charge was required. The impairment loss primarily related to the developed technology, customer relationships and trademarks acquired in the 2014 acquisition of PECO and FGC. The Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment charge of $2,074, which was included in “Intangible assets impairment” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016.
In the fourth quarter of 2015, the Company performed an impairment test of the carrying value of our intangible assets to determine whether any impairment existed. The Company determined that the sum of the expected undiscounted cash flows attributable to certain intangible assets was less than its carrying value and that an impairment write-down was required. The impairment loss primarily related to the customer lists acquired in the 2009 acquisition of Advanced Combustion Technology and the 2014 acquisition of PECO. The Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $1,425, which was included in “Intangible assets impairment” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2015.
Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. As of December 31, 2017 and 2016, the net patent asset balance, excluding patents acquired in business acquisitions, was $1,611 and $1,656, respectively. The third-party costs capitalized as patent costs during the years ended December 31, 2017 and 2016 were $135 and $166, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.
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
Amortization expense from continuing operations for intangible assets was $215, $1,118 and $1,536 for the years ended December 31, 2017, 2016 and 2015, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2017 and 2016, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2017			2016
Description of Other Intangibles	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11-15 years	$1,198	$(1,138)	$60	$3,119	$(2,979)	$140
Patent assets	1- 20 years	2,412	(801)	1,611	3,100	(1,444)	1,656
Total		$3,610	$(1,939)	$1,671	$6,219	$(4,423)	$1,796
The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2018	$198
2019	138
2020	138
2021	138
2022	138
Thereafter	921
Total	$1,671
Property and Equipment
Property and equipment is stated at historical cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense from continuing operations was $1,312, $1,780, and $2,067 for the years ended December 31, 2017, 2016 and 2015, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2017 and 2016, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life	2017	2016
Land		$1,050	$1,440
Building	39 years	3,950	4,535
Building and leasehold improvements	3-39 years	3,264	5,087
Field equipment	3-4 years	19,251	19,467
Computer equipment and software	2-3 years	3,124	2,973
Furniture and fixtures	3-10 years	1,539	1,521
Vehicles	5 years	32	36
Total cost		32,210	35,059
Less accumulated depreciation		(25,938)	(24,542)
Total net book value		$6,272	$10,517

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

During the second quarter of 2017, we experienced a decrease in our stock price that caused our market capitalization to fall below the equity value on our consolidated balance sheet, which resulted in an indicator of impairment. This, along with an overall slowdown in APC technology and corresponding downward adjustments to our financial forecasts, was considered during a detailed evaluation of the fair value of our reporting units. As a result of these triggering events, Fuel Tech performed a long-lived asset impairment analysis for each of the reporting units as of April 1, 2017. Based on this evaluation, we determined that our APC segment failed the first step of our impairment analysis because the estimated gross cash flows and fair value of the reporting unit was less than its carrying value, thus requiring additional analysis of the segment. However, no impairment resulted as the fair values of the underlying patents and equipment equaled or exceeded their carrying values. We evaluated the corporate asset group, which contains our corporate headquarters office building and land in Warrenville, Illinois, using the residual method and management determined that there was not adequate gross cash flows to support the carrying value. After obtaining an appraisal from a third-party appraiser, management determined that the carrying value of the office building and land exceeded the fair value and recorded an impairment charge of $2,965 for the year ended December 31, 2017.
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

Stock-Based Compensation
Our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), was adopted in May 2014 and allows for awards to be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,400,676 shares that may be issued or reserved for awards to participants under the Incentive Plan as of December 31, 2017. Based on the existing issued or reserved awards in Incentive Plan, there are 404,941 shares available to be used for future awards to participants in the Incentive Plan as of December 31, 2017.
Basic and Diluted Earnings per Common Share
Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs) and the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options are excluded from diluted earnings per share because they are anti-dilutive. At December 31, 2017, 2016 and 2015, we had outstanding equity awards of 2,210,000, 1,800,000 and 2,068,000, respectively, which were antidilutive for the purpose of inclusion in the diluted earnings per share calculation because the exercise prices of the options were greater than the average market price of our common stock. As of December 31, 2017 and 2016, respectively, we had an additional 168,000 and 184,000 equity awards that were antidilutive because of the net loss in the year then ended. These equity awards could potentially dilute basic EPS in future years.
The table below sets forth the weighted-average shares used at December 31 in calculating earnings (loss) per share:

	2017	2016	2015
Basic weighted-average shares	23,872,000	23,365,000	23,101,000
Conversion of unsecured loan notes	—	—	—
Unexercised options and unvested restricted stock units	—	—	—
Diluted weighted-average shares	23,872,000	23,365,000	23,101,000
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
For the year ended December 31, 2017, we had one customer which individually represented greater than 10% of revenues. The customer contributed primarily to our FUEL CHEM technology segment and represented 10% of consolidated revenues. We had no customers that accounted for greater than 10% of our current assets as of December 31, 2017.

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
Treasury Stock
We use the cost method to account for its common stock repurchases. During the years ended December 31, 2017 and 2016, we withheld 289,202 and 103,097 shares of our Common Shares, valued at approximately $258 and $172, respectively, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. Refer to Note 6, “Treasury Stock,” for further discussion.
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

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606). These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In August 2015, the FASB approved a one-year deferral to January 1, 2018. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has completed a detailed review of the terms and provisions of its customer contracts in light of these changes. The project team is in the process of finalizing the evaluation of these contracts under the new guidance, as well as assessing the need for any potential changes to the Company’s accounting policies and internal control structure. That said, the Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs utilizing a percentage of completion (cost-to-cost input), or shipment or delivery of the product based on the applicable shipping terms. Fuel Tech’s sales of its products to customers represent single performance obligations, which are not expected to be impacted by these changes. As a result, management does not expect the adoption of these changes to have a material impact on the Consolidated Financial Statements. The Company adopted the standard on January 1, 2018 using the modified retrospective method and the cumulative impact, which the Company expects will be immaterial to the Consolidated Financial Statements, will be recognized in beginning retained earnings.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. ASU 2016-18 will be effective for the Company beginning on January 1, 2018 and will be applied using a retrospective approach. Other than this change in presentation within the Consolidated Statement of Cash Flows, ASU 2016-18 will not have an impact on the Company's consolidated financial statements.

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
2.    DISCONTINUED OPERATIONS

During 2017, the Company has suspended all operations associated with the Fuel Conversion business segment. The components of the net assets of the Fuel Conversion discontinued operations as of December 31, 2017 are included in Assets held for sale on the Consolidated Balance Sheets totaling $485 which consists primarily of certain equipment. The components of the net assets of the Fuel Conversion discontinued operations as of December 31, 2016 are included in Assets held for sale on the Consolidated Balance Sheets totaling $2,058 which consisted of certain equipment of $402 and the Carbonite intangible asset of $1,656. The resulting amount in assets held for sale was determined using management's assumptions based on a plan of sale and we may not be able to realize as much value from the sale of the assets as we expect. In addition, accrued severance of $376 is included in the other accrued liabilities line of the Consolidated Balance Sheets as of December 31, 2017. The Fuel Conversion business segment had no other assets or liabilities associated with it.
The activity of the Fuel Conversion discontinued operations consisted of Research and Development, severance, an impairment charge and other costs for the years ended December 31, 2017, 2016, and 2015 of $3,914, $2,800 and $2,826, respectively. The loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2017 includes the severance charges associated with suspension of the Fuel Conversion business segment of $581. The loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2017 includes an impairment charge related to the Carbonite intangible asset of $1,354 as a result of not being able to reach an agreement with a third-party to acquire or license the Carbonite technology. Absent a third-party agreement, management determined there was not adequate gross cash flows to support the carrying value of the asset and recorded the impairment charge during the fourth quarter of 2017. The Fuel Conversion business segment had no revenues associated with it.

The Company expects to incur $581 of severance costs relating to the suspension of the Fuel Conversion business segment, of which $205 was paid in 2017, $311 will be paid in 2018 and $65 will be paid in 2019. The Company expects to incur storage fees and other disposal costs associated with certain property, plant and equipment and contractual termination payments or other miscellaneous expenses but an estimated amount or range of amounts has not yet been determined.

3.    CONSTRUCTION CONTRACTS IN PROGRESS
The status of contracts in progress as of December 31, 2017 and 2016 is as follows:

	2017	2016
Costs incurred on uncompleted contracts	$101,600	$111,925
Estimated earnings	49,561	55,527
Earned revenue	151,161	167,452
Less billings to date	(145,670)	(162,427)
Total	$5,491	$5,025
Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,894	$6,755
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,403)	(1,730)
Total	$5,491	$5,025
Costs and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable on the consolidated balance sheet, while billings in excess of costs and estimated earnings on uncompleted contracts are included in other accrued liabilities on the consolidated balance sheet.
As of December 31, 2017 we had four construction contracts in progress that were identified as loss contracts and a provision for losses of $117 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2016, we had 2 construction contracts in progress that was identified as a loss contract and a provision for losses of $41 was recorded in other accrued liabilities on the consolidated balance sheet.

4.    INCOME TAXES

On December 22, 2017, the United States (“U.S.”) enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The Company did not record additional provisional income tax given the Company has full valuation allowances on its deferred tax assets and liabilities and the net operating loss generated in 2017. This represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

Accordingly, the Company’s income tax provision as of December 31, 2017 reflects (i) the current year impacts of the U.S. Tax Act on the estimated annual effective tax rate and (ii) the following discrete items resulting directly from the enactment of the Tax Act based on the information available, prepared, or analyzed (including computations) in reasonable detail:

(a) The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. The impact from the permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018. The Company adjusted the deferred tax asset and liabilities and the corresponding valuation reserve as a result of the reduction in the U.S. federal corporate tax rate.

The Tax Act imposes a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings.  The one-time transition tax is based on our total post-1986 foreign earnings and profits ("E&P") for which we have previously deferred from U.S. income taxes.  The Company determined there to be no provisional amount for its one-time transition tax liability for its foreign subsidiaries given the cumulative net operating losses in its foreign jurisdictions. We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets which may change when we finalize these amounts and the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference (i.e., basis difference in excess of that subject to the one-time transition tax) inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. It is not practicable to determine the amount of unrecognized withholding taxes and deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities. The position to indefinitely reinvest foreign earnings will be reassessed as part of the analysis related to the one-time repatriation tax.

Within the calculation of the Company’s annual effective tax rate the Company has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the FASB and/or various other taxing jurisdictions.  For example, the Company anticipates that the state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the annual effective tax rate.

The components of (loss) income before taxes for the years ended December 31 are as follows:

Origin of income before taxes	2017	2016	2015
United States	$(9,821)	$(13,016)	$(9,763)
Foreign	(1,208)	(2,708)	1,140
(Loss) before income taxes	$(11,029)	$(15,724)	$(8,623)
Significant components of income tax benefit (expense) for the years ended December 31 are as follows:

	2017	2016	2015
Current:
Federal	$111	$(357)	$1,155
State	—	—	(14)
Foreign	(65)	(105)	(120)
Total current	46	(462)	1,021
Deferred:
Federal	—	—	(4,143)
State	—	—	(548)
Foreign	—	(1,202)	(87)
Total deferred	—	(1,202)	(4,778)
Income tax benefit (expense)	$46	$(1,664)	$(3,757)
A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2017	2016	2015
Provision at the U.S. federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	—%	2.4%	5.2%
Foreign tax rate differential	(0.2)%	—%	0.6%
Valuation allowance	10.2%	(42.7)%	(72.3)%
Federal tax rate change	(43.9)%	—%	—%
Other true up	—%	(0.6)%	(7.8)%
Intangible assets impairment and other non-deductibles	(1.8)%	—%	(2.2)%
Other	2.1%	(4.1)%	(1.1)%
Income tax benefit (expense) effective rate	0.4%	(11.0)%	(43.6)%

The deferred tax assets and liabilities at December 31 are as follows:

	2017	2016
Deferred tax assets:
Stock compensation expense	$1,814	$2,624
Goodwill	2,366	2,235
Royalty accruals	443	353
Intangible assets	—	967
Bad debt allowance	360	389
Inter-company interest expense accrual	496	629
Net operating loss carryforwards	5,253	5,485
Credit carry-forwards	694	584
Inventory reserve	254	318
Depreciation	555	—
Other	362	399
Total deferred tax assets	12,597	13,983
Deferred tax liabilities:
Depreciation	—	(460)
Intangible assets	(386)	—
Other	(146)	(344)
Total deferred tax liabilities	(532)	(804)
Net deferred tax asset before valuation allowance	12,065	13,179
Valuation allowances for deferred tax assets	(12,065)	(13,179)
Net deferred tax asset	$—	$—
The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2015	$2,006	6,625	(799)	$7,832
2016	$7,832	5,347	—	$13,179
2017	$13,179	(1,114)	—	$12,065
For the years ended December 31, 2017, 2016 and 2015, there were no exercises of stock options.
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
The following table summarizes our unrecognized tax benefit activity (excluding interest and penalties) during the years ended December 31, 2017, 2016 and 2015:

Description	2017	2016	2015
Balance at beginning of period	$—	$140	$117
Increases in positions taken in a current period	—	—	38
Decreases due to settlements	—	(140)	(15)
Balance at end of period	$—	$—	$140
We recognize interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. There were no interest and penalties recognized in income tax expense during the years ended December 31, 2017, 2016 and 2015. The total amount of unrecognized tax benefits as of December 31, 2017, 2016 and 2015, including interest and penalties, was $0, $0 and $140, respectively, all of which if ultimately recognized will reduce our annual effective tax rate.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2014.
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
The investment in our foreign subsidiaries is considered to be indefinite in duration and therefore we have not provided a provision for deferred U.S. income taxes on the unremitted earnings from those subsidiaries. A provision has not been established because it is not practicable to determine the amount of unrecognized deferred tax liability for such unremitted foreign earnings and because it is our present intention to reinvest the undistributed earnings indefinitely. This position will be reassessed as part of the analysis related to the one-time repatriation tax.
As required by ASC 740, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We have approximately $13,276 of US net operating loss carryforwards available to offset future US taxable income as of December 31, 2017. The net operating loss carry-forwards related to tax losses generated in prior years in the US begin to expire in 2034. Further, we have tax loss carry-forwards of approximately $3,837 available to offset future foreign income in Italy as of December 31, 2017. We have recorded a full valuation allowance against the resulting $920 deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to utilize the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated in prior years in Italy. Finally, we have tax loss carry-forwards of approximately $3,613 available to offset future foreign income in China as of December 31, 2017. The net operating loss carry-forwards related to tax losses generated in prior years in China expire in 2022.

5.    COMMON SHARES
At December 31, 2017 and 2016, respectively, we had 24,777,001 and 23,800,924 Common Shares issued and 24,132,910 and 23,446,035 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). As of December 31, 2017, we had 4,400,676 shares reserved for issuance upon the exercise or vesting of equity awards, of which 1,116,750 are stock options that are currently exercisable (see Note 8).

6.    TREASURY STOCK
Common shares held in treasury totaled 644,091 and 354,889 with a cost of $1,472 and $1,214 at December 31, 2017 and 2016, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the current and prior years.

7.    NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES
At December 31, 2017 and 2016, respectively, we had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (the “Loan Notes”) outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2017, the nil coupon loan notes were convertible into 6,715 common shares. Based on our closing stock price of $1.12 at December 31, 2017, the aggregate fair value of the common shares that the holders would receive if all the loan notes were converted would be approximately $8, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of our dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheet. The notes do not hold distribution or voting rights unless and until converted into common shares.
In 2017, 2016 and 2015, there were no Loan Notes repurchased by the Company.

8.    STOCK-BASED COMPENSATION
Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,400,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. At December 31, 2017, we had approximately 404,941 equity awards available for issuance under the Incentive Plan.

We adopted the provisions of ASU 2016-09 as of January 1, 2017. Pursuant to this adoption, we recorded any excess tax benefits within income tax expense for the year ended December 31, 2017, where previously these were recorded as increases or decreases to additional paid-in capital. This change has been applied prospectively effective January 1, 2017, and therefore no adjustments were made to prior periods. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the year ended December 31, 2017. In addition, we have continued to account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. In accordance with the guidance, we retrospectively reported cash paid on behalf of employees for withholding shares for tax-withholding purposes as a financing activity in the Consolidated Statement of Cash Flows. Additionally, there were no excess tax benefits for the year ended December 31, 2017. Any future excess tax benefits will be classified as an operating activity, applied prospectively. The adoption of this ASU did not result in a material change in our earnings, cash flows, or financial position.
Stock-based compensation is included in selling, general and administrative costs in our consolidated statements of operations.
The components of stock-based compensation from continuing operations for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the Year Ended December 31,
	2017	2016	2015
Stock options	$120	$90	$194
Restricted stock units	1,269	1,901	1,615
Total stock-based compensation expense	1,389	1,991	1,809
Tax benefit of stock-based compensation expense	—	—	(696)
After-tax effect of stock based compensation	$1,389	$1,991	$1,113
As of December 31, 2017, there was $893 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 2.8 years.
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

Based on the results of the model, the weighted-average fair value of the stock options granted during the 12-month periods ended December 31, 2017, 2016 and 2015, respectively, were $0.68, $1.11 and $1.54 per share using the following weighted average assumptions:

	2017	2016	2015
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.33%	1.85%	2.21%
Expected volatility	61.2%	62.3%	51.6%
Expected life of option	10.0 years	8.8 years	8.8 years
The following table presents a summary of our stock option activity and related information for the years ended December 31:

	2017		2016		2015
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,039,750	$8.39	1,191,125	$10.48	1,546,500	$11.62
Granted	176,000	0.96	81,000	1.58	126,000	2.44
Exercised	—	—	—	—	—	—
Expired or forfeited	(99,000)	18.32	(232,375)	16.72	(481,375)	12.04
Outstanding at end of year	1,116,750	$6.34	1,039,750	$8.39	1,191,125	$10.48
Exercisable at end of year	1,116,750	$6.34	1,039,750	$8.39	1,191,125	$10.48
Weighted-average fair value of options granted during the year		$0.68		$1.11		$1.54

The following table provides additional information regarding our stock option activity for the 12 months ended December 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding on January 1, 2017	1,039,750	$8.39
Granted	176,000	0.96
Exercised	—	—
Expired or forfeited	(99,000)	18.32
Outstanding on December 31, 2017	1,116,750	$6.34	4.8 years	$27,280
Exercisable on December 31, 2017	1,116,750	$6.34	4.8 years	$27,280
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $1.12 as of December 31, 2017, which would have been received by the option holders had those options holders exercised their stock options as of that date.
The following table summarizes information about stock options outstanding at December 31, 2017:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.96 - $6.58	707,500	6.9 years	$3.02	707,500	$3.02
$ 6.59 - $11.59	319,250	1.6 years	9.68	319,250	9.68
$11.60 - $16.60	20,000	0.6 years	15.42	20,000	15.42
$16.61 - $21.70	15,000	0.2 years	17.82	15,000	17.82
$21.71 - $26.80	55,000	0.4 years	23.15	55,000	23.15
$ 0.96 - $26.80	1,116,750	4.8 years	$6.34	1,116,750	$6.34

Non-vested stock option activity for the 12 months ended December 31, 2017 was as follows:

	Non-Vested Stock Options Outstanding	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2017	—	$—
Granted	176,000	0.68
Vested	(176,000)	0.68
Forfeited	—	—
Outstanding on December 31, 2017	—	—
As of December 31, 2017, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. Fuel Tech received no proceeds from the exercise of stock options in the years ended December 31, 2017, 2016 and 2015, respectively. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements.
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

In addition to the time vested RSUs described above, performance-based RSU agreements (the Agreements) are issued annually to our President/Chief Executive Officer; Senior Vice President, Treasurer/Chief Financial Officer; and Senior Vice President, General Counsel and Corporate Secretary. The Agreements provide each participating executive the opportunity to earn three types of awards with each award type specifying a targeted number of RSUs that may be granted to each executive based on either the individual performance of the executive or our relative performance compared to a peer group, as determined by the award type. The Compensation Committee of our Board of Directors (the Committee) determines the extent to which, if any, RSUs will be granted based on the achievement of the applicable performance criteria specified in the Agreement. This determination will be made following the completion of the applicable performance period (each a Determination Date). Such performance based awards include the following:

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

We recorded expense of approximately $1,269, $1,901 and $1,615 associated with our restricted stock unit awards in 2017, 2016 and 2015, respectively. During the years ended December 31, 2017 and 2016, there were 981,633 and 381,916 restricted stock units that vested with a grant date fair value of $2,794 and $1,667, respectively.
A summary of restricted stock unit activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted units at January 1, 2015	977,069	5.36
Granted	789,500	3.33
Forfeited	(209,748)	4.62
Vested	(351,938)	5.17
Unvested restricted stock units at December 31, 2015	1,204,883	4.21
Granted	845,862	1.88
Forfeited	(205,033)	4.25
Vested	(381,916)	4.36
Unvested restricted stock units at December 31, 2016	1,463,796	2.82
Granted	1,090,000	0.97
Forfeited	(213,001)	2.99
Vested (1)	(981,633)	2.85
Unvested restricted stock units at December 31, 2017	1,359,162	1.28
(1) The increase in shares vested in 2017 is due to the accelerated vesting of outstanding remaining restricted stock units approved by the Company's Board of Directors on June 28, 2017.
Deferred Directors Fees
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2017, 2016 and 2015, there was no stock-based compensation expense under the Deferred Plan.

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
During the fourth quarter of 2017, the Company was notified that, on a project for which the Company served as a subcontractor to a prime contractor, the prime contractor had received notice from the end-user customer in China of its intent to deduct from final payment for the project liquidated damages in the amount of approximately $920 due to delays in project completion. Thus far, the prime contractor is working to resolve this matter without resorting to litigation. Nevertheless, the matter is in the preliminary stage and we cannot predict the ultimate outcome of this claim or estimate a range of possible losses related to this matter at this time. We intend to pursue all of our rights should the current negotiations not result in a satisfactory resolution of this matter.

Operating Leases
We lease office space, automobiles and certain equipment under agreements expiring on various dates through 2020. Future minimum lease payments under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2017 are as follows:

Year of Payment	Amount
2018	$749
2019	713
2020	202
Total	$1,664
For the years ended December 31, 2017, 2016 and 2015, rent expense, net of related party sub-lease income, approximated $902, $1,006, and $1,166, respectively.
We are party to a sublease agreement with American Bailey Corporation (ABC) that obligates ABC to reimburse us for its share of lease and lease-related expenses under our February 1, 2010 lease of executive offices in Stamford, Connecticut. Please refer to Note 11 to the consolidated financial statements for a discussion of our relationship with ABC. The future minimum lease income under this non-cancellable sublease as of December 31, 2017 is as follows:

Year of Payment	Amount
2018	$155
2019	155
Total	$310
The terms of the Company’s seven primary lease arrangements are as follows:

•	The Stamford, Connecticut building lease, for approximately 6,440 square feet, runs from February 1, 2010 to December 31, 2019. The facility houses certain administrative functions.

•	The Beijing, China building lease, for approximately 9,000 square feet, runs from June 1, 2017 to May 31, 2020. This facility serves as the operating headquarters for our Beijing Fuel Tech operation.

•	The Durham, North Carolina building lease, for approximately 2,590 square feet, runs from July 1, 2016 to July 31, 2019. This facility houses engineering operations.

•	The Gallarate, Italy building lease, for approximately 1,636 square feet, runs from May 1, 2013 to April 30, 2019. This facility serves as the operating headquarters for our European operations.

•	The Westlake, Ohio building lease, for approximately 3,000 square feet, runs from May 1, 2017 to April 30, 2020. This facility houses engineering operations.

•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs from September 1, 2013 to December 31, 2020. This facility serves as an outside warehouse facility.

•	The Overland Park, KS lease, for approximately 600 square feet, runs from October 16, 2015 to October 15, 2018. This facility serves primarily as a sales office.
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
As of December 31, 2017, we had outstanding bank performance guarantees and letters of credit in the amount of $3,250 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees and letters of credit expire in dates ranging from April 2018 through December 2021. The expiration dates may be extended if the project completion dates are extended. Our management believes it is probable that these projects will be successfully completed and that there will not be a material adverse impact on our operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.

Product Warranties
We issue a standard product warranty with the sale of our products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. Changes in the warranty liability from continuing operations in 2017, 2016 and 2015 are summarized below:

	2017	2016	2015
Aggregate product warranty liability at beginning of year	$159	$268	$268
Net aggregate expense (income) related to product warranties	—	(109)	8
Aggregate reductions for payments	—	—	(8)
Aggregate product warranty liability at end of year	$159	$159	$268

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

On June 16, 2017, the Company amended its existing U.S. Domestic credit facility with JPM Chase to extend the maturity date to June 28, 2019. There are no financial covenants set forth in this amendment to the Facility. The credit availability under the Facility remains at $5,000 with this amendment, and further, JPM Chase's current Revolving Commitment under the Facility remains secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account. The amount of credit available to the Company under the Facility is $5,000 and will remain as such until the Maturity Date of the Facility on June 28, 2019. The Company intends to renew the U.S. Domestic credit facility at its maturity. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and has fully pledged such cash as collateral to the bank to support the credit available to the Company under the Facility. As of December 31, 2017 and 2016, there were 0 outstanding borrowings on the credit facility.

At December 31, 2017 and 2016, we had outstanding standby letters of credit and bank guarantees totaling approximately $3,004 and $3,292, respectively, on our domestic credit facility in connection with contracts in process. We are committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2017 and 2016, there were no cash borrowings under the domestic revolving credit facility and approximately $1,996 and $1,708, respectively, was available for future borrowings. We pay a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

On June 16, 2017, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $999), which expires on June 29, 2018. The current facility for Beijing Fuel Tech is also secured by cash held by the Company of $1,020 in a separate restricted use designated JPM Chase deposit account. The Company intends to renew the China Facility at its maturity. This new credit facility replaced the previous RMB 6.5 million facility that expired on June 23, 2017. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2017 and 2016, Beijing Fuel Tech had no cash borrowings under the China Facility.

At December 31, 2017 and 2016, we had outstanding standby letters of credit and bank guarantees totaling approximately $246 and $22, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2017 and 2016, approximately $753 and $914 was available for future borrowings.
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

Subsequent Event
On January 10, 2018, the Company amended its existing U.S. Domestic credit facility with JPM Chase to increase the credit available under the Facility by $500 to $5,500 from the effective date of the amendment to August 31, 2018. After August 31, 2018, the amount of credit available under the facility will be reduced to $5,000 through the maturity date of June 28, 2019. There were no other modifications to the terms of the Facility from the amendment of the facility on June 16, 2017.

11.    RELATED PARTY TRANSACTIONS
Persons now or formerly associated with American Bailey Corporation (ABC), including our Chairman, currently own approximately 28% of our outstanding Common Shares. On January 1, 2004, we entered into an agreement whereby ABC reimburses us for services that certain employees provide to ABC. In addition, ABC is a sub-lessee under our February 1, 2010 lease of its offices in Stamford, Connecticut, which runs through December 31, 2019. ABC reimburses us for its share of lease and lease-related expenses under the sublease agreement. The Stamford facility houses certain administrative functions. The amounts earned from ABC related to the subleases for the years ended December 31, 2017, 2016 and 2015, were $164, $165 and $155, respectively. The amount due from ABC related to the sublease agreement was $13, $13 and $14 at December 31, 2017, 2016 and 2015 respectively.

12.    DEFINED CONTRIBUTION PLAN
We have a retirement savings plan available for all our U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by the employees with additional contributions made at the discretion of the Board of Directors. Costs related to this plan were $285, $376 and $433 in 2017, 2016 and 2015, respectively.

13.    BUSINESS SEGMENT, GEOGRAPHIC AND QUARTERLY FINANCIAL DATA
Business Segment Financial Data
Effective June 28, 2017, the Company has suspended all operations associated with the Fuel Conversion business segment. We now segregate our financial results into two reportable segments representing two broad technology segments as follows:

•
The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include Low and Ultra Low NOx Burners (LNB and ULNB), Over-Fire Air (OFA) systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction (SNCR) systems, and Advanced Selective Catalytic Reduction (ASCR™) systems. Our ASCR systems include ULNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. The NOxOUT CASCADE® and NOxOUT-SCR® processes are more basic, using just SNCR and SCR catalyst components. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

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
Information about reporting segment net sales and gross margin from continuing operations are provided below:

For the year ended December 31, 2017	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$27,808	$17,358	$—	$45,166
Cost of sales	(18,478)	(8,666)	—	(27,144)
Gross margin	9,330	8,692	—	18,022
Selling, general and administrative	—	—	(20,933)	(20,933)
Restructuring charge	(58)	(61)	—	(119)
Research and development	—	—	(1,070)	(1,070)
Building impairment	—	—	(2,965)	(2,965)
Operating income (loss) from continuing operations	$9,272	$8,631	$(24,968)	$(7,065)

For the year ended December 31, 2016	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$34,052	$21,109	$—	$55,161
Cost of sales	(25,370)	(10,997)	—	(36,367)
Gross margin	8,682	10,112	—	18,794
Selling, general and administrative	—	—	(25,564)	(25,564)
Restructuring charge	(537)	(891)	—	(1,428)
Research and development	—	—	(1,752)	(1,752)
Intangible assets impairment	—	—	(2,074)	(2,074)
Operating income (loss) from continuing operations	$8,145	$9,221	$(29,390)	$(12,024)

For the year ended December 31, 2015	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$43,485	$30,179	$—	$73,664
Cost of sales	(30,612)	(14,495)	—	(45,107)
Gross margin	12,873	15,684	—	28,557
Selling, general and administrative	—	—	(30,897)	(30,897)
Restructuring charge	(149)	(70)	—	(219)
Research and development	—	—	(1,447)	(1,447)
Intangible assets impairment	(1,425)	—	—	(1,425)
Operating income (loss) from continuing operations	$11,299	$15,614	$(32,344)	$(5,431)

Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

For the years ended December 31,	2017	2016	2015
Revenues:
United States	$29,510	$42,545	$51,485
Foreign	15,656	12,616	22,179
	$45,166	$55,161	$73,664

As of December 31,	2017	2016
Assets:
United States	$29,945	$37,684
Foreign	20,539	20,104
	$50,484	$57,788

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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2017 and 2016.
The carrying amount of our short-term debt and revolving line of credit approximates fair value due to its short-term nature and because the amounts outstanding accrue interest at variable market-based rates.
The following table summarizes the Company's assets measured at fair value on a non-recurring basis relating to the building impairment charge recognized during the second quarter of 2017, as more fully described in Note 1.

	Level 1	Level 2	Level 3	Impairment Losses	Fair Value at December 31, 2017
Building	—	—	7,965	(2,965)	5,000
	—	—	7,965	(2,965)	5,000

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

15.    RESTRUCTURING ACTIVITIES

The Company continued to reduce its workforce to better align its organizational infrastructure to its revised operating plans. The Company recorded a charge of $706 in 2017 in connection with the workforce reduction. This charge included $581 related to severance and benefit continuation costs due to the suspension of all operations associated with the Fuel Conversion business segment. The Company incurred restructuring charges of $1,428 for the twelve-months ended December 31, 2016. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities" line of the consolidated balance sheets twelve-months ending December 31, 2017.

	Twelve Months Ended
	2017	2016
Restructuring liability at January 1,	$309	$—
Amounts expensed	125	1,428
Amounts expensed - discontinued operations	581	—
Amounts paid	(624)	(1,119)
Restructuring liability at December 31,	$391	$309

16.    Unaudited Quarterly Financial Data
Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2017 and 2016.

For the quarters ended	March 31	June 30	September 30	December 31
2017
Revenues	$8,491	$9,741	$13,548	$13,386
Cost of sales	4,769	6,116	8,498	7,761
Net income (loss) from continuing operations	(1,776)	(5,585)	(178)	470
Loss from discontinued operations	(730)	(1,269)	(239)	(1,676)
Net loss	(2,506)	(6,854)	(417)	(1,206)
Basic net income (loss) per common share:
Continuing operations	(0.07)	(0.24)	(0.01)	0.02
Discontinued operations	(0.03)	(0.05)	(0.01)	(0.07)
Basic net income (loss) per common share:	$(0.10)	$(0.29)	$(0.02)	$(0.05)
Diluted net loss per common share:
Continuing operations	(0.07)	(0.24)	(0.01)	0.02
Discontinued operations	(0.03)	(0.05)	(0.01)	(0.07)
Diluted net loss per common share:	$(0.10)	$(0.29)	$(0.02)	$(0.05)

2016
Revenues	$17,822	$15,175	$12,596	$9,568
Cost of sales	11,774	9,595	7,281	7,717
Net loss from continuing operations	(1,950)	(1,801)	(2,389)	(8,448)
Loss from discontinued operations	(687)	(827)	(630)	(656)
Net loss	(2,637)	(2,628)	(3,019)	(9,104)
Basic net loss per common share:
Continuing operations	(0.08)	(0.08)	(0.10)	(0.36)
Discontinued operations	(0.03)	(0.03)	(0.03)	(0.03)
Basic net loss per common share:	$(0.11)	$(0.11)	$(0.13)	$(0.39)
Diluted net loss per common share:
Continuing operations	(0.08)	(0.08)	(0.10)	(0.36)
Discontinued operations	(0.03)	(0.03)	(0.03)	(0.03)
Diluted net loss per common share:	$(0.11)	$(0.11)	$(0.13)	$(0.39)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A - CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls
There were no changes in Fuel Tech's internal control over financial reporting during the year to which this report relates that have materially affected, or are reasonably likely to materially affect Fuel Tech's internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, our management has carried out an evaluation, with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”) in 2013.
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
Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

ITEM 9B - OTHER INFORMATION
On March 8, 2018, the Compensation Committee of the Board adopted Fuel Tech’s 2018 Corporate Incentive Plan (the “2018 CIP”), including establishing the financial performance threshold for payout and the percentage of the incentive pool to be paid out to participants in the CIP for 2018. The 2018 CIP provides all U.S. or Canadian based employees (excluding sales personnel) that Fuel Tech designates to participate in the CIP with the opportunity to earn an annual cash bonus based upon employee performance and Fuel Tech’s achievement of certain level of operating income as discussed below. As such, Fuel Tech’s President and Chief Executive Officer (Vincent J. Arnone), Senior Vice President, General Counsel and Secretary (Albert G. Grigonis) and Vice President, Treasurer and Controller (James M. Pach) are all participants in the 2018 CIP. Potential cash awards under the 2018 CIP are designed to focus employees on the achievement of both positive earnings growth for Fuel Tech as well as on their own individual performance.
The 2018 CIP is structured as follows:

•
2018 CIP payouts are based on Fuel Tech’s ability to realize Operating Income in fiscal 2018. For purposes of the 2018 CIP, “Operating Income” means Fuel Tech’s operating income before the impact of incentive pay (but including adjustments to reflect the payment of sales commissions). An “Incentive Pool” may be created dependent on Fuel Tech’s obtaining specified levels of Operating Income during the fiscal year. If the Incentive Pool is created, each participant will be awarded his or her designated portion of the Incentive Pool. The simplified focus on Operating Income alone is intended to provide an objective measurement of Fuel Tech’s financial performance, to directly tie any 2018 CIP payout to the overall financial performance of Fuel Tech across all business lines, and thus, align the interests of all 2018 CIP participants with the overall financial performance of Fuel Tech.

•
No amounts will be payable under the 2018 CIP unless Fuel Tech achieves a minimum of $1 million in Operating Income for fiscal 2018. Accordingly, if Fuel Tech’s financial performance for 2018 falls below $1 million, there will be no payout under the 2018 CIP.

•
If Fuel Tech generates $1 million of Operating Income in fiscal 2018, the percentage of Operating Income to be funded into the Incentive Pool will equal 50% of the first $2 million of Operating Income, 40% of any incremental Operating Income between $2 million and $3 million, and 20% of any incremental Operating Income over $3 million. For example, if Fuel Tech earned $4.0 million in Operating Income in fiscal 2018, the amount of Operating Income funded into the Incentive Pool would equal $1.6 million, consisting of: (a) 50.0% of the Operating Income up to $2.0 million ($1 million); (b) 40.0% of the next $1.0 million in incremental Operating Income in excess of $2.0 million up to $3.0 million ($400,000), plus (b) 20.0% of the $1.0 million in Operating Income over $3.0 million ($200,000). On the other hand, if Fuel Tech earned $700,000 in Operating Income in fiscal 2018, no amount would be funded into the Incentive Pool because the $1 million payout threshold would not have been met. The aggregate size of the potential Incentive Pool is restricted only by the level of Fuel Tech’s financial performance for fiscal 2018.

•
The 2018 CIP contemplates that incentive payments to individual employees will be based on the amount of the Incentive Pool; the employee’s 2018 base wages; the employee’s target bonus factor (a percentage assigned to each employee based on such employee’s job level and contribution) and, for all employees below the level of Senior Vice President, the employee’s achievement percentage (an overall job performance multiplier factor that can range from 0% to 100%, and represents the employee’s achievement of individual objectives in 2018).

•
The target bonus factor for Mr. Arnone under the 2018 CIP is 50%, for Mr. Grigonis 40% and for Mr. Pach, 30%. In addition, the 2018 CIP provides that the achievement percentage assigned to Fuel Tech’s Principal Executive Offer (Mr. Arnone), Principal Financial Officer (Mr. Pach), and any executive or senior vice president (Mr. Grigonis) will automatically equal 100%. Accordingly, for such officers, payments under the 2018 CIP are formulaic, and do not involve the exercise of any discretion by the Board or Committee regarding such officer’s achievement of objectives or any other subjective, qualitative assessments.

•
The actual amounts of fiscal 2018 cash bonuses earned, if any, for any 2018 Named Executive Officer who is a Participant in the 2018 EOIP will be reported in Fuel Tech’s proxy statement for its 2019 Annual Meeting of Stockholders.

On December 6, 2017, the Committee adopted Fuel Tech’s 2018 APC and National Sales Manager Commission Plan (the “APC Plan”) and 2018 FUEL CHEM® Officer Sales Commission Plan (the “FUEL CHEM” Plan). Each of the APC Plan and the FUEL CHEM Plan provide for sales commission payments to be made to Fuel Tech’s Senior Vice President, Sales (William E. Cummings, Jr.).

•
Under the APC Plan, Fuel Tech will pay to its Senior Vice President, Sales a commission equal to a specified percentage of the as-sold contract value of all sales of products and services in Fuel Tech’s APC product line in the United States and Canada.

•
The FUEL CHEM Plan provides for sales commission payments to be made to Fuel Tech’s Senior Vice President, Sales. Under the FUEL CHEM Plan, Fuel Tech will pay to such officer a commission equal to a specified percentage of all net revenue realized for customer units located in the United States and Canada.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in our definitive Proxy Statement related to the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.
We have adopted a Code of Ethics and Business Conduct (the “Code”) that applies to all employees, officers and directors, including the Chief Executive Officer, Principal Financial Officer and Controller. A copy of the Code is available free of charge to any person on written or telephone request to our Legal Department at the address or telephone number described in Item 1 under the heading "Available Information." The Code is also available on our website at www.ftek.com.
Other information concerning our directors and executive officers and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in our Proxy Statement related to the 2018 Annual Meeting of Stockholders and is incorporated by reference.
ITEM 11 - EXECUTIVE COMPENSATION
Information required by this Item will be set forth under the caption “Executive Compensation” in our definitive Proxy Statement and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2017, under which our securities were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,475,912	$6.34	404,941

(1)	Includes Common Shares of Fuel Tech, Inc. authorized for awards under Fuel Tech’s 2014 Long-Term Incentive Plan adopted in May of 2014.
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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive (Loss) Income for Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules
All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/5/2006
3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/5/2006
3.3	Amended and Restated By-Laws of Fuel Tech, Inc. dated as of May 28, 2015		8-K		3.1	6/1/2015
4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	9/30/2009	4.1	11/4/2009
4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	9/30/2009	4.2	11/4/2009
4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	9/30/2009	4.3	11/4/2009
4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/2/2006
4.5*	Fuel Tech, Inc. 2014 Long-Term Incentive Plan		S-8		4.1	3/31/2014
4.6*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/2006	4.6	3/6/2007
4.7	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Non-Employee Director's Stock Option Agreement		10-Q	6/30/2014	4.2	8/11/2014
4.8*	Fuel Tech, Inc. Form of Non-Qualified Stock Option Agreement		10-K	12/31/2006	4.7	3/6/2007
4.9*	Fuel Tech, Inc. Form of Incentive Stock Option Agreement		10-K	12/31/2006	4.8	3/6/2007
4.10*	Fuel Tech, Inc. Form of Revised Restricted Stock Unit Agreement		10-K	12/31/2011	4.9	3/5/2012
4.11*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement (2014 Long-Term Incentive Plan)		10-Q	6/30/2014	4.1	8/11/2014
4.12*	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Stock Option Agreement		10-Q	3/31/2015	10.2	5/11/2015
4.13*	Fuel Tech, Inc. Form of 2016 Executive Performance RSU Award Agreement		10-K	12/31/2015	4.17	3/24/2016

10.1**	License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.		10-K	12/31/1999	3.3	3/30/2000
10.2**	Amendment No. 1, dated February 28, 2000, to License Agreement dated November 18, 1998 between The Gas Technology Institute and Fuel Tech, Inc. relating to the FLGR Process.		10-K	12/31/1999	3.3	3/30/2000
10.3	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.		8-K		99.1	2/7/2007
10.4**	Restated Supply Agreement, dated March 4, 2009, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, LLC.		10-K	12/31/2008	10.7	3/5/2009
10.5	Amendment No. 1 to Restated Supply Agreement, dated October 31, 2013, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, Inc.		10-Q	9/30/2013	10.1	11/13/2013
10.6	Stock Purchase Agreement, dated April 28, 2014, between Lawrence Ekey and Fuel Tech, Inc.		10-Q	3/31/2014	10.1	5/12/2014
10.7	Credit Agreement, dated as of June 30, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	9/30/2009	10.5	11/4/2009
10.8	First Amendment to Credit Agreement, dated as of October 5, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	9/30/2009	10.6	11/4/2009
10.9	Second Amendment to Credit Agreement, dated as of November 4, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	9/30/2009	10.7	11/4/2009
10.10	Third Amendment to Credit Agreement, dated as of June 30, 2011, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	6/30/2011	4.1	8/8/2011
10.11	Fourth Amendment to Credit Agreement, dated as of June 30, 2013, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	6/30/2013	4.1	8/7/2013
10.12	Fifth Amendment to Credit Agreement, dated as of June 16th, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-K	12/31/2015	10.12	3/24/2015
10.13	Sixth Amendment to Credit Agreement, dated as of June 30, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	6/30/2015	10.2	8/10/2015
10.14	Seventh Amendment to Credit Agreement, dated as of December 31, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-K	12/31/2015	10.14	3/24/2015
10.15	Eight Amendment to Credit Agreement, dated as of May 9, 2016, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	3/31/2016	10.1	5/10/2016
10.16	Ninth Amendment to Credit Agreement, dated as of June 16, 2017, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	6/30/2017	10.1	8/14/2017
10.17	Tenth Amendment to Credit Agreement, dated as of January 10, 2018, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	X
10.18	Cash Collateral Pledge Agreement, dated as of May 27, 2016, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.		10-Q	6/30/2016	10.1	8/9/2016
10.19	Sublease Agreement, dated December 9, 2009, between Fuel Tech, Inc. and American Bailey Corporation		10-K	12/31/2009	10.14	3/4/2010
10.20*	2015 Executive Officer Incentive Plan of Fuel Tech, Inc.		10-Q	3/31/2015	10.1	5/11/2015
10.22*	2016 Executive Officer Plan of Fuel Tech, Inc.		10-K	12/31/2016	10.18	3/24/2015
10.23*	2017 Executive Officer Plan of Fuel Tech, Inc.	X
10.24*	2016 Corporate Incentive Plan of Fuel Tech, Inc.		10-K	12/31/2016	10.19	3/24/2015
10.25*	2018 Corporate Incentive Plan of Fuel Tech, Inc.	X

10.26*	2017 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan	X
10.27*	2018 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan	X
10.28*	2017 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan	X
10.29*	2018 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan	X
10.30*	Employment Agreement, dated August 2, 2010, between David S. Collins and Fuel Tech, Inc.		10-Q	6/30/2010	10.1	8/9/2010
10.32*	Employment Agreement dated August 31, 2009, between William E. Cummings, Jr. and Fuel Tech, Inc.		10-K	12/31/2009	10.10	3/14/2010
10.33*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.		10-K	12/31/2011	10.21	3/5/2012
10.34*	Employment Agreement, dated July 13, 2003, between Albert G. Grigonis and Fuel Tech, Inc.		10-K	12/31/2013	10.21	3/10/2014
10.35*	Employment Agreement, dated March 9, 2018, between James M. Pach and Fuel Tech, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.1 INS	XBRL Instance Document.

101.2 SCH	XBRL Taxonomy Extension Schema Document.

101.3 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Indicates a management contract or compensatory plan or arrangement.

**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES AND CERTIFICATIONS
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 12, 2018	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2018	By:	/s/ James M. Pach
James M. Pach
Vice President, Treasurer and Controller
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.
Date: March 12, 2018

Signature	Title

/s/ Vincent J. Arnone	President and Chief Executive Officer (Principal Executive Officer)
Vincent J. Arnone

/s/ James M. Pach	Vice President, Treasurer and Controller (Principal Financial Officer)
James M. Pach

/s/ Douglas G. Bailey	Director
Douglas G. Bailey

/s/ Thomas S. Shaw, Jr.	Director
Thomas S. Shaw, Jr.

/s/ Dennis L. Zeitler	Director
Dennis L. Zeitler

/s/ James J. Markowsky, Ph.D.	Director
James J. Markowsky, Ph.D.