Form 10-Q
period 2018-03-31
FUEL TECH, INC.
filed 2018-05-09
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 30, 2018 there were outstanding 24,167,679 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the three-month period ended March 31, 2018

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$5,667	$8,366
Restricted cash	1,520	1,020
Marketable securities	4	6
Accounts receivable, net of allowance for doubtful accounts of $1,531 and $1,545, respectively	20,164	19,690
Inventories, net	1,026	945
Prepaid expenses and other current assets	3,548	3,592
Income taxes receivable	128	129
Total current assets	32,057	33,748
Property and equipment, net of accumulated depreciation of $26,159 and $25,938, respectively	6,111	6,272
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $1,993 and $1,939, respectively	1,640	1,671
Restricted cash	5,000	5,000
Assets held for sale	485	485
Other assets	1,221	1,192
Total assets	$48,630	$50,484
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,430	$9,065
Accrued liabilities:
Employee compensation	1,518	1,487
Income taxes payable	52	73
Other accrued liabilities	2,554	5,098
Total current liabilities	13,554	15,723
Other liabilities	400	420
Total liabilities	13,954	16,143
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,821,446 and 24,777,001 shares issued, and 24,167,679, and 24,132,910 shares outstanding, respectively	248	248
Additional paid-in capital	138,701	138,760
Accumulated deficit	(102,514)	(102,503)
Accumulated other comprehensive loss	(353)	(768)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,482)	(1,472)
Total shareholders’ equity	34,676	34,341
Total liabilities and shareholders’ equity	$48,630	$50,484
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$12,791	$8,491
Costs and expenses:
Cost of sales	7,766	4,769
Selling, general and administrative	4,921	5,154
Restructuring charge	—	61
Research and development	288	284
	12,975	10,268
Operating loss from continuing operations	(184)	(1,777)
Interest income	2	3
Other expense	(8)	(2)
Loss from continuing operations before income taxes	(190)	(1,776)
Income tax expense	(1)	—
Net loss from continuing operations	(191)	(1,776)
Loss from discontinued operations (net of income tax benefit of $0 in 2018 and 2017)	(25)	(730)
Net loss	$(216)	$(2,506)
Net loss per common share:
Basic
Continuing operations	$(0.01)	$(0.08)
Discontinued operations	$—	$(0.03)
Basic net loss per common share	$(0.01)	$(0.11)
Diluted
Continuing operations	$(0.01)	$(0.08)
Discontinued operations	$—	$(0.03)
Diluted net loss per common share	$(0.01)	$(0.11)
Weighted-average number of common shares outstanding:
Basic	24,146,000	23,472,000
Diluted	24,146,000	23,472,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(216)	$(2,506)
Other comprehensive income:
Foreign currency translation adjustments	416	116
Unrealized gains (losses) from marketable securities, net of tax	(1)	1
Total other comprehensive income	415	117
Comprehensive income (loss)	$199	$(2,389)
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net loss	$(216)	$(2,506)
Loss from discontinued operations	25	730
Net loss from continuing operations	(191)	(1,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	195	405
Amortization	53	54
Loss on disposal of equipment	15	10
Provision for doubtful accounts, net of recoveries	(62)	—
Stock-based compensation, net of forfeitures	(59)	(10)
Changes in operating assets and liabilities:
Accounts receivable	32	3,525
Inventories	(68)	(26)
Prepaid expenses, other current assets and other non-current assets	113	108
Accounts payable	186	(1,848)
Accrued liabilities and other non-current liabilities	(2,750)	(1,483)
Net cash used in operating activities - continuing operations	(2,536)	(1,041)
Net cash used in operating activities - discontinued operations	(25)	(579)
Net cash used in operating activities	(2,561)	(1,620)
Investing Activities
Purchases of equipment and patents	(62)	(97)
Proceeds from the sale of equipment	2	—
Net cash used in investing activities	(60)	(97)
Financing Activities
Taxes paid on behalf of equity award participants	(11)	(23)
Net cash used in financing activities	(11)	(23)
Effect of exchange rate fluctuations on cash	433	117
Net decrease in cash, cash equivalents and restricted cash	(2,199)	(1,623)
Cash, cash equivalents, and restricted cash at beginning of period (Note 2)	14,386	17,846
Cash, cash equivalents and restricted cash at end of period (Note 2)	$12,187	$16,223
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission.
Reclassifications
Certain reclassifications to prior year amounts have been made in the consolidated financial statements to conform to the current year presentation without affecting the reported net loss. In the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. All amounts for the periods presented in the Consolidated Balance Sheets have been reclassified to Assets Held for Sale and all amounts in the Consolidated Statements of Operations have been reclassified to Discontinued Operations; Refer to footnote 4 for further detail.

2.    Summary of Significant Accounting Policies
Restricted cash
Restricted cash represents funds that are restricted to satisfy any amount borrowed against the Company's existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. The balance of restricted cash totaling $6,520 will remain through the Maturity Date of the Facility, except for $500 which will become unrestricted cash on August 31, 2018. Refer to Note 10 Debt Financing for further information on the Facility.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 "Revenue from Contracts with Customers" (ASC 606). These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price,

(iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In August 2015, the FASB approved a one-year deferral to January 1, 2018. The Company adopted the standard on January 1, 2018 using the modified retrospective transition method. Refer to Note 3 for further details.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. The Company adopted ASU 2016-18 beginning on January 1, 2018 and adopted the standard using a retrospective approach.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	5,667	10,203
Restricted cash included in current assets	1,520	6,020
Restricted cash included in long-term assets	5,000	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	12,187	16,223

Recently Issued Accounting Pronouncements

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

3.    Revenue

Adoption of ASC 606, "Revenue from Contracts with Customers"
On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our legacy accounting under Accounting Standards Codification Topic 605: Revenue Recognition (ASC 605).

The cumulative effect of the changes made to our January 1, 2018 consolidated balance sheet for the adoption of ASC 606 were as follows:

	Balance at December 31, 2017	Adjustments Upon Adoption of ASC 606	Balance at January 1, 2018
Liabilities
Other accrued liabilities	5,098	(205)	4,893
Equity
Accumulated deficit	(102,503)	205	(102,298)

The adjustment made to the January 1, 2018 consolidated balance sheet related to deferred revenue under ASC 605 for the license of standalone functional intellectual property to a customer in one of our foreign locations which is recognized at a point in time upon adoption of ASC 606.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services is transferred to our customers, in amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Fuel Tech’s sales of its products to customers represent single performance obligations, which are not impacted upon the adoption of ASC 606. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

FUEL CHEM

Revenues from the sale of chemical products are recognized when control transfers to customer upon shipment or delivery of the product based on the applicable shipping terms. We generally recognize revenue for these arrangements at a point in time based on our evaluation of when the customer obtains control of the promised goods or services.

Air Pollution Control Technology
Fuel Tech’s APC contracts are typically six to eighteen months in length. A typical contract will have three or four critical operational measurements that, when achieved, serve as the basis for us to invoice the customer via progress billings. At a minimum, these measurements will include the generation of engineering drawings, the shipment of equipment and the completion of a system performance test.
As part of most of its contractual APC project agreements, Fuel Tech will agree to customer-specific acceptance criteria that relate to the operational performance of the system that is being sold. These criteria are determined based on modeling that is performed by Fuel Tech personnel, which is based on operational inputs that are provided by the customer. The customer will warrant that these operational inputs are accurate as they are specified in the binding contractual agreement. Further, the customer is solely responsible for the accuracy of the operating condition information; typically all performance guarantees and equipment warranties granted by us are voidable if the operating condition information is inaccurate or is not met.

Since control transfers over time, revenue is recognized based on the extent of progress towards completion of the single performance obligation. Fuel Tech uses the cost-to-cost input measure of progress for our contracts since it best depicts the transfer of assets of the customer which occurs as we incur costs on our contracts. Under the cost-to-cost input measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Costs to fulfill include all internal and external engineering costs, equipment charges, inbound and outbound freight expenses, internal and site transfer costs, installation charges, purchasing and receiving costs, inspection costs, warehousing costs, project personnel travel expenses and other direct and indirect expenses specifically identified as project- or product-line related, as appropriate (e.g. test equipment depreciation and certain insurance expenses).
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
Disaggregated Revenue by Product Technology
The following table presents our revenues disaggregated by product technology:

	Three Months Ended March 31,
	2018	2017 (1)
Air Pollution Control
Technology solutions	7,722	3,348
Spare parts	300	269
Ancillary revenue	561	385
Total Air Pollution Control Technology revenues	8,583	4,002
FUEL CHEM
FUEL CHEM technology solutions	4,208	4,489
Total Revenues	12,791	8,491
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Disaggregated Revenue by Geography
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended March 31,
	2018	2017 (1)
United States	10,242	6,734
Foreign Revenues
South America	335	155
Europe	1,454	838
Asia	760	764
Total Foreign Revenues	2,549	1,757
Total Revenues	12,791	8,491
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Timing of Revenue Recognition
The following table presents the timing of our revenue recognition:

	Three Months Ended March 31,
	2018	2017 (1)
Products transferred at a point in time	5,069	5,143
Products and services transferred over time	7,722	3,348
Total Revenues	12,791	8,491

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At March 31, 2018 and December 31, 2017, contract assets were approximately $8,830 and $7,894, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $623 and $2,403, at March 31, 2018 and December 31, 2017, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the three-month period ended March 31, 2018, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. During the three months ended March 31, 2018, revenue recognized that was included in the contract liability balance at the beginning of the period was $1,942 and represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts.
As of March 31, 2018, we had three construction contracts in progress that were identified as loss contracts and a provision for losses of $73 was recorded in other accrued liabilities on the consolidated balance sheet.
Remaining Performance Obligations
Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $19,705. The Company expects to recognize revenue on approximately $17,900 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

4.    Discontinued Operations

During the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The components of the net assets of the Fuel Conversion discontinued operations as of March 31, 2018 and December 31, 2017 are Assets held for sale on the Consolidated Balance Sheets totaling $485 which consists primarily of certain equipment. The resulting amount in assets held for sale was determined using management's assumptions based on a plan of sale and we may not be able to realize as much value from the sale of the assets as we expect. In addition, accrued severance of $281 and $376 is included in the other accrued liabilities line of the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively. The Fuel Conversion business segment had no other assets or liabilities associated with it.

The activity of the Fuel Conversion discontinued operations consisted of Research and Development, severance and other costs for the three-month periods ended March 31, 2018 and 2017 of $25 and $730, respectively. The Fuel Conversion business segment had no revenues associated with it.

As of the date the operations were suspended, the Company incurred $581 of severance costs related to the suspension of the Fuel Conversion business segment, of which $311 ($95 was paid for the three-months ended March 31, 2018) will be paid in 2018 and $65 will be paid in 2019. The Company expects to incur storage fees and other disposal costs associated with certain property, plant and equipment and contractual termination payments or other miscellaneous expenses but an estimated amount or range of amounts has not yet been determined.

5.    Restructuring Activities

The Company recorded a restructuring charge of $0 and $61 for the three months ended March 31, 2018 and 2017, respectively, in connection with the workforce reduction. The charge consisted primarily of one-time severance payments and benefit continuation costs. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities" line of the consolidated balance sheets for the three months ending March 31, 2018 and 2017:

	Three Months Ended
	2018	2017
Restructuring liability at beginning of period	$391	$309
Amounts expensed	—	61
Amounts paid	(109)	(184)
Restructuring liability at end of period	$282	$186

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended
	March 31,
	2018	2017
Foreign currency translation
Balance at beginning of period	$(772)	$(1,574)
Other comprehensive loss:
Foreign currency translation adjustments (1)	416	116
Balance at end of period	$(356)	$(1,458)
Available-for-sale marketable securities
Balance at beginning of period	$4	$6
Other comprehensive income:
Net unrealized holding gain (loss) (2)	(1)	1
Balance at end of period	$3	$7
Total accumulated other comprehensive loss	$(353)	$(1,451)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

7.    Treasury Stock
Common stock held in treasury totaled 653,767 and 644,091 with a cost of $1,482 and $1,472 at March 31, 2018 and December 31, 2017, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that have vested in the periods presented.

8.    Earnings per Share
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three months ended March 31, 2018 and 2017, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Basic weighted-average shares	24,146,000	23,472,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested RSUs	—	—
Diluted weighted-average shares	24,146,000	23,472,000

Fuel Tech had 2,006,000 and 1,792,000 weighted average equity awards outstanding at March 31, 2018 and 2017, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

9.    Stock-Based Compensation
Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,400,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of March 31, 2018, Fuel Tech had 593,198 shares available for share-based awards under the 2014 Plan.

We record any excess tax benefits within income tax expense for the three months ended March 31, 2018. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three months ended March 31, 2018. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Stock options and restricted stock units, net of forfeited	$(59)	$(10)
Tax benefit of stock-based compensation expense	—	—
After-tax effect of stock-based compensation	$(59)	$(10)
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

Stock option activity for Fuel Tech’s Incentive Plans for the three months ended March 31, 2018 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2018	1,116,750	$6.34
Granted	—	—
Exercised	—	—
Expired or forfeited	(45,250)	12.74
Outstanding on March 31, 2018	1,071,500	$6.07	4.75	$41,360
Exercisable on March 31, 2018	1,071,500	$6.07	4.75	$41,360
As of March 31, 2018, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.
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
At March 31, 2018, there is $858 of unrecognized compensation costs related to performance based restricted stock unit awards to be recognized over a weighted average period of 2.75 years.
A summary of restricted stock unit activity for the three months ended March 31, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2018	1,359,162	$1.28
Granted	—	—
Forfeited	(66,665)	1.59
Vested	(44,445)	1.59
Unvested restricted stock units at March 31, 2018	1,248,052	$1.25
The fair value of restricted stock that vested during the three month period ending March 31, 2018 was $49.
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In the three-month periods ended March 31, 2018 and 2017, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

10.    Debt Financing

On June 16, 2017, the Company amended its existing U.S. Domestic credit facility with JPM Chase to extend the maturity date to June 28, 2019. There are no financial covenants set forth in this amendment to the Facility. The amount of credit available to the Company under the Facility is $5,000 and will remain as such until the Maturity Date of the Facility on June 28, 2019. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and has fully pledged such cash as collateral to the bank to support the credit available to the Company under the Facility. As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings on the credit facility.

On January 10, 2018, the Company amended its existing U.S. Domestic credit facility with JPM Chase to increase the credit available under the Facility by $500 to $5,500 from the effective date of the amendment to August 31, 2018. After August 31, 2018, the amount of credit available under the facility will be reduced to $5,000 through the maturity date of June 28, 2019. The Company must maintain an additional $500 in a segregated deposit account and has fully pledged such incremental cash as collateral to the bank to support the credit available to the Company through August 31, 2018. There were no other modifications to the terms of the Facility from the amendment of the facility on June 16, 2017.
At March 31, 2018 and December 31, 2017, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $5,243 and $3,004, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. At March 31, 2018 and December 31, 2017, approximately $257 and $1,996 was available for future borrowings under the Facility.
On June 16, 2017, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $1,035), which expires on June 29, 2018. The current facility for Beijing Fuel Tech is also secured by cash held by the Company of $1,020 in a separate restricted use designated JPM Chase deposit account. The Company intends to renew the

China Facility at its maturity. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2018 and December 31, 2017, Beijing Fuel Tech had no cash borrowings under the China Facility.
At March 31, 2018 and December 31, 2017, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $192 and $246, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2018 and December 31, 2017, approximately $843 and $753 was available for future borrowings.
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

11.    Business Segment and Geographic Financial Data
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
Information about reporting segment net sales and gross margin from continuing operations are provided below:

Three months ended March 31, 2018	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$8,583	$4,208	$—	$12,791
Cost of sales	(5,597)	(2,169)	—	(7,766)
Gross margin	2,986	2,039	—	5,025
Selling, general and administrative	—	—	(4,921)	(4,921)
Research and development	—	—	(288)	(288)
Operating income (loss) from continuing operations	$2,986	$2,039	$(5,209)	$(184)

Three months ended March 31, 2017	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$4,002	$4,489	$—	$8,491
Cost of sales	(2,500)	(2,269)	—	(4,769)
Gross margin	1,502	2,220	—	3,722
Selling, general and administrative	—	—	(5,154)	(5,154)
Restructuring charge	—	(61)	—	(61)
Research and development	—	—	(284)	(284)
Operating income (loss) from continuing operations	$1,502	$2,159	$(5,438)	$(1,777)

Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended March 31,
	2018	2017
Revenues:
United States	$10,242	$6,734
Foreign	2,549	1,757
	$12,791	$8,491

	March 31, 2018	December 31, 2017
Assets:
United States	$29,699	$29,945
Foreign	18,931	20,539
	$48,630	$50,484

12.    Contingencies

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
There was no change in the warranty liability balance during the three-months ended March 31, 2018 and 2017. The warranty liability balance was $159 at March 31, 2018 and 2017.

13.    Income Taxes
The Company’s effective tax rate is 0% for the three-month periods ended March 31, 2018 and 2017, respectively. Effective January 1, 2018, the U.S. federal corporate income tax rate was reduced was 35 percent to 21 percent attributed to the impact of the H.R.1, "An Act for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (previously known as "the Tax Cuts and Jobs Act") enacted into law on December 22, 2017. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three-month periods ended March 31, 2018 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three- month periods ended March 31, 2018 and 2017.
Fuel Tech had no unrecognized tax benefits as of March 31, 2018 and December 31, 2017.

14.    Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC segment.  At both March 31, 2018 and December 31, 2017, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the three months ended March 31, 2018 and 2017.
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
There were no indications of intangible asset impairment in the three-month periods ended March 31, 2018 and 2017.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three-month periods ending March 31, 2018 and 2017 were $12,791 and $8,491, respectively, representing an increase of $4,300 or 51% versus the same periods last year.
The Air Pollution Control (APC) technology segment generated revenues of $8,583 for the three-month periods ending March 31, 2018, representing an increase of $4,581 or 114% from the prior year amounts of $4,002. The increase in APC revenue for the three-month period ending March 31, 2018 in comparison to the same period prior year amount was related to the timing of project execution as a result of conversion of new orders announced during 2017.
Consolidated APC backlog at March 31, 2018 was $19,705 versus backlog at December 31, 2017 of 22,053. Our current backlog consists of U.S. domestic projects totaling $15,032 and international projects totaling $4,673.
The FUEL CHEM® technology segment generated revenues of $4,208 for the three-months ended March 31, 2018. For the three-month period, this represents a decrease of $281 or 6% from the prior year amounts of $4,489. This segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than capacity.

Consolidated gross margin percentage for the three-month periods ended March 31, 2018 and 2017 was 39% and 44% respectively. The overall decrease in gross margin is primarily attributable to business segment revenue mix. The gross margin percentage for the APC technology segment for the three-month periods ended March 31, 2018 and 2017 was 35% and 38%, respectively. The decrease in gross margin is primarily due to project mix and timing of project execution. For the FUEL CHEM technology segment, the gross margin percentage decreased to 48% from 49% for the three-month periods ending March 31, 2018 and 2017.

Selling, general and administrative expenses (SG&A) were $4,921 and $5,154 for the three-month periods ending March 31, 2018 and 2017, respectively. For the three-month period ended March 31, 2018, this represents a decrease of $233, which was primarily the result of a decrease in employee related costs of $189, a decrease in professional fees and consulting services of $133, a decrease in other administrative expenses of $36 including reduced travel costs and depreciation offset by an increase in office and administrative costs relating to our foreign subsidiaries of $126. SG&A as a percentage of revenues decreased to 38% from 61% in the three-month periods ending March 31, 2018 and 2017. The decrease in SG&A percentage is primarily attributed to the increase in revenues due to the timing of project execution as a result of conversion of new orders announced during 2017.

During the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The activity of the Fuel Conversion discontinued operations consisted of Research and Development, severance and other costs for the three-month periods ended March 31, 2018 and 2017 of $25 and $730, respectively. The Fuel Conversion business segment had no revenues associated with it. The overall decline in the discontinued operations for the three-month periods ending March 31, 2018 in comparison to the same period in 2017 is due to the overall wind-down of operations for the Fuel Conversion discontinued operations.

In July 2016, the Company reduced its workforce to better align its organizational infrastructure to its revised operating plans. The Company recorded a charge of $0 and $61 for the three-month periods ended March 31, 2018 and 2017, respectively, in connection with the workforce reduction. The charge consisted primarily of one-time severance payments and benefit continuation costs. For further information related to restructuring, refer to Note 5 - Restructuring Activities.

Research and development expenses for the three-month period ended March 31, 2018 and 2017 were $288 and $284, respectively. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Income tax expense for the three-month period ended March 31, 2018 and 2017 was $(1) and $0. Effective January 1, 2018, the U.S. federal corporate income tax rate was reduced was 35 percent to 21 percent attributed to the impact of the H.R.1, "An Act for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (previously known as "the Tax Cuts and Jobs Act") enacted into law on December 22, 2017. The Company is projecting a consolidated effective tax rate of 0% for 2018 which was lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three-months ended March 31, 2018 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

On January 1, 2018, we adopted ASC 606 "Revenue from Contracts with Customers" using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our legacy accounting under Accounting Standards Codification Topic 605: Revenue Recognition (ASC 605). Refer to Footnote 3 to the Consolidated Financial Statements for the impact of the adoption of ASC 606.
Liquidity and Sources of Capital
At March 31, 2018, Fuel Tech had unrestricted cash and cash equivalents and short-term investments on hand of $5,667 (excluding restricted cash of $6,520) and working capital of $18,503 versus $8,366 (excluding restricted cash of $6,020) and $18,025 at December 31, 2017, respectively.
Operating activities used cash of $2,561 during the three-month period ended March 31, 2018. This decrease in cash from operations was due to our net loss of $216, a decrease in our accrued liabilities and other non-current liabilities of $2,750, offset by cash provided by a decrease in prepaid and other assets of $113, an increase in accounts payable of $186 and the effect of non-cash charges of $142.
Investing activities used cash of $60 during the three-month period ended March 31, 2018 and primarily related to net cash used for purchases of equipment and patents.

Financing activities used cash of $11 during the three-month period ended March 31, 2018 all of which related to cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon vesting of restricted stock units.
On June 16, 2017, the Company amended its existing U.S. Domestic credit facility with JPM Chase to extend the maturity date to June 28, 2019. There are no financial covenants set forth in this amendment to the Facility. The amount of credit available to the Company under the Facility is $5,000 and will remain as such until the Maturity Date of the Facility on June 28, 2019. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and has fully pledged such cash as collateral to the bank to support the credit available to the Company under the Facility. As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings on the credit facility.

On January 10, 2018, the Company amended its existing U.S. Domestic credit facility with JPM Chase to increase the credit available under the Facility by $500 to $5,500 from the effective date of the amendment to August 31, 2018. After August 31, 2018, the amount of credit available under the facility will be reduced to $5,000 through the maturity date of June 28, 2019. The Company must maintain an additional $500 in a segregated deposit account and has fully pledged such incremental cash as collateral to the bank to support the credit available to the Company through August 31, 2018. There were no other modifications to the terms of the Facility from the amendment of the facility on June 16, 2017.
At March 31, 2018 and December 31, 2017, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $5,243 and $3,004, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. At March 31, 2018 and December 31, 2017, approximately $257 and $1,996 was available for future borrowings under the Facility.
On June 16, 2017, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 6.5 million (approximately $1,035), which expires on June 29, 2018. The current facility for Beijing Fuel Tech is also secured by cash held by the Company of $1,020 in a separate restricted use designated JPM Chase deposit account. The Company intends to renew the China Facility at its maturity. The facility is unsecured, bears interest at a rate of 125% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2018 and December 31, 2016, Beijing Fuel Tech had no cash borrowings under the China Facility.
At March 31, 2018 and December 31, 2017, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $192 and $246, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2018 and December 31, 2017, approximately $843 and $753 was available for future borrowings.
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
We have sustained losses from continuing operations during the first quarter of 2018 totaling $216. Our cash used from continuing operations for this same period totaled $2,536. We have taken measures to reduce our expense infrastructure, and over the past three years have eliminated approximately $19 million in aggregate expense through headcount and other operating expense cutbacks.
Our cash balance as of March 31, 2018 totaled $12,187,000 (including restricted cash of $6,520), and our working capital totaled $18,503. We do not have any outstanding debt obligations other than our letters of credit, and our current credit agreement does not have any financial covenants as we have moved to a cash collateralized line of credit with our lender.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 12. There was no change in the warranty liability balance during the three-months ended March 31, 2018.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2017 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk Management
Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts nor into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.
Fuel Tech is also exposed to changes in interest rates primarily due to its debt facilities (refer to Note 10 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2018.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Fuel Tech maintains disclosure controls and procedures and internal controls designed to ensure (a) that information required to be disclosed in Fuel Tech’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) that such information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Fuel Tech’s Chief Executive Officer and principal financial officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d -15(e) of the Exchange Act, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.
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

Item 1A.        Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2017 have not materially changed.

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

Date: 5/9/2018	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: 5/9/2018	By:	/s/ James M. Pach
James M. Pach
Vice President, Treasurer and Controller
(Principal Financial Officer)