Form 10-Q
period 2018-06-30
FUEL TECH, INC.
filed 2018-08-13
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 31, 2018 there were outstanding 24,170,585 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the six-month period ended June 30, 2018

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$3,912	$8,366
Restricted cash	6,520	1,020
Marketable securities	2	6
Accounts receivable, net of allowance for doubtful accounts of $1,460 and $1,545, respectively	21,294	19,690
Inventories, net	725	945
Prepaid expenses and other current assets	3,819	3,592
Income taxes receivable	140	129
Total current assets	36,412	33,748
Property and equipment, net of accumulated depreciation of $26,262 and $25,938, respectively	6,066	6,272
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $6,522 and $6,421, respectively	1,234	1,671
Restricted cash	—	5,000
Assets held for sale	485	485
Other assets	644	1,192
Total assets	$46,957	$50,484
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,766	$9,065
Accrued liabilities:
Employee compensation	1,484	1,487
Income taxes payable	—	73
Other accrued liabilities	2,919	5,098
Total current liabilities	14,169	15,723
Other liabilities	367	420
Total liabilities	14,536	16,143
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,825,891 and 24,777,001 shares issued, and 24,170,585, and 24,132,910 shares outstanding, respectively	248	248
Additional paid-in capital	138,797	138,760
Accumulated deficit	(104,267)	(102,503)
Accumulated other comprehensive loss	(949)	(768)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,484)	(1,472)
Total shareholders’ equity	32,421	34,341
Total liabilities and shareholders’ equity	$46,957	$50,484
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$11,847	$9,741	$24,638	$18,232
Costs and expenses:
Cost of sales	8,125	6,116	15,891	10,885
Selling, general and administrative	4,763	5,923	9,684	11,077
Restructuring charge	—	58	—	119
Research and development	261	280	549	564
Intangible assets abandonment and building impairment	317	2,965	317	2,965
	13,466	15,342	26,441	25,610
Operating loss from continuing operations	(1,619)	(5,601)	(1,803)	(7,378)
Interest expense	—	—	—	—
Interest income	—	3	2	6
Other expense	(59)	(2)	(67)	(4)
Loss from continuing operations before income taxes	(1,678)	(5,600)	(1,868)	(7,376)
Income tax (benefit) expense	(1)	15	(2)	15
Net loss from continuing operations	(1,679)	(5,585)	(1,870)	(7,361)
Loss from discontinued operations (net of income tax benefit of $0 in 2018 and 2017)	(74)	(1,269)	(99)	(1,999)
Net loss	$(1,753)	$(6,854)	$(1,969)	$(9,360)
Net loss per common share:
Basic
Continuing operations	$(0.07)	$(0.24)	$(0.08)	$(0.31)
Discontinued operations	$—	$(0.05)	$—	$(0.08)
Basic net loss per common share	$(0.07)	$(0.29)	$(0.08)	$(0.39)
Diluted
Continuing operations	$(0.07)	$(0.24)	$(0.08)	$(0.31)
Discontinued operations	$—	$(0.05)	$—	$(0.08)
Diluted net loss per common share	$(0.07)	$(0.29)	$(0.08)	$(0.39)
Weighted-average number of common shares outstanding:
Basic	24,170,000	23,738,000	24,158,000	23,606,000
Diluted	24,170,000	23,738,000	24,158,000	23,606,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,753)	$(6,854)	$(1,969)	$(9,360)
Other comprehensive income (loss):
Foreign currency translation adjustments	(594)	380	(178)	496
Unrealized gains (losses) from marketable securities, net of tax	(2)	—	(3)	1
Total other comprehensive income (loss)	(596)	380	(181)	497
Comprehensive loss	$(2,349)	$(6,474)	$(2,150)	$(8,863)
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	$(1,969)	$(9,360)
Loss from discontinued operations	99	1,999
Net loss from continuing operations	(1,870)	(7,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	355	755
Amortization	106	109
Loss on disposal of equipment	17	114
Provision for doubtful accounts, net of recoveries	(62)	30
Excess and obsolete inventory reserve	—	228
Intangible assets abandonment and building impairment	317	2,965
Stock-based compensation, net of forfeitures	38	1,156
Changes in operating assets and liabilities:
Accounts receivable	(1,766)	(110)
Inventories	213	(570)
Prepaid expenses, other current assets and other non-current assets	229	16
Accounts payable	714	(1,591)
Accrued liabilities and other non-current liabilities	(1,760)	323
Net cash used in operating activities - continuing operations	(3,469)	(3,936)
Net cash used in operating activities - discontinued operations	(43)	(1,316)
Net cash used in operating activities	(3,512)	(5,252)
Investing Activities
Purchases of equipment and patents	(214)	(233)
Proceeds from the sale of equipment	2	1
Net cash used in investing activities	(212)	(232)
Financing Activities
Taxes paid on behalf of equity award participants	(13)	(258)
Net cash used in financing activities	(13)	(258)
Effect of exchange rate fluctuations on cash	(217)	492
Net decrease in cash, cash equivalents and restricted cash	(3,954)	(5,250)
Cash, cash equivalents, and restricted cash at beginning of period (Note 2)	14,386	17,846
Cash, cash equivalents and restricted cash at end of period (Note 2)	$10,432	$12,596
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	3,912	6,576
Restricted cash included in current assets	6,520	1,020
Restricted cash included in long-term assets	—	5,000
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	10,432	12,596

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

Disaggregated Revenue by Product Technology
The following table presents our revenues disaggregated by product technology:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Air Pollution Control
Technology solutions	7,592	4,754	15,314	8,102
Spare parts	229	267	529	536
Ancillary revenue	586	524	1,147	909
Total Air Pollution Control Technology revenues	8,407	5,545	16,990	9,547
FUEL CHEM
FUEL CHEM technology solutions	3,440	4,196	7,648	8,685
Total Revenues	11,847	9,741	24,638	18,232
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Disaggregated Revenue by Geography
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
United States	8,830	5,915	19,072	12,649
Foreign Revenues
South America	354	—	626	145
Europe	1,562	1,143	3,028	1,981
Asia	1,101	2,683	1,912	3,457
Total Foreign Revenues	3,017	3,826	5,566	5,583
Total Revenues	11,847	9,741	24,638	18,232
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Timing of Revenue Recognition
The following table presents the timing of our revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Products transferred at a point in time	4,255	4,987	9,324	10,130
Products and services transferred over time	7,592	4,754	15,314	8,102
Total Revenues	11,847	9,741	24,638	18,232

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At June 30, 2018 and December 31, 2017, contract assets were approximately $9,336 and $7,894, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $344 and $2,403, at June 30, 2018 and December 31, 2017, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the six-month period ended June 30, 2018, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. During the three and six months ended June 30, 2018, revenue recognized that was included in the contract liability balance at the beginning of the period was $216 and $2,158, respectively, which represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts. During the three and six months ended June 30, 2017, revenue recognized that was included in the contract liability balance at the beginning of the period was $741 and $1,560, respectively, which represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts.
As of June 30, 2018, we had seven construction contracts in progress that were identified as loss contracts and a provision for losses of $264 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2017, we had four construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $117 was recorded in other accrued liabilities on the consolidated balance sheet.
Remaining Performance Obligations
Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $14,417. The Company expects to recognize revenue on approximately $12,652 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

4.    Discontinued Operations

During the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The components of the net assets of the Fuel Conversion discontinued operations as of June 30, 2018 and December 31, 2017 are Assets held for sale on the Consolidated Balance Sheets totaling $485 which consists primarily of certain equipment. The resulting amount in assets held for sale was determined using management's assumptions based on a plan of sale and we may not be able to realize as much value from the sale of the assets as we expect. In addition, accrued severance of $188 and $376 is included in the other accrued liabilities line of the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively. The Fuel Conversion business segment had no other assets or liabilities associated with it.

The activity of the Fuel Conversion discontinued operations consisted of Research and Development, severance and other costs for the three- and six-month periods ended June 30, 2018 of $74 and $99, respectively, and for the same periods in 2017 of $1,269 and $1,999, respectively. The loss from discontinued operations in the Consolidated Statement of Operations for the three-months ended June 30, 2018 includes an impairment charge related to the Carbonite patent assets of $56 as a result of not being able to reach an agreement with a third-party to acquire or license the Carbonite technology in combination with the sale of certain equipment included in Assets held for sale. The Company intends to sell the certain equipment in Assets held for sale on a standalone basis. The Fuel Conversion business segment had no revenues associated with it.

As of the date the operations were suspended, the Company incurred $581 of severance costs related to the suspension of the Fuel Conversion business segment, of which $311 ($94 and $203 was paid for the three- and six-months ended June 30, 2018) will be paid in 2018 and $65 will be paid in 2019. The Company expects to incur storage fees and other disposal costs associated with certain property, plant and equipment and contractual termination payments or other miscellaneous expenses but an estimated amount or range of amounts has not yet been determined.

5.    Restructuring Activities

The Company recorded no restructuring charge for the three and six months ended June 30, 2018 and $58 and $119 for three and six months ended June 30, 2017, respectively, in connection with the workforce reduction. The charge consisted primarily of one-time severance payments and benefit continuation costs. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities - Employee Compensation" line of the consolidated balance sheets for the three and six months ending June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Restructuring liability at beginning of period	$282	$186	$391	$309
Amounts expensed	—	58	—	119
Amounts expensed - discontinued operations	—	396	—	396
Amounts paid	(94)	(88)	(203)	(272)
Restructuring liability at end of period	$188	$552	$188	$552

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Foreign currency translation
Balance at beginning of period	$(356)	$(1,458)	$(772)	$(1,574)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(594)	380	(178)	496
Balance at end of period	$(950)	$(1,078)	$(950)	$(1,078)
Available-for-sale marketable securities
Balance at beginning of period	$3	$7	$4	$6
Other comprehensive income:
Net unrealized holding gain (loss) (2)	(2)	—	(3)	1
Balance at end of period	$1	$7	$1	$7
Total accumulated other comprehensive loss	$(949)	$(1,071)	$(949)	$(1,071)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

7.    Treasury Stock
Common stock held in treasury totaled 655,306 and 644,091 with a cost of $1,484 and $1,472 at June 30, 2018 and December 31, 2017, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that have vested in the periods presented.

8.    Earnings per Share
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three and six months ended June 30, 2018 and 2017, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted-average shares	24,170,000	23,738,000	24,158,000	23,606,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	—	—	—	—
Diluted weighted-average shares	24,170,000	23,738,000	24,158,000	23,606,000

Fuel Tech had 1,288,000 and 1,432,000 weighted average equity awards outstanding at June 30, 2018 and 2017, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

9.    Stock-Based Compensation
Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan, which includes 1,200,000 additional shares as a result of an amendment to the Incentive Plan approved by our stockholders in May 2018. As of June 30, 2018, Fuel Tech had 2,097,233 shares available for share-based awards under the 2014 Plan.

We record any excess tax benefits within income tax expense for the three and six months ended June 30, 2018. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and six months ended June 30, 2018. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options and restricted stock units, net of forfeited	$97	$1,166	$38	$1,156
Tax benefit of stock-based compensation expense	—	—	—	—
After-tax effect of stock-based compensation	$97	$1,166	$38	$1,156
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
Stock option activity for Fuel Tech’s Incentive Plans for the six months ended June 30, 2018 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2018	1,116,750	$6.34
Granted	—	—
Exercised	—	—
Expired or forfeited	(147,750)	15.16
Outstanding on June 30, 2018	969,000	$4.99	4.99	$20,240
Exercisable on June 30, 2018	969,000	$4.99	4.99	$20,240
As of June 30, 2018, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.
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
At June 30, 2018, there is $15 of unrecognized compensation costs related to performance based restricted stock unit awards to be recognized over a weighted average period of 0.7 years.
A summary of restricted stock unit activity for the six months ended June 30, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2018	1,359,162	$1.28
Granted	—	—
Forfeited	(199,995)	1.59
Vested	(48,890)	1.59
Unvested restricted stock units at June 30, 2018	1,110,277	$1.21
The fair value of restricted stock that vested during the six month period ending June 30, 2018 was $55.
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In the six-month periods ended June 30, 2018 and 2017, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

10.    Debt Financing

On June 16, 2017, the Company amended its existing U.S. Domestic credit facility with JPM Chase to extend the maturity date to June 28, 2019. There are no financial covenants set forth in this amendment to the Facility. The amount of credit available to the Company under the Facility is $5,000 and will remain as such until the Maturity Date of the Facility on June 28, 2019. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and has fully pledged such cash as collateral to the bank to support the credit available to the Company under the Facility. As of June 30, 2018 and December 31, 2017, there were no outstanding borrowings on the credit facility.

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
At June 30, 2018 and December 31, 2017, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $4,936 and $3,004, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. At June 30, 2018 and December 31, 2017, approximately $564 and $1,996 was available for future borrowings under the Facility.
On June 29, 2018, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 5.25 million (approximately $793), which expires on June 30, 2019. The current facility for Beijing Fuel Tech is also secured by cash held by the Company of $1,020 in a separate restricted use designated JPM Chase deposit account. The Company intends to renew the China Facility at its maturity. The facility is unsecured, bears interest at a rate of 140% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2018 and December 31, 2017, Beijing Fuel Tech had no cash borrowings under the China Facility.
At June 30, 2018 and December 31, 2017, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $167 and $246, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At June 30, 2018 and December 31, 2017, approximately $626 and $753 was available for future borrowings.
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
Information about reporting segment net sales and gross margin from continuing operations are provided below:

Three months ended June 30, 2018	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$8,407	$3,440	$—	$11,847
Cost of sales	(6,328)	(1,797)	—	(8,125)
Gross margin	2,079	1,643	—	3,722
Selling, general and administrative	—	—	(4,763)	(4,763)
Research and development	—	—	(261)	(261)
Intangible assets abandonment	—	—	(317)	(317)
Operating income (loss) from continuing operations	$2,079	$1,643	$(5,341)	$(1,619)

Three months ended June 30, 2017	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$5,545	$4,196	$—	$9,741
Cost of sales	(4,103)	(2,013)	—	(6,116)
Gross margin	1,442	2,183	—	3,625
Selling, general and administrative	—	—	(5,923)	(5,923)
Restructuring charge	(58)	—	—	(58)
Research and development	—	—	(280)	(280)
Building impairment	—	—	(2,965)	(2,965)
Operating income (loss) from continuing operations	$1,384	$2,183	$(9,168)	$(5,601)

Six Months Ended June 30, 2018	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$16,990	$7,648	$—	$24,638
Cost of sales	(11,924)	(3,967)	—	(15,891)
Gross margin	5,066	3,681	—	8,747
Selling, general and administrative	—	—	(9,684)	(9,684)
Research and development	—	—	(549)	(549)
Intangible assets abandonment	—	—	(317)	(317)
Operating income (loss) from continuing operations	$5,066	$3,681	$(10,550)	$(1,803)

Six Months Ended June 30, 2017	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$9,547	$8,685	$—	$18,232
Cost of sales	(6,603)	(4,282)	—	(10,885)
Gross margin	2,944	4,403	—	7,347
Selling, general and administrative	—	—	(11,077)	(11,077)
Restructuring charge	(58)	(61)	—	(119)
Research and development	—	—	(564)	(564)
Building impairment	—	—	(2,965)	(2,965)
Operating income (loss) from continuing operations	$2,886	$4,342	$(14,606)	$(7,378)

Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
United States	$8,830	$5,915	$19,072	$12,649
Foreign	3,017	3,826	5,566	5,583
	$11,847	$9,741	$24,638	$18,232

	June 30, 2018	December 31, 2017
Assets:
United States	$29,593	$29,945
Foreign	17,364	20,539
	$46,957	$50,484

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
There was no change in the warranty liability balance during the six-months ended June 30, 2018 and 2017. The warranty liability balance was $159 at June 30, 2018 and 2017.

13.    Income Taxes
The Company’s effective tax rate is 0% for the three-month and six-month periods ended June 30, 2018 and 2017, respectively. Effective January 1, 2018, the U.S. federal corporate income tax rate was reduced was 35 percent to 21 percent attributed to the impact of the 2017 Tax Cuts and Jobs Act enacted into law on December 22, 2017. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three-month and six-month periods ended June 30, 2018 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three- month and six-month periods ended June 30, 2018 and 2017.
Fuel Tech had no unrecognized tax benefits as of June 30, 2018 and December 31, 2017.

14.    Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC segment.  At both June 30, 2018 and December 31, 2017, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the six months ended June 30, 2018 and 2017.
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
In the second quarter of 2018, Fuel Tech recorded an abandonment charge of $317 associated with certain international patent assets which the Company elected to not maintain and abandon in certain international locations due to limited business opportunities in those regions. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge of $317 is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the three- and six-months ended June 30, 2018.
There were no other indications of intangible asset impairments for the six-month period ended June 30, 2018.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three- and six-month periods ending June 30, 2018 and 2017 were $11,847 and $9,741 and $24,638 and $18,232, respectively, representing increases of $2,106 or 22% and $6,406 or 35% versus the same periods last year.
The Air Pollution Control (APC) technology segment generated revenues of $8,407 and $16,990 for the three- and six-month periods ending June 30, 2018, representing an increase of $2,862 or 52% and $7,443 or 78% from the prior year amounts of $5,545 and $9,547, respectively. The increase in APC revenue for the three- and six-month periods ending June 30, 2018 in comparison to the same periods prior year amounts were related to the timing of project execution as a result of conversion of new orders announced during 2017.
Consolidated APC backlog at June 30, 2018 was $14,417 versus backlog at December 31, 2017 of 22,053. Our current backlog consists of U.S. domestic projects totaling $10,473 and international projects totaling $3,944.

The FUEL CHEM® technology segment generated revenues of $3,440 and $7,648 for the three- and six-months ended June 30, 2018. For the three- and six-month periods, this represents a decrease of $756 or 18% and $1,037 or 12% from the prior year amounts of $4,196 and $8,685, respectively. This segment continues to be affected by the soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than capacity.

Consolidated gross margin percentage for the three-month periods ended June 30, 2018 and 2017 was 31% and 37% and was 36% and 40% for the six-month periods then ended. The overall decrease in gross margin is primarily attributable to business segment revenue mix. The gross margin percentage for the APC technology segment for the three-month periods ended June 30, 2018 and 2017 was 25% and 26%, respectively, and was 30% for both the six-month periods ended June 30, 2018 and 2017, respectively. The decrease in gross margin is primarily due to project mix and timing of project execution. For the FUEL CHEM technology segment, the gross margin percentage decreased to 48% from 52% for the three-month periods ending June 30, 2018 and 2017. For the six-month periods, the gross margin percentage for the FUEL CHEM technology segment was 48% and 51% for the six-month periods ending June 30, 2018 and 2017. The gross margin decrease for the FUEL CHEM technology segment was due to costs incurred due to certain international product demonstration costs incurred for the six months ended June 30, 2018.

Selling, general and administrative expenses (SG&A) were $4,763 and $5,923 for the three-month periods ended June 30, 2018 and 2017 and $9,684 and $11,077 for six-month periods ending June 30, 2018 and 2017, respectively. For the three- and six-month periods ended June 30, 2018, this represents a decrease of $1,160 and $1,393, respectively. For the three-month period ended June 30, 2018 the decrease was primarily the result of a reduction in employee related costs of $1,174, depreciation $84 and other administrative costs of $32 offset by an increase in professional fees of $130. For the six-month period ended June 30, 2018 this was primarily the result of a decrease in employee related costs of $1,363 and other administrative costs of $30. SG&A as a percentage of revenues decreased to 40% from 61% and 39% from 61% in the three- and six-month periods ending June 30, 2018 and 2017. The decrease in SG&A percentage is primarily attributed to the increase in revenues due to the timing of project execution as a result of conversion of new orders announced during 2017.

In the second quarter of 2018, Fuel Tech recorded an abandonment charge of $317 associated with certain international patent assets which the Company elected to not maintain and abandon in certain international locations due to limited business opportunities in those regions. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge of $317 is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the three- and six-months ended June 30, 2018.

During the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The activity of the Fuel Conversion discontinued operations consisted of Research and Development, severance and other costs for the three- and six-month periods ended June 30, 2018 and 2017 of $74 and $1,269, and $99 and $1,999, respectively. The loss from discontinued operations in the Consolidated Statement of Operations for the three-months ended June 30, 2018 includes an impairment charge related to the Carbonite patent assets of $56 as a result of not being able to reach an agreement with a third-party to acquire or license the Carbonite technology in combination with the sale of certain equipment included in Assets held for sale. The Fuel Conversion business segment had no revenues associated with it. The overall decline in the discontinued operations for the three- and six-month periods ending June 30, 2018 in comparison to the same periods in 2017 is due to the overall wind-down of operations for the Fuel Conversion discontinued operations.

In July 2016, the Company reduced its workforce to better align its organizational infrastructure to its revised operating plans. The Company recorded no restructuring charge for the three and six months ended June 30, 2018. The Company recorded a charge of $58 and $119 for the three- and six-month periods ended June 30, 2017, respectively in connection with the workforce reduction. The charge consisted primarily of one-time severance payments and benefit continuation costs. For further information related to restructuring, refer to Note 5 - Restructuring Activities.

Research and development expenses for the three- and six-month periods ended June 30, 2018 were and $261 and $549, respectively, and for the same periods in 2017 were $280 and $564, respectively. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities.

Income tax (benefit) expense for the three- and six-month period ended June 30, 2018 and 2017 were $(1) and $15, and $(2) and $15, respectively. Effective January 1, 2018, the U.S. federal corporate income tax rate was reduced was 35 percent to 21 percent attributed to the impact of the 2017 Tax Cuts and Jobs Act enacted into law on December 22, 2017. The Company is projecting a consolidated effective tax rate of 0% for 2018 which was lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three-months ended June 30, 2018 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

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
Liquidity and Sources of Capital
At June 30, 2018, Fuel Tech had unrestricted cash and cash equivalents and short-term investments on hand of $3,912 (excluding restricted cash of $6,520) and working capital of $22,243 versus $8,366 (excluding restricted cash of $6,020) and $18,025 at December 31, 2017, respectively.
Operating activities used cash of $3,512 during the six-month period ended June 30, 2018. This decrease in cash from operations was due to our net loss of $1,969, a decrease in our accrued liabilities and other non-current liabilities of $1,760, offset by cash provided by a decrease in prepaid and other assets of $229, an increase in accounts payable of $714 and the effect of non-cash impairment charge of $317 associated with certain existing international patent assets.
Investing activities used cash of $212 during the six-month period ended June 30, 2018 and primarily related to net cash used for purchases of equipment and patents.
Financing activities used cash of $13 during the six-month period ended June 30, 2018 all of which related to cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon vesting of restricted stock units.
On June 16, 2017, the Company amended its existing U.S. Domestic credit facility with JPM Chase to extend the maturity date to June 28, 2019. There are no financial covenants set forth in this amendment to the Facility. The amount of credit available to the Company under the Facility is $5,000 and will remain as such until the Maturity Date of the Facility on June 28, 2019. During the entire period of the Facility the Company must maintain sufficient cash balances in a segregated deposit account equal to the amount of the Facility and has fully pledged such cash as collateral to the bank to support the credit available to the Company under the Facility. As of June 30, 2018 and December 31, 2017, there were no outstanding borrowings on the credit facility.

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
At June 30, 2018 and December 31, 2017, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $4,936 and $3,004, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. At June 30, 2018 and December 31, 2017, approximately $564 and $1,996 was available for future borrowings under the Facility.
On June 29, 2018, Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), a wholly-owned subsidiary of Fuel Tech, entered into a new revolving credit facility (the China Facility) agreement with JPM Chase for RMB 5.25 million (approximately $793), which expires on June 30, 2019. The current facility for Beijing Fuel Tech is also secured by cash held by the Company of $1,020 in a separate restricted use designated JPM Chase deposit account. The Company intends to renew the China Facility at its maturity. The facility is unsecured, bears interest at a rate of 140% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by Fuel Tech. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of June 30, 2018 and December 31, 2017, Beijing Fuel Tech had no cash borrowings under the China Facility.

At June 30, 2018 and December 31, 2017, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $167 and $246, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At June 30, 2018 and December 31, 2017, approximately $626 and $753 was available for future borrowings.
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
We have sustained losses from continuing operations during the six-month period ended June 30, 2018 totaling $1,870. Our cash used from continuing operations for this same period totaled $3,469. We have taken measures to reduce our expense infrastructure, and over the past three years have eliminated approximately $19 million in aggregate expense through headcount and other operating expense cutbacks. Our ability to operate our base businesses prospectively is based on our ability to secure new orders in the APC business and our ability to successfully execute existing APC projects in line with our internal budgets.
Our cash balance as of June 30, 2018 totaled $10,432 (including restricted cash of $6,520), and our working capital totaled $22,243. We do not have any outstanding debt obligations other than our letters of credit, and our current credit agreement does not have any financial covenants as we have moved to a cash collateralized line of credit with our lender.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 12. There was no change in the warranty liability balance during the six-months ended June 30, 2018.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.        Exhibits

a.	Exhibits (all filed herewith)

	10.1	Tenth Amendment to Continuing Guaranty, dated as of June 29, 2018, between JPMorgan Chase Bank, N.A., JPMorgan Chase Bank (China) Company Limited and Fuel Tech, Inc.
	10.2	11th Amendment to Credit Agreement, dated as of May 15, 2018, between JPMorgan Chase Bank, N.A and Fuel Tech, Inc.
	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of principal financial officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32	Certification of CEO and principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.1	INSXBRL Instance Document

	101.2	SCHXBRL Taxonomy Extension Schema Document

	101.3	CALXBRL Taxonomy Extension Calculation Linkbase Document

	101.4	DEFXBRL Taxonomy Extension Definition Linkbase Document

	101.5	LABXBRL Taxonomy Extension Label Linkbase Document

	101.6	PREXBRL Taxonomy Extension Prevention Linkbase Document

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 8/13/2018	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: 8/13/2018	By:	/s/ James M. Pach
James M. Pach
Vice President, Treasurer and Controller
(Principal Financial Officer)