Form 10-K
period 2018-12-31
FUEL TECH, INC.
filed 2019-03-14
CIK 846913

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $23,336,583 based on the closing sale price as reported on the NASDAQ National Market System.
As of February 28, 2019, there were 24,186,824 shares of common stock outstanding.
Documents incorporated by reference:
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 16, 2019 are incorporated by reference into Part III.

TABLE OF DEFINED TERMS

ACE

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

GSG™	Graduated Straightening Grid
HERT™ High Energy Reagent Technology™	A trademark used to describe one of our SNCR processes for the reduction of NOx
I-NOx®	Systems can include LNB, OFA, and SNCR components, along with SCR technology, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSG™) system
NOx	Oxides of nitrogen
NOxOUT®	A trademark used to describe one of our SNCR processes for the reduction of NOx
NOxOUT-SCR®	A trademark used to describe our direct injection of urea as a catalyst reagent
NOxOUT-CASCADE®	A trademark used to describe our process for the combination of SNCR and SCR technologies
SCR	Selective Catalytic Reduction
SNCR	Selective Non-Catalytic Reduction
TIFI® Targeted In-Furnace Injection™	A trademark used to describe our proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program
UDI™	Urea Direct Injection as the process to provide urea reagent directly into a duct for SCR applications
ULTRA®	A trademark used to describe our process for generating ammonia for use as a Selective Catalytic Reduction reagent
BREF	Best Available Reference Technology. European emission requirements.
ACE	Affordable Clean Energy. EPA rule to address greenhouse gas emissions.
DGI™	Dissolved Gas Infusion
BACT	Best Available Control Technology

Fuel Tech, Inc. and Subsidiaries

December 31, 2018

FTI
Delaware
100%
100%
100%
100%
100%
100%
FT SPA
Chile
FT SRL
Italy
FT
GmbH
Germany
FT HK
Hong Kong
PECO
Ohio
FGC
Ohio
100%
BJFT
China

FTI	- Fuel Tech, Inc.
FT SPA	- Fuel Tech SpA
FT SRL	- Fuel Tech Srl
FT GmbH	- Fuel Tech GmbH
FTHK	- Fuel Tech (HK) Holding Limited
BJFT	- Beijing Fuel Tech Environmental Technologies Co., Ltd.
PECO	- Cleveland Roll Forming Environmental Division, Inc. d/b/a PECO
FGC	- FGC Inc.

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
GENERAL
We are a leading technology company engaged in the worldwide development, commercialization and application of state-of-the-art proprietary technologies for air pollution control, process optimization, water treatment and advanced engineering services. These technologies enable our customers to operate efficiently in a cost-effective and environmentally sustainable manner.

•
The Company’s nitrogen oxide (NOx) reduction technologies include advanced combustion modification techniques and post-combustion NOx control approaches, including NOxOUT®, HERT™, and Advanced SNCR systems, ASCR™ Advanced Selective Catalytic Reduction systems, and I-NOx® Integrated NOx Reduction Systems, which utilize various combinations of these systems, along UDI™ Urea Direct Injection system for SCR reagent supply, and the ULTRA® process for safe ammonia generation. These technologies have established Fuel Tech as a leader in NOx reduction, with installations on over 900 units worldwide.

•
Fuel Tech’s APC technologies include particulate control with Electrostatic Precipitator (ESP) products and services including complete turnkey capability for ESP retrofits, with experience on units up to 700 MW. Flue gas conditioning (FGC) systems include treatment using sulfur trioxide (SO3) and ammonia (NH3) based conditioning to improve the performance of ESPs by modifying the properties of fly ash particles. Fuel Tech’s particulate control technologies have been installed on more than 125 units worldwide.

•
Our FUEL CHEM technologies revolve around the unique application of chemical injection programs which improve the efficiency, reliability, fuel flexibility, boiler heat rate and environmental status of combustion units by controlling slagging, fouling, corrosion, opacity and acid plume, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), sulfur dioxide (SO2), and carbon dioxide (CO2). We use our patented TIFI® Targeted In-Furnace Injection™ processes to apply specialty chemical programs to units burning a wide variety of fuels including coal, heavy oil, biomass, and municipal waste. These TIFI programs incorporate design, modeling, equipment, reagent, and service to provide complete customized on-site programs designed to improve plant operations and provide a return on investment in addition to helping meet emission regulatory requirements.

•
Water treatment technologies include DGI™ Dissolved Gas Infusion Systems which utilize a patented nozzle to provide a competitive advantage over conventional utility and industrial aeration. An innovative alternative to current aeration technology among other applications, DGI systems can deliver supersaturated oxygen solutions and other gas-water combinations to target process applications or environmental issues. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

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
Clean Air Act: The Clean Air Act (CAA) requires the U.S. Environmental Protection Agency (EPA) to establish national ambient air quality standards (NAAQS) at levels that are protective of public health with an adequate margin of safety. The six pollutants specified include: Ozone (O3), Particulate Matter (PM), Nitrogen Dioxide (NO2), Sulfur Dioxide (SO2), Lead, and Carbon Monoxide (CO). The NAAQS provisions require that states comply with ozone and particulate emissions standards. NOx emissions are a precursor to ozone formation and also contribute to fine particulate emissions (PM2.5), which has been the recent regulatory driver through the Cross-State Air Pollution Rule (CSAPR). NOx emissions were targeted as contributors to fine particulate emissions and ozone emissions. Since 1990, programs have been established by the EPA at the regional and federal level to help states in their mission to define and meet their State Implementation Plans (SIPs) for attainment. NAAQS PM standards were issued in 1997, with more stringent standards issued in 2006 and 2012. The NAAQS ozone standards issued in 1997 were made more stringent in 2008. On October 1, 2015, the EPA strengthened the NAAQS for ground-level ozone by reducing the minimum acceptable level from 75 to 70 parts per billion (ppb). Implementation of the 2015 NAAQS standards started in 2018 with finalization of the area designations. A number of Eastern States are considering NOx reduction system upgrades for existing sources to meet the 70 ppb requirement.
Cross-State Air Pollution Rule (CSAPR): In 2011, the Environmental Protection Agency passed the Cross-State Air Pollution Rule (CSAPR) under the “good neighbor” provision of the Clean Air Act to reduce emissions of SO2 and NOx from power plants in the eastern half of the United States. Under CSAPR, state emission caps were designated to mitigate the emission impact on downwind states by controlling emissions from upwind states. If sources within a state caused the state to exceed its assurance limit, severe penalties including a two-for-one reduction based on each source’s contribution percentage of the state overage would be applied. The timing of CSAPR's implementation has been affected by a number of court actions. In December 2011, CSAPR was stayed prior to implementation due to lawsuits filed by various states and combustion sources, and in August 2012 the U.S. Circuit Court of Appeals, D.C. Circuit, vacated CSAPR and remanded it to the EPA. The U.S. Supreme Court reversed that decision in April 2014. Following the remand of the case to the D.C. Circuit, the EPA requested that the court lift the CSAPR stay and toll the CSAPR compliance deadlines by three years. In October 2014, the D.C. Circuit granted the EPA's request and, accordingly, CSAPR Phase 1 implementation commenced in 2015, with Phase 2 implementation starting in 2018 for the May to September ozone season, one year later than originally planned.
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
New Unit Permits: New gas fired units for both electricity generation and industrial use will require BACT technology as a permit requirement. SCR technology is very often BACT for NOx, and these permit requirements generate new market opportunities.
Consent Decrees: Consent decree activity through the US Department of Justice or EPA may require emission sources to meet individual requirements. Sources may also agree to specific air pollution requirements with states or environmental groups.

Regulations and Markets: International
We also sell NOx control systems outside the United States, specifically in Europe, Latin America, India (under a license agreement) and in the Pacific Rim, including the People’s Republic of China (China). The demand for our technologies comes from specific governmental regulations in NOx and PM emission limits which vary by country. We expect that there will be further opportunities to implement our technologies globally in established as well as new geographies in 2019.

In China, the implementation of the ultra-low emission rules first announced in 2015, is close to completion on large utility boilers and the focus has now shifted to the industrial sector where low-cost local suppliers are well established and preferred. We anticipate that Fuel Tech's technologies will encounter significant price competition in this sector, and will only be sought after occasionally by clients in critical process industries such as petro-chemical and LCD manufacturing, who value high performance over low cost.

The European Union published the BREF (Best Available Reference Technology) emission guidelines in mid 2017 that further lowered emission targets over a span of the next four years. These measures are expected to lower the environment impact of more than 3,000 large combustion plants throughout the European Union. Moreover, European countries that are not current EU members are expected to adopt these new standards as part of their approach to gain EU membership. Despite the significant expansion of renewable energy throughout Europe, the EU and neighboring states still rely heavily on coal generation to provide a stable base load to their power and heating demands. The BREF guidelines reduce NOx limit values by up to 25% which will require an upgrade of first generation NOx abatement systems, and that is expected to present new opportunities for Fuel Tech. However, the place of implementation will still be dependent on each country's internal processes.

The Indian government's initial compliance deadline of December 2017 has been delayed, but adoption of emission control technologies has started and it is expected to progress at a faster pace in 2019. After a wave of FGD implementation to address SOx, the focus is now shifting to NOx and PM control. This shift is expected to result in a higher demand for Fuel Tech's SNCR and flue gas conditioning technologies, which will be implemented through a collaboration with our local partner ISGEC.

Elsewhere in Southeast Asia, particulate emissions due to poor performing ESPs have been gaining attention by local authorities. Power generators in several countries like Vietnam, Malaysia and the Philippines are actively looking for corrective options and this presents Fuel Tech with opportunities to bring our DFGC technology to these markets.
Products
Our NOx reduction and particulate control technologies are installed worldwide on over 1,000 combustion units, including utility, industrial and municipal solid waste applications. Our products include customized NOx control systems and our patented ULTRA®technology, which converts urea-to-ammonia on site and provides safe reagent for use in Selective Catalytic Reduction (SCR) systems.

•
SNCR Systems: Our NOxOUT® and HERT™ SNCR processes use non-hazardous urea as the reagent rather than ammonia. Both the NOxOUT® and HERT™ processes on their own are capable of reducing NOx by up to 25% - 50% for utilities and by potentially significantly greater amounts for industrial units in many types of plants with capital costs ranging from $5 - $20/kW for utility boilers and with total annualized operating costs ranging from $1,000 - $2,000/ton of NOx removed. Advanced SNCR systems are also available to improve performance and minimize reagent costs through in-furnace monitoring and an advanced control system.

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

•
SCR Processes and Services: Our SCR group provides process design optimization, performance testing and improvement, and catalyst selection services for SCR systems on coal-fired boilers. In addition, other related services, including start-ups, maintenance support and general consulting services for SCR systems, Ammonia Injection Grid design and tuning to help optimize catalyst performance, and catalyst management services to help optimize catalyst life, are now offered to customers around the world. We also specialize in computational fluid dynamics models, which simulate fluid flow by generating a virtual replication of real-world geometry and operating inputs. We design flow corrective devices, such as turning vanes, ash screens, static mixers and our patented GSG® Graduated Straightening Grid. Our models help clients optimize performance in flow critical equipment, such as selective catalytic reactors in SCR systems, where the effectiveness and longevity of catalysts are of utmost concern. The Company’s modeling capabilities are also applied to other power plant systems where proper flow distribution and mixing are important for performance, such as flue gas desulfurization- scrubbers, electrostatic precipitators, air heaters, exhaust stacks and carbon injection systems for mercury removal.

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

A key market dynamic for the APC product line is the continued use of coal for global electricity production. Coal currently accounts for approximately 30% of all U.S. electricity generation and roughly 69% of Chinese electricity generation. Major coal consumers include China, the United States and India. The growth of natural gas in the U.S. for industrial applications has increased the need for SCR technology since it often meets the definition of Best Available Control Technology and is required on new industrial units.

Sales of APC products were $38.4 million, $27.8 million, and $34.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

APC Competition
Competition with our NOx reduction suite of products may be expected from companies supplying SCR Systems and ammonia SNCR Systems, urea SNCR systems, ESP retrofits and FGC technologies. In addition, we experience competition in the urea-to-ammonia conversion market.
The SCR process is an effective and proven method of control for removal of NOx up to 90%. SCR systems have a high capital cost of $300+/kW on retrofit coal applications. Such companies as GE, Babcock Power, Babcock & Wilcox (B&W) Company, CECO Environmental and Mitsubishi Hitachi, are active SCR system and reagent feed system providers.
The use of both urea and ammonia as the reagent for the SNCR process can reduce NOx by 30% - 70%, depending on a number of factors. Ammonia can be effective on incinerators and on Circulating Fluidized Bed combustion units, but has limited applicability for most utility boilers, where urea is dominant. Both urea and ammonia SNCR system capital costs range from $5 - $20/kW, with annualized operating costs ranging from $1,000 - $3,000/ton of NOx removed. The ammonia-based systems utilize either anhydrous or aqueous ammonia, both of which are hazardous substances. Competitors for ammonia based SNCR include CECO Environmental, B&W, and Wahlco, with Hamon and B&W for urea based SNCR systems.
ESP retrofit competitors include B&W, Southern Environmental and Hamon. Flue Gas Conditioning competition includes Wahlco, Inc. and Chemithon, Inc.

Lastly, with respect to urea-to-ammonia conversion technologies, a competitive approach to our controlled urea decomposition system competes with Wahlco, Inc., which manufactures a system that hydrolyzes urea under high temperature and pressure.

APC Backlog
Consolidated APC segment backlog at December 31, 2018 was $12.4 million versus backlog at December 31, 2017 of $22.1 million. A substantial portion of the backlog as of December 31, 2018 should be recognized as revenue in fiscal 2019, although the timing of such revenue recognition in 2019 is subject to the timing of the expenses incurred on existing projects.

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
A key market dynamic for this product line is the continued use of coal for global electricity production. Coal currently accounts for approximately 30% of all U.S. electricity generation and roughly 69% of Chinese electricity generation. Major coal consumers include the United States, China and India. Additional market dynamics include a growing, worldwide utilization of biomass for both steam and electrical production, as well as the strengthening of the pulp and paper industry worldwide, resulting in black liquor recovery boilers needing to maximize throughput. A new potential driver in the US is the Affordable Clean Energy (ACE) Rule issued by EPA in 2018 as a replacement for the Clean Power Plan which EPA has repealed. This Rule calls for the use of a wide range of available boiler heat rate improvement technologies to improve efficiency to reduce greenhouse gas emissions.
The principal markets for this product line are electric power plants burning coals with slag-forming constituents such as sodium, iron and high levels of sulfur. Sodium is typically found in the Powder River Basin coals of Wyoming and Montana. Iron is typically found in coals produced in the Illinois Basin region. High sulfur content is typical of Illinois Basin coals and certain Appalachian coals. High sulfur content can give rise to unacceptable levels of SO3 formation especially in plants with SCR systems and flue gas desulphurization units (scrubbers). As coal units strive to compete in electricity supply markets, lower cost, higher slagging fuels can create more operational challenges which TIFI Programs can help mitigate.
The combination of slagging coals and SO3-related issues, such as “blue plume” formation, air pre-heater fouling and corrosion, SCR fouling and the proclivity to suppress certain mercury removal processes, represents an attractive market potential for Fuel Tech.

Sales of the FUEL CHEM products were $18.1 million, $17.4 million, and $21.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Competition

Competition for our FUEL CHEM product line includes chemicals sold by specialty chemical companies, such as Imerys, Environmental Energy Services, Inc., and SUEZ Water Technologies. No technologically comparable substantive competition currently exists for our TIFI technology, which is designed primarily for slag control and SO3 abatement, but there can be no assurance that such lack of substantive competition will continue.
INTELLECTUAL PROPERTY
The majority of our products are protected by U.S. and non-U.S. patents. We own 53 granted patents worldwide and 15 allowed utility model patents in China. We have 15 patent applications pending; including 4 in the United States and 11 in non-U.S. Jurisdictions. These patents and applications cover some 29 inventions, 16 associated with our NOx reduction business, 12 associated with the FUEL CHEM business, and one associated with water treatment. Our granted patents have expiration dates ranging from October of 2019 to October of 2035.

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
EMPLOYEES

At December 31, 2018, we had 113 employees, 82 in North America, 23 in China and eight in Europe. We enjoy good relations with our employees and are not a party to any labor management agreement.

RELATED PARTIES

Douglas G. Bailey, a member of our Board, is a stockholder of American Bailey Corporation (ABC), which is a related party. Please refer to Note 11 to the consolidated financial statements in this Form 10-K for information about our transactions with ABC. Additionally, see the more detailed information relating to this subject under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be distributed in connection with our 2019 Annual Meeting of Stockholders, which information is incorporated by reference.

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

We Face Substantial Competition
Competition in the Air Pollution Control market comes from competitors utilizing their own NOx reduction processes, including SNCR systems, Low NOx Burners, Over-Fire Air systems, flue gas recirculation, ammonia SNCR and SCR, which do not infringe our patented technologies. Indirect competition will also arise from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or de-rating of units, and sale or trade of pollution credits and emission allowances. Utilization by customers of such processes or business practices or combinations thereof may adversely affect our pricing and participation in the NOx control market if customers elect to comply with regulations by methods other than the purchase of our Air Pollution Control products. See Item 1 “Products” and “APC Competition” in the Air Pollution Control segment overview.
Competition for our FUEL CHEM markets include chemicals sold by specialty chemical companies, such as Imerys, Environmental Energy Services, Inc., and SUEZ Water Technologies.

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
Our Results May Be Affected By Foreign Operations
In 2007, we expanded our operations in China by establishing a wholly-owned subsidiary in Beijing. On January 17, 2019, we announced the suspension of further business development activity for its Air Pollution Control operation in Beijing. Our future financial results will be impacted by our ability to successfully complete the wind-down activities in Beijing during 2019.
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
We May Not Be Able to Borrow Funds Pursuant to our Credit Facilities
We are party to a $5.5 million domestic revolving credit agreement with JPMorgan Chase Bank, N.A. As of December 31, 2018, there were no outstanding borrowings on this facility, and we had advanced $5.0 million of Letters of Credit. The Facility is secured by cash held by the Company in a separate restricted use designated JPM Chase deposit account, which is not readily available for our operating needs. The balance in this restricted cash account is $6,020 as of December 31, 2018. In addition, our Chinese subsidiary, Beijing Fuel Tech Environmental Technologies Company, Ltd., has a RMB 2.625 million (approximately $382) revolving credit facility with JPMorgan Chase Bank (China) Company Limited. As of December 31, 2018, there were no outstanding borrowings under this facility, and we had outstanding bank guarantees of approximately $0. In the event of any default on our part under either of these agreements, the lender is entitled to accelerate payment of any amounts outstanding and may, under certain circumstances, cancel the facilities. If we were unable to obtain a waiver for a breach of covenant and the lender accelerated the payment of any outstanding amounts, such acceleration may cause our cash position to significantly deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require us to obtain alternate financing.

The domestic revolving credit facility will expire in June 2019. While the Company is actively pursuing the renewal of its credit agreement, there is no assurance that the Company will be successful in the renewal of its credit agreement, or if obtained, that such financing will be in a similar amount or be on similar terms and conditions as the Company's current credit agreement.
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

•
The Beijing, China building lease, for approximately 9,000 square feet, runs from June 1, 2017 to May 31, 2020. This facility serves as the operating headquarters for our Beijing Fuel Tech operation. As a result of our announcement on January 17, 2019 related to the suspension of our APC business in Beijing, we notified the landlord of our intention to early terminate the lease on July 22, 2019.

•	The Durham, North Carolina building lease, for approximately 2,590 square feet, runs from July 1, 2016 to July 31, 2019. This facility houses engineering operations.

•	The Gallarate, Italy building lease, for approximately 1,636 square feet, runs from May 1, 2013 to April 30, 2019. This facility serves as the operating headquarters for our European operations.

•	The Westlake, Ohio building lease, for approximately 3,000 square feet, runs from May 1, 2017 to April 30, 2020. This facility houses engineering operations.

•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs from September 1, 2013 to December 31, 2020. This facility serves as an outside warehouse facility.

•	The Overland Park, KS lease, for approximately 600 square feet, runs from October 16, 2018 to October 15, 2021. This facility serves primarily as a sales office.

ITEM 3 - LEGAL PROCEEDINGS
From time to time we are involved in litigation with respect to matters arising from the ordinary conduct of our business.   In the opinion of management, based upon presently available information, either adequate provision for anticipated costs have been accrued or the ultimate anticipated costs will not materially affect our consolidated financial position, results of operations, or cash flows.

See Note 9 "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market
Our Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc, where it trades under the symbol FTEK.
Prices
The table below sets forth the high and low sales prices during each calendar quarter since January 2017.

2018	High	Low
Fourth Quarter	$1.49	$1.15
Third Quarter	1.42	0.97
Second Quarter	1.42	1.00
First Quarter	1.57	1.00

2017	High	Low
Fourth Quarter	$1.17	$0.91
Third Quarter	1.14	0.79
Second Quarter	0.99	0.76
First Quarter	1.28	1.02

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

Holders

As of February 28, 2019, there were 98 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

Performance Graph

The following line graph compares our total return to stockholders per common share for the five years ended December 31, 2018 to that of the NASDAQ Composite Index and the WilderHill Progressive Energy Index for the period December 31, 2013 through December 31, 2018. The graph tracks the performance of a $100 investment in the Company's common stock and in each of the indexes (with the reinvestment of all dividends) on December 31, 2013.

ITEM 6 - SELECTED FINANCIAL DATA
Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2018. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and the schedules thereto.

	For the years ended December 31
CONSOLIDATED STATEMENT OF OPERATIONS DATA	2018	2017	2016	2015	2014
(in thousands of dollars, except for share and per-share data)
Revenues	$56,535	$45,166	$55,161	$73,664	$79,017
Cost of sales	36,471	27,144	36,367	45,107	43,889
Selling, general and administrative	18,564	20,933	25,564	30,897	35,432
Restructuring charge	—	119	1,428	219	—
Research and development	1,073	1,070	1,752	1,447	1,459
Impairment and abandonment charges	317	2,965	2,074	1,425	23,400
Operating (loss) income from continuing operations	110	(7,065)	(12,024)	(5,431)	(25,163)

Net loss from continuing operations	85	(6,535)	(14,588)	(9,554)	(17,448)
Loss from discontinued operations	(113)	(3,914)	(2,800)	(2,826)	(277)
Net loss	$(28)	$(10,449)	$(17,388)	$(12,380)	$(17,725)

Net loss per common share:
Basic
Continuing operations	$—	$(0.28)	$(0.62)	$(0.41)	$(0.77)
Discontinued operations	—	(0.16)	(0.12)	(0.13)	(0.01)
Basic net loss per common share	$—	$(0.44)	$(0.74)	$(0.54)	$(0.78)
Diluted
Continuing operations	$—	$(0.28)	$(0.62)	$(0.41)	$(0.77)
Discontinued operations	—	(0.16)	(0.12)	(0.13)	(0.01)
Diluted net loss per common share	$—	$(0.44)	$(0.74)	$(0.54)	$(0.78)

Weighted-average basic shares outstanding	24,164,000	23,872,000	23,365,000	23,101,000	22,782,000
Weighted-average diluted shares outstanding	24,164,000	23,872,000	23,365,000	23,101,000	22,782,000

	December 31
CONSOLIDATED BALANCE SHEET DATA	2018	2017	2016	2015	2014
(in thousands of dollars)
Working capital	$23,556	$18,025	$26,585	$35,865	$39,688
Total assets	51,719	50,484	57,788	76,011	91,471
Long-term obligations	335	420	346	501	520
Total liabilities	17,667	16,312	15,099	17,740	19,170
Stockholders’ equity (1)	34,052	34,172	42,689	58,271	72,301
Notes:

(1)
Stockholders’ equity includes the principal amount of nil coupon non-redeemable perpetual loan notes. See Note 7 to the consolidated financial statements; Refer to Note 1 of the Notes to the Consolidated Financial Statements for further detail related to a revision made in the previously issued financial statements as a result of an error discovered in the preparation of the current year income tax provision.

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

Revenue Recognition

Change in Accounting Policy

On January 1, 2018, we adopted ASC 606 "Revenue from Contracts with Customers" ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our legacy accounting under Accounting Standards Codification Topic 605: Revenue Recognition (ASC 605).

For the years ended prior to January 1, 2018

Revenues from the sales of chemical products are recorded when title transfered, either at the point of shipment or at the point of destination, depending on the contract with the customer in accordance with ASC 605. We used the percentage of completion method of accounting for equipment construction, equipment supply and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined.

Years beginning after January 1, 2018

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

As of December 31, 2018, we had five construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $123 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2017, we had four construction contract in progress that were identified as a loss contract and a provision for losses in the amount of $117 was recorded in other accrued liabilities on the consolidated balance sheet.

In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2018, 2017 and 2016, contract assets were approximately $5,540, $7,894 and $6,755 respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $1,234, $2,403 and $1,730 at December 31, 2018, 2017 and 2016 respectively, and are included in other accrued liabilities on the consolidated balance sheets.

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

Inventories

Inventories consist primarily of spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. Usage is recorded in cost of sales in the period that parts were issued to a project or used to service equipment. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is meant to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company early adopted ASU 2017-04 on October 1, 2018 for the annual goodwill impairment test completed during the fourth quarter which simplified the test by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of goodwill and eliminating Step 2.
Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2018 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Long-lived assets, including property, plant and equipment (PP&E) and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. Due to the existence of impairment indicators as more fully described in Note 1 to our consolidated financial statements, we performed a more detailed analysis of potential long-lived and intangible asset impairment in the APC technology asset group during the fourth quarter of 2018 using the aforementioned undiscounted cash flows analysis.

In the second quarter of 2018, the Company recorded an abandonment charge of $317 associated with certain international patent assets which the Company elected to not maintain and abandon in certain international locations due to limited business opportunities in those regions. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge of $317 is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the year ended December 31, 2018.

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
Valuation Allowance for Deferred Income Taxes

Deferred tax assets represent deductible temporary differences and net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized. At the end of each reporting period, management reviews the realizability of the deferred tax assets. As part of this review, we consider if there are taxable temporary differences that could generate taxable income in the future, if there is the ability to carry back the net operating losses or credits, if there is a projection of future taxable income, and if there are any tax planning strategies that can be readily implemented. As required by ASC 740 "Income Taxes", a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment resulted in a valuation allowance on our deferred tax assets of $13,044, $12,234 and $13,179 for the years ended December 31, 2018, 2017 and 2016 respectively.

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

In addition, we utilize a Monte Carlo valuation pricing model to determine the fair value of certain restricted stock units (RSUs) that contain market conditions. Determining the fair value of these RSUs requires judgment and involves simulating potential future stock prices based on estimates for the risk-free interest rate, stock volatility, and correlations between our stock price and the stock prices of a peer group of companies. If any of these assumptions differ significantly from actual results, stock-based compensation expense could be impacted. There were no stock options or RSUs granted during the year ended December 31, 2018.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 "Revenue from Contracts with Customers" (ASC 606). These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In August 2015, the FASB approved a one-year deferral to January 1, 2018. The Company adopted the standard on January 1, 2018 using the modified retrospective transition method. See Note 3, Revenue Recognition, for further discussion.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. The Company adopted ASU 2016-18 beginning on January 1, 2018 and adopted the standard using a retrospective approach.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is meant to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 on October 1, 2018 for the annual goodwill impairment test completed during the fourth quarter which simplified the test by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of goodwill and eliminating Step 2. The adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The liability recorded for a lease is meant to recognize the lease payments and the asset as a right to use the underlying asset for the lease, including optional periods if it reasonably certain the option will be exercised. Recording of the liability should be based on the present value of the lease payments. If a lease term is less than twelve months, a company is allowed to elect not to record the asset and liability. Expense related to these leases are to be amortized on a straightline basis over the expected term of the lease. Additionally, the provisions of Topic 842 provide additional guidance on separating lease terms from maintenance and other type of provisions that provide a good or service, accounting for sale-leaseback provisions, and leveraged leases. Reporting in the cash flow statement remains virtually unchanged. Additional qualitative and quantitative disclosures are required.
ASU 2016-02 will be effective for the Company beginning on January 1, 2019. We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on our balance sheet for our office and equipment operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional operating liabilities of approximately $756, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The new standard also provides practical expedients for an entity's ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transitions. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.
In July 2018, the FASB issued ASU 2018-11 "Leases (Topic 842) Targeted Improvements." This amendment allows companies to elect to record a cumulative effect adjustment to beginning retained earnings on the date of adoption. We expect to elect the provisions of ASU 2018-11 as of the date of adoption on January 1, 2019.

2018 versus 2017

Revenues for the years ended December 31, 2018 and 2017 were $56,535 and $45,166, respectively. The year-over-year increase of $11,369 or 25%, was driven by increased revenue in both APC and FUEL CHEM technology segments in our United States (U.S.) operations. Our U.S. revenues increased by $14,377 or 49% from $29,510 to $43,887, and our international revenues decreased by $3,008 or 19% from $15,656 to $12,648.

Revenues for the APC technology segment were $38,417 for the year ended December 31, 2018, an increase of $10,609, or 38%, versus fiscal 2017. The increase in APC revenue for the twelve month period ending December 31, 2018 in comparison to prior year amount is related to the timing of project execution as a result of conversion of new orders announced during 2017 and 2018. Backlog for the years ended December 31, 2018 and 2017 was $12.4 million and $22.1 million, respectively.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2018 were $18,118, an increase of $760, or 4% versus fiscal 2017. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications, but our ability to attract new coal customers continues to be affected by the soft electric demand market and fuel switching as a result of low natural gas prices.

Consolidated cost of sales for the years ended December 31, 2018 and 2017 were $36,471 and $27,144, respectively. Consolidated gross margin percentages for the years ended December 31, 2018 and 2017 were 35% and 40%, respectively. The gross margins for the APC technology segment decreased to 29% in 2018 from 34% in 2017. The overall decrease in gross margin in the APC technology segment from 2017 to 2018 is primarily due to project mix, timing of project execution and margin erosion on lower-margin projects being executed in foreign geographies, which will not recur. Gross margin percentage for the FUEL CHEM technology segment remained consistent at 50% for the years ended December 31, 2018 and 2017.

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2018 and 2017 were $18,564 and $20,933, respectively. The decrease of $2,369 or 11%, is primarily attributed to the following:

•	A decrease in employee related costs of $1,004

•	A decrease in professional fees and consulting services of $438

•	A decrease in office and administrative costs relating to our foreign subsidiaries of $809

•	A decrease in other administrative costs, including depreciation and amortization of $118

Restructuring costs were $0 and $119 in connection with the workforce reduction for the years ended December 31, 2018 and 2017. See Note 15, Restructuring Activities, for further discussion.

Research and development (“R&D”) expenses were $1,073 and $1,070 for the years ended December 31, 2018 and 2017, respectively.

In the second quarter of 2018, Fuel Tech recorded an abandonment charge of $317 associated with certain international patent assets which the Company elected to not maintain and abandon in certain international locations due to limited business opportunities in those regions. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge of $317 is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the twelve months ended December 31, 2018.

During the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The activity of the Fuel Conversion discontinued operations consisted of Research and Development, severance and other costs for the for the year ended December 31, 2018 and 2017 of $113 and $3,914, respectively. The loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2018 includes an impairment charge related to the Carbonite patent assets of $56 as a result of not being able to reach an agreement with a third-party to acquire or license the Carbonite technology in combination with the sale of certain equipment included in Assets held for sale. The Fuel Conversion business segment had no revenues associated with it. The overall decline in the discontinued operations for the year ended December 31, 2018 in comparison to the same periods in 2017 is due to the overall wind-down of operations for the Fuel Conversion discontinued operations.

Interest income for the year ended December 31, 2018 decreased by $4 to $6 versus $10 in 2017. Interest expense was $0 in both 2018 and 2017. Finally, the decrease in net other expenses to $2 from $60 in the prior year is due primarily to the impact of foreign exchange rates as it relates to settlement of balances denominated in foreign currencies, and certain other bank fees related to Letter of Credits.

For the year ended December 31, 2018, we recorded an income tax expense of $33 on pre-tax income of $118. Our effective tax rates were 676.3% and 4.5% for the years ended December 31, 2018 and 2017, respectively. The effective tax rate for the year-ended December 31, 2018, differed from the federal statutory rate of 21% as a result of establishing a deferred tax liability associated with a certain book-to-tax timing difference. For the year ended December 31, 2017, we recorded an income tax benefit of $580 on pre-tax loss of $7,115. The effective tax rate for the year-ended December 31, 2017 differed from the federal statutory rate of 34% as a result of net operating losses generated in the United States, China, and Italy, which were offset by establishment of full valuation allowances.

2017 versus 2016

Revenues for the years ended December 31, 2017 and 2016 were $45,166 and $55,161, respectively. The year-over-year decrease of $9,995, or 18%, was driven by decreased revenue in both APC and FUEL CHEM technology segments in both our United States (U.S.) and foreign operations. Our U.S. revenues decreased by $13,035 or 31%from $42,545 to $29,510, and our international revenues increased by $3,040 or 24% from $12,616 to $15,656.

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

Interest income for the year ended December 31, 2017 decreased by $15 to $10 versus $25 in 2016. Interest expense was $0 in both 2017 and 2016. Finally, the decrease in net other expenses to $60 from $925 in the prior year is due primarily to the impact of foreign exchange rates as it relates to settlement of balances denominated in foreign currencies, and certain other bank fees related to Letter of Credits.

For the year ended December 31, 2017, we recorded an income tax benefit of $580 on pre-tax loss of $7,115. Our effective tax rates were 4.5% and 11% for the years ended December 31, 2017 and 2016, respectively. The effective tax rate for the year-ended December 31, 2017 differed from the federal statutory rate of 34% as a result of net operating losses generated in the United States, China, and Italy, which were offset by establishment of full valuation allowances. For the year ended December 31, 2016, we recorded an income tax expense of $1,664 on pre-tax loss of $12,924. Our income tax expense of 1,664 in 2016 resulted from the establishment of a full valuation allowance for the China deferred tax assets.

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

Liquidity and Sources of Capital

At December 31, 2018, we had cash and cash equivalents of $12,039 (excluding restricted cash of $6,020) and working capital of $23,556 versus cash and cash equivalents of $8,366 (excluding restricted cash of $6,020) and working capital of $18,025 at December 31, 2017.

Operating activities provided $4,927 of cash for the year ended December 31, 2018, primarily due to the add back of non-cash items from our net income from continuing operations of $85 including stock compensation expense of $233, depreciation and amortization of $847, intangible assets abandonment charge of $317, excess and obsolete inventory reserve of $78, a loss on sale of equipment of $142, a decrease in our accounts receivable balance of $848, an increase in our inventory balance of $108, a decrease in prepaid expenses and other current and non-current assets of $251, an increase in our accrued liabilities and other non-current liabilities of $1,897, and an increase in our accounts payable balance of $521. Cash provided by operating activities also included cash used of $122 associated with the activity of the Fuel Conversion discontinued operations.

Operating activities used $3,568 of cash for the year ended December 31, 2017, primarily due to the add back of non-cash items from our net loss from continuing operations of $6,535 including stock compensation expense of $1,389, depreciation and amortization of $1,527, building impairment charge of $2,965, excess and obsolete inventory reserve of $228, and a loss on sale of equipment of $304, as well as a decrease in our accounts receivable balance of $113, an increase in our inventory balance of $134, and an increase in prepaid expenses and other current and non-current assets of $1,084, and an decrease in our accrued liabilities and other non-current liabilities of $2,439. Partially offsetting these items was subtraction from our net loss related to an increase in our accounts payable balance of $2,500. Cash used by operating activities also included cash used of $1,868 associated with the activity of the Fuel Conversion discontinued operations.

Investing activities used cash of $569 and $490 for the years ended December 31, 2018 and 2017, respectively. Investment activities for the year ended December 31, 2018 consisted of purchases of equipment, patents, and other intangibles of $570 and proceeds from sale of equipment of $1. Investment activities for the year ended December 31, 2017 consisted of purchases of equipment, patents, and other intangibles of $492 and proceeds from sale of equipment of $2.

Financing activities used $12 and $258 of cash for the years ended December 31, 2018 and 2017 as a result of $12 and $258 in cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units.

The Company is obligated under a U.S. Domestic credit facility with (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) which provides for maximum revolving credit borrowings of $5,500 and matures on June 28, 2019. Fuel Tech can use this Facility for cash advances and standby letters of credit. The Facility is secured by $5,500 in cash held by the Company in a separate restricted use designated JPM Chase deposit account and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Outstanding borrowings under the Facility bear interest at a rate of LIBOR plus 300 basis points. There are no financial covenants set forth in this amendment to the Facility. The Facility was amended on three occasions during 2018, most recently October 19, 2018, in order to amend the maximum availability under the Facility. The Company is actively pursuing the renewal of its U.S. Domestic credit facility and intends to renew the U.S. Domestic credit facility at its maturity. As of December 31, 2018 and 2017, there were no outstanding borrowings under the Facility.

The existing U.S. Domestic credit Agreement will expire on June 28, 2019. The Company is actively pursuing the renewal of its U.S. Domestic credit facility and intends to renew the U.S. Domestic credit facility at its maturity.

At December 31, 2018 and 2017, we had outstanding standby letters of credit and bank guarantees totaling approximately $5,028 and $3,004, respectively, on our domestic credit facility in connection with contracts in process. We are committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2018 and 2017, there were no cash borrowings under the domestic revolving credit facility and approximately $443 and $1,996, was available for future borrowings under the Facility. We pay a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), is obligated under a revolving credit facility (the China Facility) agreement, as most recently amended on October 19, 2018, with JPM Chase which provides which provides for maximum revolving credit borrowings of RMB 2.625 million (approximately $382) and matures on June 30, 2019. The Facility is secured by $520 in cash held by the Company in a separate restricted use designated JPM Chase deposit account. The China Facility bears interest at a rate of 140% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by the Company. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2018 and 2017, Beijing Fuel Tech had no cash borrowings under the China Facility. At December 31, 2018 and 2017, we had outstanding standby letters of credit and bank guarantees totaling approximately $0 and $246, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2018 and 2017, approximately $382 and $753 was available for future borrowings. As a result of the announcement of the suspension of the Air Pollution Control business in Beijing, the Company intends to not renew the China Facility upon its expiration on June 30, 2019.

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

For the year ended December 31, 2018, we have sustained income before discontinued operations totaling $85. Our cash provided by continuing operations for this same period totaled $5,049. We have taken measures to reduce our expense infrastructure, and over the past three years have eliminated approximately $7.0 million in aggregate selling, general and administrative expenses primarily through headcount and other operating expense cutbacks.

Our cash balance as of December 31, 2018 totaled $18.1 million (inclusive of our restricted cash balance), and our working capital totaled $24.0 million. We do not have any outstanding debt obligations other than our letters of credit, and our current credit agreement does not have any financial covenants as we have moved to a cash collateralized line of credit with our lender.

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

We currently have a $5.5 million domestic U.S. credit facility which we use to issue letters of credit to our customers, which is a fully cash collateralized line of credit requiring us to deposit funds in a restricted cash account to support that credit line. We expect to continue operating under this arrangement for the foreseeable future. Our liquidity may be adversely affected to the extent we are required to collateralize further letters of credit by additional cash deposits.

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
Payments due by period in thousands of dollars

Contractual Cash Obligations	Total	2019	2020	2021	Thereafter
Operating lease obligations	$726	$613	$102	$11	$—
Total	$726	$613	$102	$11	$—

In the normal course of our business, we use bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

•	in support of the warranty period defined in the contract; or

•	in support of the system performance criteria that are defined in the contract.
In addition, we use bank performance guarantees with standby letters of credit and performance surety bonds as security for contract performance and other obligations as needed in the normal course of business. As of December 31, 2018, we had outstanding bank performance obligations that may or may not result in cash obligations as follows:
Commitment expiration by period in thousands of dollars

Commercial Commitments	Total	2019	2020	2021	Thereafter
Standby letters of credit and bank guarantees	$5,028	$4,402	$277	$71	$278
Total	$5,028	$4,402	$277	$71	$278
Off-Balance-Sheet Transactions
There were no other off-balance-sheet transactions other than the obligations and commitments listed above during the three-year period ended December 31, 2018.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fuel Tech, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois
March 14, 2019

Fuel Tech, Inc.
Consolidated Balance Sheets
(in thousands of dollars, except share and per-share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$12,039	$8,366
Restricted cash	6,020	1,020
Marketable securities	—	6
Accounts receivable, net	18,399	19,690
Inventories, net	957	945
Prepaid expenses and other current assets	3,184	3,592
Income taxes receivable	118	129
Total current assets	40,717	33,748
Property and equipment, net	5,976	6,272
Goodwill	2,116	2,116
Other intangible assets, net	1,164	1,671
Restricted cash	—	5,000
Assets held for sale	485	485
Other assets	1,261	1,192
Total assets	$51,719	$50,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,499	$9,065
Accrued liabilities:
Employee compensation	1,563	1,487
Income taxes payable	—	73
Other accrued liabilities	6,099	5,098
Total current liabilities	17,161	15,723
Deferred income taxes	171	169
Other liabilities	335	420
Total liabilities	17,667	16,312
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,825,891 and 24,777,001 shares issued, and 24,170,585 and 24,132,910 outstanding in 2018 and 2017, respectively	248	248
Additional paid-in capital	138,992	138,760
Accumulated deficit	(102,495)	(102,672)
Accumulated other comprehensive loss	(1,285)	(768)
Nil coupon perpetual loan notes	76	76
Treasury stock, 655,306 and 644,091 shares in 2018 and 2017, respectively, at cost	(1,484)	(1,472)
Total shareholders’ equity	34,052	34,172
Total liabilities and shareholders’ equity	$51,719	$50,484

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Operations
(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2018	2017	2016
Revenues	$56,535	$45,166	$55,161
Costs and expenses:
Cost of sales	36,471	27,144	36,367
Selling, general and administrative	18,564	20,933	25,564
Restructuring charge	—	119	1,428
Research and development	1,073	1,070	1,752
Intangible assets abandonment and building impairment	317	2,965	2,074
Total Costs and Expenses	56,425	52,231	67,185
Operating income (loss) from continuing operations	110	(7,065)	(12,024)
Interest income	6	10	25
Other expense	2	(60)	(925)
Income (loss) from continuing operations before income taxes	118	(7,115)	(12,924)
Income tax benefit (expense)	(33)	580	(1,664)
Net income (loss) from continuing operations	85	(6,535)	(14,588)
Loss from discontinued operations (net of income tax benefit of $0 in 2018, 2017 and 2016)	(113)	(3,914)	(2,800)
Net loss	$(28)	$(10,449)	$(17,388)
Net loss per common share:
Basic
Continuing operations	$—	$(0.28)	$(0.62)
Discontinued operations	$—	$(0.16)	$(0.12)
Basic net loss per common share	$—	$(0.44)	$(0.74)
Diluted
Continuing operations	$—	$(0.28)	$(0.62)
Discontinued operations	$—	$(0.16)	$(0.12)
Diluted net loss per common share	$—	$(0.44)	$(0.74)
Weighted-average number of common shares outstanding:
Basic	24,164,000	23,872,000	23,365,000
Diluted	24,164,000	23,872,000	23,365,000
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands of dollars)

	For the years ended December 31,
	2018	2017	2016
Net loss	$(28)	$(10,449)	$(17,388)
Other comprehensive income (loss):
Foreign currency translation adjustments	(513)	802	(6)
Unrealized losses from marketable securities, net of tax	(4)	(2)	(6)
Total other comprehensive income (loss)	(517)	800	(12)
Comprehensive loss	$(545)	$(9,649)	$(17,400)
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2015	23,167	$234	$135,394	$(74,835)	$(1,556)	$76	$(1,042)	$58,271
Net loss				(17,388)				(17,388)
Foreign currency translation adjustments					(6)			(6)
Unrealized loss on marketable securities, net of tax					(6)			(6)
Stock compensation expense			1,991					1,991
Common shares issued upon vesting of restricted stock units	382	4	(5)					(1)
Treasury shares withheld	(103)						(172)	(172)
Balance at December 31, 2016	23,446	$238	$137,380	$(92,223)	$(1,568)	$76	$(1,214)	$42,689
Net loss				(10,449)				(10,449)
Foreign currency translation adjustments					802			802
Unrealized loss on marketable securities, net of tax					(2)			(2)
Stock compensation expense			1,389					1,389
Common shares issued upon vesting of restricted stock units	976	10	(9)					1
Treasury shares withheld	(289)						(258)	(258)
Balance at December 31, 2017	24,133	$248	$138,760	$(102,672)	$(768)	$76	$(1,472)	$34,172
Net loss				(28)				(28)
Foreign currency translation adjustments					(513)			(513)
Unrealized loss on marketable securities, net of tax					(4)			(4)
Stock compensation expense			233					233
Common shares issued upon vesting of restricted stock units	49	—	(1)					(1)
Treasury shares withheld	(12)						(12)	(12)
Adoption of ASC 606				205				205
Balance at December 31, 2018	24,170	$248	$138,992	$(102,495)	$(1,285)	$76	$(1,484)	$34,052
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)

	For the years ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net loss	$(28)	$(10,449)	$(17,388)
Loss from discontinued operations	113	3,914	2,800
Net income (loss) from continuing operations	85	(6,535)	(14,588)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	654	1,312	1,780
Amortization	193	215	1,118
Loss on disposal of equipment	142	304	60
Provision for doubtful accounts, net of recoveries	(64)	—	(111)
Deferred income taxes	2	(534)	1,196
Stock-based compensation, net of forfeitures	233	1,389	1,991
Intangible assets abandonment and building impairment	317	2,965	2,074
Excess and obsolete inventory provision	78	228	825
Changes in operating assets and liabilities:
Accounts receivable	848	113	3,522
Inventories	(108)	(134)	446
Prepaid expenses, other current assets and other non-current assets	251	(1,084)	2,893
Accounts payable	521	2,500	(2,445)
Accrued liabilities and other non-current liabilities	1,897	(2,439)	699
Net cash provided by (used in) operating activities - continuing operations	5,049	(1,700)	(540)
Net cash used in operating activities - discontinued operations	(122)	(1,868)	(2,198)
Net cash provided by (used in) operating activities	4,927	(3,568)	(2,738)

INVESTING ACTIVITIES
Purchases of equipment and patents	(570)	(492)	(940)
Proceeds from the sale of equipment	1	2	2
Net cash used in investing activities	(569)	(490)	(938)

FINANCING ACTIVITIES
Taxes paid on behalf of equity award participants	(12)	(258)	(172)
Net cash used in financing activities	(12)	(258)	(172)
Effect of exchange rate fluctuations on cash	(673)	856	10
Net increase (decrease) in cash, cash equivalents and restricted cash	3,673	(3,460)	(3,838)
Cash, cash equivalents and restricted cash at beginning of period	14,386	17,846	21,684
Cash, cash equivalents and restricted cash at end of period	$18,059	$14,386	$17,846

Supplemental Cash Flow Information:
Cash paid for:
Interest	$—	$—	$—
Income taxes paid	$27	$31	$368
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
International revenues were $12,648, $15,656, and $12,616 for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts represented 22%, 35%, and 23% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. We have foreign offices in Beijing, China and Gallarate, Italy.
Basis of Presentation
The consolidated financial statements include the accounts of Fuel Tech and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The books and records of subsidiaries located in foreign countries are maintained according to generally accepted accounting principles in those countries. Upon consolidation, the Company evaluates the differences in accounting principles and determines whether adjustments are necessary to convert the foreign financial statements to the accounting principles upon which the consolidated financial statements are based. As a result of this evaluation no material adjustments were identified. All intercompany transactions have been eliminated.

During the year ended December 31, 2018, we discovered an error in the previously issued financial statements as a result of the preparation of the current year income tax provision. The income tax error discovered did not correctly include a deferred tax liability associated with historical goodwill from our Fuel Chem business segment for the year ended December 31, 2015.

We evaluated the revision in accordance with Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections and evaluated the materiality of the revision on prior periods' financial statements in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality. We concluded that the revision was not material to any prior annual or interim period and therefore, amendments of previously filed reports are not required. In accordance with ASC 250, we have corrected the error in all prior periods presented by revising the consolidated financial statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings. The revision did have an impact on net income (loss) or earnings per share data for the year ended December 31, 2017. The revision did not have an impact on net income (loss) or earnings per share data for the year ended December 31, 2016.

The following table presents the impact of this revision on our consolidated statements of operations as follows:

Year Ended December 31, 2017	As Previously Reported	Revision	As Revised
Income tax benefit	46	534	580
Net loss from continuing operations	(7,069)	534	(6,535)
Net loss	(10,983)	534	(10,449)
Comprehensive loss	(10,183)	534	(9,649)

Basic
Continuing operations	(0.30)	0.02	(0.28)
Discontinued operations	(0.16)	—	(0.16)
Basic loss per common share	(0.46)	0.02	(0.44)

Diluted
Continuing operations	(0.30)	0.02	(0.28)
Discontinued operations	(0.16)	—	(0.16)
Basic loss per common share	(0.46)	0.02	(0.44)
The following table presents the impact of the revision on the December 31, 2017 and 2016 consolidated balance sheet:

Year Ended December 31, 2017	As Previously Reported	Revision	As Revised
Deferred income taxes (long-term)	—	(169)	(169)
Accumulated deficit	(102,503)	(169)	(102,672)
Total shareholders’ equity	34,341	(169)	34,172

Year Ended December 31, 2016	As Previously Reported	Revision	As Revised
Deferred income taxes (long-term)	—	(703)	(703)
Accumulated deficit	(91,520)	(703)	(92,223)
Total shareholders’ equity	43,392	(703)	42,689

The error originated for the year ended December 31, 2015 and the accumulated deficit was revised in the Statement of Stockholder's Equity to reflect the correction of the deferred tax liability:

Year Ended December 31, 2015	As Previously Reported	Revision	As Revised
Accumulated deficit	(74,132)	(703)	(74,835)
Total shareholders’ equity	58,974	(703)	58,271
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

Cash, cash equivalents and restricted cash
We include cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. We have never incurred realized or unrealized holdings gains or losses on securities classified as cash equivalents. Income resulting from short-term investments is recorded as interest income. At December 31, 2018, we had cash on hand of approximately $855 at our Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China. Cash on hand at our Italy subsidiary totaled approximately 2,008 at December 31, 2018.

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$12,039	$8,366
Restricted cash included in current assets	6,020	1,020
Restricted cash included in long-term assets	—	5,000
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$18,059	$14,386
Foreign Currency Risk Management
Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.
Accounts Receivable
Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes contract assets, billings occurring subsequent to revenue recognition under ASC 606 Revenue from Contracts with Customers. At December 31, 2018 and 2017, unbilled receivables were approximately $5,540 and $7,894, respectively. Refer to Note 3 for further detail.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2016	$1,772	$172	$(375)	$1,569
2017	$1,569	$—	$(24)	$1,545
2018	$1,545	$—	$(134)	$1,411
Prepaid expenses and other current assets

Prepaid expenses and other current assets includes Chinese banker acceptances of $997 and $613 as of December 31, 2018 and 2017. These are short-term commitments of typically 30 to 60 days for future payments and can be redeemed at a discount or applied to future vendor payments.
Inventories
Inventories consist primarily of spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. Usage is recorded in cost of sales in the period that parts were issued to a project or used to service equipment. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. The table below sets forth the components of the Excess and Obsolete Inventory Reserve for the years ended December 31.

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2016	$—	$825	$—	$825
2017	825	228	—	1,053
2018	1,053	78	—	1,131
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

Accumulated Other Comprehensive (Loss)
The changes in accumulated other comprehensive (loss) by component were as follows:

	December 31,
	2018	2017
Foreign currency translation
Balance at beginning of period	$(772)	$(1,574)
Other comprehensive (loss):
Foreign currency translation adjustments (1)	(513)	802
Balance at end of period	$(1,285)	$(772)
Available-for-sale marketable securities
Balance at beginning of period	$4	$6
Other comprehensive (loss):
Net unrealized holding (loss) (2)	(4)	(2)
Balance at end of period	$—	$4
Total accumulated other comprehensive (loss)	$(1,285)	$(768)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.
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

Goodwill
Goodwill is tested for impairment at least annually as of the first day of our fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of our reporting units to their carrying values. We use a discounted cash flow (DCF) model to determine the current fair value of our two reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2018 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment.
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
The entire goodwill balance of $2,116 was allocated to the FUEL CHEM technology segment as of December 31, 2018 and 2017. The Company did not recognize a charge for goodwill impairment for the periods ended December 31, 2018, 2017 and 2016.
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
In the second quarter of 2018, Fuel Tech recorded an abandonment charge of $317 associated with certain international patent assets which the Company elected to not maintain and abandon due to limited business opportunities in those regions. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge of $317 is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the year ended December 31, 2018.
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

Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. As of December 31, 2018 and 2017, the net patent asset balance, excluding patents acquired in business acquisitions, was $1,164 and $1,611, respectively. The third-party costs capitalized as patent costs during the years ended December 31, 2018 and 2017 were $59 and $135, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.
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
Amortization expense from continuing operations for intangible assets was $193, $215 and $1,118 for the years ended December 31, 2018, 2017 and 2016, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2018 and 2017, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2018			2017
Description of Other Intangibles	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11-15 years	$1,198	$(1,198)	$—	$1,198	$(1,138)	$60
Patent assets	1- 20 years	2,092	(928)	1,164	2,412	(801)	1,611
Total		$3,290	$(2,126)	$1,164	$3,610	$(1,939)	$1,671
The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2019	$132
2020	132
2021	132
2022	132
2023	132
Thereafter	504
Total	$1,164
Property and Equipment
Property and equipment is stated at historical cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense from continuing operations was $654, $1,312, and $1,780 for the years ended December 31, 2018, 2017 and 2016, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2018 and 2017, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life	2018	2017
Land		$1,050	$1,050
Building	39 years	3,950	3,950
Building and leasehold improvements	3-39 years	3,242	3,264
Field equipment	3-4 years	19,541	19,251
Computer equipment and software	2-3 years	3,154	3,124
Furniture and fixtures	3-10 years	1,535	1,539
Vehicles	5 years	32	32
Total cost		32,504	32,210
Less accumulated depreciation		(26,528)	(25,938)
Total net book value		$5,976	$6,272

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
Revenue Recognition

On January 1, 2018, we adopted ASC 606 "Revenue from Contracts with Customers" ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our legacy accounting under Accounting Standards Codification Topic 605: Revenue Recognition (ASC 605).

For the years ended prior to January 1, 2018
Revenues from the sales of chemical products are recorded when title transfered, either at the point of shipment or at the point of destination, depending on the contract with the customer in accordance with ASC 605. We used the percentage of completion method of accounting for equipment construction, equipment supply and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined.

Years beginning after January 1, 2018

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

Stock-Based Compensation
Our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), was adopted in May 2014 and allows for awards to be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan as of December 31, 2018. Based on the existing issued or reserved awards in Incentive Plan, there are 2,133,733 shares available to be used for future awards to participants in the Incentive Plan as of December 31, 2018.

We adopted the provisions of ASU 2016-09 "Compensation - Stock Compensation (Topic 718): Improvement to Employee Share based Payment Accounting" as of January 1, 2017. Pursuant to this adoption, we recorded any excess tax benefits within income tax expense for the year ended December 31, 2017, where previously these were recorded as increases or decreases to additional paid-in capital. In addition, we have continued to account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. These changes have been applied prospectively effective January 1, 2017, and therefore no adjustments were made to prior periods. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the years ended December 31, 2018 and 2017. In accordance with the guidance, we retrospectively reported cash paid on behalf of employees for withholding shares for tax-withholding purposes as a financing activity in the Consolidated Statement of Cash Flows. Any future excess tax benefits will be classified as an operating activity, applied prospectively. The adoption of this ASU did not result in a material change in our earnings, cash flows, or financial position.
Basic and Diluted Earnings per Common Share
Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs) and the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options are excluded from diluted earnings per share because they are anti-dilutive. At December 31, 2018, 2017 and 2016, we had outstanding equity awards of 757,000, 2,210,000 and 1,800,000, respectively, which were antidilutive for the purpose of inclusion in the diluted earnings per share calculation because the exercise prices of the options were greater than the average market price of our common stock. As of December 31, 2018, 2017 and 2016 respectively, we had an additional 620,000, 168,000 and 184,000 equity awards that were antidilutive because of the net loss in the year then ended. These equity awards could potentially dilute basic EPS in future years.
The table below sets forth the weighted-average shares used at December 31 in calculating earnings (loss) per share:

	2018	2017	2016
Basic weighted-average shares	24,164,000	23,872,000	23,365,000
Conversion of unsecured loan notes	—	—	—
Unexercised options and unvested restricted stock units	—	—	—
Diluted weighted-average shares	24,164,000	23,872,000	23,365,000
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
For the year ended December 31, 2018, we had two customers which individually represented greater than 10% of revenues. One customer contributed primarily to our APC technology segment and represented 27% of consolidated revenues. The other customer contributed to our APC technology and FUEL CHEM technology segment and represented 13% of consolidated revenues. We had no customers that accounted for greater than 10% of our current assets as of December 31, 2018.

For the year ended December 31, 2017, we had one customer which individually represented greater than 10% of revenues. This customer contributed primarily to our FUEL CHEM technology segment and represented 10% of consolidated revenues. We had no customers that accounted for greater than 10% of our current assets as of December 31, 2017.

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

Treasury Stock
We use the cost method to account for its common stock repurchases. During the years ended December 31, 2018 and 2017, we withheld 11,215 and 289,202 shares of our Common Shares, valued at approximately $12 and $258, respectively, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. Refer to Note 6, “Treasury Stock,” for further discussion.
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 "Revenue from Contracts with Customers" (ASC 606). These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In August 2015, the FASB approved a one-year deferral to January 1, 2018. The Company adopted the standard on January 1, 2018 using the modified retrospective transition method. See Note 3, Revenue Recognition, for further discussion.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. The Company adopted ASU 2016-18 beginning on January 1, 2018 and adopted the standard using a retrospective approach.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is meant to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 on October 1, 2018 for the annual goodwill impairment test completed during the fourth quarter which simplified the test by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of goodwill and eliminating Step 2. The adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The liability recorded for a lease is meant to recognize the lease payments and the asset as a right to use the underlying asset for the lease, including optional periods if it reasonably certain the option will be exercised. Recording of the liability should be based on the present value of the lease payments. If a lease term is less than twelve months, a company is allowed to elect not to record the asset and liability. Expense related to these leases are to be amortized on a straightline basis over the expected term of the lease. Additionally, the provisions of Topic 842 provide additional guidance on separating lease terms from maintenance and other type of provisions that provide a good or service, accounting for sale-leaseback provisions, and leveraged leases. Reporting in the cash flow statement remains virtually unchanged. Additional qualitative and quantitative disclosures are required.

ASU 2016-02 will be effective for the Company beginning on January 1, 2019. We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on our balance sheet for our office and equipment operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional operating liabilities of approximately $756, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The new standard also provides practical expedients for an entity's ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transitions. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In July 2018, the FASB issued ASU 2018-11 "Leases (Topic 842) Targeted Improvements." This amendment allows companies to elect to record a cumulative effect adjustment to beginning retained earnings on the date of adoption. We expect to elect the provisions of ASU 2018-11 as of the date of adoption on January 1, 2019.

Subsequent Events

On January 18, 2019, the Company announced a planned suspension of its Air Pollution Control (“APC”) business operation in China (“Beijing Fuel Tech”). This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business is underway, and includes staff rationalization, supplier and partner engagement, and the monetization of certain assets. The Company expects to complete the process by the end of the second quarter of 2019.
The following table presents our revenues and net loss in China for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Total revenues	$3,006	$8,034	$5,087
Net loss	(1,868)	(1,343)	(2,300)
The following table presents net assets in China for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Total assets	$8,546	$13,005	$13,474
Total liabilities	2,953	5,245	5,306
Total net assets	5,593	7,760	8,168

Total assets primarily consist of accounts receivable, contract assets, inventory, prepaid expenses and property, plant and equipment. Total liabilities consist of accounts payable and certain accrued liabilities.

As a result of the announcement, the Company expects to incur approximately $490 of severance costs relating to the suspension of the APC business in China, all of which are expected to be paid in 2019. On January 23, 2019, the Company notified the landlord of our intention to early terminate the lease on July 22, 2019. The Company expects to incur an early termination penalty of $67, which will be recorded in the first quarter of 2019. The Company expects to incur other disposal costs including contractual termination payments or other miscellaneous expenses but an estimated amount or range of amounts has not yet been determined.

2.    DISCONTINUED OPERATIONS

During 2017, the Company has suspended all operations associated with the Fuel Conversion business segment. The components of the net assets of the Fuel Conversion discontinued operations in Assets held for sale on the Consolidated Balance Sheets totaling $485 which consisted of certain equipment as of December 31, 2018 and 2017. The resulting amount in assets held for sale was determined using management's assumptions based on a plan of sale and we may not be able to realize as much value from the sale of the assets as we expect. In addition, accrued severance of $65 and $376 is included in the other accrued liabilities line of the Consolidated Balance Sheets as of December 31, 2018 and 2017 respectively. The Fuel Conversion business segment had no other assets or liabilities associated with it.
The activity of the Fuel Conversion discontinued operations consisted of Research and Development, severance, an impairment charge and other costs for the years ended December 31, 2018, 2017, and 2016 of $113, $3,914 and $2,800, respectively. The loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2018 includes an impairment charge related to the Carbonite patent assets of $56 during the second quarter of 2018 as a result of not being able to reach an agreement with a third-party to acquire or license the Carbonite technology in combination with the sale of certain equipment included in Assets held for sale. The loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2017 includes the severance charges associated with suspension of the Fuel Conversion business segment of $581. The loss from discontinued operations in the Consolidated Statement of Operations for the year ended

December 31, 2017 includes an impairment charge related to the Carbonite intangible asset of $1,354 as a result of not being able to reach an agreement with a third-party to acquire or license the Carbonite technology. Absent a third-party agreement, management determined there was not adequate gross cash flows to support the carrying value of the asset and recorded the impairment charge during the fourth quarter of 2017. The Fuel Conversion business segment had no revenues associated with it.

The Company incurred $581 of severance costs relating to the suspension of the Fuel Conversion business segment, of which $205 was paid in 2017, $311 was paid in 2018 and $65 will be paid in 2019. The Company expects to incur additional storage fees and other disposal costs associated with the assets held for sale.

3.    REVENUE RECOGNITION

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

The cumulative effect of the changes made to our January 1, 2018 consolidated balance sheet for the adoption of ASC 606 were as follows:

	Balance at December 31, 2017	Adjustments Upon Adoption of ASC 606	Balance at January 1, 2018
Liabilities
Other accrued liabilities	$5,098	(205)	$4,893
Equity
Accumulated deficit	(102,672)	205	(102,467)

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
Disaggregated Revenue by Product Technology
The following table presents our revenues disaggregated by product technology:

	Twelve Months Ended December 31,
	2018	2017	2016
Air Pollution Control
Technology solutions	$35,176	$24,422	$30,082
Spare parts	1,083	1,022	1,328
Ancillary revenue	2,158	2,364	2,642
Total Air Pollution Control Technology	38,417	27,808	34,052
FUEL CHEM
FUEL CHEM technology solutions	18,118	17,358	21,109
Total Revenues	$56,535	$45,166	$55,161
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Disaggregated Revenue by Geography
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Twelve Months Ended December 31,
	2018	2017	2016
United States	$43,887	$29,510	$42,545
Foreign Revenues
South America	1,290	2,118	2,934
Europe	6,260	6,206	4,460
Asia	5,098	7,332	5,222
Total Foreign Revenues	12,648	15,656	12,616
Total Revenues	$56,535	$45,166	$55,161
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Timing of Revenue Recognition
The following table presents the timing of our revenue recognition:

	Twelve Months Ended December 31,
	2018	2017	2016
Products transferred at a point in time	$21,359	$20,744	$25,079
Products and services transferred over time	35,176	24,422	30,082
Total Revenues	$56,535	$45,166	$55,161
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2018, 2017 and 2016, contract assets were approximately $5,540, $7,894 and $6,755 respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $1,234, $2,403 and $1,730 at December 31, 2018, 2017 and 2016 respectively, and are included in other accrued liabilities on the consolidated balance sheets.
As of December 31, 2018 we had five construction contracts in progress that were identified as loss contracts and a provision for losses of $123 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2017, we had four construction contracts in progress that were identified as loss contracts and a provision for losses of $117 was recorded in other accrued liabilities on the consolidated balance sheet.
Remaining Performance Obligations
Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $12,384. The Company expects to recognize revenue on approximately $10,622 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

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

Accordingly, the Company’s income tax provision as of December 31, 2018 and 2017 reflects (i) the current year impacts of the U.S. Tax Act on the estimated annual effective tax rate and (ii) the following discrete items resulting directly from the enactment of the Tax Act based on the information available, prepared, or analyzed (including computations) in reasonable detail:

(a) The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. The impact from the permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018. The Company adjusted the deferred tax asset and liabilities and the corresponding valuation reserve as a result of the reduction in the U.S. federal corporate tax rate.

The Tax Act created a new requirement that certain income (commonly referred to as “GILTI”) earned by controlled foreign corporations (CFC’s) must be included currently in the gross income of the CFC’s U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy of the new GILTI tax rules will depend on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  The Company has included an estimate of the GILTI tax in the Company’s annualized effective tax rate used to determine tax expense for the years ended December 31, 2018 and 2017.

Prior to the Tax Act, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries, and no U.S. deferred income taxes or foreign withholding taxes were recorded. The transition tax noted above resulted in the previously untaxed foreign earnings being included in fiscal 2018 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which may include withholding taxes, local country taxes and potential U.S. state taxation. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Tax Act and have not recorded any withholding or state tax liabilities, any deferred taxes attributable to GILTI (as noted above) or any deferred taxes attributable to our investment in our foreign subsidiaries.

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

The components of income (loss) before taxes for the years ended December 31 are as follows:

Origin of income before taxes	2018	2017	2016
United States	$3,277	$(9,821)	$(13,016)
Foreign	(3,272)	(1,208)	(2,708)
Income (Loss) before income taxes	$5	$(11,029)	$(15,724)

Significant components of income tax benefit (expense) for the years ended December 31 are as follows:

	2018	2017	2016
Current:
Federal	$(18)	$111	$(357)
State	(13)	—	—
Foreign	—	(65)	(105)
Total current	(31)	46	(462)
Deferred:
Federal	(2)	534	—
Foreign	—	—	(1,202)
Total deferred	(2)	534	(1,202)
Income tax benefit (expense)	$(33)	$580	$(1,664)
A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2018	2017	2016
Provision at the U.S. federal statutory rate	21.0%	34.0%	34.0%
State taxes, net of federal benefit	(86.5)%	—%	2.4%
Foreign tax rate differential	(2,210.3)%	(0.9)%	—%
Valuation allowance	(7,152.8)%	15.0%	(42.7)%
Federal tax rate change	—%	(43.9)%	—%
Other true up	8,904.9%	—%	(0.6)%
Intangible assets impairment and other non-deductibles	2,194.6%	(1.8)%	—%
Other	(994.6)%	2.1%	(4.1)%
Income tax benefit (expense) effective rate	676.3%	4.5%	(11.0)%
The deferred tax assets and liabilities at December 31 are as follows:

	2018	2017
Deferred tax assets:
Stock compensation expense	$1,867	$1,814
Goodwill	1,927	2,366
Royalty accruals	484	443
Bad debt allowance	345	360
Inter-company interest expense accrual	—	496
Net operating loss carryforwards	6,654	5,253
Credit carry-forwards	685	694
Inventory reserve	277	254
Depreciation	515	555
Other	539	362
Total deferred tax assets	13,293	12,597
Deferred tax liabilities:
Intangible assets	(283)	(386)
Other	(137)	(146)
Total deferred tax liabilities	(420)	(532)
Net deferred tax asset before valuation allowance	12,873	12,065
Valuation allowances for deferred tax assets	(13,044)	(12,234)
Net deferred tax liability	$(171)	$(169)

The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2016	$7,832	5,347	—	$13,179
2017	$13,179	(945)	—	$12,234
2018	$12,234	810	—	$13,044
For the years ended December 31, 2018, 2017 and 2016, there were no exercises of stock options.
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
We recognize interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. There were no interest and penalties recognized in income tax expense during the years ended December 31, 2018, 2017 and 2016. There were no unrecognized tax benefits as of December 31, 2018, 2017 and 2016, including interest and penalties $0, $0 $140.

We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2015 through 2017; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2010 through 2017 based on local statutes.
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
The investment in our foreign subsidiaries is considered to be indefinite in duration and therefore we have not provided a provision for deferred U.S. income taxes on the unremitted earnings from those subsidiaries. A provision has not been established because it is not practicable to determine the amount of unrecognized deferred tax liability for such unremitted foreign earnings and because it is our present intention to reinvest the undistributed earnings indefinitely. As previously noted, the Tax Act made significant changes to the taxation of undistributed foreign earnings, requiring that all previously untaxed earnings and profits of our controlled foreign corporation be subjected to a one-time mandatory deemed repatriation tax. The transition tax substantially eliminated the basis differences that existed prior to the Tax Act. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes.
As required by ASC 740, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We have approximately $10,408 of US net operating loss carryforwards available to offset future US taxable income as of December 31, 2018. The net operating loss carry-forwards related to tax losses generated in prior years in the US begin to expire in 2034. Further, we have tax loss carry-forwards of approximately $5,468 available to offset future foreign income in Italy as of December 31, 2018. We have recorded a full valuation allowance against the resulting $1,312 deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to utilize the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated in prior years in Italy. Finally, we have tax loss carry-forwards of approximately $10,186 available to offset future foreign income in China as of December 31, 2018. The net operating loss carry-forwards related to tax losses generated in prior years in China expire in 2022.

5.    COMMON SHARES
At December 31, 2018 and 2017, respectively, we had 24,825,891and 24,777,001 Common Shares issued and 24,170,585 and 24,132,910 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). As of December 31, 2018, we had 5,600,676 shares reserved for issuance upon the exercise or vesting of equity awards, of which 932,500 are stock options that are currently exercisable (see Note 8).

6.    TREASURY STOCK
Common shares held in treasury totaled 655,306 and 644,091 with a cost of $1,484 and $1,472 at December 31, 2018 and 2017, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the current and prior years.

7.    NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES
At December 31, 2018 and 2017, respectively, we had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (the “Loan Notes”) outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2018, the nil coupon loan notes were convertible into 6,715 common shares. Based on our closing stock price of $1.19 at December 31, 2018, the aggregate fair value of the common shares that the holders would receive if all the loan notes were converted would be approximately $8, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of our dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheet. The notes do not hold distribution or voting rights unless and until converted into common shares.
In 2018, 2017 and 2016, there were no Loan Notes repurchased by the Company.

8.    STOCK-BASED COMPENSATION
Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan which includes 1,200,000 additional shares as a result of an amendment to the Incentive Plan approved by our stockholders in May 2018. At December 31, 2018, we had approximately 2,133,733 equity awards available for issuance under the Incentive Plan.
Stock-based compensation is included in selling, general and administrative costs in our consolidated statements of operations.
The components of stock-based compensation from continuing operations for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Stock options	$—	$120	$90
Restricted stock units	233	1,269	1,901
Total stock-based compensation expense	233	1,389	1,991
Tax benefit of stock-based compensation expense	—	—
After-tax effect of stock based compensation	$233	$1,389	$1,991
As of December 31, 2018, there was $509 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.5 years.
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

Based on the results of the model, the weighted-average fair value of the stock options granted during the 12-month periods ended December 31, 2017 and 2016, respectively, were $0.68 and $1.11 per share using the following weighted average assumptions:

	2017	2016
Expected dividend yield	—%	—%
Risk-free interest rate	2.33%	1.85%
Expected volatility	61.2%	62.3%
Expected life of option	10 years	8.8 years

There were no stock options granted during the year ended December 31, 2018.
The following table presents a summary of our stock option activity and related information for the years ended December 31:

	2018		2017		2016
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,116,750	$6.34	1,039,750	$8.39	1,191,125	$10.48
Granted	—	—	176,000	0.96	81,000	1.58
Expired or forfeited	(184,250)	14.72	(99,000)	18.32	(232,375)	16.72
Outstanding at end of year	932,500	$4.68	1,116,750	$6.34	1,039,750	$8.39
Exercisable at end of year	932,500	$4.68	1,116,750	$6.34	1,039,750	$8.39
Weighted-average fair value of options granted during the year		$—		$0.68		$1.11

The following table provides additional information regarding our stock option activity for the 12 months ended December 31, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding on January 1, 2018	1,116,750	$6.34
Expired or forfeited	(184,250)	14.72
Outstanding on December 31, 2018	932,500	$4.68	4.67 years	$40
Exercisable on December 31, 2018	932,500	$4.68	4.67 years	$40
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $1.19 as of December 31, 2018, which would have been received by the option holders had those options holders exercised their stock options as of that date.
The following table summarizes information about stock options outstanding at December 31, 2018:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.96 - $1.27	176,000	8.9 years	$0.97	176,000	$0.97
$1.28 - $3.00	207,000	6.8 years	2.10	207,000	2.10
$3.01 - $4.54	140,000	4.0 years	3.72	140,000	3.72
$4.55 - $9.06	224,500	3.4 years	6.08	224,500	6.08
$9.07 - $10.20	185,000	0.4 years	10.14	185,000	10.14
$0.96 - $10.20	932,500	4.7 years	$4.68	932,500	$4.68

For the 12 months ended December 31, 2018, there was no non-vested stock option activity and as of December 31, 2018, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. Fuel Tech received no proceeds from the exercise of stock options in the years ended December 31, 2018, 2017 and 2016, respectively. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements.
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

We recorded expense of approximately $233, $1,269 and $1,901 associated with our restricted stock unit awards in 2018, 2017 and 2016, respectively. During the years ended December 31, 2018 and 2017, there were 48,890 and 981,633 restricted stock units that vested with a grant date fair value of $77 and $2,794, respectively.
A summary of restricted stock unit activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted units at January 1, 2016	1,204,883	4.21
Granted	845,862	1.88
Forfeited	(205,033)	4.25
Vested	(381,916)	4.36
Unvested restricted stock units at December 31, 2016	1,463,796	2.82
Granted	1,090,000	0.97
Forfeited	(213,001)	2.99
Vested (1)	(981,633)	2.85
Unvested restricted stock units at December 31, 2017	1,359,162	1.28
Forfeited	(199,995)	1.59
Vested	(48,890)	1.59
Unvested restricted stock units at December 31, 2018	1,110,277	1.21
(1) The increase in shares vested in 2017 is due to the accelerated time vesting of outstanding remaining restricted stock units approved by the Company's Board of Directors on June 28, 2017.
Deferred Directors Fees
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2018, 2017 and 2016, there was no stock-based compensation expense under the Deferred Plan.

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

From time to time we are involved in litigation with respect to matters arising from the ordinary conduct of our business.   In the opinion of management, based upon presently available information, either adequate provision for anticipated costs have been accrued or the ultimate anticipated costs will not materially affect our consolidated financial position, results of operations, or cash flows.  We do not believe we have any pending loss contingencies that are probable or reasonably possible of having a material impact on our consolidated financial position, results of operations or cash flows.

Operating Leases
We lease office space, automobiles and certain equipment under agreements expiring on various dates through 2021. Future minimum lease payments under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2018 are as follows:

Year of Payment	Amount
2019	$613
2020	102
2021	10
Total	$725
For the years ended December 31, 2018, 2017 and 2016, rent expense, net of related party sub-lease income, approximated $745, $902, and $1,006, respectively.
We are party to a sublease agreement with American Bailey Corporation (ABC) that obligates ABC to reimburse us for its share of lease and lease-related expenses under our February 1, 2010 lease of executive offices in Stamford, Connecticut. Please refer to Note 11 to the consolidated financial statements for a discussion of our relationship with ABC. The future minimum lease income under this non-cancellable sublease as of December 31, 2018 is as follows:

Year of Payment	Amount
2019	$164
2020	—
Total	$164
The terms of the Company’s seven primary lease arrangements are as follows:

•	The Stamford, Connecticut building lease, for approximately 6,440 square feet, runs from February 1, 2010 to December 31, 2019. The facility houses certain administrative functions.

•
The Beijing, China building lease, for approximately 9,000 square feet, runs from June 1, 2017 to May 31, 2020. This facility serves as the operating headquarters for our Beijing Fuel Tech operation. As a result of our announcement on January 17, 2019 related to the suspension of our APC business in Beijing, we notified the landlord of our intention to early terminate the lease on July 22, 2019.

•	The Durham, North Carolina building lease, for approximately 2,590 square feet, runs from July 1, 2016 to July 31, 2019. This facility houses engineering operations.

•	The Gallarate, Italy building lease, for approximately 1,636 square feet, runs from May 1, 2013 to April 30, 2019. This facility serves as the operating headquarters for our European operations.

•	The Westlake, Ohio building lease, for approximately 3,000 square feet, runs from May 1, 2017 to April 30, 2020. This facility houses engineering operations.

•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs from September 1, 2013 to December 31, 2020. This facility serves as an outside warehouse facility.

•	The Overland Park, KS lease, for approximately 600 square feet, runs from October 16, 2018 to October 15, 2021. This facility serves primarily as a sales office.
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
As of December 31, 2018, we had outstanding bank performance guarantees and letters of credit in the amount of $5,028 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees and letters of credit expire in dates ranging from April 2019 through January 2023. The expiration dates may be extended if the project completion dates are extended. Our management believes it is probable that these projects will be successfully completed and that there will not be a material adverse impact on our operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.
Product Warranties
We issue a standard product warranty with the sale of our products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. Changes in the warranty liability from continuing operations in 2018, 2017 and 2016 are summarized below:

	2018	2017	2016
Aggregate product warranty liability at beginning of year	$159	$159	$268
Net aggregate expense (income) related to product warranties	—	—	(109)
Aggregate reductions for payments	—	—	—
Aggregate product warranty liability at end of year	$159	$159	$159

10.    DEBT FINANCING

The Company is obligated under a U.S. Domestic credit facility with (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) which provides for maximum revolving credit borrowings of $5,500 and matures on June 28, 2019. Fuel Tech can use this Facility for cash advances and standby letters of credit. The Facility is secured by $5,500 in cash held by the Company in a separate restricted use designated JPM Chase deposit account and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Outstanding borrowings under the Facility bear interest at a rate of LIBOR plus 300 basis points. There are no financial covenants set forth in this amendment to the Facility. The Facility was amended on three occasions during 2018, most recently October 19, 2018, in order to amend the maximum availability under the Facility. The Company is actively pursuing the renewal of its U.S. Domestic credit facility and intends to renew the U.S. Domestic credit facility at its maturity. As of December 31, 2018 and 2017, there were no outstanding borrowings under the Facility.

The existing U.S. Domestic credit Agreement will expire on June 28, 2019. The Company is actively pursuing the renewal of its U.S. Domestic credit facility and intends to renew the U.S. Domestic credit facility at its maturity.

At December 31, 2018 and 2017, we had outstanding standby letters of credit and bank guarantees totaling approximately $5,028 and $3,004, respectively, on our domestic credit facility in connection with contracts in process. We are committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2018 and 2017, there were no cash borrowings under the domestic revolving credit facility and approximately $443 and $1,996, was available for future borrowings under the Facility. We pay a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), is obligated under a revolving credit facility (the China Facility) agreement, as most recently amended on October 19, 2018, with JPM Chase which provides which provides for maximum revolving credit borrowings of RMB 2.625 million (approximately $382) and matures on June 30, 2019. The Facility is secured by $520 in cash held by the Company in a separate restricted use designated JPM Chase deposit account. The China Facility bears interest at a rate of 140% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by the Company. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2018 and 2017, Beijing Fuel Tech had no cash borrowings under the China Facility. At December 31, 2018 and 2017, we had outstanding standby letters of credit and bank guarantees totaling approximately $0 and $246, respectively, on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2018 and 2017, approximately $382 and $753 was available for future borrowings. As a result of the announcement of the suspension of the Air Pollution Control business in Beijing, the Company intends to not renew the China Facility upon its expiration on June 30, 2019.

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

11.    RELATED PARTY TRANSACTIONS
Persons now or formerly associated with American Bailey Corporation (ABC), currently own approximately 27% of our outstanding Common Shares. ABC is a sub-lessee under our February 1, 2010 lease of its offices in Stamford, Connecticut, which runs through December 31, 2019. ABC reimburses us for its share of lease and lease-related expenses under the sublease agreement. The Stamford facility houses certain administrative functions. The amounts earned from ABC related to the subleases for the years ended December 31, 2018, 2017 and 2016, were $164, $164 and $165, respectively. The amount due from ABC related to the sublease agreement was $40, $13 and $13 at December 31, 2018, 2017 and 2016 respectively.

12.    DEFINED CONTRIBUTION PLAN
We have a retirement savings plan available for all our U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by the employees with additional contributions made at the discretion of the Board of Directors. Costs related to this plan were $231, $285 and $376 in 2018, 2017 and 2016, respectively.

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
Information about reporting segment net sales and gross margin from continuing operations are provided below:

For the year ended December 31, 2018	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$38,417	$18,118	$—	$56,535
Cost of sales	(27,382)	(9,089)	—	(36,471)
Gross margin	11,035	9,029	—	20,064
Selling, general and administrative	—	—	(18,564)	(18,564)
Research and development	—	—	(1,073)	(1,073)
Intangible assets impairment	—	—	(317)	(317)
Operating income (loss) from continuing operations	$11,035	$9,029	$(19,954)	$110

For the year ended December 31, 2017	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$27,808	$17,358	$—	$45,166
Cost of sales	(18,478)	(8,666)	—	(27,144)
Gross margin	9,330	8,692	—	18,022
Selling, general and administrative	—	—	(20,933)	(20,933)
Restructuring charge	(58)	(61)	—	(119)
Research and development	—	—	(1,070)	(1,070)
Building impairment	—	—	(2,965)	(2,965)
Operating income (loss) from continuing operations	$9,272	$8,631	$(24,968)	$(7,065)

For the year ended December 31, 2016	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$34,052	$21,109	$—	$55,161
Cost of sales	(25,370)	(10,997)	—	(36,367)
Gross margin	8,682	10,112	—	18,794
Selling, general and administrative	—	—	(25,564)	(25,564)
Restructuring charge	(537)	(891)	—	(1,428)
Research and development	—	—	(1,752)	(1,752)
Intangible assets impairment	—	—	(2,074)	(2,074)
Operating income (loss) from continuing operations	$8,145	$9,221	$(29,390)	$(12,024)

Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

For the years ended December 31,	2018	2017	2016
Revenues:
United States	$43,887	$29,510	$42,545
Foreign	12,648	15,656	12,616
	$56,535	$45,166	$55,161

As of December 31,	2018	2017
Assets:
United States	$36,784	$29,945
Foreign	14,935	20,539
	$51,719	$50,484

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

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2018 and 2017.
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

	Level 1	Level 2	Level 3	Impairment Losses	Fair Value at December 31, 2017
Building	$—	$—	$7,965	$(2,965)	$5,000
	$—	$—	$7,965	$(2,965)	$5,000
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

15.    RESTRUCTURING ACTIVITIES

The Company recorded no restructuring charge for the twelve-months ending December 31, 2018. The Company recorded a charge of approximately $700 in 2017 in connection with the workforce reduction. This charge included $581 related to severance and benefit continuation costs due to the suspension of all operations associated with the Fuel Conversion business segment. The Company recorded a charge of $1,428 in 2016 in connection with the domestic workforce reduction. The charge consisted primarily of one-time severance payments and benefit continuation costs. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities" line of the consolidated balance sheets twelve-months ending December 31, 2018.

	Twelve Months Ended
	2018	2017	2016
Restructuring liability at January 1,	$391	$309	$—
Amounts expensed	—	119	1,428
Amounts expensed - discontinued operations	—	581	—
Amounts paid	(326)	(618)	(1,119)
Restructuring liability at December 31,	$65	$391	$309

16.    Unaudited Quarterly Financial Data
Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2018 and 2017.

For the quarters ended	March 31	June 30	September 30	December 31
2018
Revenues	$12,791	$11,847	$16,070	$15,827
Cost of sales	7,766	8,125	10,654	9,926
Net income (loss) from continuing operations	(191)	(1,679)	1,055	900
Loss from discontinued operations	(25)	(74)	(10)	(4)
Net income (loss)	(216)	(1,753)	1,045	896
Basic net income (loss) per common share:			—	—
Continuing operations	(0.01)	(0.07)	0.04	0.04
Discontinued operations	—	—	—	—
Basic net income (loss) per common share:	$(0.01)	$(0.07)	$0.04	$0.04
Diluted net income (loss) per common share:				—
Continuing operations	(0.01)	(0.07)	0.04	0.04
Discontinued operations	—	—	—	—
Diluted net income (loss) per common share:	$(0.01)	$(0.07)	$0.04	$0.04

2017
Revenues	$8,491	$9,741	$13,548	$13,386
Cost of sales	4,769	6,116	8,498	7,761
Net income (loss) from continuing operations	(1,776)	(5,585)	(178)	1,004
Loss from discontinued operations	(730)	(1,269)	(239)	(1,676)
Net loss	(2,506)	(6,854)	(417)	(672)
Basic net income (loss) per common share:
Continuing operations	(0.07)	(0.24)	(0.01)	0.04
Discontinued operations	(0.03)	(0.05)	(0.01)	(0.07)
Basic net loss per common share:	$(0.10)	$(0.29)	$(0.02)	$(0.03)
Diluted net income (loss) per common share:
Continuing operations	(0.07)	(0.24)	(0.01)	0.04
Discontinued operations	(0.03)	(0.05)	(0.01)	(0.07)
Diluted net loss per common share:	$(0.10)	$(0.29)	$(0.02)	$(0.03)

Refer to Note 1 for further detail related to a revision made in the previously issued financial statements as a result of an error discovered in the preparation of the current year income tax provision.
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
Change in Internal Controls

Beginning January 1, 2018, we adopted ASC 606 "Revenue from Contracts with Customers". It did not have a material impact on our ongoing net income; however, we implemented changes to our processes related to revenue recognition and related internal controls. These changes included the development of new policies related to the five-step model, training, ongoing contract review requirements, and gathering of information to comply with disclosure requirements.
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
Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in our definitive Proxy Statement related to the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.
We have adopted a Code of Ethics and Business Conduct (the “Code”) that applies to all employees, officers and directors, including the Chief Executive Officer and Principal Financial Officer. A copy of the Code is available free of charge to any person on written or telephone request to our Legal Department at the address or telephone number described in Item 1 under the heading "Available Information." The Code is also available on our website at www.ftek.com.
Other information concerning our directors and executive officers and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in our Proxy Statement related to the 2019 Annual Meeting of Stockholders and is incorporated by reference.
ITEM 11 - EXECUTIVE COMPENSATION
Information required by this Item will be set forth under the caption “Executive Compensation” in our definitive Proxy Statement and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2018, under which our securities were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,042,777	$4.68	2,133,733

(1)	Includes Common Shares of Fuel Tech, Inc. authorized for awards under Fuel Tech’s 2014 Long-Term Incentive Plan adopted in May of 2014.
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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Loss for Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules
All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/5/2006
3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/5/2006
3.3	Amended and Restated By-Laws of Fuel Tech, Inc. dated as of May 28, 2015		8-K		3.1	6/1/2015
4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	9/30/2009	4.1	11/4/2009
4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	9/30/2009	4.2	11/4/2009
4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	9/30/2009	4.3	11/4/2009
4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/2/2006
4.5*	Fuel Tech, Inc. 2014 Long-Term Incentive Plan		S-8		4.1	3/31/2014
4.6*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/2006	4.6	3/6/2007
4.7	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Non-Employee Director's Stock Option Agreement		10-Q	6/30/2014	4.2	8/11/2014
4.8*	Fuel Tech, Inc. Form of Non-Qualified Stock Option Agreement		10-K	12/31/2006	4.7	3/6/2007
4.9*	Fuel Tech, Inc. Form of Incentive Stock Option Agreement		10-K	12/31/2006	4.8	3/6/2007
4.10*	Fuel Tech, Inc. Form of Revised Restricted Stock Unit Agreement		10-K	12/31/2011	4.9	3/5/2012
4.11*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement (2014 Long-Term Incentive Plan)		10-Q	6/30/2014	4.1	8/11/2014
4.12*	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Stock Option Agreement		10-Q	3/31/2015	10.2	5/11/2015
4.13*	Fuel Tech, Inc. Form of 2016 Executive Performance RSU Award Agreement		10-K	12/31/2015	4.17	3/24/2016

10.1	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.	8-K		99.1	2/7/2007
10.2**	Restated Supply Agreement, dated March 4, 2009, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, LLC.	10-K	12/31/2008	10.7	3/5/2009
10.3	Amendment No. 1 to Restated Supply Agreement, dated October 31, 2013, between Fuel Tech, Inc. and Martin Marietta Magnesia Specialties, Inc.	10-Q	9/30/2013	10.1	11/13/2013
10.4	Credit Agreement, dated as of June 30, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.5	11/4/2009
10.5	First Amendment to Credit Agreement, dated as of October 5, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.6	11/4/2009
10.6	Second Amendment to Credit Agreement, dated as of November 4, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.7	11/4/2009
10.7	Third Amendment to Credit Agreement, dated as of June 30, 2011, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2011	4.1	8/8/2011
10.8	Fourth Amendment to Credit Agreement, dated as of June 30, 2013, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2013	4.1	8/7/2013
10.9	Fifth Amendment to Credit Agreement, dated as of June 16th, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-K	12/31/2015	10.12	3/24/2015
10.10	Sixth Amendment to Credit Agreement, dated as of June 30, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2015	10.2	8/10/2015
10.11	Seventh Amendment to Credit Agreement, dated as of December 31, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-K	12/31/2015	10.14	3/24/2015
10.12	Eight Amendment to Credit Agreement, dated as of May 9, 2016, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	3/31/2016	10.1	5/10/2016
10.13	Ninth Amendment to Credit Agreement, dated as of June 16, 2017, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2017	10.1	8/14/2017
10.14	Tenth Amendment to Credit Agreement, dated as of January 10, 2018, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-K	12/31/2017	10.2	3/12/2018
10.15	11th Amendment to Credit Agreement, dated as of May 15, 2018, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2018	10.2	8/13/2018
10.16	Twelfth Amendment to Credit Agreement, dated as of September 17, 2018, by and among Fuel Tech, Inc., Fuel Tech, S.r.L, and JPMorgan Chase Bank, N.A.	10-Q	9/30/2018	10.1	11/13/2018
10.17	Thirteenth Amendment to Credit Agreement, dated as of October 19, 2018, by and among Fuel Tech, Inc., Fuel Tech S.r.L, and JPMorgan Chase Bank, N.A.	10-Q	9/30/2018	10.2	11/13/2018
10.18	Tenth Amendment to Continuing Guaranty, dated as of June 29, 2018, between JPMorgan Chase Bank, N.A., JP Chase Bank (China) Company Limited and Fuel Tech, Inc.	10-Q	6/30/2018	10.1	8/13/2018
10.19	11th Amendment to Continuing Guaranty, dated as of October 19, 2018, between JPMorgan Chase Bank, N.A., JPMorgan Chase Bank N.A., JPMorgan Chase Bank (China) Company Limited and Fuel Tech, Inc.	10-Q	9/30/2018	10.3	11/13/2018
10.20	Cash Collateral Pledge Agreement, dated as of May 27, 2016, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2016	10.1	8/9/2016
10.21	Sublease Agreement, dated December 9, 2009, between Fuel Tech, Inc. and American Bailey Corporation	10-K	12/31/2009	10.14	3/4/2010

10.22*	2017 Executive Officer Plan of Fuel Tech, Inc.		10-K	12/31/2017	10.23	3/12/2018
10.23*	2018 Corporate Incentive Plan of Fuel Tech, Inc.		10-K	12/31/2017	10.25	3/12/2018
10.24*	2019 Corporate Incentive Plan of Fuel Tech, Inc.	X
10.25*	2017 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		10-K	12/31/2017	10.26	3/12/2018
10.26*	2018 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		10-K	12/31/2017	10.27	3/12/2018
10.27*	2019 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission		8-K	12/14/2018	99.2	12/14/2018
10.28*	2017 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		10-K	12/31/2017	10.28	3/12/2018
10.29*	2018 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		10-K	12/31/2017	10.29	3/12/2018
10.30*	2019 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K	12/14/2018	99.1	12/14/2018
10.31*	Employment Agreement dated August 31, 2009, between William E. Cummings, Jr. and Fuel Tech, Inc.		10-K	12/31/2009	10.10	3/14/2010
10.32*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.		10-K	12/31/2011	10.21	3/5/2012
10.33*	Employment Agreement, dated March 9, 2018, between James M. Pach and Fuel Tech, Inc.		10-K	12/31/2017	10.35	3/12/2018

23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.1 INS	XBRL Instance Document.

101.2 SCH	XBRL Taxonomy Extension Schema Document.

101.3 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Indicates a management contract or compensatory plan or arrangement.

**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES AND CERTIFICATIONS
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 14, 2019	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2019	By:	/s/ James M. Pach
James M. Pach
Vice President, Treasurer and Controller
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.
Date: March 14, 2019

Signature	Title

/s/ Vincent J. Arnone	President and Chief Executive Officer (Principal Executive Officer)
Vincent J. Arnone

/s/ James M. Pach	Vice President, Treasurer and Controller (Principal Financial Officer)
James M. Pach

/s/ Douglas G. Bailey	Director
Douglas G. Bailey

/s/ Thomas S. Shaw, Jr.	Director
Thomas S. Shaw, Jr.

/s/ Dennis L. Zeitler	Director
Dennis L. Zeitler

/s/ James J. Markowsky, Ph.D.	Director
James J. Markowsky, Ph.D.
/s/ Sharon L. Jones	Director
Sharon L. Jones