Form 10-Q
period 2019-03-31
FUEL TECH, INC.
filed 2019-05-13
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 30, 2019 there were outstanding 24,186,824 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the three-month period ended March 31, 2019

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$7,135	$12,039
Restricted cash	6,020	6,020
Accounts receivable, net of allowance for doubtful accounts of $1,441 and $1,411, respectively	17,787	18,399
Inventories, net	801	957
Prepaid expenses and other current assets	3,104	3,184
Income taxes receivable	131	118
Total current assets	34,978	40,717
Property and equipment, net of accumulated depreciation of $26,758 and $26,528, respectively	6,003	5,976
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $6,640 and $6,608, respectively	1,147	1,164
Right-of-use operating lease assets	1,411	—
Assets held for sale	413	485
Other assets	1,177	1,261
Total assets	$47,245	$51,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,339	$9,499
Accrued liabilities:
Operating lease liabilities - current	558	—
Employee compensation	1,160	1,563
Other accrued liabilities	4,900	6,099
Total current liabilities	12,957	17,161
Operating lease liabilities - non-current	845	—
Deferred income taxes	173	171
Other liabilities	287	335
Total liabilities	14,262	17,667
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,833,383 and 24,825,891 shares issued, and 24,186,824 and 24,170,585 shares outstanding, respectively	248	248
Additional paid-in capital	139,088	138,992
Accumulated deficit	(103,762)	(102,495)
Accumulated other comprehensive loss	(1,181)	(1,285)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,486)	(1,484)
Total stockholders’ equity	32,983	34,052
Total liabilities and stockholders’ equity	$47,245	$51,719
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended March 31,
	2019	2018
Revenues	$10,155	$12,791
Costs and expenses:
Cost of sales	6,141	7,766
Selling, general and administrative	4,458	4,921
Restructuring charge	595	—
Research and development	266	288
	11,460	12,975
Operating loss from continuing operations	(1,305)	(184)
Interest expense	(1)	—
Interest income	2	2
Other expense	25	(8)
Loss from continuing operations before income taxes	(1,279)	(190)
Income tax expense	—	(1)
Net loss from continuing operations	(1,279)	(191)
Loss from discontinued operations (net of income tax benefit of $0 in 2019 and 2018)	(10)	(25)
Net loss	$(1,289)	$(216)
Net loss per common share:
Basic
Continuing operations	$(0.05)	$(0.01)
Discontinued operations	$—	$—
Basic net loss per common share	$(0.05)	$(0.01)
Diluted
Continuing operations	$(0.05)	$(0.01)
Discontinued operations	$—	$—
Diluted net loss per common share	$(0.05)	$(0.01)
Weighted-average number of common shares outstanding:
Basic	24,177,000	24,146,000
Diluted	24,177,000	24,146,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(1,289)	$(216)
Other comprehensive income (loss):
Foreign currency translation adjustments	104	415
Unrealized losses from marketable securities, net of tax	—	(1)
Total other comprehensive income	104	414
Comprehensive income (loss)	$(1,185)	$198
See notes to condensed consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2017	24,133	$248	$138,760	$(102,672)	$(768)	$76	$(1,472)	$34,172
Net loss				(216)				(216)
Foreign currency translation adjustments					415			415
Unrealized loss on marketable securities, net of tax				(1)				(1)
Stock compensation expense			(59)					(59)
Common shares issued upon vesting of restricted stock units	45	—						—
Treasury shares withheld	(10)						(10)	(10)
Adoption of ASC 606				205				205
Balance at March 31, 2018	24,168	$248	$138,701	$(102,684)	$(353)	$76	$(1,482)	$34,506

Balance at December 31, 2018	24,170	$248	$138,992	$(102,495)	$(1,285)	$76	$(1,484)	$34,052
Net loss				(1,289)				(1,289)
Foreign currency translation adjustments					104			104
Unrealized loss on marketable securities, net of tax								—
Stock compensation expense			96					96
Common shares issued upon vesting of restricted stock units	18	—						—
Treasury shares withheld	(2)						(2)	(2)
Adoption of ASC 842				22
Balance at March 31, 2019	24,186	$248	$139,088	$(103,762)	$(1,181)	$76	$(1,486)	$32,983

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss	$(1,289)	$(216)
Loss from discontinued operations	10	25
Net loss from continuing operations	(1,279)	(191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	244	195
Amortization	32	53
Loss on disposal of equipment	—	15
Provision for doubtful accounts, net of recoveries	—	(62)
Stock-based compensation, net of forfeitures	96	(59)
Changes in operating assets and liabilities:
Accounts receivable	720	32
Inventories	154	(68)
Prepaid expenses, other current assets and other non-current assets	187	113
Accounts payable	(3,174)	186
Accrued liabilities and other non-current liabilities	(1,870)	(2,751)
Net cash used in operating activities - continuing operations	(4,890)	(2,537)
Net cash used in operating activities - discontinued operations	(10)	(25)
Net cash used in operating activities	(4,900)	(2,562)
Investing Activities
Purchases of equipment and patents	(279)	(62)
Proceeds from the sale of equipment	55	2
Net cash used in investing activities	(224)	(60)
Financing Activities
Taxes paid on behalf of equity award participants	(2)	(10)
Net cash used in financing activities	(2)	(10)
Effect of exchange rate fluctuations on cash	222	433
Net decrease in cash, cash equivalents and restricted cash	(4,904)	(2,199)
Cash, cash equivalents, and restricted cash at beginning of period (Note 2)	18,059	14,386
Cash, cash equivalents and restricted cash at end of period (Note 2)	$13,155	$12,187
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$7,135	$5,667
Restricted cash included in current assets	6,020	1,520
Restricted cash included in long-term assets	—	5,000
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$13,155	$12,187

Leases

On January 1, 2019, we adopted ASC 842 using the modified retrospective method outlined in ASU 2018-11, “Leases (Topic 842) Targeted Improvements.” Refer to Note 12 for further details regarding the effect of adoption. We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use ("ROU") operating lease assets, operating lease liabilities - current, and operating lease liabilities - non-current on our Consolidated Balance Sheets.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We have lease agreements with lease and non-lease components, which we elected the practical expedient to not separate lease and non-lease components for the majority of our leases. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. We also elected the practical expedient to keep leases with an initial term of 12 months or less off of the consolidated balance sheet.

3.    Revenue

The Company recognizes revenue when control of the promised goods or services is transferred to our customers, in amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Fuel Tech’s sales of products to customers represent single performance obligations. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

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
Disaggregated Revenue by Product Technology
The following table presents our revenues disaggregated by product technology:

	Three Months Ended March 31,
	2019	2018
Air Pollution Control
Technology solutions	$4,741	$7,722
Spare parts	149	300
Ancillary revenue	899	561
Total Air Pollution Control Technology revenues	5,789	8,583
FUEL CHEM
FUEL CHEM technology solutions	4,366	4,208
Total Revenues	$10,155	$12,791
Disaggregated Revenue by Geography
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended March 31,
	2019	2018
United States	$8,815	$10,242
Foreign Revenues
South America	175	335
Europe	617	1,454
Asia	548	760
Total Foreign Revenues	1,340	2,549
Total Revenues	$10,155	$12,791

Timing of Revenue Recognition
The following table presents the timing of our revenue recognition:

	Three Months Ended March 31,
	2019	2018
Products transferred at a point in time	5,414	5,069
Products and services transferred over time	4,741	7,722
Total Revenues	10,155	12,791

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At March 31, 2019 and December 31, 2018, contract assets were approximately $6,736 and $5,540, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $902 and $1,234, at March 31, 2019 and December 31, 2018, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the three month period ended March 31, 2019, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. During the three months ended March 31, 2019, revenue recognized that was included in the contract liability balance at the beginning of the period was $224, which represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts. During the three months ended March 31, 2018, revenue recognized that was included in the contract liability balance at the beginning of the period was $1,942 and represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts.
As of March 31, 2019, we had six construction contracts in progress that were identified as loss contracts and a provision for losses of $124 was recorded in other accrued liabilities on the consolidated balance sheet. Refer to Footnote 14 for an accrual related to certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the customer contract. As of December 31, 2018, we had five construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $123 was recorded in other accrued liabilities on the consolidated balance sheet.
Remaining Performance Obligations
Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $12,219. The Company expects to recognize revenue on approximately $11,892 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

4.    Discontinued Operations

During the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The components of the net assets of the Fuel Conversion discontinued operations are Assets held for sale (which consists primarily of certain equipment) on the Consolidated Balance Sheets totaling $413 and $485 as of March 31, 2019 and December 31, 2018, respectively. The Company sold certain equipment within Assets held for sale for the three-month periods ended March 31, 2019 of $55. Additionally, the Company entered into an agreement with a potential buyer for the remaining equipment within Assets held for sale which provided a non-refundable deposit of $20 for the option to purchase for $500 (less applicable commission to the third party equipment reseller) by May 21, 2019 or withdraw without any further obligation.

In addition, accrued severance of $35 and $65 is included in the other accrued liabilities line of the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively. A total of $30 was paid for the three-months ended March 31, 2019, $30 will be paid in the second quarter of 2019 and the remaining $5 will be paid in the third quarter of 2019.

The Fuel Conversion business segment had no other assets or liabilities associated with it.

The activity of the Fuel Conversion discontinued operations consisted primarily of storage costs for the certain equipment held in Assets held for sale of $10 and $25 for the three-month periods ended March 31, 2019 and 2018, respectively. The Fuel Conversion business segment had no revenues associated with it.

5.    Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its Air Pollution Control (“APC”) business operation in China (“Beijing Fuel Tech”). This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business is underway, and includes staff rationalization, supplier and partner engagement, and the monetization of certain assets. The Company expects to complete the process during the second half of 2019.

The following table presents our revenues and net loss in China for the three month periods ended March 31, 2019 and 2018:

	2019	2018
Total revenues	$338	$659
Net loss	(850)	(533)

The following table presents net assets in China for the three months ended March 31, 2019 and 2018:

	2019	2018
Total assets	$7,719	$12,126
Total liabilities	(2,809)	(4,642)
Total net assets	4,910	7,484

Total assets primarily consist of accounts receivable, contract assets, inventory, prepaid expenses and property, plant and equipment. Total liabilities consist of accounts payable and certain accrued liabilities.

The Company expects to incur approximately $632 of severance costs relating to the suspension of the APC business in China, of which $257 was paid for the three months ended March 31, 2019 and $375 are expected to be paid in the second quarter of 2019.

On January 23, 2019, the Company notified the landlord of our intention to early terminate the lease on July 22, 2019. The Company incurred an early termination penalty of $63, which is included in restructuring expense and other accrued liabilities for the three months ended March 31, 2019. The Company expects to incur other disposal costs including contractual termination payments or other miscellaneous expenses but an estimated amount or range of amounts has not yet been determined.

The Company recorded restructuring charges of $595 and $0 for the three months ended March 31, 2019 and 2018, respectively. The charge consisted primarily of one-time severance costs of $532 and the early termination penalty for our lease associated with the suspension of our APC business in China of $63. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities - Employee Compensation" line of the consolidated balance sheets for the three months ending March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Restructuring liability at beginning of period	$65	$391
Amounts expensed	595	—
Amounts paid	(287)	(109)
Restructuring liability at end of period	$373	$282

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended March 31,
	2019	2018
Foreign currency translation
Balance at beginning of period	$(1,285)	$(772)
Other comprehensive loss:
Foreign currency translation adjustments (1)	104	416
Balance at end of period	$(1,181)	$(356)
Available-for-sale marketable securities
Balance at beginning of period	$—	$4
Other comprehensive income:
Net unrealized holding loss (2)	—	(1)
Balance at end of period	$—	$3
Total accumulated other comprehensive loss	$(1,181)	$(353)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

7.    Treasury Stock
Common stock held in treasury totaled 656,844 and 655,306 with a cost of $1,486 and $1,484 at March 31, 2019 and December 31, 2018, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

8.    Earnings per Share
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three months ended March 31, 2019 and 2018, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Basic weighted-average shares	24,177,000	24,146,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested RSUs	—	—
Diluted weighted-average shares	24,177,000	24,146,000

Fuel Tech had 1,280,000 and 1,318,000 weighted average equity awards outstanding at March 31, 2019 and 2018, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

9.    Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of March 31, 2019, Fuel Tech had 1,970,271 shares available for share-based awards under the 2014 Plan.

We did not record any excess tax benefits within income tax expense for the three months ended March 31, 2019. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three months ended March 31, 2019. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Stock options and restricted stock units, net of forfeited	$96	$(59)
Tax benefit of stock-based compensation expense	—	—
After-tax effect of stock-based compensation	$96	$(59)
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
Stock option activity for Fuel Tech’s Incentive Plans for the three months ended March 31, 2019 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2019	932,500	$4.68
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding on March 31, 2019	932,500	$4.68	4.42	$131
Exercisable on March 31, 2019	932,500	$4.68	4.42	$131
As of March 31, 2019, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.
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

In addition to the time vested RSUs, the Company entered into a 2019 Executive Performance RSU Award Agreement (the “2019 Agreement”) with certain officers, including its President and Chief Executive Officer and Principal Financial Officer and Controller pursuant to which each 2019 Participating Executive will have the opportunity to earn a specified amount of restricted stock units (RSUs). The amount of RSUs awarded, if any, will be based on the Company’s achievement of varying levels of operating income before the impact of incentive pay (but including adjustments to reflect the payment of sales commissions) in fiscal 2019 (“Operating Income”), as determined by the Company, in its sole discretion. Nevertheless, no Participating Executive will be entitled to any such RSUs unless the Company achieves a minimum of $2 million in Operating Income in 2019. If awarded, such RSUs will vest in equal amounts (i.e., 1/3, 1/3 and 1/3) over three years commencing one year after the grant date based on continued service. Such RSUs are valued at the date of grant using the intrinsic value method based on the closing price of the Company’s common stock on the grant date.
At March 31, 2019, there is $657 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.93 years.
A summary of restricted stock unit activity for the three months ended March 31, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2019	1,110,277	$1.21
Granted	165,000	1.49
Forfeited	—	—
Vested	(17,777)	1.27
Unvested restricted stock units at March 31, 2019	1,257,500	$—

The fair value of restricted stock that vested during the three month period ending March 31, 2019 was $22.
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In the three-month periods ended March 31, 2019 and 2018, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

10.    Debt Financing

The Company is obligated under a U.S. Domestic credit facility with (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) which provides for maximum revolving credit borrowings of $5,500 and matures on June 28, 2019. Fuel Tech can use this Facility for cash advances and standby letters of credit. The Facility is secured by $5,500 in cash held by the Company in a separate restricted use designated JPM Chase deposit account and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Outstanding borrowings under the Facility bear interest at a rate of LIBOR plus 300 basis points. There are no financial covenants set forth in this amendment to the Facility. The Company is actively pursuing the renewal of its U.S. Domestic credit facility and intends to renew the U.S. Domestic credit facility at its maturity. As of March 31, 2019 and December 31, 2018, there were no outstanding borrowings on the credit facility.

At March 31, 2019 and December 31, 2018, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $5,255 and $5,028, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. At March 31, 2019 and December 31, 2018, approximately $245 and $443 was available for future borrowings under the Facility.

Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), is obligated under a revolving credit facility (the China Facility) agreement with JPM Chase which provides for maximum revolving credit borrowings of RMB 2.625 million (approximately $391) and matures on June 30, 2019. The Facility is secured by $520 in cash held by the Company in a separate restricted use designated JPM Chase deposit account. The China Facility bears interest at a rate of 140% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by the Company. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2019 and December 31, 2018, Beijing Fuel Tech had no cash borrowings under the China Facility. At March 31, 2019 and December 31, 2018, we had no outstanding standby letters of credit and bank guarantees on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2019 and December 31, 2018, approximately $391 and $382 was available for future borrowings. As a result of the announcement of the suspension of the Air Pollution Control business in Beijing, the Company intends to not renew the China Facility upon its expiration on June 30, 2019.
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
Information about reporting segment net sales and gross margin from continuing operations are provided below:

Three months ended March 31, 2019	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$5,789	$4,366	$—	$10,155
Cost of sales	(3,889)	(2,252)	—	(6,141)
Gross margin	1,900	2,114	—	4,014
Selling, general and administrative	—	—	(4,458)	(4,458)
Restructuring charge	(595)	—	—	(595)
Research and development	—	—	(266)	(266)
Operating income (loss) from continuing operations	$1,305	$2,114	$(4,724)	$(1,305)
 `

Three months ended March 31, 2018	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$8,583	$4,208	$—	$12,791
Cost of sales	(5,597)	(2,169)	—	(7,766)
Gross margin	2,986	2,039	—	5,025
Selling, general and administrative	—	—	(4,921)	(4,921)
Research and development	—	—	(288)	(288)
Operating income (loss) from continuing operations	$2,986	$2,039	$(5,209)	$(184)

Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended March 31,
	2019	2018
Revenues:
United States	$8,815	$10,242
Foreign	1,340	2,549
	$10,155	$12,791

	March 31, 2019	December 31, 2018
Assets:
United States	$34,141	$36,784
Foreign	13,104	14,935
	$47,245	$51,719

12.    Leases

Adoption of ASC 842, "Leases"
On January 1, 2019, we adopted ASC 842 using the modified retrospective method outlined in ASU 2018-11 "Leases (Topic 842) Targeted Improvements." Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our legacy accounting under Accounting Standards Codification Topic 840: Leases (ASC 840). The Company recorded the transition to ASC 842 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented.

We have elected the package of practical expedients permitted under the transition guidance, which among other things, allow us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have also elected the practical expedient to not separate lease and non-lease components for the majority of our leases and the election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet.

The cumulative effect of the changes made to our January 1, 2019 consolidated balance sheet for the adoption of ASC 842 were as follows:

	Balance at December 31, 2018	Adjustments Upon Adoption of ASC 842	Balance at January 1, 2019
Assets
Right-of-use operating lease assets	$—	$1,592	$1,592
Liabilities
Other accrued liabilities	6,099	(22)	6,077
Operating lease liabilities - current	—	650	650
Operating lease liabilities - non-current	—	942	942
Equity
Accumulated deficit	(102,495)	22	(102,473)

The adjustment made to the January 1, 2019 consolidated balance sheet related to an accrued liability for lease escalation clauses in certain of our leases under ASC 840 which is a cumulative-effect adjustment to the opening balance of accumulated deficit upon the adoption of ASC 842.

Leases
We have operating leases for eight leased office space locations and certain office equipment. Our leases have remaining lease terms of 1 year to 6 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense for the three-months ended March 31, 2019 is as follows:

For the three months ended March 31, 2019
Operating lease cost	$172
Short-term lease cost	68
Total lease cost	$240

The weighted average remaining lease term was 4.25 years as of March 31, 2019. The weighted average discount rate was 3.73% as of March 31, 2019.

Remaining maturities of our existing lease liabilities as of March 31, 2019 were as follows:

Year Ending December 31,	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$491
2020	306
2021	214
2022	157
2023	148
Thereafter	197
Total lease payments	$1,513
Less imputed interest	(110)
Total	$1,403

The following is the balance sheet classification of our existing lease liabilities as of March 31, 2019:

Operating lease liabilities - current	$558
Operating lease liabilities - non-current	845
Total operating lease liabilities	$1,403

Supplemental cash flow information related to leases was as follows:

For the three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$171
Leased assets obtained in exchange for new operating lease liabilities	163
13.    Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	March 31, 2019	December 31, 2018
Contract liabilities (Note 3)	$902	$1,234
Accrued remediation contingency (Note 14)	1,223	—
Other accrued liabilities	2,775	4,865
Total other accrued liabilities	$4,900	$6,099

14.    Contingencies

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

During the fourth quarter of 2018, the Company was notified of certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the contract. Thus far, the Company is working to resolve this matter including addressing the non-conformance issues without resorting to litigation. During the first quarter of 2019, the Company filed the claim with our insurance carrier and recorded $973 as expected insurance proceeds from our insurance carrier and $1,223 (including the insurance policy deductible of $250) as an accrued liability associated with the completion of the non-conformance issues identified with our customer for the three months ended March 31, 2019. The Company currently has $500 of accounts receivable which is past due associated with this project. Upon satisfactory completion of non-conformance issues identified with the customer, the Company expects to collect the remaining accounts receivable due from the customer.

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
There was no change in the warranty liability balance during the three-months ended March 31, 2019 and 2018. The warranty liability balance was $159 at March 31, 2019 and 2018.

15.    Income Taxes
The Company’s effective tax rate is 0% for the three-month periods ended March 31, 2019 and 2018, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three-month periods ended March 31, 2019 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three- month periods ended March 31, 2019 and 2018.

On April 3, 2019, the Company received notice from the Internal Revenue Service that our U.S. income tax return for the year ended December 31, 2016 is currently under audit.
Fuel Tech had no unrecognized tax benefits as of March 31, 2019 and December 31, 2018.

16.    Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC segment.  At both March 31, 2019 and December 31, 2018, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the three months ended March 31, 2019 and 2018.
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
There were no indications of intangible asset impairments for the three month period ended March 31, 2019.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three month periods ending March 31, 2019 and 2018 were $10,155 and $12,791, respectively, representing a decrease of $2,636 or 21% versus the same period last year.

The Air Pollution Control (APC) technology segment generated revenues of $5,789 for the three month period ending March 31, 2019, representing a decrease of $2,794 or 33% from the prior year amount of $8,583, respectively. The decrease in APC revenue was principally related to timing of project execution and the decline in backlog of $12.4 million at December 31, 2018 versus $22.1 million at December 31, 2017, resulting from lower new APC orders announced during 2018.
Consolidated APC backlog at March 31, 2019 was $12,219 versus backlog at December 31, 2018 of $12,384. Our current backlog consists of U.S. domestic projects totaling $9,954 and international projects totaling $2,265.
The FUEL CHEM® technology segment generated revenues of $4,366 for the three months ended March 31, 2019, representing an increase of $158 or 4% from the the prior year amount of $4,208. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and noncoal applications, but our ability to attract new coal customers continues to be affected by the soft electric demand market and fuel switching as a result of low natural gas price.

Consolidated gross margin percentage for the three month periods ended March 31, 2019 and 2018 was 40% and 39%. The gross margin percentage for the APC technology segment for the three month periods ended March 31, 2019 and 2018 was 33% and 35%, respectively. The decrease in gross margin is primarily due to project mix and timing of project execution as well as a $250 charge related to remediation efforts for certain non-conformance issues with a U.S customer. For further information, refer to Note 14 - Contingencies.

For the FUEL CHEM technology segment, the gross margin percentage remained consistent at 48% for the three month periods ending March 31, 2019 and 2018.

Selling, general and administrative expenses (SG&A) were $4,458 and $4,921 for the three month periods ended March 31, 2019 and 2018, respectively. For the three month period ended March 31, 2019, this represents a decrease of $463. The decrease was primarily the result of a reduction in administrative costs relating to foreign subsidiaries of $522, largely driven by the suspension of the APC business operation in China. SG&A as a percentage of revenues increased to 44% from 38% in the three month periods ending March 31, 2019 and 2018. The increase in SG&A percentage is primarily attributed to the decrease in revenues due to the timing of project execution as well as lower new APC orders announced during 2018.

During the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The activity of the Fuel Conversion discontinued operations consisted primarily of storage costs for the certain equipment held in Assets held for sale for the three month periods ended March 31, 2019 and 2018 of $10 and $25, respectively. The Fuel Conversion business segment had no revenues associated with it. The overall decline in the discontinued operations for the three month period ending March 31, 2019 in comparison to the same period in 2018 is due to the overall wind-down of operations for the Fuel Conversion discontinued operations.

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The Company recorded restructuring charges of $595 and $0 for the three months ended March 31, 2019 and 2018, respectively. The charge consisted primarily of one-time severance payments and the early termination penalty for our lease associated with the suspension of our APC business in China. For further information related to restructuring, refer to Note 5 - Restructuring Activities.

Research and development expenses for the three month periods ended March 31, 2019 and 2018 was $266 and $288, respectively. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies that include DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This technology has not yet met the criteria to be a separate operating segment under ASC 280 Segment Reporting. This infusion process has a variety of applications in the water and waste water industries, including remediation, treatment, biological activity and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Income tax (benefit) expense for the three month periods ended March 31, 2019 and 2018 were $0 and $(1), respectively. The Company is projecting a consolidated effective tax rate of 0% for 2019 which was lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three months ended March 31, 2019 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

On January 1, 2019, we adopted ASC 842 using the modified retrospective method outlined in ASU 2018-11 "Leases (Topic 842) Targeted Improvements." Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our legacy accounting under Accounting Standards Codification Topic 840: Leases (ASC 840). The Company recorded the transition to ASC 842 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented.

We have elected the package of practical expedients permitted under the transition guidance, which among other things, allow us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have also elected the practical expedient to not separate lease and non-lease components for the majority of our leases and the election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. Refer to Footnote 12 to the Consolidated Financial Statements for the impact of the adoption of ASC 842.
Liquidity and Sources of Capital
At March 31, 2019, Fuel Tech had unrestricted cash and cash equivalents and short-term investments on hand of $7,135 (excluding restricted cash of $6,020) and working capital of $22,021 versus $12,039 (excluding restricted cash of $6,020) and $23,556 at December 31, 2018, respectively.
Operating activities used cash of $4,900 during the three month period ended March 31, 2019. This decrease in cash from operations was due to our net loss of $1,289, a decrease in our accrued liabilities and other non-current liabilities of $1,870, a decrease in accounts payable of $3,174, offset by cash provided by a decrease in accounts receivable of $720, prepaid and other assets of $187 and the effect of non-cash charges of $526.
Investing activities used cash of $224 during the three month period ended March 31, 2019 and primarily related to net cash used for purchases of equipment and patents.
Financing activities used cash of $2 during the three month period ended March 31, 2019 all of which related to cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon vesting of restricted stock units.
The Company is obligated under a U.S. Domestic credit facility with (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) which provides for maximum revolving credit borrowings of $5,500 and matures on June 28, 2019. Fuel Tech can use this Facility for cash advances and standby letters of credit. The Facility is secured by $5,500 in cash held by the Company in a separate restricted use designated JPM Chase deposit account and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Outstanding borrowings under the Facility bear interest at a rate of LIBOR plus 300 basis points. There are no financial covenants set forth in this amendment to the Facility. The Company is actively pursuing the renewal of its U.S. Domestic credit facility and intends to renew the U.S. Domestic credit facility at its maturity. As of March 31, 2019 and December 31, 2018, there were no outstanding borrowings on the credit facility.

At March 31, 2019 and December 31, 2018, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $5,255 and $5,028, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The Company pays a commitment fee of 0.25% per year on the unused portion of the revolving credit facility. At March 31, 2019 and December 31, 2018, approximately $245 and $443 was available for future borrowings under the Facility.

Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), is obligated under a revolving credit facility (the China Facility) agreement with JPM Chase which provides for maximum revolving credit borrowings of RMB 2.625 million (approximately $391) and matures on June 30, 2019. The Facility is secured by $520 in cash held by the Company in a separate restricted use designated JPM Chase deposit account. The China Facility bears interest at a rate of 140% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by the Company. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of March 31, 2019 and December 31, 2018, Beijing Fuel Tech had no cash borrowings under the China Facility. At March 31, 2019 and December 31, 2018, we had no outstanding standby letters of credit and bank guarantees on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At March 31, 2019 and December 31, 2018, approximately $391 and $382 was available for future borrowings. As a result of the announcement of the suspension of the Air Pollution Control business in Beijing, the Company intends to not renew the China Facility upon its expiration on June 30, 2019.

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
We have sustained losses from continuing operations during the three month period ended March 31, 2019 totaling $1,289. Our cash used from continuing operations for this same period totaled $4,890. We have taken measures to reduce our expense infrastructure and our ability to operate our base businesses prospectively is based on our ability to secure new orders in the APC business and our ability to successfully execute existing APC projects in line with our internal budgets.
Our cash balance as of March 31, 2019 totaled $13,155 (including restricted cash of $6,020), and our working capital totaled $22,021. We do not have any outstanding debt obligations other than our letters of credit, and our current credit agreement does not have any financial covenants as we have moved to a cash collateralized line of credit with our lender.
We have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control and Fuel Chem, as well as our efforts to wind-up our Fuel Conversion business and our APC operations in China. This evaluation included consideration of the following: a) customer and revenue trends in our APC and Fuel Chem business segments, b) current operating structure and expenditure levels, and c) the costs of winding up our Fuel Conversion business and APC operations in China as well as other research and development initiatives.
Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and Fuel Chem businesses.
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 14. There was no change in the warranty liability balance during the three months ended March 31, 2019.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2018 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk Management
Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts nor into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.
Fuel Tech is also exposed to changes in interest rates primarily due to its debt facilities (refer to Note 10 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2019.

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
Changes in Internal Control over Financial Reporting
Beginning January 1, 2019, we adopted ASC 842 "Leases". It did not have a material impact on our ongoing net income; however, we implemented changes to our processes related to accounting for leases and related internal controls. These changes included the development of new policies related to the new leasing framework, training, ongoing contract review requirements, and gathering of information to comply with disclosure requirements.
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

Item 1A.        Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2018 have not materially changed.

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

Date: 5/13/2019	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: 5/13/2019	By:	/s/ James M. Pach
James M. Pach
Vice President, Treasurer and Controller
(Principal Financial Officer)