Form 10-Q
period 2019-06-30
FUEL TECH, INC.
filed 2019-08-13
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 31, 2019 there were outstanding 24,186,824 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the six-month period ended June 30, 2019

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$11,664	$12,039
Restricted cash	2,768	6,020
Accounts receivable, net of allowance for doubtful accounts of $1,216 and $1,411, respectively	14,627	18,399
Inventories, net	317	957
Prepaid expenses and other current assets	2,241	3,184
Income taxes receivable	129	118
Total current assets	31,746	40,717
Property and equipment, net of accumulated depreciation of $26,481 and $26,528, respectively	5,832	5,976
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $6,601 and $6,608, respectively	1,070	1,164
Restricted cash	487	—
Right-of-use operating lease assets	1,293	—
Assets held for sale	396	485
Other assets	1,041	1,261
Total assets	$43,981	$51,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,890	$9,499
Accrued liabilities:
Operating lease liabilities - current	472	—
Employee compensation	947	1,563
Other accrued liabilities	5,282	6,099
Total current liabilities	10,591	17,161
Operating lease liabilities - non-current	810	—
Deferred income taxes	172	171
Other liabilities	290	335
Total liabilities	11,863	17,667
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,843,668 and 24,825,891 shares issued, and 24,186,824 and 24,170,585 shares outstanding, respectively	248	248
Additional paid-in capital	139,211	138,992
Accumulated deficit	(104,707)	(102,495)
Accumulated other comprehensive loss	(1,224)	(1,285)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,486)	(1,484)
Total stockholders’ equity	32,118	34,052
Total liabilities and stockholders’ equity	$43,981	$51,719
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$8,948	$11,847	$19,103	$24,638
Costs and expenses:
Cost of sales	5,050	8,125	11,191	15,891
Selling, general and administrative	4,455	4,763	8,913	9,684
Restructuring charge	30	—	625	—
Research and development	205	261	471	549
Intangible assets abandonment	51	317	51	317
	9,791	13,466	21,251	26,441
Operating loss from continuing operations	(843)	(1,619)	(2,148)	(1,803)
Interest expense	(3)	—	(4)	—
Interest income	9	—	11	2
Other expense	(97)	(59)	(72)	(67)
Loss from continuing operations before income taxes	(934)	(1,678)	(2,213)	(1,868)
Income tax expense	(2)	(1)	(2)	(2)
Net loss from continuing operations	(936)	(1,679)	(2,215)	(1,870)
Loss from discontinued operations (net of income tax benefit of $0 in 2019 and 2018)	(9)	(74)	(19)	(99)
Net loss	$(945)	$(1,753)	$(2,234)	$(1,969)
Net loss per common share:
Basic
Continuing operations	$(0.04)	$(0.07)	$(0.09)	$(0.08)
Discontinued operations	$—	$—	$—	$—
Basic net loss per common share	$(0.04)	$(0.07)	$(0.09)	$(0.08)
Diluted
Continuing operations	$(0.04)	$(0.07)	$(0.09)	$(0.08)
Discontinued operations	$—	$—	$—	$—
Diluted net loss per common share	$(0.04)	$(0.07)	$(0.09)	$(0.08)
Weighted-average number of common shares outstanding:
Basic	24,187,000	24,170,000	24,182,000	24,158,000
Diluted	24,187,000	24,170,000	24,182,000	24,158,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(945)	$(1,753)	$(2,234)	$(1,969)
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	(594)	61	(178)
Unrealized losses from marketable securities, net of tax	—	(2)	—	(3)
Total other comprehensive income	(43)	(596)	61	(181)
Comprehensive income (loss)	$(988)	$(2,349)	$(2,173)	$(2,150)
See notes to condensed consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and six months ended June 30, 2018:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2017	24,133	$248	$138,760	$(102,672)	$(768)	$76	$(1,472)	$34,172
Net loss				(216)				(216)
Foreign currency translation adjustments					416			416
Unrealized loss on marketable securities, net of tax					(1)			(1)
Stock compensation expense			(59)					(59)
Common shares issued upon vesting of restricted stock units	45							—
Treasury shares withheld	(10)						(10)	(10)
Adoption of ASC 606				205				205
Balance at March 31, 2018	24,168	$248	$138,701	$(102,683)	$(353)	$76	$(1,482)	$34,507
Net loss				(1,753)				(1,753)
Foreign currency translation adjustments					(594)			(594)
Unrealized loss on marketable securities, net of tax					(2)			(2)
Stock compensation expense			97					97
Common shares issued upon vesting of restricted stock units	4		(1)					(1)
Treasury shares withheld	(2)						(2)	(2)
Balance at June 30, 2018	24,170	$248	$138,797	$(104,436)	$(949)	$76	$(1,484)	$32,252

Fuel Tech, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and six months ended June 30, 2019:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2018	24,170	$248	$138,992	$(102,495)	$(1,285)	$76	$(1,484)	$34,052
Net loss				(1,289)				(1,289)
Foreign currency translation adjustments					104			104
Stock compensation expense			96					96
Common shares issued upon vesting of restricted stock units	18							—
Treasury shares withheld	(2)						(2)	(2)
Adoption of ASC 842				22
Balance at March 31, 2019	24,186	$248	$139,088	$(103,762)	$(1,181)	$76	$(1,486)	$32,983
Net loss				(945)				(945)
Foreign currency translation adjustments					(43)			(43)
Stock compensation expense			123					123
Balance at June 30, 2019	24,186	$248	$139,211	$(104,707)	$(1,224)	$76	$(1,486)	$32,118

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(2,234)	$(1,969)
Loss from discontinued operations	19	99
Net loss from continuing operations	(2,215)	(1,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	478	355
Amortization	68	106
Loss on disposal of equipment	2	17
Provision for doubtful accounts, net of recoveries	—	(62)
Intangible assets abandonment	51	317
Stock-based compensation, net of forfeitures	219	38
Changes in operating assets and liabilities:
Accounts receivable	3,870	(1,766)
Inventories	640	213
Prepaid expenses, other current assets and other non-current assets	1,163	229
Accounts payable	(5,595)	714
Accrued liabilities and other non-current liabilities	(1,485)	(1,760)
Net cash used in operating activities - continuing operations	(2,804)	(3,469)
Net cash used in operating activities - discontinued operations	(19)	(43)
Net cash used in operating activities	(2,823)	(3,512)
Investing Activities
Purchases of equipment and patents	(359)	(214)
Proceeds from the sale of equipment	—	2
Net cash used in investing activities	(359)	(212)
Financing Activities
Taxes paid on behalf of equity award participants	(2)	(13)
Net cash used in financing activities	(2)	(13)
Effect of exchange rate fluctuations on cash	44	(217)
Net decrease in cash, cash equivalents and restricted cash	(3,140)	(3,954)
Cash, cash equivalents, and restricted cash at beginning of period (Note 2)	18,059	14,386
Cash, cash equivalents and restricted cash at end of period (Note 2)	$14,919	$10,432
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies
Restricted cash
Restricted cash represents funds that are restricted to satisfy any amount borrowed against the Company's existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A and the Cash Collateral Security agreement with BMO Harris Bank N.A. The balance of restricted cash totaling $3,255 of which $2,768 will remain through the Maturity Date of the Facility and $487 will remain through the expiration date of the underlying standby letter of credit (December 28, 2020) with BMO Harris Bank N.A. Refer to Note 10 Debt Financing for further information on the Facility.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$11,664	$3,912
Restricted cash included in current assets	2,768	6,520
Restricted cash included in long-term assets	487	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$14,919	$10,432

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
Disaggregated Revenue by Product Technology
The following table presents our revenues disaggregated by product technology:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Air Pollution Control
Technology solutions	$3,795	$7,592	$8,536	$15,314
Spare parts	384	229	533	529
Ancillary revenue	624	586	1,523	1,147
Total Air Pollution Control Technology revenues	4,803	8,407	10,592	16,990
FUEL CHEM
FUEL CHEM technology solutions	4,145	3,440	8,511	7,648
Total Revenues	$8,948	$11,847	$19,103	$24,638
Disaggregated Revenue by Geography
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$7,562	$8,830	$16,377	$19,072
Foreign Revenues
South America	17	354	192	626
Europe	668	1,562	1,285	3,028
Asia	701	1,101	1,249	1,912
Total Foreign Revenues	1,386	3,017	2,726	5,566
Total Revenues	$8,948	$11,847	$19,103	$24,638

Timing of Revenue Recognition
The following table presents the timing of our revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Products transferred at a point in time	$5,153	$4,255	$10,567	$9,324
Products and services transferred over time	3,795	7,592	8,536	15,314
Total Revenues	$8,948	$11,847	$19,103	$24,638

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At June 30, 2019 and December 31, 2018, contract assets were approximately $2,338 and $5,540, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $1,147 and $1,234, at June 30, 2019 and December 31, 2018, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the six month period ended June 30, 2019, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $707 and $926 for the three and six months ended June 30, 2019 and $216 and $2,158 for three and six months ended June 30, 2018, respectively, which represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts.
As of June 30, 2019, we had six construction contracts in progress that were identified as loss contracts and a provision for losses of $73 was recorded in other accrued liabilities on the consolidated balance sheet. Refer to Footnote 14 for an accrual related to certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the customer contract. As of December 31, 2018, we had five construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $123 was recorded in other accrued liabilities on the consolidated balance sheet.
Remaining Performance Obligations
Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $7,953. The Company expects to recognize revenue on approximately $6,257 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	June 30, 2019	December 31, 2018
Trade receivables	$11,403	$14,261
Unbilled receivables	2,338	5,540
Insurance proceeds receivable (Note 14)	1,978	—
Other short-term receivables	124	9
Allowance for doubtful accounts	(1,216)	(1,411)
Total accounts receivable	$14,627	$18,399

4.    Discontinued Operations

During the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The components of the net assets of the Fuel Conversion discontinued operations are Assets held for sale (which consists primarily of certain equipment) on the Consolidated Balance Sheets totaling $396 and $485 as of June 30, 2019 and December 31, 2018, respectively. The Company sold certain equipment within Assets held for sale for the six month period ended June 30, 2019 of $55. Additionally, on July 10, 2019 the Company entered into an agreement to sell the remaining Fuel Conversion equipment within Assets held for sale for a purchase price of $500 (less applicable commission of $50 to the third party equipment reseller). The Company incurred storage costs of $13 for holding the equipment at a third-party location for the six month period ended June 30, 2019.  Following the movement of the equipment by the customer during the third quarter from our third-party storage facility, the Company will incur no additional costs associated with the completion of the wind-down activities associated with the Fuel Conversion business segment.

In addition, accrued severance of $5 and $65 is included in the other accrued liabilities line of the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively. A total of $30 and $60 was paid for the three and six months ended June 30, 2019, the remaining $5 will be paid in the third quarter of 2019.

The Fuel Conversion business segment had no other assets or liabilities associated with it.

The activity of the Fuel Conversion discontinued operations consisted primarily of storage costs for the certain equipment held in Assets held for sale of $9 and $19 for the three and six month periods ended June 30, 2019, respectively, and for the same periods in 2018 of $74 and $99, respectively. The Fuel Conversion business segment had no revenues associated with it.

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

The following table presents our revenues and net loss in China for the three and six month periods ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total revenues	$(28)	$681	$310	$1,340
Net loss	(540)	(620)	(1,390)	(1,153)

The following table presents net assets in China as follows:

	As of
	June 30, 2019	December 31, 2018
Total assets	$5,493	$8,546
Total liabilities	(1,199)	(2,953)
Total net assets	$4,294	$5,593

Total assets primarily consist of accounts receivable, contract assets, inventory, prepaid expenses and property, plant and equipment. Total liabilities consist of accounts payable and certain accrued liabilities.

The Company has incurred approximately $562 of severance costs relating to the suspension of the APC business in China, of which $278 and $535 were paid during the three and six months ended June 30, 2019. $90 is expected to be paid in the third quarter of 2019.

On January 23, 2019, the Company notified the landlord of our intention to early terminate the lease on July 22, 2019. The Company incurred an early termination penalty of $63 during the first quarter of 2019, which is included in restructuring expense for the six months ended June 30, 2019. The Company will incur no additional costs associated with the completion of the wind-down activities associated with the suspension of the APC business in China.

The Company recorded restructuring charges of $30 and $625 for the three and six months ended June 30, 2019 and $0 and $0 in 2018, respectively. The charge consisted primarily of one-time severance costs of $562 and the early termination penalty for our lease associated with the suspension of our APC business in China of $63. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities - Employee Compensation" line of the consolidated balance sheets for the three and six months ending June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restructuring liability at beginning of period	$373	$282	$65	$391
Amounts expensed	30	—	625	—
Amounts paid	(248)	(94)	(535)	(203)
Restructuring liability at end of period	$155	$188	$155	$188

The restructuring liability for the three and six months ended June 30, 2018 relates to severance costs associated with the suspension of the Fuel Conversion business segment.

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Foreign currency translation
Balance at beginning of period	$(1,181)	$(353)	$(1,285)	$(768)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(43)	(596)	61	(181)
Balance at end of period	$(1,224)	$(949)	$(1,224)	$(949)
Available-for-sale marketable securities
Balance at beginning of period	$—	$3	$—	$4
Other comprehensive income:
Net unrealized holding loss (2)	—	(3)	—	(4)
Balance at end of period	$—	$—	$—	$—
Total accumulated other comprehensive loss	$(1,224)	$(949)	$(1,224)	$(949)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

7.    Treasury Stock
Common stock held in treasury totaled 656,844 and 655,306 with a cost of $1,486 and $1,484 at June 30, 2019 and December 31, 2018, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

8.    Earnings per Share
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three and six months ended June 30, 2019 and 2018, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted-average shares	24,187,000	24,170,000	24,182,000	24,158,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	—	—	—	—
Diluted weighted-average shares	24,187,000	24,170,000	24,182,000	24,158,000

Fuel Tech had 1,515,000 and 1,288,000 weighted average equity awards outstanding at June 30, 2019 and 2018, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

9.    Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of June 30, 2019, Fuel Tech had 2,092,136 shares available for share-based awards under the 2014 Plan.

We did not record any excess tax benefits within income tax expense for the three and six months ended June 30, 2019. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and six months ended June 30, 2019. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and restricted stock units, net of forfeited	$123	$97	$219	$38
Tax benefit of stock-based compensation expense	—	—	—	—
After-tax effect of stock-based compensation	$123	$97	$219	$38
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
Stock option activity for Fuel Tech’s Incentive Plans for the six months ended June 30, 2019 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2019	932,500	$4.68
Granted	—	—
Exercised	—	—
Expired or forfeited	(185,000)	10.14
Outstanding on June 30, 2019	747,500	$3.33	5.24	$77
Exercisable on June 30, 2019	747,500	$3.33	5.24	$77
As of June 30, 2019, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.
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
At June 30, 2019, there is $630 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.66 years.
A summary of restricted stock unit activity for the six months ended June 30, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2019	1,110,277	$1.21
Granted	228,135	1.52
Forfeited	—	—
Vested	(17,777)	1.59
Unvested restricted stock units at June 30, 2019	1,320,635	$1.26
The fair value of restricted stock that vested during the six month period ending June 30, 2019 was $22.
Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the six-month periods ended June 30, 2019 and 2018, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

10.    Debt Financing

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At June 30, 2019, the Company had outstanding standby letters of credit totaling approximately $463 under the BMO Harris agreement. As of June 30, 2019, the Company held $502 in a separate restricted use designated BMO Harris Bank N.A. deposit account.

In connection with the transition to BMO Harris Bank N.A., the Company entered into an amendment under its U.S. Domestic credit facility (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) to reduce the maximum revolving credit borrowings from $5,500 to $2,750 and extended the maturity to December 31, 2019. Fuel Tech maintains the use of this Facility for its existing standby letters of credit. The Company intends to transition its existing letters of credit from JPM Chase to BMO Harris Bank, N.A. and not renew the Facility upon its maturity. The Facility is secured by $2,750 in cash held by the Company in a separate restricted use designated JPM Chase deposit account and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Outstanding borrowings under the Facility bear interest at a rate of LIBOR plus 300 basis points. There are no financial covenants set forth in this amendment to the Facility. As of June 30, 2019 and December 31, 2018, there were no outstanding borrowings on the credit facility.

At June 30, 2019 and December 31, 2018, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $2,550 and $5,028, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2019 and December 31, 2018, approximately $200 and $443 was available for future borrowings under the Facility.
In the event of default on the JPM Chase domestic facility, the cross default feature in each allows the lending bank to accelerate the payments of any amounts outstanding and may, under certain circumstances, allow the bank to cancel the facility. If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing to satisfy the accelerated payment.

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
Information about reporting segment net sales and gross margin from continuing operations are provided below:

Three months ended June 30, 2019	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$4,803	$4,145	$—	$8,948
Cost of sales	(2,975)	(2,075)	—	(5,050)
Gross margin	1,828	2,070	—	3,898
Selling, general and administrative	—	—	(4,455)	(4,455)
Restructuring charge	(30)	—	—	(30)
Research and development	—	—	(205)	(205)
Intangible assets abandonment	—	—	(51)	(51)
Operating income (loss) from continuing operations	$1,798	$2,070	$(4,711)	$(843)
 `

Three months ended June 30, 2018	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$8,407	$3,440	$—	$11,847
Cost of sales	(6,328)	(1,797)	—	(8,125)
Gross margin	2,079	1,643	—	3,722
Selling, general and administrative	—	—	(4,763)	(4,763)
Research and development	—	—	(261)	(261)
Intangible assets abandonment	—	—	(317)	(317)
Operating income (loss) from continuing operations	$2,079	$1,643	$(5,341)	$(1,619)

Six months ended June 30, 2019	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$10,592	$8,511	$—	$19,103
Cost of sales	(6,864)	(4,327)	—	(11,191)
Gross margin	3,728	4,184	—	7,912
Selling, general and administrative	—	—	(8,913)	(8,913)
Restructuring charge	(625)	—	—	(625)
Research and development	—	—	(471)	(471)
Intangible assets abandonment			(51)	(51)
Operating income (loss) from continuing operations	$3,103	$4,184	$(9,435)	$(2,148)

Six months ended June 30, 2018	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$16,990	$7,648	$—	$24,638
Cost of sales	(11,924)	(3,967)	—	(15,891)
Gross margin	5,066	3,681	—	8,747
Selling, general and administrative	—	—	(9,684)	(9,684)
Research and development	—	—	(549)	(549)
Intangible assets abandonment	—	—	(317)	(317)
Operating income (loss) from continuing operations	$5,066	$3,681	$(10,550)	$(1,803)

Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
United States	$7,562	$8,830	$16,377	$19,072
Foreign	1,386	3,017	2,726	5,566
	$8,948	$11,847	$19,103	$24,638

	June 30, 2019	December 31, 2018
Assets:
United States	$33,777	$36,784
Foreign	10,204	14,935
	$43,981	$51,719

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

Leases
We have operating leases for ten leased office space locations and certain office equipment. Our leases have remaining lease terms of 1 year to 6 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense for the three and six months ended June 30, 2019 is as follows:

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Operating lease cost	$171	$343
Short-term lease cost	—	68
Total lease cost	$171	$411

The weighted average remaining lease term was 4.35 years as of June 30, 2019. The weighted average discount rate was 3.61% as of June 30, 2019.

Remaining maturities of our existing lease liabilities as of June 30, 2019 were as follows:

Year Ending December 31,	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$326
2020	314
2021	222
2022	165
2023	156
Thereafter	212
Total lease payments	$1,395
Less imputed interest	(113)
Total	$1,282

The following is the balance sheet classification of our existing lease liabilities as of June 30, 2019:

Operating lease liabilities - current	$472
Operating lease liabilities - non-current	810
Total operating lease liabilities	$1,282

Supplemental cash flow information related to leases was as follows:

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$172	$343
Leased assets obtained in exchange for new operating lease liabilities	165	328
13.    Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	June 30, 2019	December 31, 2018
Contract liabilities (Note 3)	$1,147	$1,234
Accrued remediation contingency (Note 14)	2,228	—
Other accrued liabilities	1,907	4,865
Total other accrued liabilities	$5,282	$6,099

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

During the fourth quarter of 2018, the Company was notified of certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the contract. Thus far, the Company is working to resolve the non-conformance issues in an amicable manner. During the first quarter of 2019, the Company filed a notice of claim with our insurance carrier and received a confirmation of insurance coverage. As a result, the company recorded $973 as expected insurance proceeds from our insurance carrier and $1,223 (including the insurance policy deductible of $250) as an accrued liability associated with the completion of the non-conformance issues identified with our customer for the three months ended March 31, 2019. During the second quarter of 2019, we revised our claim estimate with our insurance carrier and recorded an additional $1,005 as expected insurance proceeds from our insurance carrier and an additional $1,005 as an accrued liability associated with the completion of the non-conformance issues for the three months ended June 30, 2019. As of June 30, 2019, we have total receivables from the insurance carrier of $1,978 in the accounts receivable line of the Consolidated Balance Sheets and a total accrued liability associated with the completion of the non-conformance issues of $2,228 in the other accrued liabilities line of the Consolidated Balance Sheets. The Company recorded the proceeds from our insurance carrier as our insurance coverage and the terms are not in dispute and the claim submitted is consistent with the terms of insurance coverage provided. The Company currently has $500 of accounts receivable which is past due associated with this project. Upon satisfactory completion of non-conformance issues identified with the customer, the Company expects to collect the remaining accounts receivable due from the customer.

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

There was no change in the warranty liability balance during the six months ended June 30, 2019 and 2018. The warranty liability balance was $159 at June 30, 2019 and 2018.

15.    Income Taxes

The Company’s effective tax rate is 0% for the three and six month periods ended June 30, 2019 and 2018, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three and six month periods ended June 30, 2019 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three and six month periods ended June 30, 2019 and 2018.

On April 3, 2019, the Company received notice from the Internal Revenue Service that our U.S. income tax return for the year ended December 31, 2016 is currently under audit.
Fuel Tech had no unrecognized tax benefits as of June 30, 2019 and December 31, 2018.

16.    Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC segment.  At both June 30, 2019 and December 31, 2018, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the six months ended June 30, 2019 and 2018.
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
There were no indications of intangible asset impairments for the six month period ended June 30, 2019.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three and six month periods ending June 30, 2019 and 2018 were $8,948 and $11,847 and $19,103 and $24,638, respectively, representing a decrease of $2,899 or 24% and $5,535 or 22% versus the same periods last year.
The Air Pollution Control (APC) technology segment generated revenues of $4,803 and $10,592 for the three and six month periods ending June 30, 2019, representing a decrease of $3,604 or 43% and $6,398 or 38% from the prior year amount of $8,407 and $16,990, respectively. The decrease in APC revenue was principally related to timing of project execution and the decline in backlog of $12.4 million at December 31, 2018 versus $22.1 million at December 31, 2017, resulting from lower new APC orders announced during 2018 and continuing into the first half of 2019.
Consolidated APC backlog at June 30, 2019 was $7,953 versus backlog at December 31, 2018 of $12,384. Our current backlog consists of U.S. domestic projects totaling $6,422 and international projects totaling $1,531.
The FUEL CHEM® technology segment generated revenues of $4,145 and $8,511 for the three and six months ended June 30, 2019, representing an increase of $705 or 20% and $863 or 11% from the the prior year amount of $3,440 and $7,648, respectively. The increase in FUEL CHEM revenue was principally related to the sale of equipment and installation of two new coal-fired units with a U.S. customer. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and noncoal applications, but our ability to attract new coal customers continues to be affected by the soft electric demand market and fuel switching as a result of low natural gas prices.

Consolidated gross margin percentage for the three month periods ended June 30, 2019 and 2018 was 44% and 31% and was 41% and 36% for the six month periods then ended. The overall increase in gross margin is primarily the mix between APC and FUEL CHEM revenues recognized during the quarter and to an improvement in APC gross margin for the three and six month periods ended June 30, 2019 and 2018 to 38% from 25% and 35% from 30%, respectively. The increase in APC gross margin is primarily due to project mix and timing of execution.

For the FUEL CHEM technology segment, the gross margin percentage increased to 50% from 48% and 49% and 48% for the three and six month periods ended June 30, 2019 and 2018.

Selling, general and administrative expenses (SG&A) were $4,455 and $4,763 for the three month periods ended June 30, 2019 and 2018 and $8,913 and $9,684 for six month periods ending June 30, 2019 and 2018, respectively. For the three and six month periods ended June 30, 2019, this represents a decrease of $308 and $771, respectively. For the three month period ended June 30, 2019 the decrease is the primary result of a reduction of employee related and other administrative costs of $193, professional and consulting services of $55 and a reduction in administrative costs relating to foreign subsidiaries of $60. For the six month period ended June 30, 2019 the decrease was primarily the result of a reduction in administrative costs relating to foreign subsidiaries of $583, largely driven by the suspension of the APC business operation in China, and a reduction in employee related and other administrative costs of $173. SG&A as a percentage of revenues increased to 50% from 40% and 47% from 39% in the three and six month periods ending June 30, 2019 and 2018. The increase in SG&A percentage is primarily attributed to the decrease in revenues due to the timing of project execution as well as lower new APC orders announced during 2018 and the first half of 2019.

During the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The activity of the Fuel Conversion discontinued operations consisted primarily of storage costs for the certain equipment held in Assets held for sale for the three and six month periods ended June 30, 2019 and 2018 of $9 and $74 and $19 and $99, respectively. The Fuel Conversion business segment had no revenues associated with it. The overall decline in the discontinued operations for the three and six month period ending June 30, 2019 in comparison to the same period in 2018 is due to the overall wind-down of operations for the Fuel Conversion discontinued operations.

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The Company recorded restructuring charges of $30 and $0 and $625 and $0 for the three and six months ended June 30, 2019 and 2018, respectively. The charge consisted primarily of one-time severance payments and the early termination penalty for our lease associated with the suspension of our APC business in China. For further information related to restructuring, refer to Note 5 - Restructuring Activities.

Research and development expenses for the three and six month periods ended June 30, 2019 was $205 and $471, respectively, and for the same periods in 2018 were $261 and $549, respectively. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies that include DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This technology has not yet met the criteria to be a separate operating segment under ASC 280 Segment Reporting. This infusion process has a variety of applications in the water and waste water industries, including remediation, treatment, biological activity and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Income tax expense for the three and six month periods ended June 30, 2019 and 2018 were $2 and $1 and $2 and $2, respectively. The Company is projecting a consolidated effective tax rate of 0% for 2019 which was lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three and six months ended June 30, 2019 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

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

Liquidity and Sources of Capital
On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At June 30, 2019, the Company had outstanding standby letters of credit totaling approximately $463 under the BMO Harris agreement. As of June 30, 2019, the Company held $502 in a separate restricted use designated BMO Harris Bank N.A. deposit account.

In connection with the transition to BMO Harris Bank N.A., the Company entered into an amendment under its U.S. Domestic credit facility (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) to reduce the maximum revolving credit borrowings from $5,500 to $2,750 and extended the maturity to December 31, 2019. Fuel Tech maintains the use of this Facility for its existing standby letters of credit. The Company intends to transition its existing letters of credit from JPM Chase to BMO Harris Bank, N.A. to not renew the Facility upon its maturity. The Facility is secured by $2,750 in cash held by the Company in a separate restricted use designated JPM Chase deposit account and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Outstanding borrowings under the Facility bear interest at a rate of LIBOR plus 300 basis points. There are no financial covenants set forth in this amendment to the Facility. As of June 30, 2019 and December 31, 2018, there were no outstanding borrowings on the credit facility.

At June 30, 2019 and December 31, 2018, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $2,550 and $5,028, respectively, under the Facility in connection with contracts in process. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At June 30, 2019 and December 31, 2018, approximately $200 and $443 was available for future borrowings under the Facility.

In the event of default on the JPM Chase domestic facility, the cross default feature in each allows the lending bank to accelerate the payments of any amounts outstanding and may, under certain circumstances, allow the bank to cancel the facility. If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing to satisfy the accelerated payment.

We continue to monitor our liquidity needs and in response to our continued losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future.
We have sustained losses from continuing operations during the six month period ended June 30, 2019 totaling $2,234. Our cash used from continuing operations for this same period totaled $2,804. We have taken measures to reduce our expense infrastructure and our ability to operate our base businesses prospectively is based on our ability to secure new orders in the APC business and our ability to successfully execute existing APC projects in line with our internal budgets.
Our cash balance as of June 30, 2019 totaled $14,919 (including restricted cash of $3,255), and our working capital totaled $21,155. We do not have any outstanding debt obligations other than our letters of credit, and our current credit agreement does not have any financial covenants as we have moved to a cash collateralized line of credit with our lender.
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
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 14. There was no change in the warranty liability balance during the six months ended June 30, 2019.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.        Exhibits

a.	Exhibits (all filed herewith)
	10.1	14th Amendment to Credit Agreement, dated as of June 19, 2019, by and among Fuel Tech, Inc., Fuel Tech, S.r.L., and JPMorgan Chase Bank, N.A.
	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	31.2	Certification of principal financial officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	32	Certification of CEO and principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	101.1	INSXBRL Instance Document
	101.2	SCHXBRL Taxonomy Extension Schema Document
	101.3	CALXBRL Taxonomy Extension Calculation Linkbase Document
	101.4	DEFXBRL Taxonomy Extension Definition Linkbase Document
	101.5	LABXBRL Taxonomy Extension Label Linkbase Document
	101.6	PREXBRL Taxonomy Extension Prevention Linkbase Document

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 8/13/2019	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: 8/13/2019	By:	/s/ James M. Pach
James M. Pach
Vice President, Treasurer and Controller
(Principal Financial Officer)