Form 10-Q
period 2019-09-30
FUEL TECH, INC.
filed 2019-11-13
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 31, 2019 there were outstanding 24,186,824 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the nine-month period ended September 30, 2019

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$12,850	$12,039
Restricted cash	988	6,020
Accounts receivable, net of allowance for doubtful accounts of $1,175 and $1,411, respectively	10,124	18,399
Inventories, net	291	957
Prepaid expenses and other current assets	1,834	3,184
Income taxes receivable	130	118
Total current assets	26,217	40,717
Property and equipment, net of accumulated depreciation of $25,993 and $26,528, respectively	5,712	5,976
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $6,611 and $6,608, respectively	966	1,164
Restricted cash	1,494	—
Right-of-use operating lease assets	1,104	—
Assets held for sale	—	485
Other assets	270	1,261
Total assets	$37,879	$51,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,618	$9,499
Accrued liabilities:
Operating lease liabilities - current	376	—
Employee compensation	661	1,563
Other accrued liabilities	2,419	6,099
Total current liabilities	6,074	17,161
Operating lease liabilities - non-current	715	—
Deferred income taxes	171	171
Other liabilities	278	335
Total liabilities	7,238	17,667
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 24,843,668 and 24,825,891 shares issued, and 24,186,824 and 24,170,585 shares outstanding, respectively	248	248
Additional paid-in capital	139,349	138,992
Accumulated deficit	(105,985)	(102,495)
Accumulated other comprehensive loss	(1,561)	(1,285)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,486)	(1,484)
Total stockholders’ equity	30,641	34,052
Total liabilities and stockholders’ equity	$37,879	$51,719
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$6,452	$16,070	$25,555	$40,708
Costs and expenses:
Cost of sales	3,563	10,654	14,754	26,545
Selling, general and administrative	3,822	4,105	12,735	13,789
Restructuring charge	—	—	625	—
Research and development	352	265	823	814
Intangible assets abandonment	76	—	127	317
	7,813	15,024	29,064	41,465
Operating income (loss) from continuing operations	(1,361)	1,046	(3,509)	(757)
Interest expense	(4)	—	(8)	—
Interest income	19	1	30	3
Other expense	71	8	(1)	(59)
Income (loss) from continuing operations before income taxes	(1,275)	1,055	(3,488)	(813)
Income tax expense	(21)	—	(23)	(2)
Net income (loss) from continuing operations	(1,296)	1,055	(3,511)	(815)
Income (loss) from discontinued operations (net of income tax benefit of $0 in 2019 and 2018)	18	(10)	(1)	(109)
Net income (loss)	$(1,278)	$1,045	$(3,512)	$(924)
Net income (loss) per common share:
Basic
Continuing operations	$(0.05)	$0.04	$(0.15)	$(0.04)
Discontinued operations	$—	$—	$—	$—
Basic net income (loss) per common share	$(0.05)	$0.04	$(0.15)	$(0.04)
Diluted
Continuing operations	$(0.05)	$0.04	$(0.15)	$(0.04)
Discontinued operations	$—	$—	$—	$—
Diluted net loss per common share	$(0.05)	$0.04	$(0.15)	$(0.04)
Weighted-average number of common shares outstanding:
Basic	24,187,000	24,171,000	24,183,000	24,162,000
Diluted	24,187,000	24,588,000	24,183,000	24,162,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(1,278)	$1,045	$(3,512)	$(924)
Other comprehensive income (loss):
Foreign currency translation adjustments	(337)	(263)	(276)	(441)
Unrealized losses from marketable securities, net of tax	—	—	—	(3)
Total other comprehensive income (loss)	(337)	(263)	(276)	(444)
Comprehensive income (loss)	$(1,615)	$782	$(3,788)	$(1,368)
See notes to condensed consolidated financial statements.

Fuel Tech, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2018:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2017	24,133	$248	$138,760	$(102,672)	$(768)	$76	$(1,472)	$34,172
Net loss				(216)				(216)
Foreign currency translation adjustments					416			416
Unrealized loss on marketable securities, net of tax					(1)			(1)
Stock compensation expense			(59)					(59)
Common shares issued upon vesting of restricted stock units	45							—
Treasury shares withheld	(10)						(10)	(10)
Adoption of ASC 606				205				205
Balance at March 31, 2018	24,168	$248	$138,701	$(102,683)	$(353)	$76	$(1,482)	$34,507
Net loss				(1,753)				(1,753)
Foreign currency translation adjustments					(594)			(594)
Unrealized loss on marketable securities, net of tax					(2)			(2)
Stock compensation expense			97					97
Common shares issued upon vesting of restricted stock units	4		(1)					(1)
Treasury shares withheld	(2)						(2)	(2)
Balance at June 30, 2018	24,170	$248	$138,797	$(104,436)	$(949)	$76	$(1,484)	$32,252
Net loss				1,045				1,045
Foreign currency translation adjustments					(263)			(263)
Unrealized loss on marketable securities, net of tax					—			—
Stock compensation expense			97					97
Balance at September 30, 2018	24,170	$248	$138,894	$(103,391)	$(1,212)	$76	$(1,484)	$33,131

Fuel Tech, Inc.
Condensed Statements of Stockholders’ Equity (Continued)
(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2019:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2018	24,170	$248	$138,992	$(102,495)	$(1,285)	$76	$(1,484)	$34,052
Net loss				(1,289)				(1,289)
Foreign currency translation adjustments					104			104
Stock compensation expense			96					96
Common shares issued upon vesting of restricted stock units	18							—
Treasury shares withheld	(2)						(2)	(2)
Adoption of ASC 842				22				22
Balance at March 31, 2019	24,186	$248	$139,088	$(103,762)	$(1,181)	$76	$(1,486)	$32,983
Net loss				(945)				(945)
Foreign currency translation adjustments					(43)			(43)
Stock compensation expense			123					123
Balance at June 30, 2019	24,186	$248	$139,211	$(104,707)	$(1,224)	$76	$(1,486)	$32,118
Net loss				(1,278)				(1,278)
Foreign currency translation adjustments					(337)			(337)
Stock compensation expense			138					138
Balance at September 30, 2019	24,186	$248	$139,349	$(105,985)	$(1,561)	$76	$(1,486)	$30,641

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net loss	$(3,512)	$(924)
Loss from discontinued operations	1	109
Net loss from continuing operations	(3,511)	(815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	644	502
Amortization	118	158
Loss (gain) on disposal of equipment	4	(11)
Provision for doubtful accounts, net of recoveries	—	(62)
Intangible assets abandonment	127	317
Stock-based compensation, net of forfeitures	357	135
Changes in operating assets and liabilities:
Accounts receivable	8,601	(7,192)
Inventories	654	280
Prepaid expenses, other current assets and other non-current assets	1,804	1,840
Accounts payable	(6,812)	3,896
Accrued liabilities and other non-current liabilities	(4,306)	(1,378)
Net cash used in operating activities - continuing operations	(2,320)	(2,330)
Net cash used in operating activities - discontinued operations	(21)	(334)
Net cash used in operating activities	(2,341)	(2,664)
Investing Activities
Purchases of equipment and patents	(431)	(392)
Proceeds from the sale of equipment	—	1
Net cash used in investing activities - continuing operations	(431)	(391)
Net cash provided by investing activities - discontinued operations (Note 4)	505	—
Net cash provided by (used in) investing activities	74	(391)
Financing Activities
Taxes paid on behalf of equity award participants	(2)	(12)
Net cash used in financing activities	(2)	(12)
Effect of exchange rate fluctuations on cash	(458)	(601)
Net decrease in cash, cash equivalents and restricted cash	(2,727)	(3,668)
Cash, cash equivalents, and restricted cash at beginning of period (Note 2)	18,059	14,386
Cash, cash equivalents and restricted cash at end of period (Note 2)	$15,332	$10,718
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies
Restricted cash
Restricted cash as of September 30, 2019 represents funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A. The balance of restricted cash totaling $2,482 is comprised of $988 in current assets relating to existing standby letters of credit with varying maturity dates and expire no later than September 30, 2020 and $1,494 in long-term assets will remain through the expiration dates of the underlying standby letter of credits (the latest maturity date is February 1, 2023) with BMO Harris Bank N.A. Refer to Note 10 Debt Financing for further information on the Cash Collateral Security agreement with BMO Harris Bank N.A.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$12,850	$12,039
Restricted cash included in current assets	988	6,020
Restricted cash included in long-term assets	1,494	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$15,332	$18,059

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
Disaggregated Revenue by Product Technology
The following table presents our revenues disaggregated by product technology:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Air Pollution Control
Technology solutions	$1,191	$10,202	$9,727	$25,516
Spare parts	299	334	832	863
Ancillary revenue	326	346	1,849	1,493
Total Air Pollution Control Technology revenues	1,816	10,882	12,408	27,872
FUEL CHEM
FUEL CHEM technology solutions	4,636	5,188	13,147	12,836
Total Revenues	$6,452	$16,070	$25,555	$40,708
Disaggregated Revenue by Geography
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$5,727	$11,629	$22,104	$30,701
Foreign Revenues
South America	282	278	474	904
Europe	283	1,907	1,568	4,935
Asia	160	2,256	1,409	4,168
Total Foreign Revenues	725	4,441	3,451	10,007
Total Revenues	$6,452	$16,070	$25,555	$40,708

Timing of Revenue Recognition
The following table presents the timing of our revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Products transferred at a point in time	$5,261	$5,868	$15,828	$15,192
Products and services transferred over time	1,191	10,202	9,727	25,516
Total Revenues	$6,452	$16,070	$25,555	$40,708

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At September 30, 2019 and December 31, 2018, contract assets were approximately $1,589 and $5,540, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $682 and $1,234, at September 30, 2019 and December 31, 2018, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the nine month period ended September 30, 2019, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $302 and $1,059 for the three and nine months ended September 30, 2019 and $7 and $2,165 for three and nine months ended September 30, 2018, respectively, which represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts.
As of September 30, 2019, we had six construction contracts in progress that were identified as loss contracts and a provision for losses of $74 was recorded in other accrued liabilities on the consolidated balance sheet. Refer to Footnote 14 for an accrual related to certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the customer contract. As of December 31, 2018, we had five construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $123 was recorded in other accrued liabilities on the consolidated balance sheet.
Remaining Performance Obligations
Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $6,773. The Company expects to recognize revenue on approximately $5,150 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	September 30, 2019	December 31, 2018
Trade receivables	$7,563	$14,261
Unbilled receivables	1,589	5,540
Insurance proceeds receivable (Note 14)	1,991	—
Other short-term receivables	156	9
Allowance for doubtful accounts	(1,175)	(1,411)
Total accounts receivable	$10,124	$18,399

4.    Discontinued Operations

During the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The components of the net assets of the Fuel Conversion discontinued operations are Assets held for sale (which consists primarily of certain equipment) on the Consolidated Balance Sheets totaling $0 and $485 as of September 30, 2019 and December 31, 2018, respectively. The Company sold the remaining Fuel Conversion equipment within Assets held for sale during the nine month period ended September 30, 2019 for sales proceeds net of selling costs of $505, resulting in a gain on sale of $20 recorded in discontinued operations.  Following the sale of the remaining Fuel Conversion equipment during the third quarter, the Company completed the wind-down activities associated with the Fuel Conversion business segment.

In addition, accrued severance of $0 and $65 is included in the other accrued liabilities line of the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. A total of $5 and $65 was paid during the three and nine months ended September 30, 2019.

The Fuel Conversion business segment had no other assets or liabilities associated with it.

The activity of the Fuel Conversion discontinued operations consisted primarily of storage costs for holding the equipment at a third-party location totaling $2 and $21 for the three and nine months ended September 30, 2019 and the gain on sale of $20 recorded in discontinued operations during the third quarter. The activity for the Fuel Conversion discontinued operations consisted of Research and Development, severance and other costs for the three and nine months ended September 30, 2018 of $10 and $109, respectively. The Fuel Conversion business segment had no revenues associated with it.

5.    Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its Air Pollution Control (“APC”) business operation in China. This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through September 30, 2019 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the remaining activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $47) in addition to collection efforts for the remaining accounts receivable.

The following table presents our revenues and net loss (which includes the Restructuring charge line item within the Condensed Statements of Operations) in China as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$—	$1,066	$311	$2,406
Net loss	(80)	(435)	(1,469)	(1,588)

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The following table presents net assets in China as follows:

	As of
	September 30, 2019	December 31, 2018
Total assets	$4,308	$8,546
Total liabilities	(266)	(2,953)
Total net assets	$4,042	$5,593

The Company incurred approximately $562 of severance costs relating to the suspension of the APC business in China, of which $90 and $562 were paid during the three and nine months ended September 30, 2019.

On January 23, 2019, the Company notified the landlord of our intention to early terminate the lease on July 22, 2019. The Company incurred an early termination penalty of $63 during the first quarter of 2019, which is included in restructuring expense for the nine months ended September 30, 2019.

The Company recorded restructuring charges of $0 and $625 for the three and nine months ended September 30, 2019 and $0 and $0 in 2018, respectively. The charge consisted primarily of one-time severance costs of $562 and the early termination penalty for our lease associated with the suspension of our APC business in China of $63. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities - Employee Compensation" line of the consolidated balance sheets for the three and nine months ending September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restructuring liability at beginning of period	$155	$188	$65	$391
Amounts expensed	—	—	625	—
Amounts paid	(155)	(93)	(690)	(296)
Restructuring liability at end of period	$—	$95	$—	$95

The restructuring liability for the three and nine months ended September 30, 2018 relates to severance costs associated with the suspension of the Fuel Conversion business segment.

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency translation
Balance at beginning of period	$(1,224)	$(950)	$(1,285)	$(772)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(337)	(263)	(276)	(441)
Balance at end of period	$(1,561)	$(1,213)	$(1,561)	$(1,213)
Available-for-sale marketable securities
Balance at beginning of period	$—	$1	$—	$4
Other comprehensive income:
Net unrealized holding loss (2)	—	—	—	(3)
Balance at end of period	$—	$1	$—	$1
Total accumulated other comprehensive loss	$(1,561)	$(1,212)	$(1,561)	$(1,212)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	In all periods presented, there were no realized holding gains or losses and therefore no amounts were reclassified to earnings.

7.    Treasury Stock
Common stock held in treasury totaled 656,844 and 655,306 with a cost of $1,486 and $1,484 at September 30, 2019 and December 31, 2018, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

8.    Earnings per Share
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three and nine months ended September 30, 2019 and for the nine months ended September 30, 2018, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. For the three months ended September 30, 2018, diluted earnings per share includes unexercised options and unvested RSUs since net income was generated in that period and the effect of those instruments is dilutive. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted-average shares	24,187,000	24,171,000	24,183,000	24,162,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	—	417,000	—	—
Diluted weighted-average shares	24,187,000	24,588,000	24,183,000	24,162,000

Fuel Tech had 1,269,000 and 1,286,000 weighted average equity awards outstanding at September 30, 2019 and 2018, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

9.    Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of September 30, 2019, Fuel Tech had 2,092,136 shares available for share-based awards under the 2014 Plan.

We did not record any excess tax benefits within income tax expense for the three and nine months ended September 30, 2019. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and nine months ended September 30, 2019. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options and restricted stock units, net of forfeited	$138	$97	$357	$135
Tax benefit of stock-based compensation expense	—	—	—	—
After-tax effect of stock-based compensation	$138	$97	$357	$135
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
Stock option activity for Fuel Tech’s Incentive Plans for the nine months ended September 30, 2019 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2019	932,500	$4.68
Granted	—	—
Exercised	—	—
Expired or forfeited	(185,000)	10.14
Outstanding on September 30, 2019	747,500	$3.33	4.98	$4
Exercisable on September 30, 2019	747,500	$3.33	4.98	$4
As of September 30, 2019, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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
At September 30, 2019, there is $489 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.56 years.
A summary of restricted stock unit activity for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2019	1,110,277	$1.21
Granted	228,135	1.52
Forfeited	—	—
Vested	(17,777)	1.59
Unvested restricted stock units at September 30, 2019	1,320,635	$1.26
The fair value of restricted stock that vested during the nine month period ending September 30, 2019 was $22.

Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the nine month periods ended September 30, 2019 and 2018, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

10.    Debt Financing

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At September 30, 2019, the Company had outstanding standby letters of credit totaling approximately $2,361 under the BMO Harris agreement. As of September 30, 2019, the Company held $2,482 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

In connection with the transition to BMO Harris Bank N.A., the Company canceled its U.S. Domestic credit facility with JPMorgan Chase Bank, N.A. effective on September 25, 2019.

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
Information about reporting segment net sales and gross margin from continuing operations are provided below:

Three months ended September 30, 2019	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$1,816	$4,636	$—	$6,452
Cost of sales	(1,197)	(2,366)	—	(3,563)
Gross margin	619	2,270	—	2,889
Selling, general and administrative	—	—	(3,822)	(3,822)
Research and development	—	—	(352)	(352)
Intangible assets abandonment	—	—	(76)	(76)
Operating income (loss) from continuing operations	$619	$2,270	$(4,250)	$(1,361)
 `

Three months ended September 30, 2018	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$10,882	$5,188	$—	$16,070
Cost of sales	(8,116)	(2,538)	—	(10,654)
Gross margin	2,766	2,650	—	5,416
Selling, general and administrative	—	—	(4,105)	(4,105)
Research and development	—	—	(265)	(265)
Operating income (loss) from continuing operations	$2,766	$2,650	$(4,370)	$1,046

Nine months ended September 30, 2019	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$12,408	$13,147	$—	$25,555
Cost of sales	(8,061)	(6,693)	—	(14,754)
Gross margin	4,347	6,454	—	10,801
Selling, general and administrative	—	—	(12,735)	(12,735)
Restructuring charge	—	—	(625)	(625)
Research and development	—	—	(823)	(823)
Intangible assets abandonment			(127)	(127)
Operating income (loss) from continuing operations	$4,347	$6,454	$(14,310)	$(3,509)

Nine months ended September 30, 2018	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$27,872	$12,836	$—	$40,708
Cost of sales	(20,040)	(6,505)	—	(26,545)
Gross margin	7,832	6,331	—	14,163
Selling, general and administrative	—	—	(13,789)	(13,789)
Research and development	—	—	(814)	(814)
Intangible assets abandonment	—	—	(317)	(317)
Operating income (loss) from continuing operations	$7,832	$6,331	$(14,920)	$(757)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
United States	5,727	11,629	22,104	30,701
Foreign	725	4,441	3,451	10,007
	6,452	16,070	25,555	40,708

	September 30, 2019	December 31, 2018
Assets:
United States	$29,437	$36,784
Foreign	8,442	14,935
	$37,879	$51,719

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

Leases
We have nine total operating leases which relate to both office space locations and certain office equipment. Our leases have remaining lease terms of 1 year to 6 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense for the three and nine months ended September 30, 2019 is as follows:

	For the Three Months ended September 30, 2019	For the Nine Months ended September 30, 2019
Operating lease cost	$171	$514
Short-term lease cost	1	135
Total lease cost	$172	$649

The weighted average remaining lease term was 4.33 years as of September 30, 2019. The weighted average discount rate was 3.52% as of September 30, 2019.

Remaining maturities of our existing lease liabilities as of September 30, 2019 were as follows:

Year Ending December 31,	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$160
2020	310
2021	218
2022	165
2023	152
Thereafter	196
Total lease payments	$1,201
Less imputed interest	(110)
Total	$1,091

The following is the balance sheet classification of our existing lease liabilities as of September 30, 2019:

Operating lease liabilities - current	$376
Operating lease liabilities - non-current	715
Total operating lease liabilities	$1,091

Supplemental cash flow information related to leases was as follows:

	For the Three Months ended September 30, 2019	For the Nine Months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$162	$505
Leased assets obtained in exchange for operating lease liabilities	154	482
13.    Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	September 30, 2019	December 31, 2018
Contract liabilities (Note 3)	$682	$1,234
Accrued remediation contingency (Note 14)	760	—
Other accrued liabilities	977	4,865
Total other accrued liabilities	$2,419	$6,099

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

During the fourth quarter of 2018, the Company was notified of certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the contract. The Company is in the process of remedying the non-conformance issues. During the first quarter of 2019, the Company filed a notice of claim with our insurance carrier and received a confirmation of insurance coverage. As a result, the company recorded $973 as expected insurance proceeds from our insurance carrier and $1,223 (including the insurance policy deductible of $250) as an accrued liability associated with the remedy of the non-conformance issues identified with our customer for the three months ended March 31, 2019. During the second quarter of 2019, we revised our claim estimate with our insurance carrier and recorded an additional $1,005 as expected insurance proceeds from our insurance carrier and an additional $1,005 as an accrued liability associated with the completion of the non-conformance issues for the three months ended June 30, 2019. As of September 30, 2019, we have total receivables from the insurance carrier of $1,991 in the accounts receivable line of the Consolidated Balance Sheets and a total accrued liability associated with the completion of the non-conformance issues of $760 in the other accrued liabilities line of the Consolidated Balance Sheets. The Company recorded the amount due from our insurance carrier as our insurance coverage and the terms are not in dispute and the claim submitted is consistent with the terms of insurance coverage provided. The Company currently has $500 of accounts receivable which is past due associated with this project. Upon satisfactory completion of non-conformance issues identified with the customer, the Company expects to collect the remaining accounts receivable due from the customer.

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

There was no change in the warranty liability balance during the nine months ended September 30, 2019 and 2018. The warranty liability balance was $159 at September 30, 2019 and 2018.

15.    Income Taxes

The Company’s effective tax rate is approximately 0% for the three and nine month periods ended September 30, 2019 and 2018, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three and nine month periods ended September 30, 2019 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three and nine month periods ended September 30, 2019 and 2018.

On April 3, 2019, the Company received notice from the Internal Revenue Service that our U.S. income tax return for the year ended December 31, 2016 is currently under audit.
Fuel Tech had no unrecognized tax benefits as of September 30, 2019 and December 31, 2018.

16.    Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC segment.  At both September 30, 2019 and December 31, 2018, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the nine months ended September 30, 2019 and 2018.
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

During the third quarter of 2019, the Company recorded an abandonment charge of $76 principally associated with the remaining patent assets in China which the Company elected to not maintain and abandon as a result of the planned suspension of the APC business operation in China. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge is included in “Intangible assets abandonment” line in the accompanying Condensed Statements of Operations for the three and nine months ended September 30, 2019.
There were no indications of intangible asset impairments for the nine month period ended September 30, 2019.

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three and nine month periods ending September 30, 2019 and 2018 were $6,452 and $16,070 and $25,555 and $40,708, respectively, representing a decrease of $9,618 or 60% and $15,153 or 37% versus the same periods last year.
The Air Pollution Control (APC) technology segment generated revenues of $1,816 and $12,408 for the three and nine month periods ending September 30, 2019, representing a decrease of $9,066 or 83% and $15,464 or 55% from the prior year amount of $10,882 and $27,872, respectively. The decrease in APC revenue was principally related to timing of project execution and the decline in backlog of $12.4 million at December 31, 2018 versus $22.1 million at December 31, 2017, resulting from lower new APC orders announced during 2018 and continuing through the first three quarters of 2019.
Consolidated APC backlog at September 30, 2019 was $6,773 versus backlog at December 31, 2018 of $12,384. Our current backlog consists of U.S. domestic projects totaling $5,423 and international projects totaling $1,350.
The FUEL CHEM® technology segment generated revenues of $4,636 and $13,147 for the three and nine months ended September 30, 2019, representing an decrease of $552 or 11% and an increase of $311 or 2% from the prior year amount of $5,188 and $12,836, respectively. The decrease in FUEL CHEM revenue for the three months ended September 30, 2019 as compared to the same period of the prior year was due to soft electric demand market and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than capacity. The increase in FUEL CHEM revenue for the nine months ended September 30, 2019 as compared to the same period of the prior year was principally related to the sale of equipment and installation of two new coal-fired units with a U.S. customer. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications, but our ability to attract new coal customers continues to be affected by the soft electric demand market and fuel switching as a result of low natural gas prices.

Consolidated gross margin percentage for the three month periods ended September 30, 2019 and 2018 was 45% and 34%, respectively, and was 42% and 35% for the nine month periods then ended. The overall increase in gross margin is primarily attributable to the mix between APC and FUEL CHEM revenues recognized during the quarter and to an improvement in APC gross margin for the three and nine month periods ended September 30, 2019 and 2018 to 34% from 25% and 35% from 28%, respectively. The increase in APC gross margin is primarily due to project mix and timing of execution.

For the FUEL CHEM technology segment, the gross margin percentage decreased to 49% from 51% for the three and nine month periods ended September 30, 2019 due to the customer make-up and its related margin mix profile. The gross margin percentage for the FUEL CHEM technology segment remained consistent at 49% for the three and nine month periods ended September 30, 2018.

Selling, general and administrative expenses (SG&A) were $3,822 and $4,105 for the three month periods ended September 30, 2019 and 2018 and $12,735 and $13,789 for nine month periods ending September 30, 2019 and 2018, respectively. For the three and nine month periods ended September 30, 2019, this represents a decrease of $283 and $1,054, respectively. For the three month period ended September 30, 2019, the decrease is the primary result of a reduction in administrative costs relating to foreign subsidiaries of $375 (largely driven by the suspension of the APC business operation in China), a reduction in other administrative costs relating to agent commissions and travel of $135 offset by an increase in employee related and other administrative costs of $85 and professional and consulting services of $142. For the nine month period ended September 30, 2019 the decrease was primarily the result of a reduction in administrative costs relating to foreign subsidiaries of $958, largely driven by the suspension of the APC business operation in China, and a reduction in other administrative costs primarily relating to agent commissions of $96. SG&A as a percentage of revenues increased to 59% from 26% and 50% from 34% in the three and nine month periods ending September 30, 2019 and 2018. The increase in SG&A percentage is primarily attributed to the decrease in revenues due to the timing of project execution as well as lower new APC orders announced during 2018 and the first three quarters of 2019.

During the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The activity of the Fuel Conversion discontinued operations consisted primarily of storage costs for holding the equipment at a third-party location totaling $2 and $21 for the three and nine months ended September 30, 2019 and the gain on sale of $20 recorded in discontinued operations during the third quarter. The activity for the Fuel Conversion discontinued operations consisted of Research and Development, severance and other costs for the three and nine months ended September 30, 2018 of $10 and $109, respectively. The Fuel Conversion business segment had no revenues associated with it. The Fuel Conversion business segment had no revenues associated with it. The overall reduction in the discontinued operations for the three and nine month period ending September 30, 2019 in comparison to the same period in 2018 is due to the overall wind-down of operations for the Fuel Conversion discontinued operations and offset with the gain on sale related to the sale of the remaining equipment in Assets held for sale of $20 recorded in discontinued operations during the third quarter of 2019.

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The Company recorded restructuring charges of $0 and $0 and $625 and $0 for the three and nine months ended September 30, 2019 and 2018, respectively. The charge consisted primarily of one-time severance payments and the early termination penalty for our lease associated with the suspension of our APC business in China. For further information related to restructuring, refer to Note 5 - Restructuring Activities.

Research and development expenses for the three and nine month periods ended September 30, 2019 was $352 and $823, respectively, and for the same periods in 2018 were $265 and $814, respectively. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies that include DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This technology has not yet met the criteria to be a separate operating segment under ASC 280 Segment Reporting. This infusion process has a variety of applications in the water and waste water industries, including remediation, treatment, biological activity and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Income tax expense for the three and nine month periods ended September 30, 2019 and 2018 were $21 and $0 and $23 and $2, respectively. The Company is projecting a consolidated effective tax rate of 0% for 2019 which was lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three and nine months ended September 30, 2019 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

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

Liquidity and Sources of Capital

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At September 30, 2019, the Company had outstanding standby letters of credit totaling approximately $2,361 under the BMO Harris agreement. As of September 30, 2019, the Company held $2,482 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

In connection with the transition to BMO Harris Bank N.A., the Company canceled its U.S. Domestic credit facility with JPMorgan Chase Bank, N.A. effective on September 25, 2019.

We continue to monitor our liquidity needs and in response to our continued losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future.
We have sustained losses from continuing operations during the nine month period ended September 30, 2019 totaling $3,512. Our cash used from continuing operations for this same period totaled $2,320. We have taken measures to reduce our expense infrastructure and our ability to operate our base businesses prospectively is based on our ability to secure new orders in the APC business and our ability to successfully execute existing APC projects in line with our internal budgets.
Our cash balance as of September 30, 2019 totaled $15,332 (including restricted cash of $2,482), and our working capital totaled $20,143. We do not have any outstanding debt obligations other than for our outstanding letters of credit, and our current credit agreement does not have any financial covenants as we are currently in a Cash Collateral Security agreement with our lender.
We have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control and FUEL CHEM, as well as our efforts to wind-down our APC operations in China. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, and c) the costs of winding up our Fuel Conversion business and APC operations in China as well as other research and development initiatives.
Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and FUEL CHEM businesses.
Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 14. There was no change in the warranty liability balance during the nine months ended September 30, 2019.
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
Fuel Tech is also exposed to changes in interest rates primarily due to its debt facility (refer to Note 10 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2019.

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

Date: 11/13/2019	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: 11/13/2019	By:	/s/ James M. Pach
James M. Pach
Vice President, Treasurer and Controller
(Principal Financial Officer)