Form 10-K
period 2019-12-31
FUEL TECH, INC.
filed 2020-03-12
CIK 846913

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $27,483,901 based on the closing sale price as reported on the NASDAQ National Market System.
As of February 28, 2020, there were 24,592,578 shares of common stock outstanding.
Documents incorporated by reference:
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 20, 2020 are incorporated by reference into Part III.

TABLE OF DEFINED TERMS

Term	Definition
AIG	Ammonia Injection Grid
APC	Air Pollution Control Technology
ASCR™	A trademark used to describe our Advanced Selective Catalytic Reduction process
CFD	Computational Fluid Dynamics
EPA	The U.S. Environmental Protection Agency
ESP	Electrostatic Precipitator
FGC	Flue Gas Conditioning
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

December 31, 2019

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

•
The Company’s nitrogen oxide (NOx) reduction technologies include advanced combustion modification techniques and post-combustion NOx control approaches, including NOxOUT®, HERT™, and Advanced SNCR systems, ASCR™ Advanced Selective Catalytic Reduction systems, and I-NOx® Integrated NOx Reduction Systems, which utilize various combinations of these systems, along with the UDI™ Urea Direct Injection system for SCR reagent supply, and the ULTRA® process for safe ammonia generation. These technologies have established Fuel Tech as a leader in NOx reduction, with installations on over 1,100 units worldwide.

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

•
Water treatment technologies include DGI™ Dissolved Gas Infusion Systems which utilize a patented nozzle to provide a competitive advantage over conventional utility and industrial aeration. An innovative alternative to current aeration technology among other applications, DGI systems can deliver supersaturated oxygen solutions and other gas-water combinations to target process applications or environmental issues. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance. The water treatment technology is not yet operational and there are currently no revenues associated with it.

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
Clean Air Act: The Clean Air Act (CAA) requires the U.S. Environmental Protection Agency (EPA) to establish national ambient air quality standards (NAAQS) at levels that are protective of public health with an adequate margin of safety. The six pollutants specified include: Ozone (O3), Particulate Matter (PM), Nitrogen Dioxide (NO2), Sulfur Dioxide (SO2), Lead, and Carbon Monoxide (CO). The NAAQS provisions require that states comply with ozone and particulate emissions standards. NOx emissions are a precursor to ozone formation and also contribute to fine particulate emissions (PM2.5). NOx emissions were targeted as contributors to fine particulate emissions and ozone emissions. Since 1990, programs have been established by the EPA at the regional and federal level to help states in their mission to define and meet their State Implementation Plans (SIPs) for attainment. NAAQS PM standards were issued in 1997, with more stringent standards issued in 2006 and 2012. The NAAQS ozone standards issued in 1997 were made more stringent in 2008. On October 1, 2015, the EPA strengthened the NAAQS for ground-level ozone by reducing the minimum acceptable level from 75 to 70 parts per billion (ppb). Implementation of the 2015 NAAQS standards started in 2018 with finalization of the area designations. A number of Eastern States are considering NOx reduction system upgrades for existing sources to meet the 70 ppb requirement. 2020 NAAQS ozone standards are expected to remain at the 2015 limit.
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

Regulations and Markets: International
We also sell air pollution control systems outside the United States, specifically in Europe, Latin America, India (under a license agreement) and in the Pacific Rim. The demand for our technologies comes from specific governmental regulations in NOx and PM emission limits which vary by country. We expect that there will be further opportunities to implement our technologies globally in established as well as new geographies in 2020.

The European Union published the BREF (Best Available Reference Technology) emission guidelines in mid 2017 that further lowered emission targets over a span of the next four years. The compliance timeline is expected to be extended due to slow initial adoption. These measures are expected to lower the environmental impact of more than 3,000 large combustion plants throughout the European Union. Moreover, European countries that are not current EU members are expected to adopt these new standards as part of their approach to gain EU membership. Despite the significant expansion of renewable energy throughout Europe, the EU and neighboring states still rely heavily on coal generation to provide a stable base load to their power and heating demands. The BREF guidelines reduce NOx limit values by up to 25% which will require an upgrade of the first-generation NOx abatement systems, and that is expected to present new opportunities for Fuel Tech. However, the pace of implementation will still be dependent on each country's internal processes. European engineering companies are also supplying systems to industrial and utility customers globally. Fuel Tech’s NOx control technologies can be integrated into these systems.

The Indian government's initial compliance deadline of December 2017 has been delayed, but adoption of emission control technologies has started and it is expected to continue in 2020. The primary control technology under implementation is FGD systems for SOx abatement. The Indian government appears to be backing off the original NOx emission control targets for pre-2016 coal fired stations and this action is expected to significantly reduce demand for SNCR systems from levels previously projected. Particulate Matter (PM) emission reductions continue to be an area of focus in the country which presents an opportunity for Fuel Tech’s DFGC technology application. These technologies will be implemented through a collaboration with our local partner ISGEC.

Elsewhere in Southeast Asia, particulate emissions due to poor performing ESPs have been gaining attention by local authorities. Power generators in several countries like Vietnam, Malaysia and the Philippines are actively looking for corrective options and this presents Fuel Tech with opportunities to bring our DFGC technology to these markets.
Products
Our NOx reduction and particulate control technologies are installed worldwide on over 1,200 combustion units, including utility, industrial and municipal solid waste applications. Our products include customized NOx control systems and our patented ULTRA®technology, which converts urea-to-ammonia on site and provides safe reagent for use in Selective Catalytic Reduction (SCR) systems.

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

•
ESP Processes and Services: ESP technologies for particulate control include Electrostatic Precipitator (ESP) products and services including ESP Inspection Services, Performance Modeling, and Performance and Efficiency Upgrades, along with complete turnkey capability for ESP retrofits. Flue gas conditioning (FGC) systems include treatment using sulfur trioxide (SO3) and ammonia (NH3) based systems to improve the performance of ESPs by modifying the properties of the fly ash particle. Our ULTRA technology can provide the ammonia system feed requirements for FGC applications as a safe alternative to ammonia reagent-based systems. FGC systems offer a lower capital cost approach to improving ash particulate capture versus the alternative of installing larger ESPs or utilizing fabric filter technology to meet targeted emissions and opacity limits. Fuel Tech’s particulate control technologies have been installed on more than 125 units worldwide.

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

A market factor for the APC product line is the continued use of coal for global electricity production. Coal currently accounts for approximately 25% of all U.S. electricity generation and roughly 59% of Chinese electricity generation. Major coal consumers include China, the United States and India. The growth of natural gas in the U.S. for industrial applications has increased the need for SCR technology since it often meets the definition of Best Available Control Technology and is required on new industrial units.

Sales of APC products were $14.1 million, $38.4 million, and $27.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

APC Competition
Competition with our NOx reduction suite of products may be expected from companies supplying SCR Systems and ammonia SNCR Systems, urea SNCR systems, ESP retrofits and FGC technologies. In addition, we experience competition in the urea-to-ammonia conversion market.
The SCR process is an effective and proven method of control for removal of NOx up to 90%. SCR systems have a high capital cost of $300+/kW on retrofit coal applications. Companies including GE, Babcock Power, Babcock & Wilcox (B&W) Company, CECO Environmental and Mitsubishi Hitachi, are active SCR system and reagent feed system providers.
The use of both urea and ammonia as the reagent for the SNCR process can reduce NOx by 30% - 70%, depending on a number of factors. Ammonia can be effective on incinerators and on Circulating Fluidized Bed combustion units, but has limited applicability for most utility boilers, where urea is dominant. Both urea and ammonia SNCR system capital costs range from $5 - $20/kW, with annualized operating costs ranging from $1,000 - $3,000/ton of NOx removed. The ammonia-based systems utilize either anhydrous or aqueous ammonia, both of which are hazardous substances. Competitors for ammonia based SNCR include CECO Environmental, B&W, and Yara, with Hamon and B&W for urea based SNCR systems.
ESP retrofit competitors include B&W, Southern Environmental and Hamon. Flue Gas Conditioning competition includes Wahlco, Inc. and Chemithon, Inc.
Lastly, with respect to urea-to-ammonia conversion technologies, a competitive approach to our controlled urea decomposition system competes with Harmon and Wahlco, which manufacture a system that hydrolyzes urea under high temperature and pressure.

APC Backlog
Consolidated APC segment backlog at December 31, 2019 was $9.7 million versus backlog at December 31, 2018 of $12.4 million. The Company expects to recognize revenue on approximately $5.8 million of the backlog over the next 12 months with the remaining recognized thereafter.

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
A key market factor for this product line is the continued use of coal for global electricity production. Coal currently accounts for approximately 25% of all U.S. electricity generation and roughly 59% of Chinese electricity generation. Major coal consumers include the United States, China and India. Additional market dynamics include a growing, worldwide utilization of biomass for both steam and electrical production, as well as the strengthening of the pulp and paper industry worldwide, resulting in black liquor recovery boilers needing to maximize throughput. A new potential driver in the US is the Affordable Clean Energy (ACE) Rule finalized by EPA in 2019 as a replacement for the Clean Power Plan which EPA repealed. This Rule calls for the use of a wide range of available boiler heat rate improvement technologies to improve efficiency to reduce greenhouse gas emissions.
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

Sales of the FUEL CHEM products were $16.4 million, $18.1 million, and $17.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
INTELLECTUAL PROPERTY

The majority of our products are protected by U.S. and non-U.S. patents.  We own 54 granted patents worldwide and 15 allowed utility model patents in China.  We have 16 patent applications pending; including 6 in the United States and 10 in non-U.S. Jurisdictions.  These patents and applications cover some 29 inventions, 15 associated with our NOx reduction business, 12 associated with the FUEL CHEM business, and two associated with water treatment. Our granted patents have expiration dates ranging from July of 2020 to September of 2039.
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
EMPLOYEES

At December 31, 2019, we had 82 employees, 75 in North America, two in China and five in Europe. We enjoy good relations with our employees and are not a party to any labor management agreement.

RELATED PARTIES

Douglas G. Bailey, a member of our Board, is a stockholder of American Bailey Corporation (ABC), which is a related party. Please refer to Note 12 to the consolidated financial statements in this Form 10-K for information about our transactions with ABC. Additionally, see the more detailed information relating to this subject under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be distributed in connection with our 2020 Annual Meeting of Stockholders, which information is incorporated by reference.

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
Our Results May Be Affected By Foreign Operations
We currently have foreign operations predominantly in Europe with our offices located in Gallarate, Italy. The future business opportunities in this market are dependent on the continued implementation and enforcement of regulatory policies that will benefit our technologies, the acceptance of our engineering solutions in such markets, the ability of potential customers to utilize our technologies on a competitive, cost-effective basis, and our ability to protect and enforce our intellectual property rights.
On January 17, 2019, we announced the suspension of further business development activity for its Air Pollution Control operation in Beijing, China. Our future financial results will be impacted by our ability to successfully complete the remaining wind-down activities in Beijing during 2020.
In 2012, we expanded our operations in Latin and South America by establishing a wholly-owned subsidiary in Chile. We are in the process of successfully completing the closure of this subsidiary in Chile during 2020 given all of our existing Air Pollution Control operations are now complete.
Our Operating Results May Be Adversely Affected by Product Pricing
The onset of significant competition for either of the technology segments might require us to lower our product prices in order to remain competitive and have a corresponding adverse impact on our realized gross margins and operating profitability. See the risk factor entitled “We Face Substantial Competition” above.
We May Not Be Able to Purchase Raw Materials on Commercially Advantageous Terms
Our FUEL CHEM technology segment is dependent, in part, upon a supply of magnesium hydroxide. Any adverse changes in the availability of this chemical will likely have an adverse impact on ongoing operation of our FUEL CHEM programs. On March 4, 2009, we entered into a Restated Product Supply Agreement (“PSA”) with Martin Marietta Magnesia Specialties, LLC (MMMS) in order to assure the continuance of a stable supply from MMMS of magnesium hydroxide products for our requirements in the United States and Canada. The term of the PSA expires on December 31, 2021. Pursuant to the PSA, MMMS supplies us with magnesium hydroxide products manufactured pursuant to our specifications and we have agreed to purchase from MMMS, and MMMS has agreed to supply, 100% of our requirements for such magnesium hydroxide products for our customers who purchase such products for delivery in the United States and Canada. There can be no assurance that we will be able to obtain a stable source of magnesium hydroxide in markets outside the United States.
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

An outbreak of disease or similar public health threat, such as the coronavirus, could have a material adverse impact on the Company's business, operating results and financial condition.

An outbreak of disease or similar public health threat, or fear of such an event, could have a material adverse impact on the Company's business, financial condition and operating results.

In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China. The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern." Since we are in the process of suspending our operations in Beijing, China and have current operations in Gallarate, Italy, the impact of COVID-19 could have a significant impact in being able to conduct business in those geographies which could affect the Company's operational and financial performance.

ITEM 1B - UNRESOLVED STAFF COMMENTS
None

ITEM 2 - PROPERTIES
We own an office building in Warrenville, Illinois, which has served as our corporate headquarters since June 23, 2008. This facility, with approximately 40,000 square feet of office space, is sufficient to meet our requirements for the foreseeable future.
We also operate from leased office facilities and we do not segregate any of these leased facilities by operating business segment. The terms of the Company's four primary lease arrangements are as follows:

•	The Gallarate, Italy building lease, for approximately 1,636 square feet, runs from May 1, 2019 to April 30, 2025. This facility serves as the operating headquarters for our European operations.

•	The Westlake, Ohio building lease, for approximately 3,000 square feet, runs from May 1, 2017 to April 30, 2020. This facility houses engineering operations.

•
The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs from September 1, 2013 to December 31, 2020. This facility serves as an outside warehouse facility. On January 30, 2020, the Company extended the lease for three years to expire on December 31, 2023.

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

ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market
Our Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc, where it trades under the symbol FTEK.
Prices
The table below sets forth the high and low sales prices during each calendar quarter since January 2018.

2019	High	Low
Fourth Quarter	$1.08	$0.84
Third Quarter	1.43	0.82
Second Quarter	2.80	1.22
First Quarter	1.85	1.17

2018	High	Low
Fourth Quarter	$1.49	$1.15
Third Quarter	1.42	0.97
Second Quarter	1.42	1.00
First Quarter	1.57	1.00

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

Holders

As of February 28, 2020, there were 89 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

NASDAQ Delisting Notice

On January 7, 2020, Fuel Tech, Inc. (the “Company”) received a letter from the Listing Qualifications Department of The NASDAQ Stock Market (“NASDAQ”) notifying the Company that, based upon the closing bid price of the Company’s common stock that trades under the symbol “FTEK” (“Common Stock”), for the last 30 consecutive business days the Common Stock did not meet the minimum bid price of $1.00 per share required for continued listing on NASDAQ pursuant to NASDAQ Listing Rule 5450(a)(1) (the “Minimum Bid Rule”), initiating an automatic 180 calendar-day grace period for the Company to regain compliance.

The notice has no immediate effect on the listing or trading of the Company’s Common Stock, and the Common Stock will continue to trade on the NASDAQ under the symbol “FTEK”.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the notification, or until July 6, 2020 to achieve compliance with the Minimum Bid Rule. The Company will regain compliance with the Minimum Bid Rule if at any time before July 6, 2020, the bid price for the Company’s Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days.

The Company intends to meet the requirements for the Minimum Bid Rule in the future. This may include seeking the approval of stockholders at the Company’s next annual meeting to effect a reverse stock split.

Performance Graph

The following line graph compares our total return to stockholders per common share for the five years ended December 31, 2019 to that of the NASDAQ Composite Index and the S&P Global Clean Energy Index Fund for the period December 31, 2014 through December 31, 2019. The graph tracks the performance of a $100 investment in the Company's common stock and in each of the indexes (with the reinvestment of all dividends) on December 31, 2014.

ITEM 6 - SELECTED FINANCIAL DATA
Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2019. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and the schedules thereto.

	For the years ended December 31
CONSOLIDATED STATEMENT OF OPERATIONS DATA	2019	2018	2017	2016	2015
(in thousands of dollars, except for share and per-share data)
Revenues	$30,467	$56,535	$45,166	$55,161	$73,664
Cost of sales	19,637	36,471	27,144	36,367	45,107
Selling, general and administrative	17,191	18,564	20,933	25,564	30,897
Restructuring charge	625	—	119	1,428	219
Research and development	1,127	1,073	1,070	1,752	1,447
Impairment and abandonment charges	127	317	2,965	2,074	1,425
Operating (loss) income from continuing operations	(8,240)	110	(7,065)	(12,024)	(5,431)

Net loss from continuing operations	(7,851)	85	(6,535)	(14,588)	(9,554)
Loss from discontinued operations	(1)	(113)	(3,914)	(2,800)	(2,826)
Net loss	$(7,852)	$(28)	$(10,449)	$(17,388)	$(12,380)

Net loss per common share:
Basic
Continuing operations	$(0.32)	$—	$(0.28)	$(0.62)	$(0.41)
Discontinued operations	—	—	(0.16)	(0.12)	(0.13)
Basic net loss per common share	$(0.32)	$—	$(0.44)	$(0.74)	$(0.54)
Diluted
Continuing operations	$(0.32)	$—	$(0.28)	$(0.62)	$(0.41)
Discontinued operations	—	—	(0.16)	(0.12)	(0.13)
Diluted net loss per common share	$(0.32)	$—	$(0.44)	$(0.74)	$(0.54)

Weighted-average basic shares outstanding	24,202,000	24,164,000	23,872,000	23,365,000	23,101,000
Weighted-average diluted shares outstanding	24,202,000	24,164,000	23,872,000	23,365,000	23,101,000

	December 31
CONSOLIDATED BALANCE SHEET DATA	2019	2018	2017	2016	2015
(in thousands of dollars)
Working capital	$16,698	$23,556	$18,025	$26,585	$35,865
Total assets	32,224	51,719	50,484	57,788	76,011
Long-term obligations	286	335	420	346	501
Total liabilities	6,049	17,667	16,312	15,099	17,740
Stockholders’ equity (1)	26,175	34,052	34,172	42,689	58,271
Notes:

(1)	Stockholders’ equity includes the principal amount of nil coupon non-redeemable perpetual loan notes. See Note 7 to the consolidated financial statements.

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

The key market dynamic for both technology segments is the continued use of fossil fuels, especially coal, as the principal fuel source for global electricity production. Coal currently accounts for approximately 25% of all U.S. electricity generation and roughly 59% of Chinese electricity generation. Major coal consumers include China, the United States and India.

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
Fuel Tech has installed over 1,100 units with APC technology and normally provides performance guarantees to our customers based on the operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

As of December 31, 2019 we had three construction contracts in progress that were identified as loss contracts and a provision for losses of $26 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2018, we had five construction contracts in progress that were identified as loss contracts and a provision for losses of $123 was recorded in other accrued liabilities on the consolidated balance sheet.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2019 and 2018, contract assets were approximately $1,857 and $5,540, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $712 and $1,234 at December 31, 2019 and 2018, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

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

Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of a reporting unit to its carrying value. Fuel Tech uses a discounted cash flow (DCF) model to determine the current fair value of its FUEL CHEM reporting unit as this methodology was deemed to best quantify the present values of our expected future cash flows and yield a fair value that should be in line with the aggregate market value placed on the outstanding number of Common Shares as reflected by the current stock price multiplied by the outstanding common shares. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Events outside our control, specifically market conditions that impact revenue growth assumptions, could significantly impact the fair value calculated. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

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
Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2019 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Long-lived assets, including property, plant and equipment (PP&E) and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. Due to the existence of impairment indicators as more fully described in Note 1 to our consolidated financial statements, we performed a more detailed analysis of potential long-lived and intangible asset impairment in the APC technology asset group during the fourth quarter of 2019 using the aforementioned undiscounted cash flows analysis.

During the second and third quarters of 2019, the Company recorded an abandonment charge of $127 principally associated with the remaining patent assets in China which the Company elected to not maintain and abandon as a result of the planned suspension of the APC business operation in China. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the year then ended December 31, 2019.

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
Valuation Allowance for Deferred Income Taxes

Deferred tax assets represent deductible temporary differences and net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized. At the end of each reporting period, management reviews the realizability of the deferred tax assets. As part of this review, we consider if there are taxable temporary differences that could generate taxable income in the future, if there is the ability to carry back the net operating losses or credits, if there is a projection of future taxable income, and if there are any tax planning strategies that can be readily implemented. As required by ASC 740 "Income Taxes", a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment resulted in a valuation allowance on our deferred tax assets of $15,394, $13,044 and $12,234 for the years ended December 31, 2019, 2018 and 2017 respectively.

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

In addition, we utilize a Monte Carlo valuation pricing model to determine the fair value of certain restricted stock units (RSUs) that contain market conditions. Determining the fair value of these RSUs requires judgment and involves simulating potential future stock prices based on estimates for the risk-free interest rate, stock volatility, and correlations between our stock price and the stock prices of a peer group of companies. If any of these assumptions differ significantly from actual results, stock-based compensation expense could be impacted. There were no stock options or RSUs granted during the year ended December 31, 2019.

Recently Adopted Accounting Standards

Leases

On January 1, 2019, we adopted ASC 842 using the modified retrospective method outlined in ASU 2018-11, “Leases (Topic 842) Targeted Improvements.” Refer to Note 10 for further details regarding the effect of adoption. We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use ("ROU") operating lease assets, operating lease liabilities - current, and operating lease liabilities - non-current on our Consolidated Balance Sheets.

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

Revenue

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

Other Accounting Pronouncements

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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new rules reduce complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new rules also simplify accounting for franchise taxes that are partially based on income,  transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new rules will be effective for the Company in the first quarter of 2021, with early adoption permitted. The ASU permits either a retrospective basis or a modified retrospective transition approach. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will become effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently in the process of evaluating the impact of adoption, but we do not believe the adoption of this standard will have a material impact on our financial statements.
2019 versus 2018

Highlights for the year ended December 31, 2019, compared to 2018:

	For the years ended December 31,
	2019	2018	Change
Revenues	$30,467	$56,535	$(26,068)
Costs and expenses:
Cost of sales	19,637	36,471	(16,834)
Selling, general and administrative	17,191	18,564	(1,373)
Restructuring charge	625	—	625
Research and development	1,127	1,073	54
Intangible assets abandonment and building impairment	127	317	(190)
Total Costs and Expenses	38,707	56,425	(17,718)
Operating income (loss) from continuing operations	(8,240)	110	(8,350)
Interest income	41	6	35
Foreign exchange gain	370	—	370
Other expense	(8)	2	(10)
Income (loss) from continuing operations before income taxes	(7,837)	118	(7,955)
Income tax benefit (expense)	(14)	(33)	19
Net income (loss) from continuing operations	(7,851)	85	(7,936)
Loss from discontinued operations (net of income tax benefit of $0 in 2019 and 2018)	(1)	(113)	112
Net loss	$(7,852)	$(28)	$(7,824)

Revenues
Revenues for the years ended December 31, 2019 and 2018 were $30,467 and $56,535, respectively. The year-over-year decrease of $26,068 or 46%, was driven by decreased revenue in both APC and FUEL CHEM technology segments in our United States (U.S.) operations. Our U.S. revenues decreased by $18,005 or 41% from $43,887 to $25,882, and our international revenues decreased by $8,063 or 64% from $12,648 to $4,585.

Revenues for the APC technology segment were $14,082 for the year ended December 31, 2019, a decrease of $24,335, or 63%, versus fiscal 2018. The decrease in APC revenue for the twelve month period ending December 31, 2019 in comparison to prior year amount was principally related to the timing of project execution and the decline in backlog of $9.7 million and $12.4 million, for the years ended December 31, 2019 and 2018 respectively.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2019 were $16,385, a decrease of $1,733, or 10% versus fiscal 2018. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications, but our ability to attract new coal customers continues to be affected by the soft electric demand market and fuel switching as a result of low natural gas prices.

Cost of sales and gross margin
Consolidated cost of sales for the years ended December 31, 2019 and 2018 were $19,637 and $36,471, respectively. Consolidated gross margin percentages for the years ended December 31, 2019 and 2018 were 36% and 35%, respectively. The gross margins for the APC technology segment decreased to 20% in 2019 from 29% in 2018. The overall decrease in gross margin in the APC technology segment from 2018 to 2019 is primarily due to project mix, timing of project execution and $2,241 of remediation costs incurred during 2019 to address non-conformance issues under the terms of a contract with a U.S. customer. Gross margin percentage for the FUEL CHEM technology segment decreased to 49% from 50% for the years ended December 31, 2019 and 2018.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2019 and 2018 were $17,191 and $18,564, respectively. The decrease of $1,373 or 7%, is primarily attributed to the following:

•	A decrease in employee related costs of $616

•	A decrease in office and administrative costs relating to our foreign subsidiaries of $788 primarily related to the suspension of the APC business in Beijing, China

•	An increase in other administrative costs of $31

Restructuring charge
Restructuring costs were $625 and $0 for the years ended December 31, 2019 and 2018. On January 18, 2019, the Company announced a planned suspension the APC business operation in China. This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business includes staff rationalization, supplier and partner engagement, and the monetization of certain assets. See Note 16, Restructuring Activities, for further discussion.

Research and development
Research and development (“R&D”) expenses were $1,127 and $1,073 for the years ended December 31, 2019 and 2018, respectively.

Intangible assets abandonment and building impairment
During the second and third quarter of 2019, the Company recorded an abandonment charge of $127 principally associated with the remaining patent assets in China which the Company elected to not maintain and abandon as a result of the planned suspension of the APC business operation in China. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the year then ended December 31, 2019.

In the second quarter of 2018, Fuel Tech recorded an abandonment charge of $317 associated with certain international patent assets which the Company elected to not maintain and abandon in certain international locations due to limited business opportunities in those regions. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge of $317 is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the twelve months ended December 31, 2019.

Interest income
Interest income for the year ended December 31, 2019 increased by $35 to $41 versus $6 in 2018.

Foreign exchange gain
Foreign exchange gain for the year ended December 31, 2019 of $370 primarily relates to realized foreign currency gains associated with the planned liquidation of the subsidiary in Chile.

Other expense
Other expenses remained consistent for the years ended December 31, 2019 and 2018 of $(8) from $2.

Income tax benefit (expense)
For the year ended December 31, 2019, we recorded an income tax expense of $14 on pre-tax loss of $7,837. Our effective tax rates were 0.2% and 676.3% for the years ended December 31, 2019 and 2018, respectively. The effective tax rate for the year-ended December 31, 2019, differed from the federal statutory rate of 21% as a result of establishing a deferred tax liability associated with a certain book-to-tax timing difference. For the year ended December 31, 2018, we recorded an income tax benefit of $33 on pre-tax loss of $118. The effective tax rate for the year-ended December 31, 2018 differed from the federal statutory rate of 34% as a result of net operating losses generated in the United States, China, and Italy, which were offset by establishment of full valuation allowances. The full valuation allowances previously established apply for the year ended December 31, 2019 as well.

Loss from discontinued operations
The activity of the Fuel Conversion discontinued operations consisted of Research and Development, severance, an impairment charge and other costs for the years ended December 31, 2019 and 2018 of $1 and $113, respectively. The activity of the Fuel Conversion discontinued operations consisted primarily of storage costs for holding the equipment at a third-party location totaling $21 for the year ended December 31, 2019 and the gain on sale of $20 from the sale of the remaining Fuel Conversion Assets Held for Sale recorded in discontinued operations. The loss from discontinued operations in the Consolidated Statement of

Operations for the year ended December 31, 2018 includes an impairment charge related to the Carbonite patent assets of $56 during the second quarter of 2018 as a result of not being able to reach an agreement with a third-party to acquire or license the Carbonite technology in combination with the sale of certain equipment included in Assets held for sale.

2018 versus 2017

Highlights for the year ended December 31, 2018, compared to 2017:

	For the years ended December 31,
	2018	2017	Change
Revenues	$56,535	$45,166	$11,369
Costs and expenses:
Cost of sales	36,471	27,144	9,327
Selling, general and administrative	18,564	20,933	(2,369)
Restructuring charge	—	119	(119)
Research and development	1,073	1,070	3
Intangible assets abandonment and building impairment	317	2,965	(2,648)
Total Costs and Expenses	56,425	52,231	4,194
Operating income (loss) from continuing operations	110	(7,065)	7,175
Interest income	6	10	(4)
Foreign exchange gain	—	—	—
Other expense	2	(60)	62
Income (loss) from continuing operations before income taxes	118	(7,115)	7,233
Income tax benefit (expense)	(33)	580	(613)
Net income (loss) from continuing operations	85	(6,535)	6,620
Loss from discontinued operations (net of income tax benefit of $0 in 2018 and 2017)	(113)	(3,914)	3,801
Net loss	$(28)	$(10,449)	$10,421

Revenues
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

Cost of sales and gross margin
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

Restructuring charge
Restructuring costs were $0 and $119 in connection with the workforce reduction for the years ended December 31, 2018 and 2017. See Note 15, Restructuring Activities, for further discussion.

Research and development
Research and development (“R&D”) expenses were $1,073 and $1,070 for the years ended December 31, 2018 and 2017, respectively.

Intangible assets abandonment and building impairment
In the second quarter of 2018, Fuel Tech recorded an abandonment charge of $317 associated with certain international patent assets which the Company elected to not maintain and abandon in certain international locations due to limited business opportunities in those regions. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge of $317 is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the twelve months ended December 31, 2018.

Interest income
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

Income tax benefit (expense)
For the year ended December 31, 2018, we recorded an income tax expense of $33 on pre-tax income of $118. Our effective tax rates were 676.3% and 4.5% for the years ended December 31, 2018 and 2017, respectively. The effective tax rate for the year-ended December 31, 2018, differed from the federal statutory rate of 21% as a result of establishing a deferred tax liability associated with a certain book-to-tax timing difference. For the year ended December 31, 2017, we recorded an income tax benefit of $580 on pre-tax loss of $7,115. The effective tax rate for the year-ended December 31, 2017 differed from the federal statutory rate of 34% as a result of net operating losses generated in the United States, China, and Italy, which were offset by establishment of full valuation allowances. The full valuation allowances previously established apply for the year ended December 31, 2019 as well.

Loss from discontinued operations
During the second quarter of 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The activity of the Fuel Conversion discontinued operations consisted of Research and Development, severance and other costs for the for the year ended December 31, 2018 and 2017 of $113 and $3,914, respectively. The loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2018 includes an impairment charge related to the Carbonite patent assets of $56 as a result of not being able to reach an agreement with a third-party to acquire or license the Carbonite technology in combination with the sale of certain equipment included in Assets held for sale. The Fuel Conversion business segment had no revenues associated with it. The overall decline in the discontinued operations for the year ended December 31, 2018 in comparison to the same periods in 2017 is due to the overall wind-down of operations for the Fuel Conversion discontinued operations.

Liquidity and Sources of Capital

At December 31, 2019, we had cash and cash equivalents of $10,914 (excluding restricted cash of $2,587) and working capital of $16,698 versus cash and cash equivalents of $12,039 (excluding restricted cash of $6,020) and working capital of $23,556 at December 31, 2018.

Operating activities used $3,387 of cash for the year ended December 31, 2019, primarily due to the add back of non-cash items from our net loss from continuing operations of $7,851 including stock compensation expense of $574, depreciation and amortization of $996, intangible assets abandonment charge of $127, a decrease in our accrued liabilities and other non-current liabilities of $5,010, a decrease in our accounts payable balance of $7,331 offset by a decrease in prepaid expenses and other current and non-current assets of $2,239, a decrease in our inventory balance of $818 and a decrease in our accounts receivable balance of $11,415. Cash used by operating activities also included cash used of $21 associated with the remaining storage fees prior to the sale of the Assets Held for Sale associated with the Fuel Conversion discontinued operations.

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

Investing activities used cash of $45 and $569 for the years ended December 31, 2019 and 2018, respectively. Investing activities for the year ended December 31, 2019 consisted of principally of purchases of equipment of $550 offset by the proceeds from the sale of the remaining Assets Held for Sale for Fuel Conversion of $505. Investing activities for the year ended December 31, 2018 consisted of purchases of equipment, patents, and other intangibles of $570 and proceeds from sale of equipment of $1.

Financing activities used $128 and $12 of cash for the years ended December 31, 2019 and 2018 as a result of $128 and $12 in cash used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units.

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At December 31, 2019, the Company had outstanding standby letters of credit totaling approximately $2,461 under the BMO Harris agreement. As of December 31, 2019, the Company held $2,587 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

In connection with the transition to BMO Harris Bank N.A., the Company canceled its U.S. Domestic credit facility (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) effective on September 25, 2019.

The Company was previously obligated under the Facility with JPM Chase which provided for maximum revolving credit borrowings of $5,500. Fuel Tech used this Facility primarily for standby letters of credit. The Facility was secured by $5,500 in cash held by the Company in a separate restricted use designated JPM Chase deposit account and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Outstanding borrowings under the Facility beared interest at a rate of LIBOR plus 300 basis points. There were no financial covenants set forth in this Facility. The Facility was amended on several occasions during 2019 and 2018, most recently June 19, 2019, in order to amend the maximum availability under the Facility. As of December 31, 2018, there were no outstanding borrowings under the Facility.

At December 31, 2018, we had outstanding standby letters of credit and bank guarantees totaling approximately $5,028 on our domestic credit facility in connection with contracts in process. We are committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2018, there were no cash borrowings under the domestic revolving credit facility and approximately $443 was available for future borrowings under the Facility. We paid a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), was previously obligated under a revolving credit facility (the China Facility) agreement, as most recently amended on October 19, 2018, with JPM Chase which provided for maximum revolving credit borrowings of RMB 2.625 million (approximately $382) and matured on June 30, 2019. The Facility was secured by $520 in cash held by the Company in a separate restricted use designated JPM Chase deposit account. The China Facility bears interest at a rate of 140% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by the Company. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2018, Beijing Fuel Tech had no cash borrowings under the China Facility. At December 31, 2018, we had 0 outstanding standby letters of credit and bank guarantees on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2018, approximately $382 was available for future borrowings. As a result of the announcement of the suspension of the Air Pollution Control business in Beijing, the Company did not renew the China Facility upon its expiration on June 30, 2019.

For the year ended December 31, 2019, we have sustained loss before discontinued operations totaling $7,851. Our cash used by continuing operations for this same period totaled $3,366. We have taken measures to reduce our expense infrastructure and have eliminated approximately $13.7 million in aggregate selling, general and administrative expenses primarily through headcount and other operating expense cutbacks since 2015.

We have experienced continued declines in revenues and recurring losses.  As a result, we have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control (APC) and Fuel Chem businesses. This evaluation included consideration of the following: a) customer and revenue trends in our APC and Fuel Chem business segments, b) current operating structure and expenditure levels, c) current availability of working capital, and d) support for our research and development initiatives.  We continue to monitor our liquidity needs and have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future.  We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months. In the event we determine we need to raise additional working capital, we may consider various financing alternatives which may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities; however, such financing alternatives may not be available on acceptable terms or at all and any such additional financing could be dilutive to our shareholders.

Our cash balance as of December 31, 2019 totaled $13,501 (including our restricted cash balance), and our working capital totaled $16,698. We do not have any outstanding debt obligations other than for our letters of credit. We currently have the BMO Harris agreement which we use to issue letters of credit to our customers, which is a fully cash collateralized requiring us to deposit funds in a restricted cash account. We expect to continue operating under this arrangement for the foreseeable future. Our liquidity may be adversely affected to the extent we are required to collateralize further letters of credit by additional cash deposits.

Contractual Obligations and Commitments
In our normal course of business, we enter into agreements obligating us to make future payments. The contractual cash obligations noted below are primarily related to supporting the ongoing operations of the business.
Payments due by period in thousands of dollars

Contractual Cash Obligations	Total	2020	2021	2022	Thereafter
Operating lease obligations	$1,318	$319	$303	$249	$447
Total	$1,318	$319	$303	$249	$447
In the normal course of our business, we use bank performance guarantees and letters of credit in support of construction contracts with customers as follows:

•	in support of the warranty period defined in the contract; or

•	in support of the system performance criteria that are defined in the contract.
In addition, we use bank performance guarantees with standby letters of credit and performance surety bonds as security for contract performance and other obligations as needed in the normal course of business. As of December 31, 2019, we had outstanding bank performance obligations that may or may not result in cash obligations as follows:
Commitment expiration by period in thousands of dollars

Commercial Commitments	Total	2020	2021	2022	Thereafter
Standby letters of credit and bank guarantees	$2,461	$1,978	$136	$89	$258
Total	$2,461	$1,978	$136	$89	$258
Off-Balance-Sheet Transactions
There were no other off-balance-sheet transactions other than the obligations and commitments listed above for the year ended December 31, 2019.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.
We are also exposed to changes in interest rates primarily due to our debt arrangement (refer to Note 10 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the year ended December 31, 2019.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fuel Tech, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois
March 11, 2020

Fuel Tech, Inc.
Consolidated Balance Sheets
(in thousands of dollars, except share and per-share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$10,914	$12,039
Restricted cash	2,080	6,020
Accounts receivable, net	6,473	18,399
Inventories, net	264	957
Prepaid expenses and other current assets	1,879	3,302
Total current assets	21,610	40,717
Property and equipment, net	5,662	5,976
Goodwill	2,116	2,116
Other intangible assets, net	906	1,164
Restricted cash	507	—
Right-of-use operating lease assets	980	—
Assets held for sale	—	485
Other assets	443	1,261
Total assets	$32,224	$51,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,117	$9,499
Accrued liabilities:
Operating lease liabilities - current	300	—
Employee compensation	519	1,563
Other accrued liabilities	1,976	6,099
Total current liabilities	4,912	17,161
Operating lease liabilities - non-current	680	—
Deferred income taxes	171	171
Other liabilities	286	335
Total liabilities	6,049	17,667
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 25,053,480 and 24,825,891 shares issued, and 24,592,578 and 24,170,585 outstanding in 2019 and 2018, respectively	254	248
Additional paid-in capital	139,560	138,992
Accumulated deficit	(110,325)	(102,495)
Accumulated other comprehensive loss	(1,778)	(1,285)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost (Note 6)	(1,612)	(1,484)
Total shareholders’ equity	26,175	34,052
Total liabilities and shareholders’ equity	$32,224	$51,719

See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Operations
(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2019	2018	2017
Revenues	$30,467	$56,535	$45,166
Costs and expenses:
Cost of sales	19,637	36,471	27,144
Selling, general and administrative	17,191	18,564	20,933
Restructuring charge	625	—	119
Research and development	1,127	1,073	1,070
Intangible assets abandonment and building impairment	127	317	2,965
Total Costs and Expenses	38,707	56,425	52,231
Operating income (loss) from continuing operations	(8,240)	110	(7,065)
Interest income	41	6	10
Foreign exchange gain	370	—	—
Other expense	(8)	2	(60)
Income (loss) from continuing operations before income taxes	(7,837)	118	(7,115)
Income tax benefit (expense)	(14)	(33)	580
Net income (loss) from continuing operations	(7,851)	85	(6,535)
Loss from discontinued operations (net of income tax benefit of $0 in 2019, 2018 and 2017)	(1)	(113)	(3,914)
Net loss	$(7,852)	$(28)	$(10,449)
Net loss per common share:
Basic
Continuing operations	$(0.32)	$—	$(0.28)
Discontinued operations	$—	$—	$(0.16)
Basic net loss per common share	$(0.32)	$—	$(0.44)
Diluted
Continuing operations	$(0.32)	$—	$(0.28)
Discontinued operations	$—	$—	$(0.16)
Diluted net loss per common share	$(0.32)	$—	$(0.44)
Weighted-average number of common shares outstanding:
Basic	24,202,000	24,164,000	23,872,000
Diluted	24,202,000	24,164,000	23,872,000
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands of dollars)

	For the years ended December 31,
	2019	2018	2017
Net loss	$(7,852)	$(28)	$(10,449)
Other comprehensive income (loss):
Foreign currency translation adjustments	(493)	(513)	802
Unrealized losses from marketable securities, net of tax	—	(4)	(2)
Total other comprehensive income (loss)	(493)	(517)	800
Comprehensive loss	$(8,345)	$(545)	$(9,649)
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2016	23,446	$238	$137,380	$(92,223)	$(1,568)	$76	$(1,214)	$42,689
Net loss				(10,449)				(10,449)
Foreign currency translation adjustments					802			802
Unrealized loss on marketable securities, net of tax					(2)			(2)
Stock compensation expense			1,389					1,389
Common shares issued upon vesting of restricted stock units	976	10	(9)					1
Treasury shares withheld	(289)						(258)	(258)
Balance at December 31, 2017	24,133	$248	$138,760	$(102,672)	$(768)	$76	$(1,472)	$34,172
Net loss				(28)				(28)
Foreign currency translation adjustments					(513)			(513)
Unrealized loss on marketable securities, net of tax					(4)			(4)
Stock compensation expense			233					233
Common shares issued upon vesting of restricted stock units	49	—	(1)					(1)
Treasury shares withheld	(12)						(12)	(12)
Adoption of ASC 606				205				205
Balance at December 31, 2018	24,170	$248	$138,992	$(102,495)	$(1,285)	$76	$(1,484)	$34,052
Net loss				(7,852)				(7,852)
Foreign currency translation adjustments					(493)			(493)
Stock compensation expense			574					574
Common shares issued upon vesting of restricted stock units	563	6	(6)					—
Treasury shares withheld	(141)						(128)	(128)
Adoption of ASC 842				22				22
Balance at December 31, 2019	24,592	$254	$139,560	$(110,325)	$(1,778)	$76	$(1,612)	$26,175
See notes to consolidated financial statements.

Fuel Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)

	For the years ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net loss	$(7,852)	$(28)	$(10,449)
Loss from discontinued operations	1	113	3,914
Net income (loss) from continuing operations	(7,851)	85	(6,535)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	810	654	1,312
Amortization	186	193	215
(Gain) loss on disposal of equipment	(3)	142	304
Provision for doubtful accounts, net of recoveries	421	(64)	—
Deferred income taxes	—	2	(534)
Stock-based compensation, net of forfeitures	574	233	1,389
Intangible assets abandonment and building impairment	127	317	2,965
Excess and obsolete inventory provision	(131)	78	228
Foreign exchange gain	370	—	—
Changes in operating assets and liabilities:
Accounts receivable	11,415	848	113
Inventories	818	(108)	(134)
Prepaid expenses, other current assets and other non-current assets	2,239	251	(1,084)
Accounts payable	(7,331)	521	2,500
Accrued liabilities and other non-current liabilities	(5,010)	1,897	(2,439)
Net cash provided by (used in) operating activities - continuing operations	(3,366)	5,049	(1,700)
Net cash used in operating activities - discontinued operations	(21)	(122)	(1,868)
Net cash provided by (used in) operating activities	(3,387)	4,927	(3,568)

INVESTING ACTIVITIES
Purchases of equipment and patents	(550)	(570)	(492)
Proceeds from the sale of equipment	—	1	2
Net cash used in investing activities - continued operations	(550)	(569)	(490)
Net cash provided by investing activities - discontinued operations	505	—	—
Net cash used in investing activities	(45)	(569)	(490)

FINANCING ACTIVITIES
Taxes paid on behalf of equity award participants	(128)	(12)	(258)
Net cash used in financing activities	(128)	(12)	(258)
Effect of exchange rate fluctuations on cash	(998)	(673)	856
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,558)	3,673	(3,460)
Cash, cash equivalents and restricted cash at beginning of period	18,059	14,386	17,846
Cash, cash equivalents and restricted cash at end of period	$13,501	$18,059	$14,386

Supplemental Cash Flow Information:
Cash paid for:
Interest	$—	$—	$—
Income taxes paid	$18	$27	$31
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(in thousands of dollars, except share and per-share data)

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
Fuel Tech, Inc. and subsidiaries ("Fuel Tech", the "Company", "we", "us" or "our") provides advanced engineered solutions for the optimization of combustion systems in utility and industrial applications. Our primary focus is on the worldwide marketing and sale of Air Pollution Control (APC) technologies as well as our FUEL CHEM program. The Company’s NOx reduction technologies reduce nitrogen oxide emissions from boilers, furnaces and other stationary combustion sources.
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
International revenues were $4,585, $12,648, and $15,656 for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts represented 15%, 22%, and 35% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. We have foreign offices in Beijing, China and Gallarate, Italy.
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
Liquidity
We have experienced continued declines in revenues and recurring losses.  As a result, we have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control (APC) and Fuel Chem businesses. This evaluation included consideration of the following: a) customer and revenue trends in our APC and Fuel Chem business segments, b) current operating structure and expenditure levels, c) current availability of working capital, and d) support for our research and development initiatives.  We continue to monitor our liquidity needs and have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future.  We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months. In the event we determine we need to raise additional working capital, we may consider various financing alternatives which may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities; however, such financing alternatives may not be available on acceptable terms or at all and any such additional financing could be dilutive to our shareholders.
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
Cash, cash equivalents and restricted cash
We include cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. We have never incurred realized or unrealized holdings gains or losses on securities classified as cash equivalents. Income resulting from short-term investments is recorded as interest income. At December 31, 2019, we had cash on hand of approximately $1,417 at our Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China. Cash on hand at our Italy subsidiary totaled approximately $1,695 at December 31, 2019. Cash on hand at our Chilean subsidiary totaled approximately $322 at December 31, 2019.
Restricted cash as of December 31, 2019 represents funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A. The balance of restricted cash totaling $2,587 is comprised of $2,080 in current assets relating to existing standby letters of credit with varying maturity dates and expire no later than December 31, 2020 and $507 in long-term assets will remain through the expiration dates of the underlying standby letter of credits (the latest maturity date is February 1, 2023) with BMO Harris Bank N.A. Refer to Note 11 Debt Financing for further information on the Facility.

Restricted cash as of December 31, 2018 represents funds that are restricted to satisfy any amount borrowed against the Company's then existing revolving credit facility (the Facility) with JPMorgan Chase Bank, N.A. In connection with the transition to BMO Harris Bank N.A., the Company canceled its U.S. Domestic credit facility with JPMorgan Chase Bank, N.A. effective on September 25, 2019.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$10,914	$12,039
Restricted cash included in current assets	2,080	6,020
Restricted cash included in long-term assets	507	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$13,501	$18,059
Foreign Currency Risk Management
Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.
Accounts Receivable
Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes contract assets, billings occurring subsequent to revenue recognition under ASC 606 Revenue from Contracts with Customers. At December 31, 2019 and 2018, unbilled receivables were approximately $1,857 and $5,540, respectively. Refer to Note 3 for further detail.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2017	$1,569	$—	$(24)	$1,545
2018	$1,545	$—	$(134)	$1,411
2019	$1,411	$573	$(168)	$1,816
Prepaid expenses and other current assets
Prepaid expenses and other current assets includes Chinese banker acceptances of $43 and $997 as of December 31, 2019 and 2018. These are short-term commitments of typically 30 to 60 days for future payments and can be redeemed at a discount or applied to future vendor payments.
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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2017	825	228	—	1,053
2018	1,053	78	—	1,131
2019	1,131	—	(131)	1,000
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
During the fourth quarter of 2019, the Company reclassified the cumulative foreign currency translation associated with Fuel Tech S.p.A (Chile) of $370 to net income given the substantial completion of the liquidation of that legal entity in accordance with ASC 830 Foreign Currency Matters.

Accumulated Other Comprehensive (Loss)
The changes in accumulated other comprehensive (loss) by component were as follows:

	December 31,
	2019	2018
Foreign currency translation
Balance at beginning of period	$(1,285)	$(772)
Other comprehensive (loss):
Foreign currency translation adjustments (1)	(493)	(513)
Balance at end of period	$(1,778)	$(1,285)
Available-for-sale marketable securities
Balance at beginning of period	$—	$4
Other comprehensive (loss):
Net unrealized holding (loss) (2)	—	(4)
Balance at end of period	$—	$—
Total accumulated other comprehensive (loss)	$(1,778)	$(1,285)

(1)
In all periods presented, there were no tax impacts related to rate changes and certain foreign currency translation adjustments were reclassified to earnings in 2019. The adjustments reclassified to earnings in 2019 relate to the substantial completion of the liquidation of Fuel Tech S.p.A (Chile) during the fourth quarter of 2019.

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
Goodwill
Goodwill is tested for impairment at least annually as of the first day of our fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of our reporting units to their carrying values. We use a discounted cash flow (DCF) model to determine the current fair value of our two reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. For the APC business segment, the Company used working capital as a proxy of fair value for the business segment given the on-going losses in that segment. Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2019 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment.

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
The entire goodwill balance of $2,116 was allocated to the FUEL CHEM technology segment as of December 31, 2019 and 2018. The Company did not recognize a charge for goodwill impairment for the periods ended December 31, 2019, 2018 and 2017.

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
During the year ended December 31, 2019, the Company recorded an abandonment charge of $127 principally associated with the remaining patent assets in China which the Company elected to not maintain and abandon as a result of the planned suspension of the APC business operation in China. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the year then ended December 31, 2019.
During the year ended December 31, 2018, Fuel Tech recorded an abandonment charge of $317 associated with certain international patent assets which the Company elected to not maintain and abandon due to limited business opportunities in those regions. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge of $317 is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the year ended December 31, 2018.
Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. As of December 31, 2019 and 2018, the net patent asset balance was $906 and $1,164, respectively. The third-party costs capitalized as patent costs during the years ended December 31, 2019 and 2018 were $56 and $59, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.
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
Amortization expense from continuing operations for intangible assets was $186, $193 and $215 for the years ended December 31, 2019, 2018 and 2017, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2019 and 2018, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2019			2018
Description of Other Intangibles	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent assets	1- 20 years	1,897	(991)	906	2,092	(928)	1,164
Total		$1,897	$(991)	$906	$2,092	$(928)	$1,164
The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2020	$144
2021	150
2022	116
2023	83
2024	62
Thereafter	351
Total	$906

Property and Equipment
Property and equipment is stated at historical cost. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense from continuing operations was $810, $654, and $1,312 for the years ended December 31, 2019, 2018 and 2017, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2019 and 2018, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life	2019	2018
Land		$1,050	$1,050
Building	39 years	3,950	3,950
Building and leasehold improvements	3-39 years	2,886	3,242
Field equipment	3-4 years	19,507	19,541
Computer equipment and software	2-3 years	2,936	3,154
Furniture and fixtures	3-10 years	1,475	1,535
Vehicles	5 years	32	32
Total cost		31,836	32,504
Less accumulated depreciation		(26,174)	(26,528)
Total net book value		$5,662	$5,976

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

For the years ended prior to January 1, 2018
Revenues from the sales of chemical products are recorded when title transferred, either at the point of shipment or at the point of destination, depending on the contract with the customer in accordance with ASC 605. We used the percentage of completion method of accounting for equipment construction, equipment supply and license contracts that are sold within the Air Pollution Control technology segment. Under the percentage of completion method, revenues are recognized as work is performed based on the relationship between actual construction costs incurred and total estimated costs at completion. Construction costs include all direct costs such as materials, labor, and subcontracting costs, and indirect costs allocable to the particular contract such as indirect labor, tools and equipment, and supplies. Revisions in completion estimates and contract values are made in the period in which the facts giving rise to the revisions become known and can influence the timing of when revenues are recognized under the percentage of completion method of accounting. Such revisions have historically not had a material effect on the amount of revenue recognized. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined.

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
Fuel Tech has installed over 1,100 units with APC technology and normally provides performance guarantees to our customers based on the operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

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

Leases

On January 1, 2019, we adopted ASC 842 "Leases" using the modified retrospective method outlined in ASU 2018-11, “Leases (Topic 842) Targeted Improvements.” Refer to Note 10 for further details regarding the effect of adoption. We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use ("ROU") operating lease assets, operating lease liabilities - current, and operating lease liabilities - non-current on our Consolidated Balance Sheets.
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

Stock-Based Compensation
Our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), was adopted in May 2014 and allows for awards to be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan as of December 31, 2019. Based on the existing issued or reserved awards in Incentive Plan, there are 2,231,382 shares available to be used for future awards to participants in the Incentive Plan as of December 31, 2019.
Basic and Diluted Earnings per Common Share
Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs) and the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options are excluded from diluted earnings per share because they are anti-dilutive. At December 31, 2019, 2018 and 2017, we had outstanding equity awards of 913,000, 757,000 and 2,210,000, respectively, which were antidilutive for the purpose of inclusion in the diluted earnings per share calculation because the exercise prices of the options were greater than the average market price of our common stock. As of December 31, 2019, 2018 and 2017, respectively, we had an additional 728,000, 620,000 and 168,000 equity awards that were antidilutive because of the net loss in the year then ended. These equity awards could potentially dilute basic EPS in future years.
The table below sets forth the weighted-average shares used at December 31 in calculating earnings (loss) per share:

	2019	2018	2017
Basic weighted-average shares	24,202,000	24,164,000	23,872,000
Conversion of unsecured loan notes	—	—	—
Unexercised options and unvested restricted stock units	—	—	—
Diluted weighted-average shares	24,202,000	24,164,000	23,872,000
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
For the year ended December 31, 2019, we had three customers which individually represented greater than 10% of revenues. One customer contributed primarily to our APC technology segment and represented 19% of consolidated revenues. The other two customers contributed to FUEL CHEM technology segment and each customer represented 11% of consolidated revenues. We had no customers that accounted for greater than 10% of our current assets as of December 31, 2019.

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

Treasury Stock
We use the cost method to account for its common stock repurchases. During the years ended December 31, 2019, 2018 and 2017, we withheld 140,784, 11,215 and 289,202 shares of our Common Shares, valued at approximately $128, $12 and $258, respectively, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. Refer to Note 6, “Treasury Stock,” for further discussion.

Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new rules reduce complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new rules also simplify accounting for franchise taxes that are partially based on income,  transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new rules will be effective for the Company in the first quarter of 2021, with early adoption permitted. The ASU permits either a retrospective basis or a modified retrospective transition approach. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will become effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently in the process of evaluating the impact of adoption, but we do not believe the adoption of this standard will have a material impact on our financial statements.

2.    DISCONTINUED OPERATIONS

During 2017, the Company suspended all operations associated with the Fuel Conversion business segment. The components of the net assets of the Fuel Conversion discontinued operations in Assets held for sale (which consisted primarily of certain equipment) on the Consolidated Balance Sheets totaling $0 and $485 as of December 31, 2019 and 2018, respectively. The Company sold the remaining Fuel Conversion equipment within Assets held during the year ended December 31, 2019 for sales proceeds net of selling costs of $505, resulting in a gain on sale of $20 recorded in discontinued operations.  Following the sale of the remaining Fuel Conversion equipment during 2019, the Company completed the wind-down activities associated with the Fuel Conversion business segment. The Fuel Conversion business segment had no other assets or liabilities associated with it.
In addition, accrued severance of $0 and $65 is included in the other accrued liabilities line of the Consolidated Balance Sheets as of December 31, 2019 and 2018 respectively. The Company incurred $581 of severance costs relating to the suspension of the Fuel Conversion business segment, of which $205 was paid in 2017, $311was paid in 2018 and $65 was paid in 2019.
The activity of the Fuel Conversion discontinued operations consisted of Research and Development, severance, an impairment charge and other costs for the years ended December 31, 2019, 2018, and 2017 of $1, $113 and $3,914, respectively. The activity of the Fuel Conversion discontinued operations consisted primarily of storage costs for holding the equipment at a third-party location totaling $21 for the year ended December 31, 2019 and the gain on sale of $20 recorded in discontinued operations. The loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2018 includes an impairment charge related to the Carbonite patent assets of $56 during the second quarter of 2018 as a result of not being able to reach an agreement with a third-party to acquire or license the Carbonite technology in combination with the sale of certain equipment included in Assets held for sale. The loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2017 includes the severance charges associated with suspension of the Fuel Conversion business segment of $581. The loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2017 includes an impairment charge related to the Carbonite intangible asset of $1,354 as a result of not being able to reach an agreement with a third-party to acquire or license the Carbonite technology. Absent a third-party agreement, management determined there was not adequate gross cash flows to support the carrying value of the asset and recorded the impairment charge during the fourth quarter of 2017. The Fuel Conversion business segment had no revenues associated with it.

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

Practical Expedients and Exemptions

We generally expense sales commissions on a ratable basis when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses within the Consolidated Statements of Operations. A practical expedient was elected to not recognize shipping and handling costs as a separate performance obligation under ASC 606.
Disaggregated Revenue by Product Technology
The following table presents our revenues disaggregated by product technology:

	Twelve Months Ended December 31,
	2019	2018	2017
Air Pollution Control
Technology solutions	$10,640	$35,176	$24,422
Spare parts	1,031	1,083	1,022
Ancillary revenue	2,411	2,158	2,364
Total Air Pollution Control Technology	14,082	38,417	27,808
FUEL CHEM
FUEL CHEM technology solutions	16,385	18,118	17,358
Total Revenues	$30,467	$56,535	$45,166
(1) As noted above, 2017 amounts have not been adjusted under the modified retrospective method.
Disaggregated Revenue by Geography
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Twelve Months Ended December 31,
	2019	2018	2017
United States	$25,882	$43,887	$29,510
Foreign Revenues
South America	777	1,290	2,118
Europe	2,322	6,260	6,206
Asia	1,486	5,098	7,332
Total Foreign Revenues	4,585	12,648	15,656
Total Revenues	$30,467	$56,535	$45,166
(1) As noted above, 2017 amounts have not been adjusted under the modified retrospective method.
Timing of Revenue Recognition
The following table presents the timing of our revenue recognition:

	Twelve Months Ended December 31,
	2019	2018	2017
Products transferred at a point in time	$19,827	$21,359	$20,744
Products and services transferred over time	10,640	35,176	24,422
Total Revenues	$30,467	$56,535	$45,166
(1) As noted above, 2017 amounts have not been adjusted under the modified retrospective method.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2019 and 2018, contract assets were approximately $1,857 and $5,540, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $712 and $1,234 at December 31, 2019 and 2018, respectively, and are included in other accrued liabilities on the consolidated balance sheets.
As of December 31, 2019 we had three construction contracts in progress that were identified as loss contracts and a provision for losses of $26 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2018, we had five construction contracts in progress that were identified as loss contracts and a provision for losses of $123 was recorded in other accrued liabilities on the consolidated balance sheet.
Remaining Performance Obligations
Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $9,671. The Company expects to recognize revenue on approximately $5,780 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	December 31, 2019	December 31, 2018
Trade receivables	$6,425	$14,261
Unbilled receivables	1,857	5,540
Other short-term receivables	7	9
Allowance for doubtful accounts	(1,816)	(1,411)
Total accounts receivable	$6,473	$18,399

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

The Tax Act created a new requirement that certain income (commonly referred to as “GILTI”) earned by controlled foreign corporations (CFC’s) must be included currently in the gross income of the CFC’s U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy of the new GILTI tax rules will depend on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  The Company has included an estimate of the GILTI tax in the Company’s annualized effective tax rate used to determine tax expense for the years ended December 31, 2019 and 2018.

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

The components of income (loss) before taxes for the years ended December 31 are as follows:

Origin of income before taxes	2019	2018	2017
United States	$(5,387)	$3,277	$(9,821)
Foreign	(2,378)	(3,272)	(1,208)
Income (Loss) before income taxes	$(7,765)	$5	$(11,029)

Significant components of income tax benefit (expense) for the years ended December 31 are as follows:

	2019	2018	2017
Current:
Federal	$—	$(18)	$111
State	(14)	(13)	—
Foreign	—	—	(65)
Total current	(14)	(31)	46
Deferred:
Federal	—	(2)	534
Foreign	—	—	—
Total deferred	—	(2)	534
Income tax benefit (expense)	$(14)	$(33)	$580
A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2019	2018	2017
Provision at the U.S. federal statutory rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	2.7%	(86.5)%	—%
Foreign tax rate differential	—%	(2,210.3)%	(0.9)%
Valuation allowance	(29.2)%	(7,152.8)%	15.0%
Federal tax rate change	—%	—%	(43.9)%
Other true up	1.6%	8,904.9%	—%
Intangible assets impairment and other non-deductibles	2.3%	2,194.6%	(1.8)%
Other	1.8%	(994.6)%	2.1%
Income tax benefit (expense) effective rate	0.2%	676.3%	4.5%
The deferred tax assets and liabilities at December 31 are as follows:

	2019	2018
Deferred tax assets:
Stock compensation expense	$1,882	$1,867
Goodwill	1,490	1,927
Royalty accruals	560	484
Bad debt allowance	466	345
Net operating loss carryforwards	9,146	6,654
Credit carry-forwards	814	685
Inventory reserve	243	277
Depreciation	502	515
Other	340	539
Total deferred tax assets	15,443	13,293
Deferred tax liabilities:
Intangible assets	(220)	(283)
Other	—	(137)
Total deferred tax liabilities	(220)	(420)
Net deferred tax asset before valuation allowance	15,223	12,873
Valuation allowances for deferred tax assets	(15,394)	(13,044)
Net deferred tax liability	$(171)	$(171)

The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2017	$13,179	(945)	—	$12,234
2018	$12,234	810	—	$13,044
2019	$13,044	2,350	—	$15,394
For the years ended December 31, 2019, 2018 and 2017, there were no exercises of stock options.
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
We recognize interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. There were no interest and penalties recognized in income tax expense during the years ended December 31, 2019, 2018 and 2017. There were no unrecognized tax benefits as of December 31, 2019, 2018 and 2017.

We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2016 through 2018; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2011 through 2018 based on local statutes.

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
The investment in foreign subsidiaries other than Fuel Tech S.p.A (Chile) and Beijing Fuel Tech is considered to be indefinite in duration and therefore we have not provided a provision for deferred U.S. income taxes on the unremitted earnings from those subsidiaries. A provision has not been established because it is not practicable to determine the amount of unrecognized deferred tax liability for such unremitted foreign earnings and because it is our present intention to reinvest the undistributed earnings indefinitely.
As of December 31, 2019, the investment in Fuel Tech S.p.A (Chile) was no longer considered to be indefinite and a provision for deferred U.S income taxes was recorded. The deferred income taxes associated with this investment are offset by a valuation allowance.
As required by ASC 740, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We have approximately $17,469 of US net operating loss carryforwards available to offset future US taxable income as of December 31, 2019. The net operating loss carry-forwards related to tax losses generated in prior years in the US begin to expire in 2034. Further, we have tax loss carry-forwards of approximately $5,681 available to offset future foreign income in Italy as of December 31, 2019. We have recorded a full valuation allowance against the resulting $1,363 deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to utilize the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated in prior years in Italy. Finally, we have tax loss carry-forwards of approximately $12,689 available to offset future foreign income in China as of December 31, 2019. The net operating loss carry-forwards related to tax losses generated in prior years in China expire in 2022.

5.    COMMON SHARES
At December 31, 2019 and 2018, respectively, we had 25,053,480 and 24,825,891 Common Shares issued and 24,592,578 and 24,170,585 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). As of December 31, 2019, we had 5,600,676 shares reserved for issuance upon the exercise or vesting of equity awards, of which 747,500 are stock options that are currently exercisable (see Note 8).

6.    TREASURY STOCK
Common shares held in treasury totaled 796,090 and 655,306 with a cost of $1,612 and $1,484 at December 31, 2019 and 2018, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the current and prior years.

7.    NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES
At December 31, 2019 and 2018, respectively, we had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (the “Loan Notes”) outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2019, the nil coupon loan notes were convertible into 6,715 common shares. Based on our closing stock price of $0.95 at December 31, 2019, the aggregate fair value of the common shares that the holders would receive if all the loan notes were converted would be approximately $6, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of our dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheet. The notes do not hold distribution or voting rights unless and until converted into common shares.
For the years ended December 31, 2019 and 2018, there were no Loan Notes repurchased by the Company.
8.    STOCK-BASED COMPENSATION
Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan which includes 1,200,000 additional shares as a result of an amendment to the Incentive Plan approved by our stockholders in May 2018. At December 31, 2019, we had approximately 2,231,382 equity awards available for issuance under the Incentive Plan.
Stock-based compensation is included in selling, general and administrative costs in our consolidated statements of operations.
The components of stock-based compensation from continuing operations for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Stock options	$—	$—	$120
Restricted stock units	574	233	1,269
Total stock-based compensation expense	574	233	1,389
Tax benefit of stock-based compensation expense	—	—	—
After-tax effect of stock based compensation	$574	$233	$1,389
As of December 31, 2019, there was $359 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.5 years.
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

Based on the results of the model, the weighted-average fair value of the stock options granted during the 12-month period ended December 31, 2017 were $0.68 per share using the following weighted average assumptions:

2017
Expected dividend yield	—%
Risk-free interest rate	2.33%
Expected volatility	61.2%
Expected life of option	10 years

There were no stock options granted during the year ended December 31, 2019 and 2018.
The following table presents a summary of our stock option activity and related information for the years ended December 31:

	2019		2018		2017
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	932,500	$4.68	1,116,750	$6.34	1,039,750	$8.39
Granted	—	—	—	—	176,000	0.96
Expired or forfeited	(185,000)	10.14	(184,250)	14.72	(99,000)	18.32
Outstanding at end of year	747,500	$3.33	932,500	$4.68	1,116,750	$6.34
Exercisable at end of year	747,500	$3.33	932,500	$4.68	1,116,750	$6.34
Weighted-average fair value of options granted during the year		$—		$—		$0.68
Weighted-Average Remaining Contractual Life		4.73 years		4.67 years		4.80 years
Aggregate Intrinsic Value		$—		$40		$27
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.95 as of December 31, 2019, which would have been received by the option holders had those options holders exercised their stock options as of that date.
The following table summarizes information about stock options outstanding at December 31, 2019:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.96 - $1.27	176,000	7.9 years	$0.97
$1.28 - $3.00	207,000	5.8 years	2.10
$3.01 - $4.54	140,000	3.0 years	3.72
$4.55 - $9.06	224,500	2.4 years	6.08
	747,500	4.7 years	$3.33

As of and for the 12 months ended December 31, 2019, there was no non-vested stock option activity and $0 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. Fuel Tech received no proceeds from the exercise of stock options in the years ended December 31, 2019, 2018 and 2017, respectively. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements.
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

During the years ended December 31, 2019 and 2018, there were 562,777 and 48,890 restricted stock units that vested with a grant date fair value of $554 and $77, respectively.
A summary of restricted stock unit activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2016	1,463,796	2.82
Granted	1,090,000	0.97
Forfeited	(213,001)	2.99
Vested (1)	(981,633)	2.85
Unvested restricted stock units at December 31, 2017	1,359,162	1.28
Forfeited	(199,995)	1.59
Vested	(48,890)	1.59
Unvested restricted stock units at December 31, 2018	1,110,277	1.21
Granted	228,135	1.52
Vested	(562,777)	0.98
Unvested restricted stock units at December 31, 2019	775,635	1.47
(1) The increase in shares vested in 2017 is due to the accelerated time vesting of outstanding remaining restricted stock units approved by the Company's Board of Directors on June 28, 2017.
Deferred Directors Fees
In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2019, 2018 and 2017, there was no stock-based compensation expense under the Deferred Plan.

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

During the fourth quarter of 2018, we were notified of certain design non-conformances in a project with a U.S. customer that required remedial warranty work under the contract. For the year ended December 31, 2019, we recognized remediation costs of $2,241 included within costs of sales in the Consolidated Statements of Operations. The Company believes there are no ongoing remedial obligations to the customer. In connection with this matter, in early 2019 we notified our errors and omission insurer of the claim and were issued a letter confirming coverage of the claim under the applicable policy. Although we have periodically submitted expenses for reimbursement to our insurer, as of the filing date the insurer has not yet fully completed its review of submitted reimbursement requests. In light of the pending status of the settlement, the Company determined, in the exercise of its judgment as prescribed by ASC 450 Contingencies, to not reflect any benefits that might be realized from our insurer and will reflect such benefit at such time as settlement with our insurer becomes certain.

As of December 31, 2019, we have recorded no receivables from the insurance carrier and a total accrued liability associated with the completion of the non-conformance issues of $146 in the other accrued liabilities line of the Consolidated Balance Sheets.
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
As of December 31, 2019, we had outstanding bank performance guarantees and letters of credit in the amount of $2,461 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees and letters of credit expire in dates ranging from May 2020 through February 2023. The expiration dates may be extended if the project completion dates are extended. Our management believes it is probable that these projects will be successfully completed and that there will not be a material adverse impact on our operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.
Product Warranties
We issue a standard product warranty with the sale of our products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. There was 0 changes in the warranty liability from continuing operations in 2019, 2018 and 2017. The warranty balance was $159 at December 31, 2019, 2018 and 2017.

10.    LEASES

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

Leases
The terms of the Company’s four primary office space lease arrangements are as follows:

•	The Gallarate, Italy building lease, for approximately 1,636 square feet, runs from May 1, 2019 to April 30, 2025. This facility serves as the operating headquarters for our European operations.

•	The Westlake, Ohio building lease, for approximately 3,000 square feet, runs from May 1, 2017 to April 30, 2020. This facility houses engineering operations.

•
The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs from September 1, 2013 to December 31, 2020. This facility serves as an outside warehouse facility. On January 30, 2020, the Company extended the lease for three years to expire on December 31, 2023.

•	The Overland Park, KS lease, for approximately 600 square feet, runs from October 16, 2018 to October 15, 2021. This facility serves primarily as a sales office.

The Company also has four additional operating leases related to certain office equipment and company leased vehicles. Our leases have remaining lease terms of 1 year to 6 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.
We were party to a sublease agreement with American Bailey Corporation (ABC) that obligated ABC to reimburse us for its share of lease and lease-related expenses under our February 1, 2010 lease of executive offices in Stamford, Connecticut. The Company did not renew the lease following its expiration on December 31, 2019. Please refer to Note 12 to the consolidated financial statements for a discussion of our relationship with ABC.

Total operating lease expense for the year ended December 31, 2019 is as follows:

Operating lease cost	$661
Short-term lease cost	136
Total lease cost	$797
Prior to the adoption of ASC 842, rent expense, net of related party sub-lease income, was approximately $745 and $902 for the years ended December 31, 2018 and 2017.

The weighted average remaining lease term was 4.5 years as of December 31, 2019. The weighted average discount rate was 3.37% as of December 31, 2019.

Remaining maturities of our existing lease liabilities as of December 31, 2019 were as follows:

Year Ending December 31,	Operating Leases
2020	318
2021	227
2022	170
2023	161
Thereafter	207
Total lease payments	$1,083
Less imputed interest	(103)
Total	$980

The following is the balance sheet classification of our existing lease liabilities as of December 31, 2019:

Operating lease liabilities - current	$300
Operating lease liabilities - non-current	680
Total operating lease liabilities	$980

Supplemental cash flow information related to leases was as follows:

For the Twelve Months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$645
Leased assets obtained in exchange for operating lease liabilities	609

11.    DEBT FINANCING

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At December 31, 2019, the Company had outstanding standby letters of credit totaling approximately $2,461 under the BMO Harris agreement. As of December 31, 2019, the Company held $2,587 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

In connection with the transition to BMO Harris Bank N.A., the Company canceled its U.S. Domestic credit facility (the Facility) with JPMorgan Chase Bank, N.A. (JPM Chase) effective on September 25, 2019.

The Company was previously obligated under the Facility with JPM Chase which provided for maximum revolving credit borrowings of $5,500. Fuel Tech used this Facility primarily for standby letters of credit. The Facility was secured by $5,500 in cash held by the Company in a separate restricted use designated JPM Chase deposit account and has the Company’s Italian subsidiary, Fuel Tech S.r.l., as a guarantor. Outstanding borrowings under the Facility bore interest at a rate of LIBOR plus 300 basis points. There were no financial covenants set forth in this Facility. The Facility was amended on several occasions during 2019 and 2018, most recently June 19, 2019, in order to amend the maximum availability under the Facility. As of December 31, 2018, there were no outstanding borrowings under the Facility.

At December 31, 2018, we had outstanding standby letters of credit and bank guarantees totaling approximately $5,028 on our domestic credit facility in connection with contracts in process. We were committed to reimbursing the issuing bank for any payments made by the bank under these instruments. At December 31, 2018, there were no cash borrowings under the domestic revolving credit facility and approximately $443 was available for future borrowings under the Facility. We paid a commitment fee of 0.25% per year on the unused portion of the revolving credit facility.

Beijing Fuel Tech Environmental Technologies Company, Ltd. (Beijing Fuel Tech), was previously obligated under a revolving credit facility (the China Facility) agreement, as most recently amended on October 19, 2018, with JPM Chase which provided for maximum revolving credit borrowings of RMB 2.625 million (approximately $382) and matured on June 30, 2019. The Facility was secured by $520 in cash held by the Company in a separate restricted use designated JPM Chase deposit account. The China Facility bears interest at a rate of 140% of the People’s Bank of China (PBOC) Base Rate, and is guaranteed by the Company. Beijing Fuel Tech can use this facility for cash advances and bank guarantees. As of December 31, 2018, Beijing Fuel Tech had  no cash borrowings under the China Facility. At December 31, 2018, we had no outstanding standby letters of credit and bank guarantees on its Beijing Fuel Tech revolving credit facility in connection with contracts in process. At December 31, 2018, approximately $382 was available for future borrowings. As a result of the announcement of the suspension of the Air Pollution Control business in Beijing, the Company did not renew the China Facility upon its expiration on June 30, 2019.

12.    RELATED PARTY TRANSACTIONS
Persons now or formerly associated with American Bailey Corporation (ABC) currently own approximately 27% of our outstanding Common Shares. ABC was a sub-lessee under our February 1, 2010 lease of its offices in Stamford, Connecticut, which ran through December 31, 2019. The Company did not renew the lease following its expiration on December 31, 2019. ABC reimburses us for its share of lease and lease-related expenses under the sublease agreement. The Stamford facility houses certain administrative functions. The amounts earned from ABC related to the subleases for the years ended December 31, 2019, 2018 and 2017, were $165, $164 and $164, respectively. The amount due from ABC related to the sublease agreement was $27 and $40 at December 31, 2019 and 2018 respectively.

13.    DEFINED CONTRIBUTION PLAN
We have a retirement savings plan available for all our U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by the employees with additional contributions made at the discretion of the Board of Directors. Costs related to this plan were $262, $231 and $285 in 2019, 2018 and 2017, respectively.

14.    BUSINESS SEGMENT, GEOGRAPHIC AND QUARTERLY FINANCIAL DATA
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
Information about reporting segment net sales and gross margin from continuing operations are provided below:

For the year ended December 31, 2019	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$14,082	$16,385	$—	$30,467
Cost of sales	(11,256)	(8,381)	—	(19,637)
Gross margin	2,826	8,004	—	10,830
Selling, general and administrative	—	—	(17,191)	(17,191)
Restructuring charge	(625)	—	—	(625)
Research and development	—	—	(1,127)	(1,127)
Intangible assets abandonment	—	—	(127)	(127)
Operating income (loss) from continuing operations	$2,201	$8,004	$(18,445)	$(8,240)

For the year ended December 31, 2018	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$38,417	$18,118	$—	$56,535
Cost of sales	(27,382)	(9,089)	—	(36,471)
Gross margin	11,035	9,029	—	20,064
Selling, general and administrative	—	—	(18,564)	(18,564)
Research and development	—	—	(1,073)	(1,073)
Intangible assets abandonment	—	—	(317)	(317)
Operating income (loss) from continuing operations	$11,035	$9,029	$(19,954)	$110

For the year ended December 31, 2017	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$27,808	$17,358	$—	$45,166
Cost of sales	(18,478)	(8,666)	—	(27,144)
Gross margin	9,330	8,692	—	18,022
Selling, general and administrative	—	—	(20,933)	(20,933)
Restructuring charge	(58)	(61)	—	(119)
Research and development	—	—	(1,070)	(1,070)
Building impairment	—	—	(2,965)	(2,965)
Operating income (loss) from continuing operations	$9,272	$8,631	$(24,968)	$(7,065)

Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

For the years ended December 31,	2019	2018	2017
Revenues:
United States	$25,882	$43,887	$29,510
Foreign	4,585	12,648	15,656
	$30,467	$56,535	$45,166

As of December 31,	2019	2018
Assets:
United States	$23,460	$36,784
Foreign	8,764	14,935
	$32,224	$51,719

15.    FAIR VALUE MEASUREMENTS
We apply authoritative accounting guidance for fair value measurements of financial and non-financial assets and liabilities. This guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis and clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs to the valuation methodology such as quoted prices in active markets for identical assets or liabilities

•
Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2019 and 2018.

16.    RESTRUCTURING ACTIVITIES

On January 18, 2019, the Company announced a planned suspension of its Air Pollution Control (“APC”) business operation in China (“Beijing Fuel Tech”). This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business includes staff rationalization, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the remaining activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $35) in addition to collection efforts for the remaining accounts receivable.
The following table presents our revenues and net loss in China for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Total revenues	$329	$3,006	$8,034
Net loss	(1,767)	(1,868)	(1,343)
The following table presents net assets in China for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Total assets	$4,249	$8,546	$13,005
Total liabilities	399	2,953	5,245
Total net assets	3,850	5,593	7,760

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The Company recorded restructuring charges $625 for the twelve months ended December 31, 2019 associated with the suspension of its APC business operation in China. The charge consisted primarily of one-time severance costs of $562 and the early termination penalty for our lease associated with the suspension of our APC business in China of $63. On January 23, 2019, the Company notified the landlord of our intention to early terminate the lease on July 22, 2019 resulting in the early termination penalty.

The Company recorded no restructuring charge for the twelve-months ending December 31, 2018. The Company recorded a charge of approximately $700 in 2017 in connection with the workforce reduction. This charge included $581 related to severance and benefit continuation costs due to the suspension of all operations associated with the Fuel Conversion business segment. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities" line of the consolidated balance sheets:

	Twelve Months Ended
	2019	2018	2017
Restructuring liability at January 1,	$65	$391	$309
Amounts expensed	625	—	119
Amounts expensed - discontinued operations	—	—	581
Amounts paid	(690)	(326)	(618)
Restructuring liability at December 31,	$—	$65	$391
17.    Unaudited Quarterly Financial Data
Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2019 and 2018.

For the quarters ended	March 31	June 30	September 30	December 31
2019
Revenues	$10,155	$8,948	$6,452	$4,912
Cost of sales	6,141	5,050	3,563	4,883
Net (loss) from continuing operations	(1,279)	(936)	(1,296)	(4,340)
Income (loss) from discontinued operations	(10)	(9)	18	—
Net income (loss)	(1,289)	(945)	(1,278)	(4,340)
Basic net income (loss) per common share:
Continuing operations	(0.05)	(0.04)	(0.05)	(0.18)
Discontinued operations	—	—	—	—
Basic net income (loss) per common share:	$(0.05)	$(0.04)	$(0.05)	$(0.18)
Diluted net income (loss) per common share:
Continuing operations	(0.05)	(0.04)	(0.05)	(0.18)
Discontinued operations	—	—	—	—
Diluted net income (loss) per common share:	$(0.05)	$(0.04)	$(0.05)	$(0.18)

2018
Revenues	$12,791	$11,847	$16,070	$15,827
Cost of sales	7,766	8,125	10,654	9,926
Net income (loss) from continuing operations	(191)	(1,679)	1,055	900
Loss from discontinued operations	(25)	(74)	(10)	(4)
Net income (loss)	(216)	(1,753)	1,045	896
Basic net income (loss) per common share:			—	—
Continuing operations	(0.01)	(0.07)	0.04	0.04
Discontinued operations	—	—	—	—
Basic net income (loss) per common share:	$(0.01)	$(0.07)	$0.04	$0.04
Diluted net income (loss) per common share:				—
Continuing operations	(0.01)	(0.07)	0.04	0.04
Discontinued operations	—	—	—	—
Diluted net income (loss) per common share:	$(0.01)	$(0.07)	$0.04	$0.04

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
Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in our definitive Proxy Statement related to the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.
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
Other information concerning our directors and executive officers and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in our Proxy Statement related to the 2020 Annual Meeting of Stockholders and is incorporated by reference.
ITEM 11 - EXECUTIVE COMPENSATION
Information required by this Item will be set forth under the caption “Executive Compensation” in our definitive Proxy Statement and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2019, under which our securities were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,523,135	$3.33	2,231,382

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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Loss for Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules
All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3)Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/5/2006
3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/5/2006
3.3	Amended and Restated By-Laws of Fuel Tech, Inc. dated as of May 28, 2015		8-K		3.1	6/1/2015
4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	9/30/2009	4.1	11/4/2009
4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	9/30/2009	4.2	11/4/2009
4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	9/30/2009	4.3	11/4/2009
4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/2/2006
4.5*	Fuel Tech, Inc. 2014 Long-Term Incentive Plan		S-8		4.1	3/31/2014
4.6*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/2006	4.6	3/6/2007
4.7	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Non-Employee Director's Stock Option Agreement		10-Q	6/30/2014	4.2	8/11/2014
4.8*	Fuel Tech, Inc. Form of Non-Qualified Stock Option Agreement		10-K	12/31/2006	4.7	3/6/2007
4.9*	Fuel Tech, Inc. Form of Incentive Stock Option Agreement		10-K	12/31/2006	4.8	3/6/2007
4.10*	Fuel Tech, Inc. Form of Revised Restricted Stock Unit Agreement		10-K	12/31/2011	4.9	3/5/2012
4.11*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement (2014 Long-Term Incentive Plan)		10-Q	6/30/2014	4.1	8/11/2014
4.12*	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Stock Option Agreement		10-Q	3/31/2015	10.2	5/11/2015
4.13*	Fuel Tech, Inc. Form of 2016 Executive Performance RSU Award Agreement		10-K	12/31/2015	4.17	3/24/2016
4.14*	Fuel Tech, Inc. Form 0f 2020 Executive Performance RSU Award Agreement		8-K		10.1	3/2/2020

10.1	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.	8-K		99.1	2/7/2007
10.4	Credit Agreement, dated as of June 30, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.5	11/4/2009
10.5	First Amendment to Credit Agreement, dated as of October 5, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.6	11/4/2009
10.6	Second Amendment to Credit Agreement, dated as of November 4, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.7	11/4/2009
10.7	Third Amendment to Credit Agreement, dated as of June 30, 2011, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2011	4.1	8/8/2011
10.8	Fourth Amendment to Credit Agreement, dated as of June 30, 2013, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2013	4.1	8/7/2013
10.9	Fifth Amendment to Credit Agreement, dated as of June 16th, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-K	12/31/2015	10.12	3/24/2015
10.10	Sixth Amendment to Credit Agreement, dated as of June 30, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2015	10.2	8/10/2015
10.11	Seventh Amendment to Credit Agreement, dated as of December 31, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-K	12/31/2015	10.14	3/24/2015
10.12	Eight Amendment to Credit Agreement, dated as of May 9, 2016, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	3/31/2016	10.1	5/10/2016
10.13	Ninth Amendment to Credit Agreement, dated as of June 16, 2017, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2017	10.1	8/14/2017
10.14	Tenth Amendment to Credit Agreement, dated as of January 10, 2018, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-K	12/31/2017	10.2	3/12/2018
10.15	11th Amendment to Credit Agreement, dated as of May 15, 2018, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2018	10.2	8/13/2018
10.16	Twelfth Amendment to Credit Agreement, dated as of September 17, 2018, by and among Fuel Tech, Inc., Fuel Tech, S.r.L, and JPMorgan Chase Bank, N.A.	10-Q	9/30/2018	10.1	11/13/2018
10.17	Thirteenth Amendment to Credit Agreement, dated as of October 19, 2018, by and among Fuel Tech, Inc., Fuel Tech S.r.L, and JPMorgan Chase Bank, N.A.	10-Q	9/30/2018	10.2	11/13/2018
10.18	Fourteenth Amendment to Credit Agreement, dated as of June 19, 2019, by and among Fuel Tech, Inc., Fuel Tech S.R.L., and JPMorgan Chase Bank, N.A.	10-Q	6/30/2019	10.1	8/13/2019
10.19	Tenth Amendment to Continuing Guaranty, dated as of June 29, 2018, between JPMorgan Chase Bank, N.A., JP Chase Bank (China) Company Limited and Fuel Tech, Inc.	10-Q	6/30/2018	10.1	8/13/2018
10.20	11th Amendment to Continuing Guaranty, dated as of October 19, 2018, between JPMorgan Chase Bank, N.A., JPMorgan Chase Bank N.A., JPMorgan Chase Bank (China) Company Limited and Fuel Tech, Inc.	10-Q	9/30/2018	10.3	11/13/2018
10.21	Cash Collateral Pledge Agreement, dated as of May 27, 2016, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2016	10.1	8/9/2016
10.22	Sublease Agreement, dated December 9, 2009, between Fuel Tech, Inc. and American Bailey Corporation	10-K	12/31/2009	10.14	3/4/2010
10.24*	2019 Corporate Incentive Plan of Fuel Tech, Inc.	10-K	12/31/2018	10.24	3/14/2019
10.25*	2020 Corporate Incentive Plan of Fuel Tech, Inc.	8-K		10.2	3/2/2020

10.27*	2019 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan	8-K	12/14/2018	99.2	12/14/2018
10.28*	2020 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan	8-K	12/10/2019	99.2	12/12/2020
10.29*	2018 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan	10-K	12/31/2017	10.29	3/12/2018
10.30*	2019 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan	8-K	12/14/2018	99.1	12/14/2018
10.31*	2020 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan	8-K	12/10/2019	99.1	12/12/2020
10.32*	Employment Agreement dated August 31, 2009, between William E. Cummings, Jr. and Fuel Tech, Inc.	10-K	12/31/2009	10.10	3/14/2010
10.33*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.	10-K	12/31/2011	10.21	3/5/2012
10.34*	Employment Agreement, dated March 9, 2018, between James M. Pach and Fuel Tech, Inc.	10-K	12/31/2017	10.35	3/12/2018

23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.1 INS	XBRL Instance Document.

101.2 SCH	XBRL Taxonomy Extension Schema Document.

101.3 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Indicates a management contract or compensatory plan or arrangement.

**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES AND CERTIFICATIONS
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 11, 2020	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2020	By:	/s/ James M. Pach
James M. Pach
Vice President, Treasurer and Controller
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.
Date: March 11, 2020

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