Form 10-Q
period 2020-03-31
FUEL TECH, INC.
filed 2020-05-12
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 31, 2020 there were outstanding 24,636,390 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the three-month period ended March 31, 2020

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$8,003	$10,914
Restricted cash	2,771	2,080
Accounts receivable, net	5,620	6,473
Inventories, net	367	264
Prepaid expenses and other current assets	1,729	1,879
Income taxes receivable	69	—
Total current assets	18,559	21,610
Property and equipment, net of accumulated depreciation of $26,326 and $26,174, respectively	5,500	5,662
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $1,033 and $991, respectively	877	906
Restricted cash	362	507
Right-of-use operating lease assets	1,095	980
Other assets	412	443
Total assets	$28,921	$32,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,793	$2,117
Accrued liabilities:
Operating lease liabilities - current	284	300
Employee compensation	609	519
Income taxes payable	36	—
Other accrued liabilities	1,510	1,976
Total current liabilities	4,232	4,912
Operating lease liabilities - non-current	794	680
Deferred income taxes, net	172	171
Other liabilities	270	286
Total liabilities	5,468	6,049
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 25,404,299 and 25,053,480 shares issued, and 24,636,390 and 24,592,578 shares outstanding, respectively	254	254
Additional paid-in capital	139,641	139,560
Accumulated deficit	(112,892)	(110,325)
Accumulated other comprehensive loss	(2,009)	(1,778)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,617)	(1,612)
Total stockholders’ equity	23,453	26,175
Total liabilities and stockholders’ equity	$28,921	$32,224
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$3,778	$10,155
Costs and expenses:
Cost of sales	2,251	6,141
Selling, general and administrative	3,886	4,458
Restructuring charge	—	595
Research and development	324	266
	6,461	11,460
Operating loss from continuing operations	(2,683)	(1,305)
Interest expense	(3)	(1)
Interest income	11	2
Other income	226	25
Loss from continuing operations before income taxes	(2,449)	(1,279)
Income tax expense	(118)	—
Net loss from continuing operations	(2,567)	(1,279)
Loss from discontinued operations (net of income tax benefit of $0 in 2020 and 2019)	—	(10)
Net loss	$(2,567)	$(1,289)
Net loss per common share:
Basic
Continuing operations	$(0.10)	$(0.05)
Discontinued operations	$—	$—
Basic net loss per common share	$(0.10)	$(0.05)
Diluted
Continuing operations	$(0.10)	$(0.05)
Discontinued operations	$—	$—
Diluted net loss per common share	$(0.10)	$(0.05)
Weighted-average number of common shares outstanding:
Basic	24,597,000	24,177,000
Diluted	24,597,000	24,177,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(2,567)	$(1,289)
Other comprehensive income loss:
Foreign currency translation adjustments	(231)	104
Comprehensive loss	$(2,798)	$(1,185)
See notes to condensed consolidated financial statements.

Fuel Tech, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2019:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2018	24,170	$248	$138,992	$(102,495)	$(1,285)	$76	$(1,484)	$34,052
Net loss				(1,289)				(1,289)
Foreign currency translation adjustments					104			104
Stock compensation expense			96					96
Common shares issued upon vesting of restricted stock units	18							—
Treasury shares withheld	(2)						$(2)	(2)
Adoption of ASC 842				22				22
Balance at March 31, 2019	24,186	$248	$139,088	$(103,762)	$(1,181)	$76	$(1,486)	$32,983

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2020:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2019	24,592	$254	$139,560	$(110,325)	$(1,778)	$76	$(1,612)	$26,175
Net loss				(2,567)				(2,567)
Foreign currency translation adjustments					(231)			(231)
Stock compensation expense			81					81
Common shares issued upon vesting of restricted stock units	55							—
Treasury shares withheld	(11)						(5)	(5)
Balance at March 31, 2020	24,636	$254	$139,641	$(112,892)	$(2,009)	$76	$(1,617)	$23,453

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(2,567)	$(1,289)
Loss from discontinued operations	—	10
Net loss from continuing operations	(2,567)	(1,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	163	244
Amortization	43	32
Stock-based compensation, net of forfeitures	81	96
Changes in operating assets and liabilities:
Accounts receivable	795	720
Inventories	(104)	154
Prepaid expenses, other current assets and other non-current assets	99	187
Accounts payable	(313)	(3,174)
Accrued liabilities and other non-current liabilities	(102)	(1,870)
Net cash used in operating activities - continuing operations	(1,905)	(4,890)
Net cash used in operating activities - discontinued operations	—	(10)
Net cash used in operating activities	(1,905)	(4,900)
Investing Activities
Purchases of equipment and patents	(14)	(279)
Proceeds from the sale of equipment	—	55
Net cash used in investing activities	(14)	(224)
Financing Activities
Taxes paid on behalf of equity award participants	(5)	(2)
Net cash used in financing activities	(5)	(2)
Effect of exchange rate fluctuations on cash	(441)	222
Net decrease in cash, cash equivalents and restricted cash	(2,365)	(4,904)
Cash, cash equivalents, and restricted cash at beginning of period (Note 2)	13,501	18,059
Cash, cash equivalents and restricted cash at end of period (Note 2)	$11,136	$13,155
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies
Restricted cash
Restricted cash as of March 31, 2020 represents funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A. The balance of restricted cash totaling $3,133 is comprised of $2,771 in current assets relating to existing standby letters of credit with varying maturity dates and expire no later than March 31, 2021 and $362 in long-term assets will remain through the expiration dates of the underlying standby letter of credits (the latest maturity date is February 1, 2023) with BMO Harris Bank N.A. Refer to Note 9 Debt Financing for further information on the Cash Collateral Security agreement with BMO Harris Bank N.A.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$8,003	$7,135
Restricted cash included in current assets	2,771	6,020
Restricted cash included in long-term assets	362	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$11,136	$13,155

Leases

On January 1, 2019, we adopted ASC 842 using the modified retrospective method outlined in ASU 2018-11, “Leases (Topic 842) Targeted Improvements.” Refer to Note 11 for further details regarding the effect of adoption. We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use ("ROU") operating lease assets, operating lease liabilities - current, and operating lease liabilities - non-current on our Consolidated Balance Sheets.
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

3.    Revenue

The Company recognizes revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Fuel Tech’s sales of products to customers represent single performance obligations. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

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

Fuel Tech’s APC product line also includes ancillary revenue for post contractual goods and services.  Revenue associated with these activities are recognized at point in time when delivery of goods  or completion of the service obligation is performed.
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

Disaggregated Revenue by Product Technology
The following table presents our revenues disaggregated by product technology:

	Three Months Ended March 31,
	2020	2019
Air Pollution Control
Technology solutions	$729	$4,741
Spare parts	199	149
Ancillary revenue	268	899
Total Air Pollution Control Technology revenues	1,196	5,789
FUEL CHEM
FUEL CHEM technology solutions	2,582	4,366
Total Revenues	$3,778	$10,155
Disaggregated Revenue by Geography
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended March 31,
	2020	2019
United States	$3,097	$8,815
Foreign Revenues
Latin America	146	175
Europe	393	617
Asia	142	548
Total Foreign Revenues	681	1,340
Total Revenues	$3,778	$10,155

Timing of Revenue Recognition
The following table presents the timing of our revenue recognition:

	Three Months Ended March 31,
	2020	2019
Products transferred at a point in time	$3,049	$5,414
Products and services transferred over time	729	4,741
Total Revenues	$3,778	$10,155

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At March 31, 2020 and December 31, 2019, contract assets were approximately $1,886 and $1,857, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $497 and $712, at March 31, 2020 and December 31, 2019, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the three month period ended March 31, 2020, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $248 for the three months ended March 31, 2020 and $224 for three months ended March 31, 2019, respectively, which represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts.
As of March 31, 2020, we had three construction contracts in progress that were identified as loss contracts and a provision for losses of $29 was recorded in other accrued liabilities on the consolidated balance sheet. Refer to Footnote 13 for an accrual related to certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the customer contract. As of December 31, 2019, we had three construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $26 was recorded in other accrued liabilities on the consolidated balance sheet.
Remaining Performance Obligations
Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $9,192. The Company expects to recognize revenue on approximately $5,717 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	March 31, 2020	December 31, 2019
Trade receivables	$5,496	$6,425
Unbilled receivables	1,886	1,857
Other short-term receivables	33	7
Allowance for doubtful accounts	(1,795)	(1,816)
Total accounts receivable	$5,620	$6,473

4.    Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its Air Pollution Control (“APC”) business operation in China. This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through March 31, 2020 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the remaining activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $32) in addition to collection efforts for the remaining accounts receivable.

The following table presents our revenues and net loss (which includes the Restructuring charge line item within the Condensed Statements of Operations for 2019 in China as follows:

	Three Months Ended March 31,
	2020	2019
Total revenues	$2	$338
Net income (loss)	127	(850)

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The following table presents net assets in China as follows:

	As of
	March 31, 2020	December 31, 2019
Total assets	$3,332	$4,249
Total liabilities	316	399
Total net assets	$3,016	$3,850

The Company has incurred $0 and $532 during the three months ending March 31, 2020 and 2019 for severance costs related to the suspension of the APC business in China.

On January 23, 2019, the Company notified the landlord of our intention to early terminate the lease on July 22, 2019. The Company incurred an early termination penalty of $63 during the first quarter of 2019.

There is no liability for the three months ending March 31, 2020. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities - Employee Compensation" line of the consolidated balance sheets for the three months ending March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Restructuring liability at beginning of period	$—	$65
Amounts expensed	—	595
Amounts paid	—	(287)
Restructuring liability at end of period	$—	$373

5.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended March 31,
	2020	2019
Foreign currency translation
Balance at beginning of period	$(1,778)	$(1,285)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(231)	104
Total accumulated other comprehensive loss	$(2,009)	$(1,181)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.    Treasury Stock
Common stock held in treasury totaled 807,273 and 796,090 with a cost of $1,617 and $1,612 at March 31, 2020 and December 31, 2019, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

7.    Earnings per Share
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three months ended March 31, 2020 and 2019, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Basic weighted-average shares	24,597,000	24,177,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested RSUs	—	—
Diluted weighted-average shares	24,597,000	24,177,000

Fuel Tech had 605,000 and 1,280,000 weighted average equity awards outstanding at March 31, 2020 and 2019, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

8.    Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of March 31, 2020, Fuel Tech had 2,267,565 shares available for share-based awards under the 2014 Plan.

We did not record any excess tax benefits within income tax expense for the three months ended March 31, 2020. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three months ended March 31, 2020. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Stock options and restricted stock units, net of forfeited	$81	$96
Tax benefit of stock-based compensation expense	—	—
After-tax effect of stock-based compensation	$81	$96
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
Stock option activity for Fuel Tech’s Incentive Plans for the three months ended March 31, 2020 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2020	747,500	$3.33
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding on March 31, 2020	747,500	$3.33	4.48	$—
Exercisable on March 31, 2020	747,500	$3.33	4.48	$—
As of March 31, 2020, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

In addition to the time vested RSUs, the Company entered into a 2020 Executive Performance RSU Award Agreement (the “2020 Agreement”) with certain officers, including its President and Chief Executive Officer pursuant to which each 2020 Participating Executive will have the opportunity to earn a specified amount of restricted stock units (RSUs). The amount of RSUs awarded, if any, will be based on the Company’s achievement of varying levels of operating income before the impact of incentive pay (but including adjustments to reflect the payment of sales commissions) in fiscal 2020 (“Operating Income”), as determined by the Company, in its sole discretion. Nevertheless, no Participating Executive will be entitled to any such RSUs unless the Company achieves a minimum of $1 million in Operating Income in 2020. If awarded, such RSUs will vest in equal amounts (i.e., 1/3, 1/3 and 1/3) over three years commencing one year after the grant date based on continued service. Such RSUs are valued at the date of grant using the intrinsic value method based on the closing price of the Company’s common stock on the grant date.
At March 31, 2020, there is $277 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.42 years.
A summary of restricted stock unit activity for the three months ended March 31, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2020	775,635	$1.47
Granted	—	—
Forfeited	(25,000)	0.97
Vested	(54,995)	1.49
Unvested restricted stock units at March 31, 2020	695,640	$1.48
The fair value of restricted stock that vested during the three month period ending March 31, 2020 was $82.
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plans for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the three month periods ended March 31, 2020 and 2019, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.    Debt Financing

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At March 31, 2020 and December 31, 2019, respectively, the Company had outstanding standby letters of credit totaling approximately $2,984 and $2,461 under the BMO Harris agreement. As of March 31, 2020 and December 31 2019 respectively, the Company held $3,133 and $2,584 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

In connection with the transition to BMO Harris Bank N.A., the Company canceled its U.S. credit facility with JPMorgan Chase Bank, N.A. effective on September 25, 2019.

10.    Business Segment and Geographic Financial Data
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
Information about reporting segment net sales and gross margin from continuing operations are provided below:

Three months ended March 31, 2020	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$1,196	$2,582	$—	$3,778
Cost of sales	(765)	(1,486)	—	(2,251)
Gross margin	431	1,096	—	1,527
Selling, general and administrative	—	—	(3,886)	(3,886)
Research and development	—	—	(324)	(324)
Operating income (loss) from continuing operations	$431	$1,096	$(4,210)	$(2,683)
 `

Three months ended March 31, 2019	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$5,789	$4,366	$—	$10,155
Cost of sales	(3,889)	(2,252)	—	(6,141)
Gross margin	1,900	2,114	—	4,014
Selling, general and administrative	—	—	(4,458)	(4,458)
Restructuring Charge	(595)		—	(595)
Research and development	—	—	(266)	(266)
Operating income (loss) from continuing operations	$1,305	$2,114	$(4,724)	$(1,305)

Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended March 31,
	2020	2019
Revenues:
United States	3,097	8,815
Foreign	681	1,340
	3,778	10,155

	March 31, 2020	December 31, 2019
Assets:
United States	$21,887	$23,460
Foreign	7,034	8,764
	$28,921	$32,224

11.    Leases

Leases
We have seven total operating leases which relate to both office space locations and certain office equipment. Our leases have remaining lease terms of 1 month to 6 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense for the three months ended March 31, 2020 is as follows:

	For the Three Months ended March 31, 2020	For the Three Months ended March 31, 2019
Operating lease cost	$88	$172
Short-term lease cost	3	68
Total lease cost	$91	$240

The weighted average remaining lease term was 4.39 years as of March 31, 2020. The weighted average discount rate was 3.66% as of March 31, 2020.

Remaining maturities of our existing lease liabilities as of March 31, 2020 were as follows:

Year Ending December 31,	Operating Leases
2020 (excluding the three months ended March 31, 2020)	229
2021	300
2022	246
2023	239
Thereafter	202
Total lease payments	$1,216
Less imputed interest	(138)
Total	$1,078

The following is the balance sheet classification of our existing lease liabilities as of March 31, 2020:

	March 31, 2020	December 31, 2019
Operating lease liabilities - current	$284	$300
Operating lease liabilities - non-current	$794	680
Total operating lease liabilities	$1,078	$980

Supplemental cash flow information related to leases was as follows:

	For the Three Months ended March 31, 2020	For the Three Months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$91	$171
Leased assets obtained in exchange for operating lease liabilities	81	163

12.    Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	March 31, 2020	December 31, 2019
Contract liabilities (Note 3)	$497	$712
Accrued remediation contingency (Note 13)	146	146
Other accrued liabilities	867	1,118
Total other accrued liabilities	$1,510	$1,976

13.    Contingencies

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

During the fourth quarter of 2018, the Company was notified of certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the contract. The Company is in the process of remedying the non-conformance issues. As of March 31, 2020 and December 31, 2019, we have a total accrued liability associated with the completion of the non-conformance issues of $146 in the other accrued liabilities line of the Consolidated Balance Sheets.

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Consolidated Balance Sheets during the three months ended March 31, 2020 and 2019. The warranty liability balance was $159 at March 31, 2020 and 2019.

14.    Income Taxes

The Company’s effective tax rate is approximately 5% and 0% for the three-month periods ended March 31, 2020 and 2019, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three month period ended March 31, 2020 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three month periods ended March 31, 2020 and 2019.

On April 3, 2019, the Company received notice from the Internal Revenue Service that our U.S. income tax return for the year ended December 31, 2016 is currently under audit.
Fuel Tech had no unrecognized tax benefits as of March 31, 2020 and December 31, 2019.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the Cares Act restored net operating loss carryback rules that were eliminated by 2017 Tax Cuts and Jobs Act, restored 100 percent bonus depreciation for qualified improvement property, modified the limit on the deduction for net interest expense and accelerated the timeframe for refunds of AMT credits.   At this time we do not anticipate a material impact to the Company’s current or deferred income taxes as a result of the CARES Act.  We will continue to evaluate the effects of the CARES Act as additional legislative guidance become available.

15.    Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC segment.  At both March 31, 2020 and December 31, 2019, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the three months ended March 31, 2020 and 2019.
Fuel Tech reviews other intangible assets, which include patent assets, for impairment on a recurring basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated.
There were no indications of intangible asset impairments for the three month periods ended March 31, 2020 and March 31, 2019.

16.    Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.
With infections reported throughout the world, certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. We have temporarily closed our offices and shifted our workforce to remote operations to ensure the safety of our employees.

The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, could adversely impact or cause disruption to our business, financial condition, results of operations and cash flows. Further, the COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.
In particular, the Company has global locations, suppliers, and customers. Therefore, COVID-19, as well as measures taken by governmental authorities and private actors to limit the spread of this virus, may interfere with the ability of our employees, suppliers and other business providers to carry out their assigned tasks or supply services at ordinary levels of performance relative to the conduct of our business. This has not yet caused, but may cause, us to materially curtail certain of our business operations, and have an adverse effect on our results of operations and cash flow.
The ultimate effect that the COVID-19 pandemic may have on our business, financial condition or results of operations is not presently known to us or may present unanticipated risks that cannot be determined at this time.
On April 15, 2020, the Company received $1,556 in loan proceeds from the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan is evidenced by a promissory note of the Company dated April 15, 2020 (the “Note”) in the principal amount of $1,556, issued to BMO Harris Bank N.A. (the “Bank”), the lender.

Under the terms of the Note, interest will accrue on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Agreement or the Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning six months from the date of the Note, until the maturity date. The Note contains covenants by the Company, including obtaining the written consent of the Bank prior to material changes in the management or ownership of the Company.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs; maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. The Company intends to use the entire PPP Loan amount for qualifying expenses, though no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The Note may be prepaid in part or in full, at any time, without penalty. The Note provides for certain customary events of default, including, but not limited to, failing to make a payment when due under the Note, failure to take actions required by the Note, the Company defaulting under certain agreements in favor of any third party, making false statements, the Company’s insolvency, and the commencement of creditor or forfeiture proceedings against the Company. Upon the occurrence of an event of default, the Bank has customary remedies and may, among other things, require immediate payment of all amounts owed under the Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

17.    Liquidity

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

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three month periods ending March 31, 2020 and 2019 were $3,778 and $10,155 respectively, representing a decrease of $6,377 or 63% versus the same period last year.
The Air Pollution Control (APC) technology segment generated revenues of $1,196 for the three month period ending March 31, 2020, representing a decrease of $4,593 or 79% from the prior year amount of $5,789. The decrease in APC revenue was principally related to timing of project execution and the decline in backlog of $9.7 million at December 31, 2019 versus $12.4 million at December 31, 2018, resulting from lower new APC orders announced during 2019 and continuing through the first quarter of 2020.
Consolidated APC backlog at March 31, 2020 was $9,192 versus backlog at December 31, 2019 of $9,671. Our current backlog consists of U.S. domestic projects totaling $8,405 and international projects totaling $787.
The FUEL CHEM® technology segment generated revenues of $2,582 for the three months ended March 31, 2020, representing a decrease of $1,784 or 41% from the prior year amount of $4,366. The decrease in FUEL CHEM revenue for the three months ended March 31, 2020 as compared to the same period of the prior year was due to a reduction in demand from power generation from coal-fired utilities and low natural gas prices, which leads to fuel switching, unscheduled outages, and combustion units operating at less than capacity. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications, and have recently announced two new demonstration orders using the Company’s proprietary TIFI Bio™ (Targeted In-Furnace Injection) technology.

Consolidated gross margin percentage for the three month periods ended March 31, 2020 and 2019 was 40% and 40%, respectively. Gross margin for the comparable periods remained flat primarily due to the mix between APC and FUEL CHEM revenues recognized during the quarter. The decrease in Fuel Chem margins to 43% from, 48% in the comparable period in 2019 were a direct result of the decrease in sales volume as several accounts remained offline due to soft electric demand and unplanned outages. The increase in APC gross margin to 36% in 2020 from 33% in 2019 is primarily due to project mix and timing of execution.

For the FUEL CHEM technology segment, the gross margin percentage decreased to 42% for the period ended March 31, 2020 from 48% in the prior comparable period due to the reduction in revenue mentioned previously and to the margin mix of customers generating revenue.

Selling, general and administrative expenses (SG&A) were $3,886 and $4,458 for the three month periods ended March 31, 2020 and 2019. For the three month period ended March 31, 2020 the decrease of $572 is primarily the result of a reduction in administrative costs relating to foreign subsidiaries of $350 (largely driven by the suspension of the APC business operation in China), a reduction in other administrative costs relating to reduction of leased office space $53, employee related and other administrative costs of $34 and professional and consulting services of $78. SG&A as a percentage of revenues increased to 103% from 44% in the three month periods ending March 31, 2020 and 2019. The increase in SG&A percentage is primarily attributed to the decrease in revenues due to the timing of project execution as well as lower new APC orders announced during 2019 and 2020.

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The Company recorded restructuring charges of $0 and $595 for the three months ended March 31, 2020 and 2019, respectively. The charge in the three months ended March 31, 2019 consisted primarily of one-time severance payments and the early termination penalty for our lease associated with the suspension of our APC business in China. For further information related to restructuring, refer to Note 4 - Restructuring Activities.

Research and development expenses for the three-month period ended March 31, 2020 was $324, and for the same periods in 2019 was $266. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This technology has not yet met the criteria to be a separate operating segment under ASC 280 Segment Reporting. This infusion process has a variety of applications in the water and waste water industries, including remediation, treatment, biological activity and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Income tax expense for the three month periods ended March 31, 2020 and 2019 were $118 and $0, respectively. The Company is projecting a consolidated effective tax rate of approximately 5% for 2020 which is lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three months ended March 31, 2020 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

Liquidity and Sources of Capital

We have sustained losses from continuing operations during the three month period ended March 31, 2020 totaling $2,567. Our cash used from continuing operations for this same period totaled $1,905. We have taken measures to reduce our expense infrastructure and our ability to operate our base businesses prospectively is based on our ability to secure new orders in the APC business and our ability to successfully execute existing APC projects in line with our internal budgets.
Our cash balance as of March 31, 2020 totaled $11,136 (including restricted cash of $3,133), and our working capital totaled $14,327. We do not have any outstanding debt obligations other than for our outstanding letters of credit, and our current credit agreement does not have any financial covenants as we are currently in a Cash Collateral Security agreement with our lender.
We continue to monitor our liquidity needs and in response to our continued losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future.
We have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control and FUEL CHEM, as well as our efforts to wind-down our APC operations in China. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, and c) the costs of winding down our Fuel Conversion business and APC operations in China as well as other research and development initiatives.
Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and FUEL CHEM businesses.
On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At March 31, 2020, the Company had outstanding standby letters of credit totaling approximately $2,984 under the BMO Harris agreement. As of March 31, 2020, the Company held $3,133 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.
In connection with the transition to BMO Harris Bank N.A., the Company canceled its U.S. credit facility with JPMorgan Chase Bank, N.A. effective on September 25, 2019.

On April 15, 2020, the Company received $1,556 in loan proceeds from the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan is evidenced by a promissory note of the Company dated April 15, 2020 (the “Note”) in the principal amount of $1,556, issued to BMO Harris Bank N.A. (the “Bank”), the lender.

Under the terms of the Note, interest will accrue on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Agreement or the Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning six months from the date of the Note, until the maturity date. The Note contains covenants by the Company, including obtaining the written consent of the Bank prior to material changes in the management or ownership of the Company.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs; maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. The Company intends to use the entire PPP Loan amount for qualifying expenses, though no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The Note may be prepaid in part or in full, at any time, without penalty. The Note provides for certain customary events of default, including, but not limited to, failing to make a payment when due under the Note, failure to take actions required by the Note, the Company defaulting under certain agreements in favor of any third party, making false statements, the Company’s insolvency, and the commencement of creditor or forfeiture proceedings against the Company. Upon the occurrence of an event of default, the Bank has customary remedies and may, among other things, require immediate payment of all amounts owed under the Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the three months ended March 31, 2020.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2019 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts nor into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.
Fuel Tech is also exposed to changes in interest rates primarily due to its debt facility (refer to Note 9 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2020.

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

Item 1A.        Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2019 have not materially changed, except for as follows.

The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, could adversely impact or cause disruption to our business, financial condition, results of operations and cash flows. Further, the COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

With infections reported throughout the world, certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. We have temporarily closed our offices and shifted our workforce to remote operations to ensure the safety of our employees.

The Company has global locations, suppliers, and customers. Therefore, COVID-19, as well as measures taken by governmental authorities and private actors to limit the spread of this virus, may interfere with the ability of our employees, suppliers and other business providers to carry out their assigned tasks or supply services at ordinary levels of performance relative to the conduct of our business. This has not yet caused, but may cause, us to materially curtail certain of our business operations, and have an adverse effect on our results of operations and cash flow.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. The ultimate effect that the COVID-19 pandemic may have on our business, financial condition or results of operations is not presently known to us or may present unanticipated risks that cannot be determined at this time.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.        Exhibits

a.	Exhibits (all filed herewith)
	10.1	$1,556,000 Promissory Note of Fuel Tech, Inc. dated April 15, 2020, issued to BMO Harris Bank National Association, as lender.
	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	31.2	Certification of principal financial officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	32	Certification of CEO and principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	101.1	INSXBRL Instance Document
	101.2	SCHXBRL Taxonomy Extension Schema Document
	101.3	CALXBRL Taxonomy Extension Calculation Linkbase Document
	101.4	DEFXBRL Taxonomy Extension Definition Linkbase Document
	101.5	LABXBRL Taxonomy Extension Label Linkbase Document
	101.6	PREXBRL Taxonomy Extension Prevention Linkbase Document

FUEL TECH, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 5/12/2020	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: 5/12/2020	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Acting Treasurer and Controller
(Principal Financial Officer)