Form 10-Q
period 2020-06-30
FUEL TECH, INC.
filed 2020-08-11
CIK 846913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 31, 2020 there were outstanding 24,701,159 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.
Form 10-Q for the six-month period ended June 30, 2020

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
FUEL TECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$8,254	$10,914
Restricted cash	2,639	2,080
Accounts receivable, net	5,658	6,473
Inventories, net	342	264
Prepaid expenses and other current assets	1,410	1,879
Income taxes receivable	69	—
Total current assets	18,372	21,610
Property and equipment, net of accumulated depreciation of $26,503 and $26,174, respectively	5,437	5,662
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $6,756 and $6,671, respectively	838	906
Restricted cash	364	507
Right-of-use operating lease assets	1,035	980
Other assets	395	443
Total assets	$28,557	$32,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,585	$2,117
Current portion of long-term borrowings	684	—
Accrued liabilities:
Operating lease liabilities - current	279	300
Employee compensation	679	519
Income taxes payable	36	—
Other accrued liabilities	2,104	1,976
Total current liabilities	5,367	4,912
Operating lease liabilities - non-current	738	680
Long-term borrowings, net of current portion	872	—
Deferred income taxes, net	172	171
Other liabilities	278	286
Total liabilities	7,427	6,049
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 25,476,420 and 25,053,480 shares issued, and 24,701,159 and 24,592,578 shares outstanding, respectively	255	254
Additional paid-in capital	139,710	139,560
Accumulated deficit	(115,436)	(110,325)
Accumulated other comprehensive loss	(1,857)	(1,778)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,618)	(1,612)
Total stockholders’ equity	21,130	26,175
Total liabilities and stockholders’ equity	$28,557	$32,224
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$4,401	$8,948	$8,179	$19,103
Costs and expenses:
Cost of sales	3,799	5,050	6,050	11,191
Selling, general and administrative	2,755	4,455	6,641	8,913
Restructuring charge	—	30	—	625
Research and development	271	205	595	471
Intangible assets abandonment	—	51	—	51
	6,825	9,791	13,286	21,251
Operating loss from continuing operations	(2,424)	(843)	(5,107)	(2,148)
Interest expense	(3)	(3)	(6)	(4)
Interest income	2	9	13	11
Other income (expense), net	(88)	(97)	138	(72)
Loss from continuing operations before income taxes	(2,513)	(934)	(4,962)	(2,213)
Income tax expense	(31)	(2)	(149)	(2)
Net loss from continuing operations	(2,544)	(936)	(5,111)	(2,215)
Loss from discontinued operations	—	(9)	—	(19)
Net loss	$(2,544)	$(945)	$(5,111)	$(2,234)
Net loss per common share:
Basic
Continuing operations	$(0.10)	$(0.04)	$(0.21)	$(0.09)
Discontinued operations	$—	$—	$—	$—
Basic net loss per common share	$(0.10)	$(0.04)	$(0.21)	$(0.09)
Diluted
Continuing operations	$(0.10)	$(0.04)	$(0.21)	$(0.09)
Discontinued operations	$—	$—	$—	$—
Diluted net loss per common share	$(0.10)	$(0.04)	$(0.21)	$(0.09)
Weighted-average number of common shares outstanding:
Basic	24,668,000	24,187,000	24,633,000	24,182,000
Diluted	24,668,000	24,187,000	24,633,000	24,182,000
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(2,544)	$(945)	$(5,111)	$(2,234)
Other comprehensive income loss:
Foreign currency translation adjustments	152	(43)	(79)	61
Comprehensive loss	$(2,392)	$(988)	$(5,190)	$(2,173)
See notes to condensed consolidated financial statements.

Fuel Tech, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and six months ended June 30, 2019:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2018	24,170	$248	$138,992	$(102,495)	$(1,285)	$76	$(1,484)	$34,052
Net loss	—	—	—	(1,289)	—	—	—	(1,289)
Foreign currency translation adjustments	—	—	—	—	104	—	—	104
Stock compensation expense	—	—	96	—	—	—	—	96
Common shares issued upon vesting of restricted stock units	18	—	—	—	—	—	—	—
Treasury shares withheld	(2)	—	—	—	—	—	$(2)	(2)
Adoption of ASC 842	—	—	—	22				22
Balance at March 31, 2019	24,186	$248	$139,088	$(103,762)	$(1,181)	$76	$(1,486)	$32,983
Net Loss	—	—	—	$(945)	—	—	—	(945)
Foreign currency translation adjustments	—	—	—	—	(43)	—	—	(43)
Stock compensation expense	—	—	123	—	—	—	—	123
Balance at June 30, 2019	24,186	$248	$139,211	$(104,707)	$(1,224)	$76	$(1,486)	$32,118

The following summarizes the changes in total stockholders' equity for the three and six months ended June 30, 2020:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Nil Coupon Perpetual Loan Notes	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2019	24,592	$254	$139,560	$(110,325)	$(1,778)	$76	$(1,612)	$26,175
Net loss	—	—	—	(2,567)	—	—	—	(2,567)
Foreign currency translation adjustments	—	—	—	—	(231)	—	—	(231)
Stock compensation expense	—	—	81	—	—	—	—	81
Common shares issued upon vesting of restricted stock units	55	—	—	—	—	—	—	—
Treasury shares withheld	(11)	—	—	—	—	—	(5)	(5)
Balance at March 31, 2020	24,636	$254	$139,641	$(112,892)	$(2,009)	$76	$(1,617)	$23,453
Net Loss	—	—	—	$(2,544)	—	—	—	(2,544)
Foreign currency translation adjustments	—	—	—	—	152	—	—	152
Stock compensation expense	—	—	69	—	—	—	—	69
Common shares issued upon vesting of restricted stock units	66	1	—	—	—	—	$(1)	—
Treasury shares withheld	(1)	—	—	—	—	—	—	—
Balance at June 30, 2020	24,701	$255	$139,710	$(115,436)	$(1,857)	$76	$(1,618)	$21,130

See notes to condensed consolidated financial statements.

FUEL TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(5,111)	$(2,234)
Loss from discontinued operations	—	19
Net loss from continuing operations	(5,111)	(2,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	329	478
Amortization	85	68
Loss (gain) on disposal of equipment	—	2
Provision for doubtful accounts, net of recoveries	(1,082)	—
Intangible assets abandonment	—	51
Stock-based compensation, net of forfeitures	150	219
Changes in operating assets and liabilities:
Accounts receivable	1,863	3,870
Inventories	(78)	640
Prepaid expenses, other current assets and other non-current assets	424	1,163
Accounts payable	(531)	(5,595)
Accrued liabilities and other non-current liabilities	537	(1,485)
Net cash used in operating activities - continuing operations	(3,414)	(2,804)
Net cash used in operating activities - discontinued operations	—	(19)
Net cash used in operating activities	(3,414)	(2,823)
Investing Activities
Purchases of equipment and patents	(122)	(359)
Net cash used in investing activities	(122)	(359)
Financing Activities
Proceeds from borrowings	1,556	—
Taxes paid on behalf of equity award participants	(6)	(2)
Net cash used in financing activities	1,550	(2)
Effect of exchange rate fluctuations on cash	(258)	44
Net decrease in cash, cash equivalents and restricted cash	(2,244)	(3,140)
Cash, cash equivalents, and restricted cash at beginning of period (Note 2)	13,501	18,059
Cash, cash equivalents and restricted cash at end of period (Note 2)	$11,257	$14,919
See notes to condensed consolidated financial statements.

FUEL TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.
COVID-19 Pandemic
The emergence of the coronavirus (COVID-19) around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly. The COVID-19 pandemic has affected the Company’s operations in the three and six months ended June 30, 2020, although the impact of the pandemic is difficult to quantify, and may continue to do so indefinitely thereafter. The Company has experienced, and may continue to experience, reductions in demand for certain of our products as several accounts remained offline due to soft electric demand and unplanned outage activities and due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets.
Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales and marketing channels and supply chain, and as a result, the ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments. Such effects could exist for an extended period of time even after the pandemic might end.

2.    Summary of Significant Accounting Policies
Restricted cash
Restricted cash as of June 30, 2020 represents funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A. The balance of restricted cash totaling $3,003 is comprised of $2,639 in current assets relating to existing standby letters of credit with varying maturity dates and expire no later than June 30, 2021 and $364 in long-term assets will remain through the expiration dates of the underlying standby letter of credits (the latest maturity date is February 1, 2023) with BMO Harris Bank N.A. Refer to Note 9 Debt Financing for further information on the Cash Collateral Security agreement with BMO Harris Bank N.A.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$8,254	$11,664
Restricted cash included in current assets	2,639	2,768
Restricted cash included in long-term assets	364	487
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$11,257	$14,919

Leases

The Company applies the provisions of Accounting Standards Codification ("ASC") 842, Leases.  The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Operating ROU assets also include the impact of any lease incentives.
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
We have lease agreements with lease and non-lease components, and we elected the practical expedient to not separate lease and non-lease components for the majority of our leases. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. We also elected the practical expedient to keep leases with an initial term of 12 months or less off of the consolidated balance sheet.

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

Disaggregated Revenue by Product Technology
The following table presents our revenues disaggregated by product technology:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Air Pollution Control
Technology solutions	$1,469	$3,795	$2,198	$8,536
Spare parts	214	384	413	533
Ancillary revenue	254	624	522	1,523
Total Air Pollution Control Technology revenues	1,937	4,803	3,133	10,592
FUEL CHEM
FUEL CHEM technology solutions	2,464	4,145	5,046	8,511
Total Revenues	$4,401	$8,948	$8,179	$19,103

Disaggregated Revenue by Geography
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$3,310	$7,562	$6,407	$16,377
Foreign Revenues
Latin America	59	17	205	192
Europe	197	668	590	1,285
Asia	835	701	977	1,249
Total Foreign Revenues	1,091	1,386	1,772	2,726
Total Revenues	$4,401	$8,948	$8,179	$19,103
Timing of Revenue Recognition
The following table presents the timing of our revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Products transferred at a point in time	$2,932	$5,153	$5,981	$10,567
Products and services transferred over time	1,469	3,795	2,198	8,536
Total Revenues	$4,401	$8,948	$8,179	$19,103

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At June 30, 2020 and December 31, 2019, contract assets were approximately $1,763 and $1,857, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $1,168 and $712, at June 30, 2020 and December 31, 2019, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the six month period ended June 30, 2020, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $210 and $458 for the three and six months ended June 30, 2020, respectively and $707 and $926 for three and six months ended June 30, 2019, respectively, which represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts.
As of June 30, 2020, we had three construction contracts in progress that were identified as loss contracts and a provision for losses of $16 was recorded in other accrued liabilities on the consolidated balance sheet. Refer to Footnote 13 for an accrual related to certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the customer contract. As of December 31, 2019, we had three construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $26 was recorded in other accrued liabilities on the consolidated balance sheet.

Remaining Performance Obligations
Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $8,321. The Company expects to recognize revenue on approximately $4,845 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	June 30, 2020	December 31, 2019
Trade receivables	$4,592	$6,425
Unbilled receivables	1,763	1,857
Other short-term receivables	19	7
Allowance for doubtful accounts	(716)	(1,816)
Total accounts receivable	$5,658	$6,473

4.    Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its Air Pollution Control (“APC”) business operation in China. This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through June 30, 2020 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the remaining activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $29) in addition to collection efforts for the remaining accounts receivable.

The following table presents our revenues and net loss (which includes the Restructuring charge line item within the Condensed Statements of Operations for 2020 and 2019 in China as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$3	$(28)	$5	$310
Net income (loss)	(85)	(540)	42	(1,390)

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The following table presents net assets in China as follows:

	As of
	June 30, 2020	December 31, 2019
Total assets	$3,072	$4,249
Total liabilities	352	399
Total net assets	$2,720	$3,850

The Company incurred $0 in the three and six month periods ending June 30, 2020 and $30 and $625 during the three and six month periods ending June 30, 2019 for severance and lease cancellation costs related to the suspension of the APC business in China.

There is no liability for restructuring activities for the three and six months ending June 30, 2020. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities - Employee Compensation" line of the consolidated balance sheets for the three and six months ending June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restructuring liability at beginning of period	$—	$373	$—	$65
Amounts expensed	—	30	—	625
Amounts paid	—	(248)	—	(535)
Restructuring liability at end of period	$—	$155	$—	$155

5.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency translation
Balance at beginning of period	$(2,009)	$(1,181)	$(1,778)	$(1,285)
Other comprehensive loss:
Foreign currency translation adjustments (1)	152	(43)	(79)	61
Total accumulated other comprehensive loss	$(1,857)	$(1,224)	$(1,857)	$(1,224)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.    Treasury Stock
Common stock held in treasury totaled 808,139 and 796,090 with a cost of $1,618 and $1,612 at June 30, 2020 and December 31, 2019, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

7.    Earnings per Share
Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive. For the three and six months ended June 30, 2020 and 2019, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted-average shares	24,668,000	24,187,000	24,633,000	24,182,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	—	—	—	—
Diluted weighted-average shares	24,668,000	24,187,000	24,633,000	24,182,000

Fuel Tech had 553,000 and 1,515,000 weighted average equity awards outstanding at June 30, 2020 and 2019, respectively, that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

8.    Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of June 30, 2020, Fuel Tech had 2,284,333 shares available for share-based awards under the 2014 Plan.

We did not record any excess tax benefits within income tax expense for the three and six months ended June 30, 2020. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and six months ended June 30, 2020. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.
Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options and restricted stock units, net of forfeited	$69	$123	$150	$219
Tax benefit of stock-based compensation expense	—	—	—	—
After-tax effect of stock-based compensation	$69	$123	$150	$219
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
Stock option activity for Fuel Tech’s Incentive Plans for the six months ended June 30, 2020 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2020	747,500	$3.33
Granted	—	—
Exercised	—	—
Expired or forfeited	(40,000)	5.50
Outstanding on June 30, 2020	707,500	$3.21	4.48	$—
Exercisable on June 30, 2020	707,500	$3.21	4.48	$—
As of June 30, 2020, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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
At June 30, 2020, there is $208 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.32  years.
A summary of restricted stock unit activity for the six months ended June 30, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2020	775,635	$1.47
Granted	—	—
Forfeited	(25,000)	0.97
Vested	(120,630)	1.57
Unvested restricted stock units at June 30, 2020	630,005	$1.47
The fair value of restricted stock that vested during the six month period ending June 30, 2020 was $190.
Deferred Directors Fees
In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the six month periods ended June 30, 2020 and 2019, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.    Debt Financing

On April 17, 2020, the Company received $1,556 in loan proceeds from the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan is evidenced by a promissory note of the Company dated April 15, 2020 (the “Note”) in the principal amount of $1,556, issued to BMO Harris Bank N.A. (the “Bank”), the lender.

Under the terms of the Note, interest will accrue on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date. The Note contains covenants by the Company, including obtaining the written consent of the Bank prior to material changes in the management or ownership of the Company.

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At June 30, 2020 and December 31, 2019, respectively, the Company had outstanding standby letters of credit totaling approximately $2,860 and $2,461 under the BMO Harris agreement. As of June 30, 2020 and December 31, 2019 respectively, the Company held $3,003 and $2,584 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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
Information about reporting segment net sales and gross margin from continuing operations are provided below:

Three months ended June 30, 2020	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$1,937	$2,464	$—	$4,401
Cost of sales	(2,320)	(1,479)	—	(3,799)
Gross margin	(383)	985	—	602
Selling, general and administrative	—	—	(2,755)	(2,755)
Research and development	—	—	(271)	(271)
Operating (loss) income from continuing operations	$(383)	$985	$(3,026)	$(2,424)
 `

Three months ended June 30, 2019	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$4,803	$4,145	$—	$8,948
Cost of sales	(2,975)	(2,075)	—	(5,050)
Gross margin	1,828	2,070	—	3,898
Selling, general and administrative	—	—	(4,455)	(4,455)
Restructuring Charge	(30)	—	—	(30)
Research and development	—	—	(205)	(205)
Intangible assets abandonment	—	—	(51)	(51)
Operating income (loss) from continuing operations	$1,798	$2,070	$(4,711)	$(843)

Six months ended June 30, 2020	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$3,133	$5,046	$—	$8,179
Cost of sales	(3,086)	(2,964)	—	(6,050)
Gross margin	47	2,082	—	2,129
Selling, general and administrative	—	—	(6,641)	(6,641)
Research and development	—	—	(595)	(595)
Operating (loss) income from continuing operations	$47	$2,082	$(7,236)	$(5,107)
 `

Six months ended June 30, 2019	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$10,592	$8,511	$—	$19,103
Cost of sales	(6,864)	(4,327)	—	(11,191)
Gross margin	3,728	4,184	—	7,912
Selling, general and administrative	—	—	(8,913)	(8,913)
Restructuring Charge	(625)	—	—	(625)
Research and development	—	—	(471)	(471)
Intangible assets abandonment	—	—	(51)	(51)
Operating income (loss) from continuing operations	$3,103	$4,184	$(9,435)	$(2,148)

Geographic Segment Financial Data
Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
United States	$3,310	$7,562	$6,407	$16,377
Foreign	1,091	1,386	1,772	2,726
	$4,401	$8,948	$8,179	$19,103

	June 30, 2020	December 31, 2019
Assets:
United States	$22,090	$23,460
Foreign	6,467	8,764
	$28,557	$32,224

11.    Leases

Leases
We have seven total operating leases which relate to both office space locations and certain office equipment. Our leases have remaining lease terms of 11 months to 5 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$79	$171	$167	$343
Short-term lease cost	4	—	7	68
Total lease cost	$83	$171	$174	$411

The weighted average remaining lease term was 4.20 years as of June 30, 2020. The weighted average discount rate was 3.62% as of June 30, 2020.

Remaining maturities of our existing lease liabilities as of June 30, 2020 were as follows:

Year Ending December 31,	Operating Leases
2020 (excluding the six months ended June 30, 2020)	152
2021	303
2022	249
2023	242
Thereafter	206
Total lease payments	$1,152
Less imputed interest	(135)
Total	$1,017

The following is the balance sheet classification of our existing lease liabilities as of June 30, 2020:

	As of
	June 30, 2020	December 31, 2019
Operating lease liabilities - current	$279	$300
Operating lease liabilities - non-current	738	680
Total operating lease liabilities	$1,017	$980
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$84	$172	$175	$343
Leased assets obtained in exchange for operating lease liabilities	74	165	155	328

12.    Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	June 30, 2020	December 31, 2019
Contract liabilities (Note 3)	$1,168	$712
Accrued remediation contingency (Note 13)	—	146
Other accrued liabilities	936	1,118
Total other accrued liabilities	$2,104	$1,976

13.    Commitments and Contingencies

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

During the fourth quarter of 2018, the Company was notified of certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the contract. During the second quarter of 2020 a charge of $1,150 to remedy this non-conformance issue was incurred. Offsetting this amount was a reversal of $499 of expense to reduce the allowance of doubtful accounts that had been previously reserved. The Company has completed all work associated with this issue. As of June 30, 2020 and December 31, 2019, we have $0 and $146 of accrued liability associated with the completion of the non-conformance issues in the other accrued liabilities line of the Consolidated Balance Sheets.

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Consolidated Balance Sheets during the six months ended June 30, 2020 and 2019. The warranty liability balance was $159 at June 30, 2020 and 2019.

14.    Income Taxes

The Company’s effective tax rate is approximately 3% and 0% for the six-month period ended June 30, 2020 and 2019, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the six month period ended June 30, 2020 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the six month periods ended June 30, 2020 and 2019.
Fuel Tech had no unrecognized tax benefits as of June 30, 2020 and December 31, 2019.

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

15.    Goodwill and Other Intangibles
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC segment.  At both June 30, 2020 and December 31, 2019, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.
Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the six months ended June 30, 2020 and 2019.
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
There were no indications of intangible asset impairments for the six month periods ended June 30, 2020 and 2019.

16.    Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

FUEL TECH, INC.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues for the three and six month periods ending June 30, 2020 and 2019 were $4,401 and $8,948, $8,179 and $19,103 respectively, representing a decrease of $4,547 or 51% and $10,924 or 57% versus the same period last year.
The Air Pollution Control (APC) technology segment generated revenues of $1,937 and $3,133 for the three and six month periods ending June 30, 2020, representing a decrease of $2,866 or 60% and $7,459 or 70% from the prior year amount of $4,803 and $10,592. The decrease in APC revenue was principally related to timing of project execution and the decline in backlog of $9.7 million at December 31, 2019 versus $12.4 million at December 31, 2018, resulting from lower new APC orders announced during 2019 and continuing through the first six months of 2020.
Consolidated APC backlog at June 30, 2020 was $8,321 versus backlog at December 31, 2019 of $9,671. Our current backlog consists of U.S. domestic projects totaling $7,193 and international projects totaling $1,128.
The FUEL CHEM® technology segment generated revenues of $2,464 and $5,046 for the three and six months ended June 30, 2020, representing a decrease of $1,681 or 41% and $3,465 or 41% from the prior year amounts of $4,145 and $8,511. The decrease in FUEL CHEM revenue for the three and six months ended June 30, 2020 as compared to the same period of the prior year was due to a reduction in demand from power generation, extended unscheduled outages and significantly reduced operations which were largely impacted by the COVID-19 pandemic. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications, and have recently announced a new order for equipment on three new coal-fired units.

Consolidated gross margin percentage for the three and six month periods ended June 30, 2020 and 2019 were 14% and 26%, and 44% and 41%, respectively. Gross margin for the comparable periods are significantly reduced due to the decline in revenues across the segments and the impact of product mix. The decrease in Fuel Chem margins to 40% from 50% and to 41% from 49% for the three and six month periods ended June 30, 2020 and 2019 was a direct result of the decrease in sales volume as several accounts remained offline due to soft electric demand, extended outages, and to the margin mix of customers generating revenue. The decrease in APC gross margin to (20%) and 2% in the three and six months ending June 30, 2020 from 38% and 35% in 2019 is primarily due to $1,150 of charges incurred to remedy a non-conformance issues with a U.S. customer under a warranty provision of the contract.

Selling, general and administrative expenses (SG&A) were $2,755 and $6,641, and $4,455 and $8,913 respectively for the three and six month periods ended June 30, 2020 and 2019. For the three and six month periods ended June 30, 2020 the decrease of $1,700 and $2,272 is primarily the result of a reduction in administrative costs relating to foreign subsidiaries of $600 and $950 (largely driven by the suspension of the APC business operation in China), a reduction in administrative costs related to employees of $151 and $185, other administrative costs of $294 and $352 and professional and consulting services of $113 and $190. The reversal of a specific reserve of $499 for allowance of doubtful accounts related to the remedy of the aforementioned warranty nonconformity also contributed to this reduction. SG&A as a percentage of revenues increased to 63% and 81% from 50% and 47% in the three and six month periods ending June 30, 2020 and 2019. The increase in SG&A percentage is primarily attributed to the decrease in revenues due to the timing of project execution as well as lower new APC orders announced during 2019 and 2020.

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The Company recorded restructuring charges of $0 and $30, and $0 and $625 for the three and six months ended June 30, 2020 and 2019, respectively. The charge in the six months ended June 30, 2019 consisted primarily of one-time severance payments and the early termination penalty for our lease associated with the suspension of our APC business in China. For further information related to restructuring, refer to Note 4 - Restructuring Activities. The Company continues to engage in efforts to complete existing contracts.

Research and development expenses for the three and six-month periods ended June 30, 2020 was $271 and $595, and for the same periods in 2019 was $205 and $471 respectively. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This technology has not yet met the criteria to be a separate operating segment under ASC 280 Segment Reporting. This infusion process has a variety of applications in the water and waste water industries, including remediation, treatment, biological activity and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Income tax expense for the three and six month periods ended June 30, 2020 and 2019 were $31 and $2, and $149 and $2 respectively. The Company is projecting a consolidated effective tax rate of approximately 3% for 2020 which is lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three and six months ended June 30, 2020 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

Liquidity and Sources of Capital
We have sustained losses from continuing operations during the six month period ended June 30, 2020 totaling $5,111. Our cash used from continuing operations for this same period totaled $3,414. We have taken measures to reduce our expense infrastructure and our ability to operate our base businesses prospectively is based on our ability to secure new orders in the APC business and our ability to successfully execute existing APC projects in line with our internal budgets.
Our cash balance as of June 30, 2020 totaled $11,257 (including restricted cash of $3,003), and our working capital totaled $12,133. We have debt obligations of $1,556 from a Paycheck Protection Program (the “PPP”) loan, and we have outstanding letters of credit, under our current credit agreement does which not have any financial covenants as we are currently in a Cash Collateral Security agreement with our lender.
We continue to monitor our liquidity needs and in response to our continued losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future.
We have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control and FUEL CHEM, as well as our efforts to wind-down our APC operations in China. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, and c) the costs of winding down our APC operations in China as well as other research and development initiatives.
Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and FUEL CHEM businesses.
On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At June 30, 2020, the Company had outstanding standby letters of credit totaling approximately $2,860 under the BMO Harris agreement. As of June 30, 2020, the Company held $3,003 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.
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

Under the terms of the Note, interest will accrue on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date. The Note contains covenants by the Company, including obtaining the written consent of the Bank prior to material changes in the management or ownership of the Company.

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

Contingencies and Contractual Obligations
Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the six months ended June 30, 2020.
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

The continued global spread of the COVID-19 pandemic and the responses thereto are complex and rapidly evolving, and the extent to which the pandemic impacts our business, financial condition and results of operations, including the duration and magnitude of such impacts, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including, but not limited to, the following:

•
We have experienced, and may continue to experience, reductions in demand for certain of our products and the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets. These impacts may continue or worsen if “stay-at-home”, “shelter-in-place”, social distancing, travel restrictions and other similar orders, measures or restrictions remain in place for an extended period of time or are re-imposed after being lifted or eased.

•
Illness, travel restrictions or other workforce disruptions could adversely affect our supply chain, our ability to timely and satisfactorily complete our customers’ projects, our ability to provide services to our customers or our other business processes.

•
In addition to existing travel restrictions implemented in response to the COVID-19 pandemic, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could materially impair our ability to support our operations and customers (both domestic and international), to source supplies through the global supply chain and to identify, pursue and capture new business opportunities. We also face the possibility of increased overhead or other expenses resulting from compliance with any future government orders or other measures enacted in response to the COVID-19 pandemic.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in our 2019 Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations.

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

Date: 8/11/2020	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: 8/11/2020	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Acting Treasurer and Controller
(Principal Financial Officer)