Form 10-Q
period 2020-09-30
FUEL TECH, INC.
filed 2020-11-10
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______.

Commission file number: 001-33059

FUEL TECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5657551
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

Fuel Tech, Inc.

27601 Bella Vista Parkway

Warrenville, IL 60555-1617

630-845-4500

www.ftek.com

(Address and telephone number of principal executive offices)

  ________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FTEK	NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On October 31, 2020 there were outstanding 24,701,159 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the nine-month period ended September 30, 2020

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,418	$10,914
Restricted cash	2,025	2,080
Accounts receivable, net	5,989	6,473
Insurance Receivable	2,589	—
Inventories, net	337	264
Prepaid expenses and other current assets	1,678	1,879
Income taxes receivable	69	—
Total current assets	22,105	21,610
Property and equipment, net of accumulated depreciation of $26,692 and $26,174, respectively	5,347	5,662
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $6,810 and $6,671, respectively	794	906
Restricted cash	367	507
Right-of-use operating lease assets	430	362
Other assets	366	443
Total assets	$31,525	$31,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,963	$2,117
Current portion of long-term borrowings	945	—
Accrued liabilities:
Operating lease liabilities - current	175	182
Employee compensation	687	519
Income taxes payable	36	—
Other accrued liabilities	1,566	1,976
Total current liabilities	6,372	4,794
Operating lease liabilities - non-current	247	180
Long-term borrowings, net of current portion	611	—
Deferred income taxes, net	172	171
Other liabilities	292	286
Total liabilities	7,694	5,431
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 25,509,298 and 25,053,480 shares issued, and 24,701,159 and 24,592,578 shares outstanding, respectively	255	254
Additional paid-in capital	139,767	139,560
Accumulated deficit	(113,060)	(110,325)
Accumulated other comprehensive loss	(1,589)	(1,778)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(1,618)	(1,612)
Total stockholders’ equity	23,831	26,175
Total liabilities and stockholders’ equity	$31,525	$31,606

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$8,155	$6,452	$16,334	$25,555
Costs and expenses:
Cost of sales	2,249	3,563	8,299	14,754
Selling, general and administrative	3,184	3,822	9,825	12,735
Restructuring charge	—	—	—	625
Research and development	285	352	880	823
Intangible assets abandonment	—	76	—	127
	5,718	7,813	19,004	29,064
Operating income (loss) from continuing operations	2,437	(1,361)	(2,670)	(3,509)
Interest expense	(9)	(4)	(15)	(8)
Interest income	3	19	16	30
Other income (expense), net	(55)	71	83	(1)
Income (loss) from continuing operations before income taxes	2,376	(1,275)	(2,586)	(3,488)
Income tax expense	—	(21)	(149)	(23)
Net income (loss) from continuing operations	2,376	(1,296)	(2,735)	(3,511)
Income (Loss) from discontinued operations	—	18	—	(1)
Net income (loss)	$2,376	$(1,278)	$(2,735)	$(3,512)
Net income (loss) per common share:
Basic
Continuing operations	$0.10	$(0.05)	$(0.11)	$(0.15)
Discontinued operations	$—	$—	$—	$—
Basic net income (loss) per common share	$0.10	$(0.05)	$(0.11)	$(0.15)
Diluted
Continuing operations	$0.09	$(0.05)	$(0.11)	$(0.15)
Discontinued operations	$—	$—	$—	$—
Diluted net income (loss) per common share	$0.09	$(0.05)	$(0.11)	$(0.15)
Weighted-average number of common shares outstanding:
Basic	24,701,000	24,187,000	24,656,000	24,183,000
Diluted	25,120,000	24,187,000	24,656,000	24,183,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$2,376	$(1,278)	$(2,735)	$(3,512)
Other comprehensive income (loss):
Foreign currency translation adjustments	268	(337)	189	(276)
Comprehensive income (loss)	$2,644	$(1,615)	$(2,546)	$(3,788)

See notes to condensed consolidated financial statements.

Fuel Tech, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2019:

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Nil Coupon Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Loan Notes	Stock	Total
Balance at December 31, 2018	24,170	$248	$138,992	$(102,495)	$(1,285)	$76	$(1,484)	$34,052
Net loss	—	—	—	(1,289)	—	—	—	(1,289)
Foreign currency translation adjustments	—	—	—	—	104	—	—	104
Stock compensation expense	—	—	96	—	—	—	—	96
Common shares issued upon vesting of restricted stock units	18	—	—	—	—	—	—	—
Treasury shares withheld	(2)	—	—	—	—	—	(2)	(2)
Adoption of ASC 842	—	—	—	22	—	—	—	22
Balance at March 31, 2019	24,186	$248	$139,088	$(103,762)	$(1,181)	$76	$(1,486)	$32,983
Net Loss	—	—	—	(945)	—	—	—	(945)
Foreign currency translation adjustments	—	—	—	—	(43)	—	—	(43)
Stock compensation expense	—	—	123	—	—	—	—	123
Balance at June 30, 2019	24,186	$248	$139,211	$(104,707)	$(1,224)	$76	$(1,486)	$32,118
Net Loss	—	—	—	(1,278)	—	—	—	(1,278)
Foreign currency translation adjustments	—	—	—	—	(337)	—	—	(337)
Stock compensation expense	—	—	138	—	—	—	—	138
Balance at September 30, 2019	24,186	$248	$139,349	$(105,985)	$(1,561)	$76	$(1,486)	$30,641

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2020:

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Nil Coupon Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Loan Notes	Stock	Total
Balance at December 31, 2019	24,592	$254	$139,560	$(110,325)	$(1,778)	$76	$(1,612)	$26,175
Net loss	—	—	—	(2,567)	—	—	—	(2,567)
Foreign currency translation adjustments	—	—	—	—	(231)	—	—	(231)
Stock compensation expense	—	—	81	—	—	—	—	81
Common shares issued upon vesting of restricted stock units	55	—	—	—	—	—	—	—
Treasury shares withheld	(11)	—	—	—	—	—	(5)	(5)
Balance at March 31, 2020	24,636	$254	$139,641	$(112,892)	$(2,009)	$76	$(1,617)	$23,453
Net Loss	—	—	—	(2,544)	—	—	—	(2,544)
Foreign currency translation adjustments	—	—	—	—	152	—	—	152
Stock compensation expense	—	—	69	—	—	—	—	69
Common shares issued upon vesting of restricted stock units	66	1	—	—	—	—	(1)	—
Treasury shares withheld	(1)	—	—	—	—	—	—	—
Balance at June 30, 2020	24,701	$255	$139,710	$(115,436)	$(1,857)	$76	$(1,618)	$21,130
Net Income	—	—	—	2,376	—	—	—	2,376
Foreign currency translation adjustments	—	—	—	—	268	—	—	268
Stock compensation expense	—	—	57	—	—	—	—	57
Balance at September 30, 2020	24,701	$255	$139,767	$(113,060)	$(1,589)	$76	$(1,618)	$23,831

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(2,735)	$(3,512)
Loss from discontinued operations	—	1
Net loss from continuing operations	(2,735)	(3,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	495	644
Amortization	139	118
(Gain) loss on disposal of equipment	(3)	4
Provision for doubtful accounts, net of recoveries	(1,144)	—
Adjustment for Operating Lease (Note 2)	(11)	—
Intangible assets abandonment	—	127
Stock-based compensation, net of forfeitures	208	357
Changes in operating assets and liabilities:
Accounts receivable	(863)	8,601
Inventories	(71)	654
Prepaid expenses, other current assets and other non-current assets	250	1,804
Accounts payable	820	(6,812)
Accrued liabilities and other non-current liabilities	(376)	(4,306)
Net cash used in operating activities - continuing operations	(3,291)	(2,320)
Net cash used in operating activities - discontinued operations	—	(21)
Net cash used in operating activities	(3,291)	(2,341)
Investing Activities
Purchases of equipment and patents	(206)	(431)
Net cash used in investing activities - continuing operations	(206)	(431)
Net cash provided by investing activities - discontinued operations	—	505
Net cash (used in) provided by investing activities	(206)	74
Financing Activities
Proceeds from borrowings	1,556	—
Taxes paid on behalf of equity award participants	(6)	(2)
Net cash provided by (used in) financing activities	1,550	(2)
Effect of exchange rate fluctuations on cash	256	(458)
Net decrease in cash, cash equivalents and restricted cash	(1,691)	(2,727)
Cash, cash equivalents, and restricted cash at beginning of period (Note 2)	13,501	18,059
Cash, cash equivalents and restricted cash at end of period (Note 2)	$11,810	$15,332

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. The COVID-19 pandemic has affected the Company’s operations in the three and nine months ended September 30, 2020, although the impact of the pandemic is difficult to quantify, and may continue to do so indefinitely thereafter. The Company has experienced, and may continue to experience, reductions in demand for certain of our products as several accounts remained offline due to soft electric demand and unplanned outage activities and due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets.

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

2.     Summary of Significant Accounting Policies

Restricted cash

Restricted cash as of September 30, 2020 represents funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A. The balance of restricted cash totaling $2,392 is comprised of $2,025 in current assets relating to existing standby letters of credit with varying maturity dates and expire no later than September 30, 2021 and $367 in long-term assets will remain through the expiration dates of the underlying standby letter of credits (the latest maturity date is February 1, 2023) with BMO Harris Bank N.A. Refer to Note 9 Debt Financing for further information on the Cash Collateral Security agreement with BMO Harris Bank N.A.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$9,418	$12,850
Restricted cash included in current assets	2,025	988
Restricted cash included in long-term assets	367	1,494
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$11,810	$15,332

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

During the quarter ending September 30, 2020, an error was detected in the calculation of the adoption of ASC 842. “Leases” made on January 1, 2019.  The calculation included an incorrect lease amount associated with one of our leases.   This error did not correctly present the Right of Use Operating Lease Asset and related Operating Lease Liability on the Company’s balance sheet.

We evaluated the revision in accordance with Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections and evaluated the materiality of the revision on prior periods' financial statements in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Quantifying Financial Statement Errors. We concluded that the revision was not material to any prior period and therefore, amendments of previously filed reports are not required. In accordance with ASC 250, we have corrected the error in all prior periods presented by revising the consolidated financial statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings. The revision did not have an impact on net loss or earnings per share data for the year ended December 31, 2019.

	As Previously Reported Year Ended December 31, 2019	Revision	As Revised
Right of Use Operating Lease Asset	980	(618)	362
Operating Lease Liabilities - current	300	(118)	182
Operating Lease Liabilities - non current	680	(500)	180

3.     Revenue

The Company recognizes revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Fuel Tech’s sales of products to customers generally represent single performance obligations. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

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

On occasion, Fuel Tech will engineer and sell its chemical pumping equipment.  These projects are similar in nature to the APC projects described above and for those project where control transfers over time,  revenue is recognized based on the extent of progress towards completion of the single performance obligation.

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Air Pollution Control
Technology solutions	$2,326	$1,191	$4,524	$9,727
Spare parts	254	299	667	832
Ancillary revenue	306	326	828	1,849
Total Air Pollution Control Technology revenues	2,886	1,816	6,019	12,408
FUEL CHEM
FUEL CHEM technology solutions	5,269	4,636	10,315	13,147
Total Revenues	$8,155	$6,452	$16,334	$25,555

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$6,473	$5,727	$12,880	$22,104
Foreign Revenues
Latin America	195	282	400	474
Europe	904	283	1,494	1,568
Asia	583	160	1,560	1,409
Total Foreign Revenues	1,682	725	3,454	3,451
Total Revenues	$8,155	$6,452	$16,334	$25,555

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Products transferred at a point in time	$5,108	$5,261	$11,089	$15,828
Products and services transferred over time	3,047	1,191	5,245	9,727
Total Revenues	$8,155	$6,452	$16,334	$25,555

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At September 30, 2020 and December 31, 2019, contract assets were approximately $1,929 and $1,857, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $357 and $712, at September 30, 2020 and December 31, 2019, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the nine month period ended September 30, 2020, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $97 and $555 for the three and nine months ended September 30, 2020, respectively and $302 and $1,059 for three and nine months ended September 30, 2019, respectively, which represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts.

As of September 30, 2020, we had three construction contracts in progress that were identified as loss contracts and a provision for losses of $3 was recorded in other accrued liabilities on the consolidated balance sheet. Refer to Footnote 13 for an accrual related to certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the customer contract. As of December 31, 2019, we had three construction contracts in progress that were identified as loss contracts and a provision for losses in the amount of $26 was recorded in other accrued liabilities on the consolidated balance sheet.

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $6,417. The Company expects to recognize revenue on approximately $4,130 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	September 30, 2020	December 31, 2019
Trade receivables	$4,731	$6,425
Unbilled receivables	1,929	1,857
Other short-term receivables	29	7
Allowance for doubtful accounts	(700)	(1,816)
Total accounts receivable	$5,989	$6,473

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its Air Pollution Control (“APC”) business operation in China. This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through September 30, 2020 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the remaining activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $25) in addition to collection efforts for the remaining accounts receivable.

The following table presents our revenues and net loss which includes the Restructuring charge line item within the Condensed Statements of Operations for 2020 and 2019 in China as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$6	$—	$11	$311
Net loss	$(73)	$(80)	$(31)	$(1,469)

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The following table presents net assets in China as follows:

	As of
	September 30, 2020	December 31, 2019
Total assets	$3,134	$4,249
Total liabilities	380	399
Total net assets	$2,754	$3,850

The Company incurred $0 in the three and nine month periods ending September 30, 2020 and $0 and $625 during the three and nine month periods ending September 30, 2019 for severance and lease cancellation costs related to the suspension of the APC business in China.

There is no liability for restructuring activities for the three and nine months ending September 30, 2020. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities - Employee Compensation" line of the consolidated balance sheets for the three and nine months ending September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restructuring liability at beginning of period	$—	$155	$—	$65
Amounts expensed	—	—	—	625
Amounts paid	—	(155)	—	(690)
Restructuring liability at end of period	$—	$—	$—	$—

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency translation
Balance at beginning of period	$(1,857)	$(1,224)	$(1,778)	$(1,285)
Other comprehensive loss:
Foreign currency translation adjustments (1)	268	(337)	189	(276)
Total accumulated other comprehensive loss	$(1,589)	$(1,561)	$(1,589)	$(1,561)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 808,139 and 796,090 with a cost of $1,618 and $1,612 at September 30, 2020 and December 31, 2019, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive.  For the nine months ended September 30, 2020 and 2019, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss. The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted-average shares	24,701,000	24,187,000	24,656,000	24,183,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	419,000	—	—	—
Diluted weighted-average shares	25,120,000	24,187,000	24,656,000	24,183,000

For the three month period ended September 30, 2020, there were 110,000 outstanding equity awards that were excluded from the computation of diluted EPS as the inclusion of such would have been anti-dilutive.

8.     Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of September 30, 2020, Fuel Tech had 2,359,333 shares available for share-based awards under the 2014 Plan.

We did not record any excess tax benefits within income tax expense for the three and nine months ended September 30, 2020. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and nine months ended September 30, 2020. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options and restricted stock units, net of forfeited	$57	$138	$207	$357
Tax benefit of stock-based compensation expense	—	—	—	—
After-tax effect of stock-based compensation	$57	$138	$207	$357

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

Stock option activity for Fuel Tech’s Incentive Plans for the nine months ended September 30, 2020 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2020	747,500	$3.33
Granted	—	—
Exercised	—	—
Expired or forfeited	(80,000)	5.79
Outstanding on September 30, 2020	667,500	$3.04	4.48	$—
Exercisable on September 30, 2020	667,500	$3.04	4.48	$—

As of September 30, 2020, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

At September 30, 2020, there is $151 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.22  years.

A summary of restricted stock unit activity for the nine months ended September 30, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2020	775,635	$1.47
Granted	—	—
Forfeited	(60,000)	0.97
Vested	(120,630)	1.57
Unvested restricted stock units at September 30, 2020	595,005	$1.50

The fair value of restricted stock that vested during the nine month period ending September 30, 2020 was $190.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the nine month periods ended September 30, 2020 and 2019, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

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

As of September 30, 2020 the Company has utilized the entire balance of loan proceeds to fund its payroll expenses.  As a result, the Company believes it has met the eligibility criteria for forgiveness.  To the extent any amount is deemed unforgiveable, such amount will be payable over the terms of the note.

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At September 30, 2020 and December 31, 2019, respectively, the Company had outstanding standby letters of credit totaling approximately $2,278 and $2,461 under the BMO Harris agreement. As of September 30, 2020 and December 31, 2019 respectively, the Company held $2,392 and $2,587 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Information about reporting segment net sales and gross margin from continuing operations are provided below:

Three months ended September 30, 2020	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$2,886	$5,269	$—	$8,155
Cost of sales	304	(2,553)	—	(2,249)
Gross margin	3,190	2,716	—	5,906
Selling, general and administrative	—	—	(3,184)	(3,184)
Research and development	—	—	(285)	(285)
Operating income (loss) from continuing operations	$3,190	$2,716	$(3,469)	$2,437

Three months ended September 30, 2019	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$1,816	$4,636	$—	$6,452
Cost of sales	(1,197)	(2,366)	—	(3,563)
Gross margin	619	2,270	—	2,889
Selling, general and administrative	—	—	(3,822)	(3,822)
Restructuring Charge	—	—	—	—
Research and development	—	—	(352)	(352)
Intangible assets abandonment	—	—	(76)	(76)
Operating income (loss) from continuing operations	$619	$2,270	$(4,250)	$(1,361)

Nine months ended September 30, 2020	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$6,019	$10,315	$—	$16,334
Cost of sales	(2,782)	(5,517)	—	(8,299)
Gross margin	3,237	4,798	—	8,035
Selling, general and administrative	—	—	(9,825)	(9,825)
Research and development	—	—	(880)	(880)
Operating income (loss) from continuing operations	$3,237	$4,798	$(10,705)	$(2,670)

Nine months ended September 30, 2019	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$12,408	$13,147	$—	$25,555
Cost of sales	(8,061)	(6,693)	—	(14,754)
Gross margin	4,347	6,454	—	10,801
Selling, general and administrative	—	—	(12,735)	(12,735)
Restructuring Charge	—	—	(625)	(625)
Research and development	—	—	(823)	(823)
Intangible assets abandonment	—	—	(127)	(127)
Operating income (loss) from continuing operations	$4,347	$6,454	$(14,310)	$(3,509)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
United States	$6,473	$5,727	$12,880	$22,104
Foreign	1,682	725	3,454	3,451
	$8,155	$6,452	$16,334	$25,555

	September 30, 2020	December 31, 2019
Assets:
United States	$25,008	$23,460
Foreign	6,517	8,146
	$31,525	$31,606

11.     Leases

Leases

We have seven total operating leases which relate to both office space locations and certain office equipment. Our leases have remaining lease terms of 8 months to 5 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense for the three and nine months ended September 30, 2020 and 2019, adjusted for correction referenced in Note 2, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$47	$136	$157	$419
Short-term lease cost	5	1	12	135
Total lease cost	$52	$137	$169	$554

The weighted average remaining lease term was 3.23 years as of September 30, 2020. The weighted average discount rate was 4.72% as of September 30, 2020.

Remaining maturities of our existing lease liabilities as of September 30, 2020 were as follows:

Year Ending December 31,	Operating Leases
2020 (excluding the nine months ended September 30, 2020)	44
2021	176
2022	121
2023	115
2024	26
Thereafter	10
Total lease payments	$492
Less imputed interest	(70)
Total	$422

The following is the balance sheet classification of our existing lease liabilities as of September 30, 2020:

	As of
	September 30, 2020	December 31, 2019
Operating lease liabilities - current	$175	$182
Operating lease liabilities - non-current	247	180
Total operating lease liabilities	$422	$362

Supplemental cash flow information related to leases, adjusted for correction referenced in Note 2, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$45	$133	$148	$411
Leased assets obtained in exchange for operating lease liabilities	41	127	137	395

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	September 30, 2020	December 31, 2019
Contract liabilities (Note 3)	$357	$712
Accrued remediation contingency (Note 13)	238	146
Other accrued liabilities	971	1,118
Total other accrued liabilities	$1,566	$1,976

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

During the fourth quarter of 2018, the Company was notified of certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the contract. During the second quarter of 2020 a charge of $1,150 to remedy this non-conformance issue was incurred. Offsetting this amount was a reversal of $499 of expense to reduce the allowance of doubtful accounts that had been previously reserved. The Company has completed all work associated with this issue. As of September 30, 2020 and December 31, 2019, we have $0 and $146 of accrued liability associated with the completion of the non-conformance issues in the other accrued liabilities line of the Consolidated Balance Sheets.  During the third quarter of 2020, the Company settled an outstanding claim with our insurance provider for these remediation efforts and recorded a receivable in the amount of $2,589. The settlement is recorded in the cost of sales line on the Consolidated Statement of Operations and in the Insurance Receivable line in the current asset section of the Consolidated Balance Sheets. Collection of the funds was completed in October 2020.

During the third quarter of 2020, the Company was notified of an equipment component failure at a foreign customer location.  The failure is under investigation and will be remedied under the warranty provision of the contracts that are in place with the customer and supplier.  As of September 30, 2020 a charge of $238 was recorded in the accounts payable line of the Consolidated Balance Sheets.

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Consolidated Balance Sheets during the nine months ended September 30, 2020 and 2019. The warranty liability balance was $159 at September 30, 2020 and 2019.

14.     Income Taxes

The Company’s effective tax rate is approximately 5.8% and 0.7% for the nine-month period ended September 30, 2020 and 2019, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the nine month period ended September 30, 2020 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the nine month periods ended September 30, 2020 and 2019.

Fuel Tech had no unrecognized tax benefits as of September 30, 2020 and December 31, 2019.

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

15.     Goodwill and Other Intangibles

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC segment.  At both September 30, 2020 and December 31, 2019, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.

Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the nine months ended September 30, 2020 and 2019.

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

There were no indications of intangible asset impairments for the nine month periods ended September 30, 2020 and 2019.

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

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and nine month periods ending September 30, 2020 and 2019 were $8,155 and $6,452, $16,334 and $25,555 respectively, representing an increase of $1,703 or 26% for the quarter and a decrease of  $9,221 or 36% versus the same period last year.

The Air Pollution Control (APC) technology segment generated revenues of $2,886 and $6,019 for the three and nine month periods ending September 30, 2020, representing an increase on the quarter of $1,070 or 59% and a decrease of $6,389 or 52% from the prior year amounts of $1,816 and $12,408. The variances in APC revenue were principally related to timing of project execution on existing projects and the decrease in new APC orders announced during 2019 and continuing through the first nine months of 2020.

Consolidated APC backlog at September 30, 2020 was $6,417 versus backlog at December 31, 2019 of $9,671. Our current backlog consists of U.S. domestic projects totaling $5,959 and international projects totaling $458.

The FUEL CHEM® technology segment generated revenues of $5,269 and $10,315 for the three and nine months ended September 30, 2020, representing an increase of $633 or 14% for the quarter and a decrease of $2,832 or 22% from the prior year amounts of $4,636 and $13,147. The increase in FUEL CHEM revenue for the three months ended September 30, 2020 as compared to the same period of the prior year was due to the sales and installation of equipment on three new units.  The decrease in revenues for the nine month period ending September 30, 2020 is due to a reduction in demand from power generation, extended unscheduled outages and significantly reduced operations which were largely impacted by the COVID-19 pandemic.

Consolidated gross margin percentage for the three and nine month periods ended September 30, 2020 and 2019 was 72% and 49%, and 45% and 42%, respectively. Gross margin for the comparable periods have increased due to the settlement and recording of an insurance claim for remediation efforts on the APC product line.  FUEL CHEM margins increased to 52% from 49% in the current quarter due to the product mix largely attributed to the aforementioned new unit installations.  Gross margins for the nine months ended September 30, 2020 and 2019 remained flat at 49%.  The increase in APC gross margin to 110% and 54% in the three and nine months ending September 30, 2020 from 34% and 35% in 2019 is primarily due to the $2,589 insurance settlement recorded for a non-conformance issue with a U.S. customer under a warranty provision of the contract.

Selling, general and administrative expenses (SG&A) were $3,184 and $9,825, and $3,822 and $12,735 respectively for the three and nine month periods ended September 30, 2020 and 2019. For the three and nine month periods ended September 30, 2020 the decrease of $638 and $2,910 is primarily the result of a reduction in administrative costs relating to foreign subsidiaries of $52 and $1,000 (largely driven by the suspension of the APC business operation in China), a reduction in administrative costs related to employees of $319 and $504, other administrative costs of $134 and $487, space rental of $64 and $171 and professional and consulting services of $73 and $264. The reversal of a specific reserve of $499 for allowance of doubtful accounts related to the remedy of the aforementioned warranty nonconformity in the second quarter of 2020 also contributed to this reduction. SG&A as a percentage of revenues decreased to 39% from 59% in the three month periods ending September 30, 2020 and 2019.  For the nine month periods ending September 30, 2020 and 2019, SG&A as a percentage of revenues increased to 60% from 50%.  The increase and decrease in the comparable periods are primarily due timing of project execution and an overall decrease in revenue year over year.

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The Company recorded restructuring charges of $0 and $0, and $0 and $625 for the three and nine months ended September 30, 2020 and 2019, respectively. The charge in the nine months ended September 30, 2019 consisted primarily of one-time severance payments and the early termination penalty for our lease associated with the suspension of our APC business in China. For further information related to restructuring, refer to Note 4 - Restructuring Activities. The Company continues to engage in efforts to complete existing contracts.

Research and development expenses for the three and nine-month periods ended September 30, 2020 were $285 and $880, and for the same periods in 2019 were $352 and $823 respectively. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This technology has not yet met the criteria to be a separate operating segment under ASC 280 Segment Reporting. This infusion process has a variety of applications in the water and waste water industries, including remediation, treatment, biological activity and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Income tax expense for the three and nine month periods ended September 30, 2020 and 2019 were $0 and $21, and $149 and $23 respectively. The Company is projecting a consolidated effective tax rate of approximately 5.8% for 2020 which is lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three and nine months ended September 30, 2020 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

Liquidity and Sources of Capital

We have sustained losses from continuing operations during the nine month period ended September 30, 2020 totaling $2,736. Our cash used from continuing operations for this same period totaled $3,291. We have taken measures to reduce our expense infrastructure and our ability to operate our base businesses prospectively is based on our ability to secure new orders in the APC business and our ability to successfully execute existing APC projects in line with our internal budgets.

Our cash balance as of September 30, 2020 totaled $11,810 (including restricted cash of $2,392), and our working capital totaled $15,733. We have debt obligations of $1,556 from a Paycheck Protection Program (the “PPP”) loan, and we have outstanding letters of credit, under our current credit agreement which does not have any financial covenants as we are currently in a Cash Collateral Security agreement with our lender.

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

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At September 30, 2020, the Company had outstanding standby letters of credit totaling approximately $2,278 under the BMO Harris agreement. As of September 30, 2020, the Company held $2,392 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the nine months ended September 30, 2020.

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

Date: 11/10/2020	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: 11/10/2020	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Acting Treasurer and Controller
(Principal Financial Officer)