Form 10-K
period 2020-12-31
FUEL TECH, INC.
filed 2021-03-15
CIK 846913

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

As of June 30, 2020, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $21,339,489 based on the closing sale price as reported on the NASDAQ National Market System.

As of February 28, 2021, there were 30,228,951 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 20, 2021 are incorporated by reference into Part III.

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

GSG™	Graduated Straightening Grid
HERT™ High Energy Reagent Technology™	A trademark used to describe one of our SNCR processes for the reduction of NOx
I-NOx®	Systems can include LNB, OFA, and SNCR components, along with SCR technology, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSG™) system
NOx	Oxides of nitrogen
NOxOUT®	A trademark used to describe one of our SNCR processes for the reduction of NOx
OFA	Over Fire Air Systems
SCR	Selective Catalytic Reduction
SNCR	Selective Non-Catalytic Reduction
TIFI® Targeted In-Furnace Injection™	A trademark used to describe our proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program
UDI™	Urea Direct Injection as the process to provide urea reagent directly into a duct for SCR applications
(U)LNB	Ultra-Low NOx Burner
ULTRA®	A trademark used to describe our process for generating ammonia for use as a Selective Catalytic Reduction reagent
BREF	Best Available Reference Technology. European emission requirements.
DGI™	Dissolved Gas Infusion
BACT	Best Available Control Technology

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

●

The Company’s nitrogen oxide (NOx) reduction technologies include advanced combustion modification techniques and post-combustion NOx control approaches, including NOxOUT®, HERT™, and Advanced SNCR systems, ASCR™ Advanced Selective Catalytic Reduction systems, and I-NOx® Integrated NOx Reduction Systems, which utilize various combinations of these systems, along with the UDI™ Urea Direct Injection system for SCR reagent supply, and the ULTRA® process for safe ammonia generation.  These technologies have established Fuel Tech as a leader in NOx reduction, with installations on over 1,200 units worldwide.

●

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

●

Our FUEL CHEM technologies revolve around the unique application of chemical injection programs which improve the efficiency, reliability, fuel flexibility, boiler heat rate and environmental status of combustion units by controlling slagging, fouling, corrosion, opacity and acid plume, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter (PM2.5), sulfur dioxide (SO2), and carbon dioxide (CO2). We use our proprietary TIFI® Targeted In-Furnace Injection™ processes to apply specialty chemical programs to units burning a wide variety of fuels including coal, heavy oil, biomass, and municipal waste. These TIFI programs incorporate design, modeling, equipment, reagent, and service to provide complete customized on-site programs designed to improve plant operations and provide a return on investment in addition to helping meet emission regulatory requirements.

●	Water treatment technologies include DGI™ Dissolved Gas Infusion Systems which utilize a patented nozzle and a patent-pending saturator to provide a competitive advantage over conventional utility and industrial aeration. An innovative alternative to current aeration technology among other applications, DGI systems can deliver supersaturated oxygen solutions and other gas-water combinations to target process applications or environmental issues. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance. The DGI technology is currently in the demonstration phase with limited revenues.

Many of our products and services rely heavily on our computational fluid dynamics and chemical kinetics modeling capabilities, which are enhanced by internally developed, high-end visualization software.  These capabilities, coupled with our innovative technologies and multi-disciplined team approach, enable us to provide practical solutions to some of our customers' most challenging issues.

AIR POLLUTION CONTROL

Regulations and Markets: Domestic

The future growth of our APC technology segment is dependent upon the adoption and enforcement of environmental regulations in the U.S. and globally. In the U.S., federal and state laws regulating the emission of NOx are the primary driver in our APC technology segment. The principal regulatory drivers currently in effect are as follows:

Clean Air Act: The Clean Air Act (CAA) requires the U.S. Environmental Protection Agency (EPA) to establish national ambient air quality standards (NAAQS) at levels that are protective of public health with an adequate margin of safety. The six pollutants specified include: Ozone (O3), Particulate Matter (PM), Nitrogen Dioxide (NO2), Sulfur Dioxide (SO2), Lead, and Carbon Monoxide (CO).  The NAAQS provisions require that states comply with ozone and particulate emissions standards.  NOx emissions are a precursor to ozone formation and also contribute to fine particulate emissions (PM2.5).  Since 1990, EPA rules and programs have been established at the regional and federal level to help states in their mission to define and meet their State Implementation Plans (SIPs) for attainment.  The NAAQS ground-level ozone standards that were issued in 1997, were made more stringent in 2008 and again in 2015.  EPA has kept the 2020 NAAQS ozone standard at 70 parts per billion, the same limit as 2015.

Clean Air Visibility Rule (CAVR): The Clean Air Visibility Rule (CAVR), also known as the Regional Haze rule, is part of the Clean Air Act and was finalized in 2005. Under CAVR, certain States are required to submit implementation plans to the EPA to comply with the Regional Haze requirements, and updates are required every five years. A new CAVR was issued in January 2017 which requires states to implement new air pollution controls implementation plans in 2021. The overall obligation of CAVR is to return the US scenic areas to “active” visibility by 2064.

New Unit Permits:  New gas fired units for both electricity generation and industrial use will require BACT as a permit requirement.  SCR technology is very often BACT for NOx, and these permit requirements generate new market opportunities.

Consent Decrees: Consent decree activity through the US Department of Justice or EPA may require emission sources to meet individual requirements. Sources may also agree to specific air pollution requirements with states or environmental groups.

Regulations and Markets: International

We also sell air pollution control systems outside the United States, specifically in Europe, Latin America, India (under a license agreement) and in the Pacific Rim. The demand for our technologies comes from specific governmental regulations in NOx and PM emission limits which vary by country. We expect that there will be further opportunities to implement our technologies globally in established as well as new geographies in 2021.

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

The Indian government has adopted a higher NOx emission standard for legacy power plants than what was initially agreed to in 2015 as part of the Paris Agreement. As a result, SNCR systems will be limited to WTE / industrial units for the foreseeable future. Particulate Matter (PM) emission reductions continue to be an area of focus in the country and that presents an opportunity for Fuel Tech’s DFGC technology application which involves sulfur trioxide and ammonia injection.  These technologies will be implemented through a collaboration with our local partner ISGEC.

Elsewhere in Southeast Asia, particulate emissions due to poor performing ESPs have been gaining attention from local authorities.  Power generators in several countries like Vietnam, Malaysia and the Philippines are actively looking for corrective options and this presents Fuel Tech with opportunities to bring our DFGC technology to these markets.

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

●

SCR Systems and Services: Our SCR systems control NOx emissions from industrial and utility sources including boilers, incinerators, kilns, reformers and many other types of heat recovery equipment firing coal, natural gas, oil, and a variety of process gases and waste fuels. The SCR systems typically include urea or ammonia storage and delivery subsystems, reagent injection systems in the form of an Ammonia Injection Grid (AIG), catalyst reactor vessel and SCR catalyst.  In addition, other related services, including start-ups, maintenance support and general consulting services for SCR systems, AIG design and tuning to help optimize catalyst performance, and catalyst management services to help optimize catalyst life, are now offered to customers around the world. We also specialize in computational fluid dynamics models, which simulate fluid flow by generating a virtual replication of real-world geometry and operating inputs. We design flow corrective devices, such as turning vanes, ash screens, static mixers and our patented GSG® Graduated Straightening Grid.

●

ULTRA Technology: Our ULTRA® process is designed to convert urea to ammonia safely and economically for use as a reagent in the SCR process for NOx reduction.  Recent local objections in the ammonia permitting process have raised concerns regarding the safety of ammonia shipment and storage in quantities sufficient to supply SCR.  In addition, the Department of Homeland Security has characterized anhydrous ammonia as a Toxic Inhalation Hazard commodity.   The safe conversion of urea to ammonia just prior to injection into the flue gas duct is particularly important near densely populated cities, major waterways, harbors or islands, or where the storage or transport of anhydrous or aqueous ammonia is a safety concern.  UDI™ Urea Direct Injection systems utilize direct injection of urea reagent without the need for an ammonia injection grid.

●

SNCR Systems:  Our NOxOUT® and HERT™ SNCR processes use urea or ammonia reagent injected into a variety of combustion furnaces to reduce NOx by up to 25% - 50% for utilities and by potentially significantly greater amounts for industrial units.  Capital costs ranging from $5 - $20/kW for utility boilers and with total annualized operating costs ranging from $1,000 - $2,000/ton of NOx removed. Advanced SNCR systems are also available to improve performance and minimize reagent costs through in-furnace monitoring and an advanced control system.

●

I-NOx® Systems: Our I-NOx® systems can include burner modifications, and SNCR components, along with SCR technology, Ammonia Injection Grid (AIG), and Graduated Straightening Grid (GSG™) system.  Together, these systems provide up to 90% NOx reduction at significantly lower capital and operating costs than conventional SCR systems while providing greater operational flexibility to plant operators.  The capital costs for I-NOx® systems can range from $30 - $150/kW depending on boiler size and configuration, which is significantly less than that of conventional SCRs, which can cost $300/kW or more, while operating costs are competitive with those experienced by SCR systems.  Our SCR systems utilize urea or ammonia as the SCR catalyst reagent to achieve NOx reductions of up to 85% from industrial combustion sources.

●

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

●

Burner Systems: Low NOx Burners and Ultra Low NOx Burners (LNB and ULNB) are available for coal-, oil-, and gas-fired industrial and utility units. Over-Fire Air (OFA) systems stage combustion for enhanced NOx reduction.  Combined overall reductions with LNB and OFA range from 50% - 70%, depending on the fuel type, with overall capital costs ranging from $10 - $20/kW and total costs ranging from $300 - $1,500/ton of NOx removed, depending on the scope.

A market factor for the APC product line is the continued use of coal and the growth of biomass for global electricity production.  The growth of natural gas in the U.S. for industrial applications has increased the need for SCR technology since it often meets the definition of BACT and is required on new industrial units.

   Sales of APC products were $8.6 million and $14.1 million for the years ended December 31, 2020 and 2019, respectively.

APC Competition

Competition with our NOx reduction suite of products may be expected from companies supplying SCR Systems, SNCR systems, ESP retrofits and FGC technologies. In addition, we experience competition in the urea-to-ammonia conversion market.

The SCR process is an effective and proven method of control for removal of NOx up to 90%. SCR systems have a high capital cost of $300+/kW on retrofit coal applications. Companies including GE, Babcock Power, Babcock & Wilcox (B&W) Company, CECO Environmental and Mitsubishi are active SCR system and reagent feed system providers.

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

ESP retrofit competitors include B&W, Southern Environmental and Hamon.  Flue Gas Conditioning competition includes Wahlco, Inc. and Chemithon, Inc.

Lastly, with respect to urea-to-ammonia conversion technologies, our controlled urea decomposition system competes with Hamon and Wahlco, which manufacture a system that hydrolyzes urea under high temperature and pressure.

APC Backlog

Consolidated APC segment backlog at December 31, 2020 was $5.3 million versus backlog at December 31, 2019 of $9.7 million. The Company expects to recognize revenue on approximately $3.0 million of the backlog over the next 12 months with the remaining recognized thereafter.

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

A key market factor for this product line is the continued use of coal for global electricity production.  Coal currently accounts for approximately 21% of all U.S. electricity generation and roughly 33% of global electricity generation.  Major coal consumers include the United States, China and India.  Additional market dynamics include a growing, worldwide utilization of biomass for both steam and electrical production, and the continued use of heavy fuel oil for power generation.  The principal markets for this product line are electric power plants burning coals with slag-forming constituents such as sodium, iron and high levels of sulfur. Sodium is typically found in the Powder River Basin coals of Wyoming and Montana. Iron is typically found in coals produced in the Illinois Basin region. High sulfur content is typical of Illinois Basin coals and certain Appalachian coals. High sulfur content can give rise to unacceptable levels of SO3 formation especially in plants with SCR systems and flue gas desulphurization units (scrubbers).  As coal units strive to compete in electricity supply markets, lower cost, higher slagging fuels can create more operational challenges which TIFI Programs can help mitigate. The current Mexican government is favoring indigenous fuel sources for power generation because the international market for high sulfur fuel oil (what Mexico produces) has been significantly reduced with the adoption of the new International Maritime Organization (IMO) restrictions. Fuel Tech’s TIFI systems can help with SO3 mitigation at these oil fired power generation units.

The combination of slagging coals and SO3-related issues, such as “blue plume” formation, air pre-heater fouling and corrosion, SCR fouling and the proclivity to suppress certain mercury removal processes, represents an attractive market potential for Fuel Tech.

Sales of the FUEL CHEM products were $14.0 million and $16.4 million, for the years ended December 31, 2020 and 2019, respectively.

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

INTELLECTUAL PROPERTY

The majority of our products are protected by U.S. and non-U.S. patents. We own 47 granted patents worldwide and 3 allowed utility model patents in China. We have 14 patent applications pending: including 5 in the United States and 9 in non-U.S. Jurisdictions. These patents and applications cover some 27 inventions, 13 associated with our NOx reduction business, 11 associated with the FUEL CHEM business, and three associated with water treatment. Our granted patents have expiration dates ranging from January of 2021 to November of 2035.

Management believes that the protection provided by the numerous claims in the above referenced patents or patent applications is substantial and affords us a significant competitive advantage in our business. Accordingly, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on our business.

EMPLOYEES

At December 31, 2020, we had 73 employees, 66 in North America, two in China and five in Europe. We enjoy good relations with our employees and are not a party to any labor management agreement.

HUMAN CAPITAL RESOURCES

We manage our Company according to a set of core principles.  Included among these are respect for the individual, aspiring to excellence, safety and security, and appropriate reward for outstanding effort.  We have put in place an employee compensation plan that recognizes hard work with above average salaries and equity incentive awards.  We have returned to face-to-face work in our day-to-day activities, but we have implemented training and provided guidance for our teams to operate safely even in a face-to-face environment.  As a technology company, we prize and reward educational achievement.  Among our employees are found a large cohort of doctorates as well as other advanced degrees and professional certifications.  We expect that these approaches to managing and empowering our human capital will continue to guide our progress in the future.

RELATED PARTIES

There are no material Related Party transactions to disclose.  The Company's lease of certain office space to American Bailey Corp. reported in our Form 10-K for the year ended December 31, 2019 ended as of December 31, 2019.

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

An adverse development in our advanced engineering solutions business as a result of competition, technological change, government regulation, customers converting to use natural gas or other fuels, or any other factor could have a significantly greater impact than if we maintained more diverse operations.

We Face Substantial Competition

Competition in the Air Pollution Control market comes from competitors utilizing their own NOx reduction processes, including SCR systems, SNCR systems, Low NOx Burners, Over-Fire Air systems, ammonia and urea based delivery systems for SNCR and SCR, which do not infringe our patented or proprietary technologies.  Indirect competition will also arise from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or de-rating of units, and sale or trade of pollution credits and emission allowances.  Utilization by customers of such processes or business practices or combinations thereof may adversely affect our pricing and participation in the NOx control market if customers elect to comply with regulations by methods other than the purchase of our Air Pollution Control products.  See Item 1 “Products” and “APC Competition” in the Air Pollution Control segment overview.

Competition for our FUEL CHEM markets include chemicals sold by specialty chemical companies, such as Imerys, Environmental Energy Services, Inc., and SUEZ Water Technologies.

Demand for Our APC and FUEL CHEM Products is Affected by External Market Factors

Reduced coal-fired electricity demand across the United States has led to coal-fired electricity production declines.  Contributing factors to this decline in coal-fired generation were: 1) lower natural gas prices which allowed utility operators to increase the amount of power generated from natural gas plants, 2) increased cost of environmental compliance with current environmental regulations, 3) constrained funding for capital projects, and 4) the uncertainty of regulation resulting in electricity generating unit operators delaying investment in NOx emission remediation plans until such time as the United States Environmental Protection Agency further clarifies the regulations.

Our Business Is Dependent on Continuing Air Pollution Control Regulations and Enforcement

Our business is significantly impacted by and dependent upon the regulatory environment surrounding the electricity generation market.  Our business will be adversely impacted to the extent that regulations are repealed or amended to significantly reduce the level of required NOx or particulate matter reduction, or to the extent that regulatory authorities delay or otherwise minimize enforcement of existing laws.  Additionally, long-term changes in environmental regulation that threaten or preclude the use of coal or other fossil fuels as a primary fuel source for electricity production which result in the reduction or closure of a significant number of fossil fuel-fired power plants may adversely affect our business, financial condition and results of operations.  See Item 1 above under the caption “Regulations and Markets” in the Air Pollution Control segment overview.

Our Dependence Upon Fixed-price Contracts Could Adversely Affect our Operating Results.

The majority of our air pollution control projects are currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of the costs to complete the project are below the actual costs that we incur, our margins will decrease, or we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. While our fixed-price contracts are typically not individually material to our operating results, if we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. Generally, our contracts and projects vary in length, depending on the size and complexity of the project, project owner demands and other factors. The foregoing risks are exacerbated for projects with longer-term durations and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

Our Financial Performance May Vary Significantly From Period to Period.

Our annual revenues and earnings have varied in the past and are likely to vary in the future. Our contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects these contracts to many factors beyond our control. In addition, contracts that are significantly larger in size than our typical contracts tend to intensify their impact on our annual operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our products, may have a significant impact on our annual operating results. Therefore, our annual operating results may be subject to significant variations and our operating performance in one period may not be indicative of our future performance.

Customers May Cancel or Delay Projects.

Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions that permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters.

Our Manufacturing Operations Are Dependent on Third-party Suppliers.

Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, as well as certain specific component parts. The third-party suppliers upon which we depend may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel, or other reasons. We cannot assure that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand. Failure of suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components, for any reason, including, without limitation, disruptions in our suppliers’ due to cybersecurity incidents, terrorist activity, public health crises (such as coronavirus), fires or other natural disasters could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis.  Additionally, our third-party suppliers may provide us with raw materials or component parts that fail to meet our expectations or the expectations of our customers, which could subject us to product liability claims, other claims and litigation.

Our Use of Subcontractors Could Potentially Harm our Profitability and Business Reputation.

Occasionally we act as a prime contractor in some of the engineered projects we undertake. In our capacity as lead provider and when acting as a prime contractor, we perform a portion of the work on our projects with our own resources and typically subcontract activities such as manufacturing and installation work. In our industry, the lead contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to risk associated with the failure of one or more subcontractors to perform as anticipated.

We employ subcontractors at various locations around the world to meet our customers’ needs in a timely manner, meet local content requirements and reduce costs. Subcontractors perform all of our manufacturing for customers. The use of subcontractors decreases our control over the performance of these functions and could result in project delays, escalated costs and substandard quality. These risks could adversely affect our profitability and business reputation. In addition, many of our competitors, who have greater financial resources and greater bargaining power than we have, use the same subcontractors that we use and could potentially influence our ability to hire these subcontractors. If we were to lose relationships with key subcontractors, our business could be adversely impacted.

We Rely on Several Key Employees Whose Absence or Loss Could Disrupt our Operations or Be Adverse to our Business.

We are highly dependent on the experience of our management in the continuing development of our operations. The loss of the services of certain of these individuals would have a material adverse effect on our business. Although we have employment and non-competition agreements with certain of our key employees, as a practical matter, those agreements will not assure the retention of our employees, and we may not be able to enforce all of the provisions in any employment or non-competition agreement. Our future success will depend in part on our ability to attract and retain qualified personnel to manage our development and future growth. We cannot guarantee that we will be successful in attracting and retaining such personnel. Our failure to recruit additional key personnel could have a material adverse effect on our financial condition, results of operations and cash flows.

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

On January 18, 2019, we announced the suspension of further business development activity for its Air Pollution Control operation in Beijing, China. Our future financial results will be impacted by our ability to successfully complete the remaining wind-down activities in Beijing during 2021.

In 2012, we expanded our operations in Latin and South America by establishing a wholly-owned subsidiary in Chile. We are in the process of successfully completing the closure of this subsidiary in Chile during 2021 given all of our existing Air Pollution Control operations are now complete.

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

There Is Still Significant Uncertainty Related to the COVID-19 Pandemic; Future Pandemics Could Pose Similar Challenges

The emergence of the coronavirus (COVID-19) around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. The COVID-19 pandemic has affected the Company's operations in the year ended December 31, 2020, although the impact of the pandemic is difficult to quantify, and may continue to do so indefinitely hereafter. The Company has experienced, and may continue to experience, reductions in demand for certain of our products as several accounts remained offline due to soft electricity demand and unplanned outage activities and due to the delay or abandonment of ongoing or anticipated projects due to the customers', suppliers' and other third parties' financial distress or concern regarding the volatility of global markets.

Management cannot predict the full impact of the COVID-19 pandemic on the Company's sales and marketing channels and supply chain, and, as a result, the ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments.  Such effects could exist for an extended period of time even after the pandemic ends and any future such pandemic could have similar or greater challenges.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

We own an office building in Warrenville, Illinois, which has served as our corporate headquarters since June 23, 2008. This facility, with approximately 40,000 square feet of office space, is sufficient to meet our requirements for the foreseeable future.

We also operate from leased office facilities and we do not segregate any of these leased facilities by operating business segment. The terms of the Company's three primary lease arrangements as of December 31, 2020 are as follows:

•	The Gallarate, Italy building lease, for approximately 1,335 square feet, runs from May 1, 2019 to April 30, 2025. This facility serves as the operating headquarters for our European operations.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market

Our Common Shares have been traded since September 1993 on The NASDAQ Stock Market, Inc, where it trades under the symbol FTEK.

Prices

The table below sets forth the high and low sales prices during each calendar quarter since January 2019.

2020	High	Low
Fourth Quarter	$7.04	$0.69
Third Quarter	1.40	0.60
Second Quarter	1.49	0.35
First Quarter	1.00	0.30

2019	High	Low
Fourth Quarter	$1.08	$0.84
Third Quarter	1.43	0.82
Second Quarter	2.80	1.22
First Quarter	1.85	1.17

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

Holders

As of March 3, 2021, there were 96 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

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

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days from the date of the notification, or until July 6, 2020 to achieve compliance with the Minimum Bid Rule. The Company received an extension to March 17, 2021 and regained compliance with the Minimum Bid Rule in December of 2020 when the Company’s Common Stock closed at or above $1.00 per share for a minimum of 10 consecutive business days.

Performance Graph

The following line graph compares our total return to stockholders per common share for the five years ended December 31, 2020 to that of the NASDAQ Composite Index and the S&P Global Clean Energy Index Fund for the period December 31, 2014 through December 31, 2020. The graph tracks the performance of a $100 investment in the Company's common stock and in each of the indexes (with the reinvestment of all dividends) on December 31, 2015.

ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data are presented below as of the end of and for each of the fiscal years in the five-year period ended December 31, 2020. The selected financial data should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and the schedules thereto.

	For the years ended December 31
CONSOLIDATED STATEMENT OF OPERATIONS DATA	2020	2019	2018	2017	2016
(in thousands of dollars, except for share and per-share data)
Revenues	$22,550	$30,467	$56,535	$45,166	$55,161
Cost of sales	11,912	19,637	36,471	27,144	36,367
Selling, general and administrative	13,600	17,191	18,564	20,933	25,564
Restructuring charge	—	625	—	119	1,428
Research and development	1,177	1,127	1,073	1,070	1,752
Impairment and abandonment charges	197	127	317	2,965	2,074
Operating (loss) income from continuing operations	(4,336)	(8,240)	110	(7,065)	(12,024)

Net (loss) income from continuing operations	(4,278)	(7,851)	85	(6,535)	(14,588)
Loss from discontinued operations	—	(1)	(113)	(3,914)	(2,800)
Net loss	$(4,278)	$(7,852)	$(28)	$(10,449)	$(17,388)

Net loss per common share:
Basic
Continuing operations	$(0.17)	$(0.32)	$—	$(0.28)	$(0.62)
Discontinued operations	—	—	—	(0.16)	(0.12)
Basic net loss per common share	$(0.17)	$(0.32)	$—	$(0.44)	$(0.74)
Diluted
Continuing operations	$(0.17)	$(0.32)	$—	$(0.28)	$(0.62)
Discontinued operations	—	—	—	(0.16)	(0.12)
Diluted net loss per common share	$(0.17)	$(0.32)	$—	$(0.44)	$(0.74)

Weighted-average basic shares outstanding	24,691,000	24,202,000	24,164,000	23,872,000	23,365,000
Weighted-average diluted shares outstanding	24,691,000	24,202,000	24,164,000	23,872,000	23,365,000

	December 31,
CONSOLIDATED BALANCE SHEET DATA	2020	2019	2018	2017	2016
(in thousands of dollars)
Working capital	$15,542	$16,816	$23,556	$18,025	$26,585
Total assets	30,088	31,606	51,719	50,484	57,788
Long-term obligations	1,865	286	335	420	346
Total liabilities	7,767	5,431	17,667	16,312	15,099
Stockholders’ equity (1)	22,321	26,175	34,052	34,172	42,689

Notes:

(1)	Stockholders’ equity includes the principal amount of nil coupon non-redeemable perpetual loan notes. See Note 7 to the consolidated financial statements.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars)

Executive Summary

In 2020, the Company continued to experience a challenging operational environment resulting from the ongoing substitution of gas-fired and renewable energy plant for coal-fired installations.  Our cost control efforts reduced selling, general and administrative expenses from fiscal 2019 by 21% and the net loss by 46%.  We continue to invest in new technologies to expand our product offerings into the water pollution control and treatment market.  Our capital resources are sufficient for our immediate and longer-term needs and we continue to enjoy the services and support of a dedicated workforce.  We expect that our cost control efforts will continue to yield reduced losses and the diminishing effects of the pandemic should lead to an improved market outlook.

Background

We have two broad technology segments that provide advanced engineered solutions to meet the pollution control, efficiency improvement and operational optimization needs of energy-related facilities worldwide. They are as follows:

Air Pollution Control Technologies

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas from boilers, incinerators, furnaces and other stationary combustion sources. These include SCR systems, NOxOUT and HERT SNCR systems, Low NOx Burners (LNB), and OFA systems, and I-NOx systems. The I-NOx system includes LNB, OFA, and SNCR components, along with a downsized SCR catalyst, Ammonia Injection Grid (AIG), and Graduated Straightening Grid GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA technology creates ammonia at a plant site using safe urea for use with any SCR application. Our ESP products and services include complete turnkey ESP retrofits and related services. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions. We distribute our products through our direct sales force and third-party sales agents.

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

The key market dynamic for both technology segments is the continued use of fossil fuels, especially coal, as the principal fuel source for global electricity production. Coal currently accounts for approximately 21% of all U.S. electricity generation and roughly 33% of global electricity generation. Major coal consumers include China, the United States and India.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions. We believe that, of our accounting policies (see Note 1 to the consolidated financial statements), the following involve a higher degree of judgment and complexity and are deemed critical. We routinely discuss our critical accounting policies with the Audit Committee of the Board of Directors.

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

On occasion, Fuel Tech will engineer and sell its chemical pumping equipment.  These projects are similar in nature to the APC projects described above and for those projects where control transfers over time, revenue is recognized based on the extent of progress towards completion of the single performance obligation.

For projects containing multiple performance obligations, the Company allocates the transaction price based on the estimated standalone selling price. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

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

Fuel Tech has installed over 1,200 units with APC technology and normally provides performance guarantees to our customers based on the operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

As of December 31, 2020 we had one construction contract in progress that were identified as a loss contract and a provision for losses of $176 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2019, we had three construction contracts in progress that were identified as loss contracts and a provision for losses of $26 was recorded in other accrued liabilities on the consolidated balance sheet.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2020 and 2019, contract assets were approximately $1,127 and $1,857, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $850 and $712 at December 31, 2020 and 2019, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is management’s best estimate of the amount of credit losses in accounts receivable. In order to control and monitor the credit risk associated with our customer base, we review the credit worthiness of customers on a recurring basis. Factors influencing the level of scrutiny include the level of business the customer has with us, the customer’s payment history and the customer’s financial stability. Receivables are considered past due if payment is not received by the date agreed upon with the customer, which is normally 30 days. Representatives of our management team review all past due accounts on a weekly basis to assess collectability. At the end of each reporting period, the allowance for doubtful accounts balance is reviewed relative to management’s collectability assessment and is adjusted if deemed necessary through a corresponding charge or credit to bad debt expense, which is included in selling, general, and administrative expenses in the consolidated statements of operations. Bad debt write-offs are made when management believes it is probable a receivable will not be recovered.

Inventories

Inventories consist primarily of spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. Usage is recorded in cost of sales in the period that parts were issued to a project or used to service equipment. Inventories are carried at weighted average cost and periodically evaluated to identify obsolete or otherwise impaired parts that are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used.

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

The application of our DCF model in estimating the fair value of each reporting segment is based on the ‘net asset’ approach to business valuation. In using this approach for each reportable segment, we forecast segment revenues and expenses out to perpetuity and then discount the resulting cash flows to their present value using an appropriate discount rate. The forecast considers, among other items, the current and expected business environment, expected changes in the fixed and variable cost structure as the business grows, and a revenue growth rate that we feel is both achievable and sustainable. The discount rate used is composed of a number of identifiable risk factors, including equity risk, company size, and certain company-specific risk factors such as our debt-to-equity ratio, among other factors, that when added together, results in a total return that a prudent investor would demand for an investment in our Company.

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

The Company utilizes ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment for the annual goodwill impairment test.

Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2020 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Long-lived assets, including property, plant and equipment (PP&E) and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. Due to the existence of impairment indicators as more fully described in Note 1 to our consolidated financial statements, we performed a more detailed analysis of potential long-lived and intangible asset impairment in the APC technology asset group during the fourth quarter of 2020 and determined no impairment exists.

During the fourth quarter of 2020, the Company recorded an abandonment charge of $197 due to the Company's decision to no longer maintain and defend certain patents and trademarks which are no longer contributing to operations. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the year then ended December 31, 2020.

In the second and third quarters of 2019, the Company recorded an abandonment charge of $127 associated with certain international patent assets which the Company elected to not maintain and abandon in certain international locations due to limited business opportunities in those regions. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge of $127 is included in “Intangible assets abandonment and building impairment” line in the accompanying Consolidated Statements of Operations for the year ended December 31, 2019.

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

Valuation Allowance for Deferred Income Taxes

Deferred tax assets represent deductible temporary differences and net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized. At the end of each reporting period, management reviews the realizability of the deferred tax assets. As part of this review, we consider if there are taxable temporary differences that could generate taxable income in the future, if there is the ability to carry back the net operating losses or credits, if there is a projection of future taxable income, and if there are any tax planning strategies that can be readily implemented. As required by ASC 740 "Income Taxes", a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment resulted in a valuation allowance on our deferred tax assets of $15,971 and $15,394 at December 31, 2020 and 2019, respectively.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new rules reduce complexity by removing specific exceptions to general principles related to intra-period tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new rules also simplify accounting for franchise taxes that are partially based on income,  transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new rules will be effective for the Company in the first quarter of 2021, with early adoption permitted. The ASU permits either a retrospective basis or a modified retrospective transition approach. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will become effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently in the process of evaluating the impact of adoption, but we do not believe the adoption of this standard will have a material impact on our financial statements.

2020 versus 2019

Highlights for the year ended December 31, 2020, compared to 2019:

	For the years ended December 31,
	2020	2019	Change
Revenues	$22,550	$30,467	$(7,917)
Costs and expenses:
Cost of sales	11,912	19,637	(7,725)
Selling, general and administrative	13,600	17,191	(3,591)
Restructuring charge	—	625	(625)
Research and development	1,177	1,127	50
Intangible assets abandonment	197	127	70
Total Costs and Expenses	26,886	38,707	(11,821)
Operating loss from continuing operations	(4,336)	(8,240)	3,904
Interest (expense) income	(4)	41	(45)
Foreign exchange gain	—	370	(370)
Other income (expense)	119	(8)	127
Loss from continuing operations before income taxes	(4,221)	(7,837)	3,616
Income tax expense	(57)	(14)	(43)
Net loss from continuing operations	(4,278)	(7,851)	3,573
Loss from discontinued operations (net of income tax benefit of $0 in 2020 and 2019)	—	(1)	1
Net loss	$(4,278)	$(7,852)	$3,574

Revenues

Revenues for the years ended December 31, 2020 and 2019 were $22,550 and $30,467, respectively. The year-over-year decrease of $7,917 or 26%, was driven by decreased revenue in both APC and FUEL CHEM technology segments in our United States (U.S.) operations. Our U.S. revenues decreased by $7,260 or 28% from $25,882 to $18,622, and our international revenues decreased by $657 or 14% from $4,585 to $3,928.

Revenues for the APC technology segment were $8,557 for the year ended December 31, 2020, a decrease of $5,525, or 39%, versus fiscal 2019. The decrease in APC revenue for the twelve month period ending December 31, 2020 in comparison to prior year amount was principally related to the timing of project execution and the decline in backlog which was $5.3 million and $9.7 million, for the years ended December 31, 2020 and 2019, respectively.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2020 were $13,993, a decrease of $2,392, or 15% versus fiscal 2019. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications, but our ability to attract new coal customers continues to be affected by the soft electric demand market and fuel switching as a result of low natural gas prices.

Cost of sales and gross margin

Consolidated cost of sales for the years ended December 31, 2020 and 2019 were $11,912 and $19,637, respectively. Consolidated gross margin percentages for the years ended December 31, 2020 and 2019 were 47% and 36%, respectively. The gross margins for the APC technology segment increased to 46% in 2020 from 20% in 2019. The overall increase in gross margin in the APC technology segment from 2019 to 2020 is primarily due to the timing of a large insurance settlement of $2,589 which was used to fund the recovery plan for the project affected and project mix, timing of project execution and net of $1,427 of remediation costs incurred during 2020 to address non-conformance issues under the terms of a contract with a U.S. customer. Gross margin percentage for the FUEL CHEM technology segment decreased to 48% from 49% for the years ended December 31, 2020 and 2019.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2020 and 2019 were $13,600 and $17,191, respectively. The decrease of $3,591 or 21%, is primarily attributed to the following:

•	A decrease in employee related costs of $190
•	A decrease in office and administrative costs relating to our foreign subsidiaries of $1,226 primarily related to the suspension of the APC business in Beijing, China
•	A decrease in travel expense of $377
•	A decrease in professional service fees of $165
•	A decrease in bad debt of $997
•	An decrease in other administrative costs of $613

Depreciation and Amortization

Depreciation and amortization are calculated using the straight line method and included in selling, general and administrative expense. For the years ended December 31, 2020 and 2019, the Company recorded depreciation of $663 and $810 and amortization of $185 and $186, respectively.

Restructuring charge

Restructuring costs were $0 and $625 for the years ended December 31, 2020 and 2019. On January 18, 2019, the Company announced a planned suspension of the APC business operation in China. This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business includes staff rationalization, supplier and partner engagement, and the monetization of certain assets. See Note 16, Restructuring Activities, for further discussion.

Research and development

Research and development (“R&D”) expenses were $1,177 and $1,127 for the years ended December 31, 2020 and 2019, respectively.

Intangible assets abandonment

In the fourth quarter of 2020, the Company recorded an abandonment charge of $197 due to the Company's decision to no longer maintain and defend certain patents and trademarks which are no longer contributing to operations.  In the second quarter of 2019, Fuel Tech recorded an abandonment charge of $127 associated with certain international patent assets which the Company elected to not maintain and abandon in certain international locations due to limited business opportunities in those regions. The abandonment charges were calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charges are included in “Intangible assets abandonment” line in the accompanying Consolidated Statements of Operations for the twelve months ended December 31, 2020 and 2019, respectively.

Interest (income) / expense

Interest expense for the year ended December 31, 2020 was $4 versus income of $41 in 2019.

Foreign exchange gain

Foreign exchange gain for the year ended December 31, 2020 was $0 after a gain of $370 in 2019 related to the Chile subsidiary.

Other income

Other income of $119 increased by $127 for the years ended December 31, 2020 compared to $(8) in 2019 due to the interest collected on resolution of legal judgment on a receivable payment from our China operations.

Income tax benefit (expense)

For the year ended December 31, 2020, we recorded an income tax expense of $57 on pre-tax loss of $4,221. Our effective tax rates were (1.4)% and 0.2% for the years ended December 31, 2020 and 2019, respectively. The effective tax rate for the year-ended December 31, 2020, differed from the federal statutory rate of 21% as a result of establishing a deferred tax liability associated with a certain book-to-tax timing difference. For the year ended December 31, 2019, we recorded an income tax expense of $14 on pre-tax loss of $7,837. The effective tax rate for the year-ended December 31, 2020 and 2019 differed from the federal statutory rate of 34% as a result of net operating losses generated in the United States, China, and Italy, which were offset by establishment of full valuation allowances.

Loss from discontinued operations

The activity of the Fuel Conversion discontinued operations consisted of other costs for the years ended December 31, 2020 and 2019 of $0 and $1, respectively. The activity of the Fuel Conversion discontinued operations consisted primarily of storage costs for holding the equipment at a third-party location totaling $21 for the year ended December 31, 2019 and the gain on sale of $20 from the sale of the remaining Fuel Conversion Assets Held for Sale recorded in discontinued operations.

Liquidity and Sources of Capital

At December 31, 2020, we had cash and cash equivalents of $10,640 (excluding restricted cash of $1,966) and working capital of $15,542 versus cash and cash equivalents of $10,914 (excluding restricted cash of $2,587) and working capital of $16,816 at December 31, 2019.

Operating activities used $2,707 of cash for the year ended December 31, 2020, primarily due to the add back of non-cash items from our net loss from continuing operations of $266 including stock compensation expense of $290, depreciation and amortization of $848, intangible assets abandonment charge of $197, an increase in our accrued liabilities and other non-current liabilities of $2, and an increase in our accounts payable balance of $198 offset by a decrease in prepaid expenses and other current and non-current assets of $161, a decrease in our inventory balance of $171 and a decrease in our accounts receivable balance of $1,095.

Operating activities used $3,387 of cash for the year ended December 31, 2019, primarily due to the add back of non-cash items from our net income from continuing operations of $7,851 including stock compensation expense of $574, depreciation and amortization of $996, intangible assets abandonment charge of $127, a reduction of the excess and obsolete inventory reserve of $131, a decrease in our accounts receivable balance of $11,415, a decrease in our inventory balance of $818, a decrease in prepaid expenses and other current and non-current assets of $2,239, an decrease in our accrued liabilities and other non-current liabilities of $5,010, and a decrease in our accounts payable balance of $7,331. Cash used in operating activities also included cash used of $21 associated with the activity of the Fuel Conversion discontinued operations.

Investing activities used cash of $247 and $45 for the years ended December 31, 2020 and 2019, respectively. Investing activities for the year ended December 31, 2020 consisted principally of purchases of equipment of $247. Investing activities for the year ended December 31, 2019 consisted of purchases of equipment, patents, and other intangibles of $550 and proceeds from sale of equipment of $505.

Financing activities provided $1,282 and used $128 of cash for the years ended December 31, 2020 and 2019.  In 2020, the Company received a Paycheck Protection Plan loan of $1,556 but used a net $276 for stock compensation related transactions.  The cash used in 2019 was a result of $128 used for the acquisition of common shares held in treasury that were withheld for taxes due by employees upon lapsing of restricted stock units during 2019.

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At December 31, 2020, the Company had outstanding standby letters of credit totaling approximately $1,873 under the BMO Harris agreement. As of December 31, 2020, the Company held $1,966 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.  The excess in restricted cash collateral at year-end is related to timing of the release of several standby letters of credit which expired just after year-end.

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

For the year ended December 31, 2020 we have sustained a loss before discontinued operations totaling $4,278. Our cash used by continuing operations for this same period totaled $2,707. We have taken measures to reduce our expense infrastructure and have eliminated approximately $17.5 million in aggregate selling, general and administrative expenses primarily through headcount and other operating expense cutbacks since 2015.

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

Our cash balance as of December 31, 2020 totaled $12,606 (including our restricted cash balance), and our working capital totaled $15,542. We do not have any outstanding debt obligations other than for our letters of credit and our PPP loan which was forgiven on January 8, 2021. We currently have the BMO Harris agreement which we use to issue letters of credit to our customers, which is fully cash collateralized requiring us to deposit funds in a restricted cash account. We expect to continue operating under this arrangement for the foreseeable future.

On February 17, 2021 we consummated the sale of 5,000,000 shares of Fuel Tech common stock sold to certain investors in a private placement transaction.  The Company received gross proceeds of $25.8 million.  The Company intends to use for the proceeds for general corporate purposes.  See Note 9B "Subsequent Events."

Commercial Commitments

Commitment expiration by period in thousands of dollars

Commercial Commitments	Total	2021	2022	2023	Thereafter
Standby letters of credit and bank guarantees	$1,873	$1,519	$96	$258	$—
Total	$1,873	$1,519	$96	$258	$—

Off-Balance-Sheet Transactions

There were no other off-balance-sheet transactions other than the obligations and commitments listed above for the year ended December 31, 2020.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

We are also exposed to changes in interest rates primarily due to our debt arrangement (refer to Note 10 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the year ended December 31, 2020.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fuel Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of goodwill

As described in Note 1 of the financial statements, goodwill is tested for impairment at least annually as of the first day of the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s evaluation of goodwill impairment involves the comparison of the fair value of the Company’s reporting units to their carrying values. The Company uses a discounted cash flow analysis to determine the current fair value of the Company’s FUEL CHEM reporting unit. This requires management to make significant estimates and assumptions including estimates of future growth rates, operating margins and discount rates based on the estimated weighted average cost of capital for the business. Changes in these assumptions could have a significant impact on the fair value, which could have an impact on the conclusion of impairment, if any.

The Company performed its impairment analysis as of October 1, 2020. As part of the impairment assessment, the Company’s management determined that the fair value of the FUEL CHEM reporting unit exceeded its carrying value. As a result, no impairment charge was recorded in the consolidated statement of operations for the year ended December 31, 2020. Key financial assumptions used to determine the discounted cash flows of the reporting unit were developed my management.

We identified the evaluation of goodwill impairment as a critical audit matter because of the significant assumptions and judgments made by management within the discounted cash flow analysis used to determine the fair value of the Company’s FUEL CHEM reporting unit. Auditing the reasonableness of management’s key assumptions, including revenue growth rates, operating margins, and discount rates involved a high degree of auditor judgment and an increased effort, including the use of our valuation specialists.

Our audit procedures related to revenue growth rates, operating margins, and discount rates used to evaluate the Company’s FUEL CHEM reporting unit for impairment included the following, among others:

●

With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate and tested the relevance and reliability of source information underlying the determination of the rate, tested the mathematical accuracy of the calculation, and developed a range of independent estimates and compared those to the rate selected by management.

●	We evaluated reasonableness of management’s forecasted revenue growth rates and operating margins by comparing to historical results and industry forecasts.
●	We evaluated management’s ability to accurately forecast revenue and operating margins by comparing management’s prior forecasts to actual results.
●	We evaluated the impact of changes to significant assumptions on the determination of whether impairment exists.

Impairment of long-lived assets

As described in Note 1 of the financial statements, the Company’s management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. The Company’s evaluation of long-lived asset impairment includes determining the fair value of its asset groupings through a discounted cash flow model. In addition, the Company’s evaluation includes determining the fair value of its patents through a relief from royalty model. This requires management to make significant estimates and assumptions including estimates of future growth rates, discount rates, royalty rates and estimation period to perform the analysis. Changes in these assumptions could have a significant impact on the fair value, which could have an impact on the impairment charge, if any.

Both the Company’s Air Pollution Control (APC) and FUEL CHEM asset groupings experienced a decline in revenue, and the APC asset grouping experienced an operating loss during the year ended December 31, 2020. Company management determined that the carrying amount of the asset groupings may not be recoverable based on the operating performance. Accordingly, the Company performed an impairment assessment on its asset groups as of December 31, 2020. As part of its analysis, it determined that the fair value of the FUEL CHEM asset group exceeded its carrying value. In addition, the Company determined that the fair value of the APC patents exceeded their carrying value.

We identified the testing of long-lived assets for impairment as a critical audit matter because of the significant assumptions and judgments made by management within the discounted cash flow analysis and the relief from royalty valuation model. Auditing the reasonableness of management’s key assumptions, including revenue growth rates, discount rates, royalty rates and estimation period, involved a high degree of auditor judgment and an increased effort, including the use of our valuation specialists.

Our audit procedures related to revenue growth rates, discount rates, royalty rates and estimation period used to evaluate the FUEL CHEM asset group and the APC patents for impairment included the following, among others:

●

With the assistance of our fair value specialists, we evaluated the reasonableness of the discount and royalty rates and tested the relevance and reliability of source information underlying the determination of the rates, tested the mathematical accuracy of the calculation, and developed a range of independent estimates and compared those to the rates selected by management.

●	We evaluated the reasonableness of management’s forecasted revenue growth rates by comparing the forecasts to historical results, industry forecasts and existing backlog.
●	We evaluated the reasonableness of the estimation period by comparing to the weighted average remaining life of the related patents.
●	We evaluated management’s ability to accurately forecast revenue by comparing management’s prior forecasts to actual results.
●	We evaluated the impact of changes to significant assumptions on the recoverability of the asset group.

Revenue recognition

As described in Note 1 of the financial statements, revenue for the Company’s Air Pollution Control technology contracts is recognized based on the extent of progress towards completion of the contract compared to the estimated effort to complete the contract. The Company uses a cost-to-cost input method of measuring progress on these contracts. Under the cost-to-cost input measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

We identified revenue recognition over time for the Company’s Air Pollution Control technology contracts as a critical audit matter because of certain significant assumptions management makes when measuring progress, including assumptions related to expected total costs to complete the contract. Auditing these assumptions involved a high degree of auditor judgment and an increase in audit effort due to the impact these assumptions have on the amount of revenue recognized.

Our audit procedures related to the evaluation of management’s estimation of revenue recognized include the following, among others:

●	We evaluated management’s ability to accurately forecast project costs by comparing management’s prior forecasts of estimated costs to actual results.
●	We selected a sample of customer contracts and evaluated management’s calculation of revenue recognized over time by performing the following procedures:
o	Evaluating whether contract terms that may affect revenue recognition were identified and properly considered and performance obligations were appropriately identified
o	Obtaining and reviewing contracts with customers, including change orders to evaluate whether the transaction price was appropriately identified.
o	Testing management’s revenue recognition calculation model for mathematical accuracy.
o	Assessing the validity of data used in the model for completeness and accuracy by agreeing, on a sample basis, key data inputs to source documents, including job costing reports and project budgets.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Chicago, Illinois
March 15, 2021

Fuel Tech, Inc.

Consolidated Balance Sheets

(in thousands of dollars, except share and per-share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$10,640	$10,914
Restricted cash	1,595	2,080
Accounts receivable, net	6,548	6,473
Inventories, net	97	264
Prepaid expenses and other current assets	2,193	1,879
Total current assets	21,073	21,610
Property and equipment, net	5,220	5,662
Goodwill	2,116	2,116
Other intangible assets, net	553	906
Restricted cash	371	507
Right-of-use operating lease assets	394	362
Other assets	361	443
Total assets	$30,088	$31,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,353	$2,117
Accrued liabilities:
Operating lease liabilities - current	149	182
Employee compensation	930	519
Other accrued liabilities	2,099	1,976
Total current liabilities	5,531	4,794
Operating lease liabilities - non-current	237	180
Long-term borrowings	1,556	—
Deferred income taxes	134	171
Other liabilities	309	286
Total liabilities	7,767	5,431
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 25,639,702 and 25,053,480 shares issued, and 25,228,951 and 24,592,578 outstanding in 2020 and 2019, respectively	262	254
Additional paid-in capital	140,138	139,560
Accumulated deficit	(114,603)	(110,325)
Accumulated other comprehensive loss	(1,370)	(1,778)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost (Note 6)	(2,182)	(1,612)
Total stockholders’ equity	22,321	26,175
Total liabilities and stockholders’ equity	$30,088	$31,606

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Operations

(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2020	2019
Revenues	$22,550	$30,467
Costs and expenses:
Cost of sales	11,912	19,637
Selling, general and administrative	13,600	17,191
Restructuring charge	—	625
Research and development	1,177	1,127
Intangible assets abandonment and impairment	197	127
Total Costs and Expenses	26,886	38,707
Operating loss from continuing operations	(4,336)	(8,240)
Interest (expense) income	(4)	41
Foreign exchange gain	—	370
Other income (loss)	119	(8)
Loss from continuing operations before income taxes	(4,221)	(7,837)
Income tax expense	(57)	(14)
Net loss from continuing operations	(4,278)	(7,851)
Loss from discontinued operations (net of income tax benefit of $0 in 2020 and 2019)	—	(1)
Net loss	$(4,278)	$(7,852)
Net loss per common share:
Basic
Continuing operations	$(0.17)	$(0.32)
Discontinued operations	$—	$(0.00)
Basic net loss per common share	$(0.17)	$(0.32)
Diluted
Continuing operations	$(0.17)	$(0.32)
Discontinued operations	$—	$—
Diluted net loss per common share	$(0.17)	$(0.32)
Weighted-average number of common shares outstanding:
Basic	24,691,000	24,202,000
Diluted	24,691,000	24,202,000

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands of dollars)

	For the years ended December 31,
	2020	2019
Net loss	$(4,278)	$(7,852)
Other comprehensive income (loss):
Foreign currency translation adjustments	408	(493)
Total other comprehensive income (loss)	408	(493)
Comprehensive loss	$(3,870)	$(8,345)

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Nil Coupon Perpetual Loan	Treasury
	Shares	Amount	Capital	Deficit	Loss	Notes	Stock	Total
Balance at December 31, 2018	24,170	$248	$138,992	$(102,495)	$(1,285)	$76	$(1,484)	$34,052
Net loss				(7,852)				(7,852)
Foreign currency translation adjustments					(493)			(493)
Stock compensation expense			574					574
Common shares issued upon vesting of restricted stock units	563	6	(6)					—
Treasury shares withheld	(141)						(128)	(128)
Adoption of ASC 842				22				22
Balance at December 31, 2019	24,592	$254	$139,560	$(110,325)	$(1,778)	$76	$(1,612)	$26,175
Net loss				(4,278)				(4,278)
Foreign currency translation adjustments					408			408
Stock compensation expense			290					290
Exercise of stock Options	183	2	294					296
Common shares issued upon vesting of restricted stock units	606	6	(6)					-
Treasury shares withheld	(152)						(570)	(570)
Balance at December 31, 2020	25,229	262	140,138	(114,603)	(1,370)	76	(2,182)	$22,321

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Cash Flows

(in thousands of dollars)

	For the years ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(4,278)	$(7,852)
Loss from discontinued operations	—	1
Net loss from continuing operations	(4,278)	(7,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	663	810
Amortization	185	186
Gain on disposal of equipment	(5)	(3)
Provision for doubtful accounts, net of recoveries	(1,026)	421
Deferred income taxes	(38)	—
Stock-based compensation, net of forfeitures	290	574
Intangible assets abandonment	197	127
Excess and obsolete inventory provision	—	(131)
Foreign exchange gain	—	370
Changes in operating assets and liabilities:
Accounts receivable	1,095	11,415
Inventories	171	818
Prepaid expenses, other current assets and other non-current assets	(161)	2,239
Accounts payable	198	(7,331)
Accrued liabilities and other non-current liabilities	2	(5,010)
Net cash used in operating activities - continuing operations	(2,707)	(3,366)
Net cash used in operating activities - discontinued operations	—	(21)
Net cash used in operating activities	(2,707)	(3,387)

INVESTING ACTIVITIES
Purchases of equipment and patents	(247)	(550)
Net cash used in investing activities - continued operations	(247)	(550)
Net cash provided by investing activities - discontinued operations	—	505
Net cash used in investing activities	(247)	(45)

FINANCING ACTIVITIES
Proceeds from Borrowings	1,556	—
Proceeds from Option Exercises	296	—
Taxes paid on behalf of equity award participants	(570)	(128)
Net cash provided by (used in) financing activities	1,282	(128)
Effect of exchange rate fluctuations on cash	777	(998)
Net decrease in cash, cash equivalents and restricted cash	(895)	(4,558)
Cash, cash equivalents and restricted cash at beginning of period	13,501	18,059
Cash, cash equivalents and restricted cash at end of period	$12,606	$13,501

Supplemental Cash Flow Information:
Cash paid for:
Income taxes	$95	$18

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

International revenues were $3,928 and $4,585 for the years ended December 31, 2020 and 2019, respectively. These amounts represented 17% and 15% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. We have foreign offices in Beijing, China and Gallarate, Italy.

Basis of Presentation

The consolidated financial statements include the accounts of Fuel Tech and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The books and records of subsidiaries located in foreign countries are maintained according to generally accepted accounting principles in those countries. Upon consolidation, the Company evaluates the differences in accounting principles and determines whether adjustments are necessary to convert the foreign financial statements to the accounting principles upon which the consolidated financial statements are based. All intercompany transactions have been eliminated.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. The COVID-19 pandemic has affected the Company's operations during the twelve months ended December 31, 2020, although the impact of the pandemic is difficult to quantify, and may continue to be so indefinitely thereafter. The Company has experienced, and may continue to experience, reductions in demand for certain of products as several accounts remained offline due to soft electric demand and unplanned outage activities and due to the delay or abandonment of ongoing or anticipated projects, due to our customers', suppliers' and other third parties' financial distress or concern regarding the volatility of global markets.

Management cannot predict the full impact of the COVID-19 pandemic on the Company's sales and marketing channels and supply chains, and, as a result, the ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments. Such effects could exist for an extended period of time even after the pandemic comes to an end.

Liquidity

We have experienced continued declines in revenues and recurring losses.  As a result, we have evaluated our ongoing business needs, and considered the cash requirements of our Air Pollution Control (APC) and FUEL CHEM businesses. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, c) current availability of working capital, and d) support for our research and development initiatives.  We continue to monitor our liquidity needs and have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future.

On February 11, 2021, Fuel Tech entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), (i) 5,000,000 shares (the “Shares”) of Common Stock, (ii) and 2,500,000 warrants (the “Warrants”) exercisable for a total of 2,500,000 shares of Common Stock (the “Warrant Shares”) with an exercise price of $5.10 per Warrant Share, at a purchase price of $5.1625 per Share and associated warrant. The gross proceeds to the Company from the Private Placement were approximately $25.8 million, before deducting placement agent fees and offering expenses.  The receipt of these funds strengthen our current cash position and in conjunction with our net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and long-term borrowings are reasonable estimates of their fair value due to their short-term nature.

Cash, cash equivalents and restricted cash

We include cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. We have never incurred realized or unrealized holdings gains or losses on securities classified as cash equivalents. Income resulting from short-term investments is recorded as interest income. At December 31, 2020, we had cash on hand of approximately $858 at our Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China. Cash on hand at our Italy subsidiary totaled approximately $1,111 at December 31, 2020. Cash on hand at our Chilean subsidiary totaled approximately $314 at December 31, 2020.

Restricted cash as of December 31, 2020 represents funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A. The balance of restricted cash totaling $1,966 is comprised of $1,595 in current assets relating to existing standby letters of credit with varying maturity dates and expire no later than December 31, 2020 and $371 in long-term assets will remain through the expiration dates of the underlying standby letters of credit (the latest maturity date is February 1, 2023) with BMO Harris Bank N.A. Refer to Note 11 Debt Financing for further information on the Facility.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$10,640	$10,914
Restricted cash included in current assets	1,595	2,080
Restricted cash included in long-term assets	371	507
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$12,606	$13,501

Foreign Currency Risk Management

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

Accounts Receivable

Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes contract assets, billings occurring subsequent to revenue recognition under ASC 606 Revenue from Contracts with Customers. At December 31, 2020 and 2019, unbilled receivables were approximately $2,348 and $1,857, respectively. Refer to Note 3 for further detail.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2019	$1,411	$573	$(168)	$1,816
2020	$1,816	$(498)	$(483)	$835

Prepaid expenses and other current assets

Prepaid expenses and other current assets includes Chinese banker acceptances of $549 and $43 as of December 31, 2020 and 2019. These are short-term commitments of typically three to six months for future payments and can be redeemed at a discount or applied to future vendor payments.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2019	1,131	—	(131)	1,000
2020	1,000	—	(93)	907

Foreign Currency Translation and Transactions

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The resulting translation adjustments are included in stockholders’ equity as part of accumulated other comprehensive loss.

During 2020, the Company recorded a foreign currency adjustment of $408 to accumulated other comprehensive loss.

Accumulated Other Comprehensive Loss

	December 31,
	2020	2019
Foreign currency translation
Balance at beginning of period	$(1,778)	$(1,285)
Other comprehensive loss:
Foreign currency translation adjustments (1)	408	(493)
Balance at end of period	$(1,370)	$(1,778)
Total accumulated other comprehensive loss	$(1,370)	$(1,778)

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

Goodwill

Goodwill is tested for impairment at least annually as of the first day of our fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of our reporting units to their carrying values. We use a discounted cash flow (DCF) model to determine the current fair value of our two reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. For the APC business segment, the Company used working capital as a proxy of fair value for the business segment given the on-going losses in that segment. Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2020 and determined that no impairment of goodwill existed.

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

The Company utilizes ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment for the annual goodwill impairment test completed during the fourth quarter.

The entire goodwill balance of $2,116 was allocated to the FUEL CHEM technology segment as of December 31, 2020 and 2019. The Company did not recognize a charge for goodwill impairment for the periods ended December 31, 2020 and 2019.

Other Intangible Assets

Management reviews other finite-lived intangible assets, patent assets, trade names, and lease assets for impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset or asset group is less than the carrying amount of the asset or asset group, an impairment loss equal to the excess of the asset or asset group's carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated.

During the year ended December 31, 2020, the Company recorded an abandonment charge of $197 due to the Company's decision to no longer maintain and defend certain patents and trademarks which are no longer contributing to operations.  The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge is included in “Intangible assets abandonment and impairment” line in the accompanying Consolidated Statements of Operations for the year then ended December 31, 2020.

During the year ended December 31, 2019, Fuel Tech recorded an abandonment charge of $127 associated with certain international patent assets which the Company elected to not maintain and abandon due to limited business opportunities in those regions. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge is included in “Intangible assets abandonment and impairment” line in the accompanying Consolidated Statements of Operations for the year ended December 31, 2019.

Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. As of December 31, 2020 and 2019, the net patent asset balance was $553 and $906, respectively. The third-party costs capitalized as patent costs during the years ended December 31, 2020 and 2019 were $0 and $56, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.

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

Amortization expense from continuing operations for intangible assets was $185 and $186 for the years ended December 31, 2020 and 2019, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2020 and 2019, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2020			2019
Description of Other Intangibles	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent assets	1 - 20	1,310	(757)	553	1,897	(991)	906
Total		$1,310	$(757)	$553	$1,897	$(991)	$906

The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2021	$145
2022	52
2023	51
2024	44
2025	43
Thereafter	218
Total	$553

Property and Equipment

Property and equipment is stated at historical cost and does not include capital in process expenditures yet to be capitalized. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense from continuing operations was $663 and $810 for the years ended December 31, 2020 and 2019, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2020 and 2019, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life (years)	2020	2019
Land		$1,050	$1,050
Building	39	3,950	3,950
Building and leasehold improvements	3 - 39	2,886	2,886
Field equipment	3 - 4	19,748	19,507
Computer equipment and software	2 - 3	2,954	2,936
Furniture and fixtures	3 - 10	1,477	1,475
Vehicles	5	32	32
Construction in process		12	—
Total cost		32,109	31,836
Less accumulated depreciation		(26,889)	(26,174)
Total net book value		$5,220	$5,662

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

Fuel Tech has installed over 1,200 units with APC technology and normally provides performance guarantees to our customers based on the operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

FUEL CHEM

Revenues from the sale of chemical products are recognized when control transfers to customer upon shipment or delivery of the product based on the applicable shipping terms. We generally recognize revenue for these arrangements at a point in time based on our evaluation of when the customer obtains control of the promised goods or services.

On occasion, Fuel Tech will engineer and sell its chemical pumping equipment.  These projects are similar in nature to the APC projects described above and for those projects where control transfers over time, revenue is recognized based on the extent of progress towards completion of the single performance obligation.

For projects containing multiple performance obligations, the Company allocates the transaction price based on the estimated standalone selling price. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

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

During the quarter ended September 30, 2020, an error was detected in the calculation of the adoption of ASC 842, "Leases" made on January 1, 2019.  The calculation included an incorrect lease amount associated with one of our leases.  This error did not correctly present the Right of Use asset and related Operating Lease Liability on the Company's balance sheet.

We evaluated the revision in accordance with Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections and evaluated the materiality of the revision on prior periods' financial statements in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Quantifying Financial Statement Errors. We concluded that the revision was not material to any prior period and, therefore, amendments of previously filed reports are not required.  Periods not presented herein will be revised, as applicable, in future filings. The revision did not have an impact on the net loss or earnings per share for the year ended December 31, 2019.

	As Previously Reported Year Ended December 31, 2019	Revision	As Revised Year Ended December 31, 2019
Right of Use Operating Lease Asset	980	(618)	362
Operating Lease Liability - Current	300	(118)	182
Operating Lease Liability - Non Current	680	(500)	180

Stock-Based Compensation

Our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), was adopted in May 2014 and allows for awards to be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan as of December 31, 2020. Based on the existing issued or reserved awards in Incentive Plan, there are 2,533,639 shares available to be used for future awards to participants in the Incentive Plan as of December 31, 2020.

Basic and Diluted Earnings per Common Share

Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs) and the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. At December 31, 2020 and 2019, we had outstanding equity awards of 584,505 and 913,000, respectively, which were antidilutive for the purpose of calculation of the diluted earnings per share. As of December 31, 2020 and 2019, respectively, we had an additional 547,000 and 728,000 equity awards that were antidilutive because of the net loss in the year then ended. These equity awards could potentially dilute basic EPS in future years.

The table below sets forth the weighted-average shares used at December 31 in calculating earnings (loss) per share:

	2020	2019
Basic weighted-average shares	24,691,000	24,202,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested restricted stock units	—	—
Diluted weighted-average shares	24,691,000	24,202,000

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

For the year ended December 31, 2020, we had two customers which individually represented greater than 10% of revenues. Both customers contributed revenues to both product segments but were primarily concentrated in our FUEL CHEM technology segment and represented 28% of consolidated revenues. We had no customers that accounted for greater than 10% of our current assets as of December 31, 2020.

For the year ended December 31, 2019, we had three customers which individually represented greater than 10% of revenues. One customer contributed primarily to our APC segment and represented 19% of consolidated revenues.  The other two customers contributed to the FUEL CHEM technology segment and each customer represented 11% of consolidated revenues. We had no customers that accounted for greater than 10% of our current assets as of December 31, 2019.

We control credit risk through requiring milestone payments on long-term contracts, performing ongoing credit evaluations of its customers, and in some cases obtaining security for payment through bank guarantees and letters of credit.

Treasury Stock

We use the cost method to account for common stock repurchases. During the years ended December 31, 2020 and 2019, we withheld 152,257 and 140,784 shares of our Common Shares, valued at approximately $570 and $128, respectively, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. Refer to Note 6, “Treasury Stock,” for further discussion.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will become effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently in the process of evaluating the impact of adoption, but we do not believe the adoption of this standard will have a material impact on our financial statements.

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

The activity of the Fuel Conversion discontinued operations consisted of Research and Development, severance, an impairment charge and other costs for the years ended December 31, 2020 and 2019, of $0 and $1, respectively. The activity of the Fuel Conversion discontinued operations consisted primarily of storage costs for holding the equipment at a third-party location totaling $21 for the year ended December 31, 2019 and the gain on sale of $20 recorded in discontinued operations.

3.     REVENUE RECOGNITION

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Twelve Months Ended December 31,
	2020	2019
Air Pollution Control
Technology solutions	$5,668	$10,640
Spare parts	906	1,031
Ancillary revenue	1,983	2,411
Total Air Pollution Control Technology	8,557	14,082
FUEL CHEM
FUEL CHEM technology solutions	13,993	16,385
Total Revenues	$22,550	$30,467

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Twelve Months Ended December 31,
	2020	2019
United States	$18,622	$25,882
Foreign Revenues
Americas	549	777
Europe	1,656	2,322
Asia	1,723	1,486
Total Foreign Revenues	3,928	4,585
Total Revenues	$22,550	$30,467

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Twelve Months Ended December 31,
	2020	2019
Products transferred at a point in time	$15,787	$19,827
Products and services transferred over time	6,763	10,640
Total Revenues	$22,550	$30,467

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2020 and 2019, contract assets were approximately $2,348 and $1,857, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $850 and $712 at December 31, 2020 and 2019, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

As of December 31, 2020 we had one construction contract in progress that was identified as a loss contract and a provision for losses of $176 was recorded in other accrued liabilities on the consolidated balance sheet. As of December 31, 2019, we had three construction contracts in progress that were identified as loss contracts and a provision for losses of $26 was recorded in other accrued liabilities on the consolidated balance sheet.

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $5,268. The Company expects to recognize revenue on approximately $2,981 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

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

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	December 31, 2020	December 31, 2019
Trade receivables	$5,015	$6,425
Unbilled receivables	2,348	1,857
Other short-term receivables	20	7
Allowance for doubtful accounts	(835)	(1,816)
Total accounts receivable	$6,548	$6,473

4.     INCOME TAXES

Within the calculation of the Company’s annual effective tax rate, the Company has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the FASB and/or various other taxing jurisdictions.  For example, the Company anticipates that the state jurisdictions will continue to determine and announce their conformity to the U.S. Tax Act which could have an impact on the annual effective tax rate.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted which enacted the following relief among others;

●	Amended federal tax laws to permit 100% bonus depreciation for eligible qualified improvement property placed in service by the taxpayer after December 31, 2017 and before January 1, 2023.
●

Eliminated the 80% of taxable income limitations by allowing corporate entities to fully utilize Net Operating Losses (NOL) carryforwards to offset taxable income in 2018, 2019 or 2020. The 80% limitation is reinstated for tax years after 2020.

●	Increased the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020.
●

Allowed taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017.

●	Allowed taxpayers the carryback of Net Operating Losses (NOL) as a result of tax years beginning after December 31, 2017, but before January 1, 2021 for the five prior years of the generated loss.

The components of loss before taxes for the years ended December 31 are as follows:

Origin of income before taxes	2020	2019
United States	$(3,411)	$(5,803)
Foreign	(810)	(2,034)
Loss before income taxes	$(4,221)	$(7,837)

Significant components of income tax benefit (expense) for the years ended December 31 are as follows:

	2020	2019
Current:
Federal	$—	$—
State	(7)	(14)
Foreign	(88)	—
Total current	(95)	(14)
Deferred:
Federal	22	—
State	16	—
Total deferred	38	—
Income tax expense	$(57)	$(14)

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2020	2019
Provision at the U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	1.5%	2.7%
Foreign tax rate differential	0.5%	—%
China Enterprise Tax	(2.1)%	—%
Valuation allowance	(13.9)%	(29.2)%
Share based compensation shortfall	(2.0)%	—%
Other true up	(2.7)%	1.6%
Intangible assets impairment and other non-deductibles	1.8%	2.3%
State rate change	(6.5)%	—%
Other	1.0%	1.8%
Income tax (expense) benefit effective rate	(1.4)%	0.2%

The deferred tax assets and liabilities at December 31 are as follows:

	2020	2019
Deferred tax assets:
Stock compensation expense	$1,240	$1,882
Goodwill	986	1,490
Royalty accruals	560	560
Bad debt allowance	338	466
Net operating loss carryforwards	10,959	9,146
Credit carry-forwards	841	814
Inventory reserve	206	243
Depreciation	499	502
Other	334	340
Total deferred tax assets	15,963	15,443
Deferred tax liabilities:
Intangible assets	(126)	(220)
Total deferred tax liabilities	(126)	(220)
Net deferred tax asset before valuation allowance	15,837	15,223
Valuation allowances for deferred tax assets	(15,971)	(15,394)
Net deferred tax liability	$(134)	$(171)

The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2019	$13,044	2,350	—	$15,394
2020	$15,394	577		$15,971

For the years ended December 31, 2020 and 2019, there were exercises of stock options of $296 and $0, respectively.

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

We recognize interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. There were no interest and penalties recognized in income tax expense during the years ended December 31, 2020 and 2019. There were no unrecognized tax benefits as of December 31, 2020 and 2019.

We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2017 through 2019; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2012 through 2019 based on local statutes.

On April 3, 2019, the Company received notice from the Internal Revenue Service that our U.S. income tax return for the year ended December 31, 2016 was under audit. In May of 2020, the audit was successfully completed with no change required.

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

As required by ASC 740, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We have approximately $25,486 of US net operating loss carryforwards available to offset future US taxable income as of December 31, 2020.  The net operating loss carry-forwards related to tax losses generated in years ending December 31, 2017 and before in the US totaling $10,733 begin to expire in 2034.  Further, we have tax loss carry-forwards of approximately $6,246 available to offset future foreign income in Italy as of December 31, 2020. We have recorded a full valuation allowance against the deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to utilize the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated in prior years in Italy. Finally, we have tax loss carry-forwards of approximately $12,763 available to offset future foreign income in China as of December 31, 2020. The net operating loss carry-forwards related to tax losses generated in prior years in China expire in 2022.

As of December 31, 2019, the investment in Fuel Tech S.p.A (Chile) was no longer considered to be indefinite and a provision for deferred U.S income taxes of $155 was recorded. As of December 31, 2020, Fuel Tech S.p.A (Chile) was still included in continuing operations, as a result an additional $15 was recorded, adjusting the total consideration to $170. The deferred income taxes associated with this investment are offset by a valuation allowance of ($170).

5.     COMMON SHARES

At December 31, 2020 and 2019, respectively, we had 25,639,702 and 25,053,480 Common Shares issued and 25,228,951 and 24,592,578 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 7). As of December 31, 2020, we had 5,600,676 shares reserved for issuance upon the exercise or vesting of equity awards, of which 484,500 are stock options that are currently exercisable (see Note 8).

6.     TREASURY STOCK

Common shares held in treasury totaled 948,347 and 796,090 with a cost of $2,182 and $1,612 at December 31, 2020 and 2019, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the current and prior years.

7.     NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

At December 31, 2020 and 2019, respectively, we had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (the “Loan Notes”) outstanding. The Loan Notes are convertible at any time into Common Shares at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2020, the nil coupon loan notes were convertible into 6,715 common shares. Based on our closing stock price of $3.88 at December 31, 2020, the aggregate fair value of the common shares that the holders would receive if all the loan notes were converted would be approximately $26, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of our dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheets. The notes do not hold distribution or voting rights unless and until converted into common shares.

For the years ended December 31, 2020 and 2019, there were no Loan Notes repurchased by the Company.

8.     STOCK-BASED COMPENSATION

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan which includes 1,200,000 additional shares as a result of an amendment to the Incentive Plan approved by our stockholders in May 2018. At December 31, 2020, we had 2,533,639 equity awards available for issuance under the Incentive Plan.

Stock-based compensation is included in selling, general and administrative costs in our consolidated statements of operations.

The components of stock-based compensation from continuing operations for the years ended December 31, 2020 and 2019 were as follows:

	For the Year Ended December 31,
	2020	2019
Stock options	$—	$—
Restricted stock units	290	574
Total stock-based compensation expense	290	574
Tax benefit of stock-based compensation expense	—	—
After-tax effect of stock based compensation	$290	$574

As of December 31, 2020, there was $100 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.2 years.

Stock Options

The stock options granted to employees under the Incentive Plan have a 10-year life and they vest as follows: 50% after the second anniversary of the award date, 25% after the third anniversary, and the final 25% after the fourth anniversary of the award date. Fuel Tech calculates stock compensation expense for employee option awards based on the grant date fair value of the award, less expected annual forfeitures, and recognizes expense on a straight-line basis over the four-year service period of the award. Stock options granted to members of our Board of Directors vest immediately. Stock compensation for these awards is based on the grant date fair value of the award and is recognized in expense immediately.  Forfeitures are recognized as they occur.

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

There were no stock options granted during the years ended December 31, 2020 and 2019.

The following table presents a summary of our stock option activity and related information for the years ended December 31:

	2020		2019
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	747,500	$3.33	932,500	$4.68
Exercised	(183,000)	1.61	—	—
Expired or forfeited	(80,000)	5.79	(185,000)	10.14
Outstanding at end of year	484,500	$3.57	747,500	$3.33
Exercisable at end of year	484,500	$3.57	747,500	$3.33
Weighted-average fair value of options granted during the year		$—		$—
Weighted-Average Remaining Contractual Life (years)		3.70		4.73
Aggregate Intrinsic Value		$—		$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $3.88 as of December 31, 2020, which would have been received by the option holders had those options holders exercised their stock options as of that date.

The following table summarizes information about stock options outstanding at December 31, 2020:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.96 - $1.27	88,000	6.9	$0.97
$1.28 - $3.00	132,000	4.6	2.26
$3.01 - $4.54	120,000	2.0	3.72
$4.55 - $8.16	144,500	2.4	6.24
	484,500	3.7	$3.57

As of and for the 12 months ended December 31, 2020, there was no non-vested stock option activity and $0 of total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. Fuel Tech received proceeds of $296 from the exercise of stock options in the years ended December 31, 2020, and $0 in 2019, respectively. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements.  Shares received for exercise of stock options come from newly issued shares.

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

During the years ended December 31, 2020 and 2019, there were 605,630 and 562,777 restricted stock units that vested with a grant date fair value of $658 and $554, respectively.

A summary of restricted stock unit activity for the years ended December 31, 2020 and 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2018	1,110,277	1.21
Granted	228,135	1.52
Vested	(562,777)	0.98
Unvested restricted stock units at December 31, 2019	775,635	1.47
Forfeited	(70,000)	1.03
Vested	(605,630)	1.09
Unvested restricted stock units at December 31, 2020	100,005	4.08

Deferred Directors Fees

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2020 and 2019, there was no stock-based compensation expense under the Deferred Plan.

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

During the third quarter of 2020, the Company was notified of an equipment component failure at a foreign customer location.  The failure will be remedied under the warranty provision of the contracts that are in place with the customer and supplier.  As of December 31, 2020 a charge of $176 was recorded in the accounts payable line of the Consolidated Balance Sheets.    In 2018, the Company was notified of a certain non-conformance issues with a U.S. customer associated with equipment that requires remedy under the warranty provision of the contract. During the second quarter of 2020 a charge of $1,150 to remedy this non-conformance issue was incurred. Offsetting this amount was a reversal of $499 of expense to reduce the allowance of doubtful accounts that had been previously reserved. The Company has completed all work associated with this issue. As of December 31, 2020 and December 31, 2019, we have $176 and $146 of accrued liability associated with the completion of the non-conformance issues in the other accrued liabilities line of the Consolidated Balance Sheets.  During the third quarter of 2020, the Company settled an outstanding claim with our insurance provider for these remediation efforts and recorded a receivable in the amount of $2,589. The settlement is recorded in the cost of sales line on the Consolidated Statement of Operations. Collection of the funds was completed in October 2020.

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

As of December 31, 2020, we had outstanding bank performance guarantees and letters of credit in the amount of $1,873 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees and letters of credit expire in dates ranging from December 2020 through February 2023. Due to the timing of expiration and the actual release of commitment from our bank, as of December 31, 2020, $1,134 of performance guarantees have expired and are currently reflected in outstanding balance.  The expiration dates may be extended if the project completion dates are extended. Our management believes it is probable that these projects will be successfully completed and that there will not be a material adverse impact on our operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.

Product Warranties

We issue a standard product warranty with the sale of our products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. There were no changes in the warranty liability from continuing operations in 2020 and 2019. The warranty balance was $159 at December 31, 2020 and 2019.

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

The cumulative effect of the changes made to our January 1, 2019 consolidated balance sheet for the adoption of ASC 842 were as follows:

	Balance at December 31, 2018	Adjustments Upon Adoption of ASC 842	Balance at January 1, 2019
Assets
Right-of-use operating lease assets	$—	$832	$832
Liabilities
Other accrued liabilities	6,099	(22)	6,077
Operating lease liabilities - current	—	522	522
Operating lease liabilities - non-current	—	310	310
Equity
Accumulated deficit	(102,495)	22	(102,473)

The adjustment made to the January 1, 2019 consolidated balance sheet related to an accrued liability for lease escalation clauses in certain of our leases under ASC 840 which is a cumulative-effect adjustment to the opening balance of accumulated deficit upon the adoption of ASC 842.

Leases

The terms of the Company’s three primary office space lease arrangements are as follows:

•	The Gallarate, Italy building lease, for approximately 1,335 square feet, runs from May 1, 2019 to April 30, 2025. This facility serves as the operating headquarters for our European operations.

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

The Company also has four additional operating leases related to certain office equipment and company leased vehicles. Our leases have remaining lease terms of 1 year to 4 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense for the years ended December 31, 2020 is as follows:

	2020	2019
Operating lease cost	$205	$555
Short-term lease cost	20	136
Total lease cost	$225	$691

The weighted average remaining lease term was 3.04 years as of December 31, 2020. The weighted average discount rate was 4.68% as of December 31, 2020. An incremental borrowing rate of 5.25% was used for the properties in the United States and a rate of 2.67% for our lease in Italy.

Remaining maturities of our existing lease liabilities as of December 31, 2020 were as follows:

Year Ending December 31,	Operating Leases
2021	177
2022	123
2023	116
2024	27
Thereafter	10
Total lease payments	$453
Less imputed interest	(67)
Total	$386

The following is the balance sheet classification of our existing lease liabilities:

	2020	2019
Operating lease liabilities - current	$149	$182
Operating lease liabilities - non-current	237	180
Total operating lease liabilities	$386	$362

Supplemental cash flow information related to leases was as follows:

	For the Twelve Months ended December 31, 2020	For the twelve months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$192	$541
Leased assets obtained in exchange for operating lease liabilities	179	520

11.     DEBT FINANCING

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At December 31, 2020, the Company had outstanding standby letters of credit totaling approximately $1,873 under the BMO Harris agreement. As of December 31, 2020, the Company held $1,966 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

On April 17, 2020, the Company received loan proceeds in the amount of approximately $1,556 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company used the proceeds for purposes consistent with the PPP.  On January 8, 2021, the Small Business Administration informed the Company that its PPP loan had been forgiven in full.  The balance of the loan is reflected in the Long-term borrowing line of the balance sheet as of December 31, 2020.

12.     RELATED PARTY TRANSACTIONS

There are no material Related Party transactions to disclose.  The transaction with American Bailey Corp. reported in the prior year Form 10-K for 2019 ended December 31, 2019.

As of December 31, 2019, persons now or formerly associated with American Bailey Corporation (ABC) owned approximately 27% of our outstanding Common Shares. ABC was a sub-lessee under our February 1, 2010 lease of its offices in Stamford, Connecticut, which ran through December 31, 2019. The Company did not renew the lease following its expiration on December 31, 2019. ABC reimbursed us for its share of lease and lease-related expenses under the sublease agreement. The Stamford facility housed certain administrative functions. The amounts earned from ABC related to the subleases for the year ended December 31, 2019 was $165. The amount due from ABC related to the sublease agreement was $27 at December 31, 2019.

13.     DEFINED CONTRIBUTION PLAN

We have a retirement savings plan available for all our U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by the employees with additional contributions made at the discretion of the Board of Directors. Costs related to this plan were $222 and $262 in 2020 and 2019, respectively.

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

Information about reporting segment net sales and gross margin from continuing operations are provided below:

For the year ended December 31, 2020	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$8,557	$13,993	$—	$22,550
Cost of sales	(4,583)	(7,329)	—	(11,912)
Gross margin	3,974	6,664	—	10,638
Selling, general and administrative	—	—	(13,600)	(13,600)
Restructuring charge	—	—	—	—
Research and development	—	—	(1,177)	(1,177)
Intangible assets abandonment	—	—	(197)	(197)
Operating income (loss) from continuing operations	$3,974	$6,664	$(14,974)	$(4,336)

For the year ended December 31, 2019	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$14,082	$16,385	$—	$30,467
Cost of sales	(11,256)	(8,381)	—	(19,637)
Gross margin	2,826	8,004	—	10,830
Selling, general and administrative	—	—	(17,191)	(17,191)
Restructuring charge	(625)	—	—	(625)
Research and development	—	—	(1,127)	(1,127)
Intangible assets abandonment	—	—	(127)	(127)
Operating income (loss) from continuing operations	$2,201	$8,004	$(18,445)	$(8,240)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

For the years ended December 31,	2020	2019
Revenues:
United States	$18,622	$25,882
Foreign	3,928	4,585
	$22,550	$30,467

As of December 31,	2020	2019
Assets:
United States	$24,524	$23,460
Foreign	5,564	8,764
	$30,088	$32,224

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

•

Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2020 and 2019.

16.     RESTRUCTURING ACTIVITIES

On January 18, 2019, the Company announced a planned suspension of its Air Pollution Control (“APC”) business operation in China (“Beijing Fuel Tech”). This action is part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business includes staff rationalization, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the remaining activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $24) in addition to collection efforts for the remaining accounts receivable.

The following table presents our revenues and net loss in China for the years ended December 31, 2020 and 2019:

	2020	2019
Total revenues	$25	$329
Net loss	(281)	(1,767)

The following table presents net assets in China for the years ended December 31, 2020 and 2019:

	2020	2019
Total assets	$2,463	$4,249
Total liabilities	396	399
Total net assets	2,067	3,850

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The Company recorded restructuring charges $625 for the twelve months ended December 31, 2019 associated with the suspension of its APC business operation in China. The charge consisted primarily of one-time severance costs of $562 and the early termination penalty for our lease in the amount of $63 associated with the suspension of our APC business in China. On January 23, 2019, the Company notified the landlord of our intention to early terminate the lease on July 22, 2019 resulting in the early termination penalty.

The Company recorded no restructuring charge for the twelve-months ending December 31, 2020. The following is a reconciliation of the accrual for the workforce reduction that is included within the "Accrued Liabilities" line of the consolidated balance sheets:

	Twelve Months Ended
	2020	2019
Restructuring liability at January 1,	$—	$65
Amounts expensed	—	625
Amounts expensed - discontinued operations	—	—
Amounts paid	—	(690)
Restructuring liability at December 31,	$—	$—

17.     Unaudited Quarterly Financial Data

Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2020 and 2019.

For the quarters ended	March 31,	June 30,	September 30,	December 31,
2020
Revenues	$3,778	$4,401	$8,155	$6,216
Cost of sales	2,251	3,799	2,249	3,613
Net (loss) income from continuing operations	(2,567)	(2,544)	2,376	(1,543)
Income (loss) from discontinued operations	—	—	—	—
Net (loss) income	(2,567)	(2,544)	2,376	(1,543)
Basic net (loss) income per common share:
Continuing operations	(0.10)	(0.10)	0.10	(0.07)
Discontinued operations	—	—	—	—
Basic net (loss) income per common share:	$(0.10)	$(0.10)	$0.10	$(0.07)
Diluted net (loss) income per common share:
Continuing operations	(0.10)	(0.10)	0.09	(0.07)
Discontinued operations	—	—	—	—
Diluted net (loss) income per common share:	$(0.10)	$(0.10)	$0.09	$(0.07)

2019
Revenues	$10,155	$8,948	$6,452	$4,912
Cost of sales	6,141	5,050	3,563	4,883
Net loss from continuing operations	(1,279)	(936)	(1,296)	(4,340)
Loss from discontinued operations	(10)	(9)	18	—
Net loss	(1,289)	(945)	(1,278)	(4,340)
Basic net loss per common share:
Continuing operations	(0.05)	(0.04)	(0.05)	(0.18)
Discontinued operations	—	—	—	—
Basic net loss per common share:	$(0.05)	$(0.04)	$(0.05)	$(0.18)
Diluted net loss per common share:
Continuing operations	(0.05)	(0.04)	(0.05)	(0.18)
Discontinued operations	—	—	—	—
Diluted net loss per common share:	$(0.05)	$(0.04)	$(0.05)	$(0.18)

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

Change in Internal Controls

There has been no change in the Company's internal control over financial reporting during the year covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

ITEM 9B - SUBSEQUENT EVENTS

On January 8, 2021, the Company was informed by the Small Business Administration that its Payroll Protection Plan (PPP) loan had been forgiven in its entirety.  The Company had borrowed $1,556,000 from our bank BMO Harris N.A. for use in support of the Company's staffing levels during the pandemic period of 2020, in accordance with the terms and conditions set down in the Coronavirus Aid, Relief and Economic Security (CARES) Act.  This loan took the form of an unsecured promissory note with a term of two years and a stated interest rate of 1% per annum. Income from forgiveness of debt will be realized in the first quarter and disclosed in the first quarter's Form 10-Q.

In discussions with our bank, BMO Harris N.A., we have been informed that there is an administrative delay in the release of certain of our cash collateral that was securing standby letters of credit for projects that have been completed.  We anticipated release of the collateral to be simultaneous with the expiration of the instrument, but receive an up to 30-day delay in the release of the collateral.  As of now, instruments with an expiring date of December 31, 2020 in the amount of $1,190 have been released as of the date of this report, and the funds returned to our general operating account(s) as appropriate.

On February 11, 2021, Fuel Tech entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), (i) 5,000,000 shares (the “Shares”) of Common Stock, (ii) and 2,500,000 warrants (the “Warrants”) exercisable for a total of 2,500,000 shares of Common Stock (the “Warrant Shares”) with an exercise price of $5.10 per Warrant Share, at a purchase price of $5.1625 per Share and associated warrant. The gross proceeds to the Company from the Private Placement were approximately $25.8 million, before deducting placement agent fees and offering expenses. Subject to certain ownership limitations, the Warrants are immediately exercisable upon issuance and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Warrant Shares for resale.

Pursuant to an engagement letter, dated as of February 11, 2021, between the Company and H.C. Wainwright & Co., LLC, or the placement agent, the Company agreed to pay the placement agent a cash fee of 6.5% of the aggregate gross proceeds of the Private Placement. The Company also agreed to pay the placement agent up to $50,000 in expenses. In addition, the Company issued to the placement agent (or its designees) warrants to purchase up to 350,000 shares of Common Stock (the “Placement Agent Warrants”), or 7.0% of the aggregate number of Shares sold in the Private Placement. The Placement Agent Warrants are exercisable commencing April 18, 2021 at an exercise price of $6.453125 per share of Common Stock and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Shares and the Warrant Shares for resale.

The Private Placement closed on February 17, 2021. In connection with the Private Placement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Selling Stockholders, pursuant to which the Company agreed to prepare and file a registration statement with respect to the resale of the Shares and the Warrant Shares.

The Shares, the Warrants, the Warrant Shares, the Placement Agent Warrants and the shares of Common Stock issuable thereunder were sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in our definitive Proxy Statement related to the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.

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

Other information concerning our directors and executive officers and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in our Proxy Statement related to the 2021 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item will be set forth under the caption “Executive Compensation” in our definitive Proxy Statement and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2020, under which our securities were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	584,505	$3.57	2,533,629

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for Years Ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Loss for Years Ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3)  Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/5/2006
3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/5/2006
3.3	Amended and Restated By-Laws of Fuel Tech, Inc. dated as of May 28, 2015		8-K		3.1	6/1/2015
4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	9/30/2009	4.1	11/4/2009
4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	9/30/2009	4.2	11/4/2009
4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	9/30/2009	4.3	11/4/2009
4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/2/2006
4.5*	Fuel Tech, Inc. 2014 Long-Term Incentive Plan		S-8		4.1	3/31/2014
4.6*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/2006	4.6	3/6/2007
4.7	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Non-Employee Director's Stock Option Agreement		10-Q	6/30/2014	4.2	8/11/2014
4.8*	Fuel Tech, Inc. Form of Common Stock Warrant		8-K		4.1	2/18/2021
4.9*	Fuel Tech, Inc. Form of Placement Agent Warrant		8-K		4.2	2/18/2021
4.10*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement (2014 Long-Term Incentive Plan)		10-Q	6/30/2014	4.1	8/11/2014
4.11*	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Stock Option Agreement		10-Q	3/31/2015	10.2	5/11/2015
4.12*	Fuel Tech, Inc. Form of 2020 Executive Performance RSU Award Agreement		10-K	12/31/2015	4.17	3/24/2016
4.13*	Fuel Tech, Inc. Form 0f 2021 Executive Performance RSU Award Agreement		8-K		10.1	3/3/2021

10.1	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.	8-K		99.1	2/7/2007
10.2	Credit Agreement, dated as of June 30, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.5	11/4/2009
10.3	First Amendment to Credit Agreement, dated as of October 5, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.6	11/4/2009
10.4	Second Amendment to Credit Agreement, dated as of November 4, 2009, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	9/30/2009	10.7	11/4/2009
10.5	Third Amendment to Credit Agreement, dated as of June 30, 2011, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2011	4.1	8/8/2011
10.6	Fourth Amendment to Credit Agreement, dated as of June 30, 2013, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2013	4.1	8/7/2013
10.7	Fifth Amendment to Credit Agreement, dated as of June 16th, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-K	12/31/2015	10.12	3/24/2015
10.8	Sixth Amendment to Credit Agreement, dated as of June 30, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2015	10.2	8/10/2015
10.9	Seventh Amendment to Credit Agreement, dated as of December 31, 2015, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-K	12/31/2015	10.14	3/24/2015
10.10	Eight Amendment to Credit Agreement, dated as of May 9, 2016, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	3/31/2016	10.1	5/10/2016
10.11	Ninth Amendment to Credit Agreement, dated as of June 16, 2017, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2017	10.1	8/14/2017
10.12	Tenth Amendment to Credit Agreement, dated as of January 10, 2018, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-K	12/31/2017	10.2	3/12/2018
10.13	11th Amendment to Credit Agreement, dated as of May 15, 2018, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2018	10.2	8/13/2018
10.14	Twelfth Amendment to Credit Agreement, dated as of September 17, 2018, by and among Fuel Tech, Inc., Fuel Tech, S.r.L, and JPMorgan Chase Bank, N.A.	10-Q	9/30/2018	10.1	11/13/2018
10.15	Thirteenth Amendment to Credit Agreement, dated as of October 19, 2018, by and among Fuel Tech, Inc., Fuel Tech S.r.L, and JPMorgan Chase Bank, N.A.	10-Q	9/30/2018	10.2	11/13/2018
10.16	Fourteenth Amendment to Credit Agreement, dated as of June 19, 2019, by and among Fuel Tech, Inc., Fuel Tech S.R.L., and JPMorgan Chase Bank, N.A.	10-Q	6/30/2019	10.1	8/13/2019
10.17	Tenth Amendment to Continuing Guaranty, dated as of June 29, 2018, between JPMorgan Chase Bank, N.A., JP Chase Bank (China) Company Limited and Fuel Tech, Inc.	10-Q	6/30/2018	10.1	8/13/2018
10.18	11th Amendment to Continuing Guaranty, dated as of October 19, 2018, between JPMorgan Chase Bank, N.A., JPMorgan Chase Bank N.A., JPMorgan Chase Bank (China) Company Limited and Fuel Tech, Inc.	10-Q	9/30/2018	10.3	11/13/2018
10.19	Cash Collateral Pledge Agreement, dated as of May 27, 2016, between JPMorgan Chase Bank, N.A. and Fuel Tech, Inc.	10-Q	6/30/2016	10.1	8/9/2016
10.20	Sublease Agreement, dated December 9, 2009, between Fuel Tech, Inc. and American Bailey Corporation	10-K	12/31/2009	10.14	3/4/2010
10.21*	2019 Corporate Incentive Plan of Fuel Tech, Inc.	10-K	12/31/2018	10.24	3/14/2019

10.22*	2020 Corporate Incentive Plan of Fuel Tech, Inc.		8-K		10.2	3/2/2020
10.23*	2021 Corporate Incentive Plan of Fuel Tech, Inc.		8-K		10.2	3/3/2021
10.24*	2019 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/14/2018
10.25*	2020 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/12/2019
10.26*	2021 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/21/2020
10.27*	2018 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		10-K	12/31/2017	10.29	3/12/2018
10.28*	2019 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/14/2018
10.29*	2021 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/21/2020
10.30*	2020 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/12/2019
10.31*	Employment Agreement dated August 31, 2009, between William E. Cummings, Jr. and Fuel Tech, Inc.		10-K	12/31/2009	10.10	3/14/2010
10.32*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.		10-K	12/31/2011	10.21	3/5/2012
10.33*	Engagement Letter, dated February 11, 2021, by and between Fuel Tech, Inc. and H.C. Wainwright & Co.		8-K		1.1	2/18/2021
10.34*	Employment Agreement, dated March 9, 2018, between James M. Pach and Fuel Tech, Inc.		10-K	12/31/2017	10.35	3/12/2018
10.35*	Form of Securities Purchase Agreement		8-K		10.1	2/18/2021
10.36*	Form of Securities Purchase Agreement		8-K		10.2	2/18/2021
23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.1 INS	XBRL Instance Document.

101.2 SCH	XBRL Taxonomy Extension Schema Document.

101.3 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 15, 2021	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2021	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Treasurer and Controller
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.

Date: March 15, 2021

Signature	Title

/s/ Vincent J. Arnone	President and Chief Executive Officer (Principal Executive Officer)
Vincent J. Arnone

/s/ Ellen T. Albrecht	Vice President, Treasurer and Controller (Principal Financial Officer)
Ellen T. Albrecht

/s/ Douglas G. Bailey	Director
Douglas G. Bailey

/s/ Thomas S. Shaw, Jr.	Director
Thomas S. Shaw, Jr.

/s/ Dennis L. Zeitler	Director
Dennis L. Zeitler

/s/ James J. Markowsky, Ph.D.	Director
James J. Markowsky, Ph.D.

/s/ Sharon L. Jones	Director
Sharon L. Jones