Form 10-Q
period 2021-03-31
FUEL TECH, INC.
filed 2021-05-12
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2021

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

On April 30, 2021 there were outstanding 30,263,791 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the three-month period ended March 31, 2021

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$35,711	$10,640
Restricted cash	150	1,595
Accounts receivable, net	4,601	6,548
Inventories, net	156	97
Prepaid expenses and other current assets	1,771	2,193
Total current assets	42,389	21,073
Property and equipment, net of accumulated depreciation of $27,007 and $26,889, respectively	5,041	5,220
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $791 and $757, respectively	529	553
Restricted cash	270	371
Right-of-use operating lease assets	350	394
Other assets	348	361
Total assets	$51,043	$30,088
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,466	$2,353
Accrued liabilities:
Operating lease liabilities - current	148	149
Employee compensation	699	930
Other accrued liabilities	1,580	2,099
Total current liabilities	3,893	5,531
Operating lease liabilities - non-current	194	237
Long-term borrowings	—	1,556
Deferred income taxes, net	134	134
Other liabilities	299	309
Total liabilities	4,520	7,767
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,227,300 and 25,639,702 shares issued, and 30,263,791 and 25,228,951 shares outstanding, respectively	312	262
Additional paid-in capital	164,137	140,138
Accumulated deficit	(114,205)	(114,603)
Accumulated other comprehensive loss	(1,563)	(1,370)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,234)	(2,182)
Total stockholders’ equity	46,523	22,321
Total liabilities and stockholders’ equity	$51,043	$30,088

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$5,033	$3,778
Costs and expenses:
Cost of sales	2,675	2,251
Selling, general and administrative	3,100	3,886
Research and development	415	324
	6,190	6,461
Operating loss	(1,157)	(2,683)
Interest expense	(4)	(3)
Interest income	1	11
Other income, net	1,558	226
Income (loss) before income taxes	398	(2,449)
Income tax expense	—	(118)
Net income (loss)	$398	$(2,567)
Net income (loss) per common share:
Basic net income (loss) per common share	$0.01	$(0.10)
Diluted net income (loss) per common share	$0.01	$(0.10)
Weighted-average number of common shares outstanding:
Basic	27,510,000	24,597,000
Diluted	27,737,000	24,597,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$398	$(2,567)
Other comprehensive income loss:
Foreign currency translation adjustments	(193)	(231)
Comprehensive income (loss)	$205	$(2,798)

See notes to condensed consolidated financial statements.

Fuel Tech, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2020:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Loan Notes	Stock	Total
Balance at December 31, 2019	24,592	$254	$139,560	$(110,325)	$(1,778)	$76	$(1,612)	$26,175
Net loss	—	—	—	(2,567)	—	—	—	(2,567)
Foreign currency translation adjustments	—	—	—	—	(231)	—	—	(231)
Stock compensation expense	—	—	81	—	—	—	—	81
Common shares issued upon vesting of restricted stock units	55	—	—	—	—	—	—	—
Treasury shares withheld	(11)	—	—	—	—	—	(5)	(5)
Balance at March 31, 2020	24,636	$254	$139,641	$(112,892)	$(2,009)	$76	$(1,617)	$23,453

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2021:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Loan Notes	Stock	Total
Balance at December 31, 2020	25,229	$262	$140,138	$(114,603)	$(1,370)	$76	$(2,182)	$22,321
Net income	—	—	—	398	—	—	—	398
Foreign currency translation adjustments	—	—	—	—	(193)	—	—	(193)
Stock compensation expense	—	—	20	—	—	—	—	20
Common stock issued in connection with private placement, net	5,000	50	23,979	—	—	—	—	24,029
Common shares issued upon vesting of restricted stock units	50	—	—	—	—	—	—	—
Treasury shares withheld	(15)	—	—	—	—	—	(52)	(52)
Balance at March 31, 2021	30,264	$312	$164,137	$(114,205)	$(1,563)	$76	$(2,234)	$46,523

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities
Net income (loss)	$398	$(2,567)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	168	163
Amortization	34	43
Loss on disposal of equipment	2	—
Provision for doubtful accounts, net of recoveries	47	—
Stock-based compensation, net of forfeitures	20	81
Gain of forgiveness on Paycheck Protection Plan Loan	(1,556)	—
Changes in operating assets and liabilities:
Accounts receivable	1,831	795
Inventories	(59)	(104)
Prepaid expenses, other current assets and other non-current assets	422	99
Accounts payable	(874)	(313)
Accrued liabilities and other non-current liabilities	(658)	(102)
Net cash used in operating activities	(225)	(1,905)
Investing Activities
Purchases of equipment and patents	(4)	(14)
Net cash used in investing activities	(4)	(14)
Financing Activities
Proceeds from sale of common stock issued in connection with private placement	25,812	—
Costs related to sale of common stock issued in connection with private placement	(1,783)	—
Taxes paid on behalf of equity award participants	(52)	(5)
Net cash provided by (used in) financing activities	23,977	(5)
Effect of exchange rate fluctuations on cash	(223)	(441)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,525	(2,365)
Cash, cash equivalents, and restricted cash at beginning of period (Note 2)	12,606	13,501
Cash, cash equivalents and restricted cash at end of period (Note 2)	$36,131	$11,136

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

(in thousands, except share and per-share data)

1.     General

Organization

Fuel Tech, Inc. and subsidiaries ("Fuel Tech", the "Company", "we", "us" or "our") develops and provides proprietary technologies for air pollution control, process optimization, water treatment, and advanced engineering services. These technologies enable customers to operate in a cost-effective and environmentally sustainable manner.

The Company’s NOx reduction technologies reduce nitrogen oxide emissions from boilers, furnaces and other stationary combustion sources.  To reduce NOx emissions, our technologies utilize advanced combustion modification techniques and post-combustion NOx control approaches including non-catalytic, catalytic and combined systems.  The Company also provides solutions for the mitigation of particulate matter, including particulate control with electrostatic precipitator products and services, and using flue gas conditioning systems which modify the ash properties of particulate for improved collection efficiency. The Company’s FUEL CHEM® technology improves the efficiency, reliability, fuel flexibility, boiler heat rate, and environmental status of combustion units by controlling slagging, fouling, corrosion, and opacity. Water treatment technologies include DGI™ Dissolved Gas Infusion Systems which utilize a patented nozzle to deliver supersaturated oxygen solutions and other gas-water combinations to target process applications or environmental issues. This infusion process has a variety of applications in the water and wastewater industries, including remediation, aeration, biological treatment, and wastewater odor management.

Many of Fuel Tech’s products and services rely heavily on the Company’s exceptional Computational Fluid Dynamics modeling capabilities, which are enhanced by internally developed, high-end visualization software.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. The COVID-19 pandemic has affected the Company’s operations in the three months ended March 31, 2021, although the impact of the pandemic is difficult to quantify, and may continue to do so indefinitely thereafter. The Company has experienced, and may continue to experience, reductions in demand for certain of our products due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets.

Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales and marketing channels and supply chain, and as a result, the ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments. Such effects could exist for an extended period of time even after the pandemic might end.

Private Placement Offering

On February 11, 2021, Fuel Tech entered into a securities purchase agreement to issue and sell, in a private placement, 5,000,000 shares of Common Stock and 2,500,000 warrants exercisable for a total of 2,500,000 shares of Common Stock with an exercise price of $5.10 per Warrant Share, at a purchase price of $5.1625 per Share and associated warrant. The gross proceeds to the Company from the Private Placement were $25,812,500, before deducting placement agent fees and offering expenses of $1,783,000. Subject to certain ownership limitations, the Warrants are immediately exercisable upon issuance and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Warrant Shares for resale.  In addition, the Company issued to the placement agent Warrants to purchase up to 350,000 shares of Common Stock.  The Placement Agent Warrants are exercisable at an exercise price of $6.45 per share of Common Stock and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Shares and the Warrant Shares for resale.

2.     Summary of Significant Accounting Policies

Restricted cash

Restricted cash as of March 31, 2021 represents funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A. The balance of restricted cash totaling $420 is comprised of $150 in current assets relating to existing standby letters of credit with varying maturity dates and expire no later than March 31, 2022 and $270 in long-term assets will remain through the expiration dates of the underlying standby letter of credits (the latest maturity date is February 1, 2023) with BMO Harris Bank N.A. Refer to Note 10 Debt Financing for further information on the Cash Collateral Security agreement with BMO Harris Bank N.A.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	March 31,	March 31,
	2021	2020
Cash and cash equivalents	$35,711	$8,003
Restricted cash included in current assets	150	2,771
Restricted cash included in long-term assets	270	362
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$36,131	$11,136

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

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended
	March 31,
	2021	2020
Air Pollution Control
Technology solutions	$373	$729
Spare parts	180	199
Ancillary revenue	354	268
Total Air Pollution Control Technology revenues	907	1,196
FUEL CHEM
FUEL CHEM technology solutions	4,126	2,582
Total Revenues	$5,033	$3,778

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended
	March 31,
	2021	2020
United States	$4,463	$3,097
Foreign Revenues
Latin America	75	146
Europe	375	393
Asia	120	142
Total Foreign Revenues	570	681
Total Revenues	$5,033	$3,778

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended
	March 31,
	2021	2020
Products transferred at a point in time	$4,660	$3,049
Products and services transferred over time	373	729
Total Revenues	$5,033	$3,778

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At March 31, 2021 and December 31, 2020, contract assets were approximately $355 and $1,927, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $787 and $850, at March 31, 2021 and December 31, 2020, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the three month period ended March 31, 2021, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $108 for the three months ended March 31, 2021, and $248 for three months ended March 31, 2020, which represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts.

As of March 31, 2021, we had one construction contract in progress that was identified as a loss contract and a provision for losses of $50 was recorded in other accrued liabilities on the consolidated balance sheet. Refer to Footnote 14 for an accrual related to an equipment failure issue with a Customer that requires remedy under the warranty provision of the customer contract. As of December 31, 2020, we had one construction contract in progress that was identified as a loss contract and a provision for losses in the amount of $176 was recorded in other accrued liabilities on the consolidated balance sheet.

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $5,151. The Company expects to recognize revenue on approximately $3,000 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	March 31, 2021	December 31, 2020
Trade receivables	$4,231	$5,015
Unbilled receivables	1,196	2,348
Other short-term receivables	51	20
Allowance for doubtful accounts	(877)	(835)
Total accounts receivable	$4,601	$6,548

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its Air Pollution Control (“APC”) business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through March 31, 2021 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $16) in addition to collection efforts for the remaining accounts receivable.

The following table presents our revenues and net income which includes the Restructuring charge line item within the Condensed Statements of Operations for 2021 and 2020 in China as follows:

	Three Months Ended
	March 31,
	2021	2020
Total revenues	$11	$2
Net income	25	127

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The following table presents net assets in China as follows:

	As of
	March 31, 2021	December 31, 2020
Total assets	$2,242	$2,463
Total liabilities	288	396
Total net assets	$1,954	$2,067

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended
	March 31,
	2021	2020
Foreign currency translation
Balance at beginning of period	$(1,370)	$(1,778)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(193)	(231)
Total accumulated other comprehensive loss	$(1,563)	$(2,009)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 963,509 and 948,347 with a cost of $2,234 and $2,182 at March 31, 2021 and December 31, 2020, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive.  For the three months ended March 31, 2021, basic earnings per share has been adjusted to include dilutive options and RSU's.  For the three months ended March 31, 2020, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
Basic weighted-average shares	27,510,000	24,597,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested RSUs	227,000	—
Diluted weighted-average shares	27,737,000	24,597,000

8.     Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of March 31, 2021, Fuel Tech had 2,548,801 shares available for share-based awards under the 2014 Plan.

We did not record any excess tax benefits within income tax expense for the three months ended March 31, 2021. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three months ended March 31, 2021. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Consolidated Statements of Operations. The components of stock-based compensation for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020
Stock options and restricted stock units, net of forfeited	$20	$81
After-tax effect of stock-based compensation	$20	$81

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

Stock option activity for Fuel Tech’s Incentive Plans for the three months ended March 31, 2021 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2021	484,500	$3.57
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding on March 31, 2021	484,500	$3.57	3.46	$307,020
Exercisable on March 31, 2021	484,500	$3.57	3.46	$307,020

As of March 31, 2021, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

In addition to the time vested RSUs, the Company entered into a 2021 Executive Performance RSU Award Agreement (the “2021 Agreement”) with certain officers, including its President and Chief Executive Officer pursuant to which each 2021 Participating Executive will have the opportunity to earn a specified amount of restricted stock units (RSUs). The amount of RSUs awarded, if any, will be based on the Company’s achievement of varying levels of operating income before the impact of incentive pay (but including adjustments to reflect the payment of sales commissions) in fiscal 2021 (“Operating Income”), as determined by the Company, in its sole discretion. Nevertheless, no Participating Executive will be entitled to any such RSUs unless the Company achieves a minimum of $1 million in Operating Income in 2021. If awarded, such RSUs will vest in equal amounts (i.e., 1/3, 1/3 and 1/3) over three years commencing one year after the grant date based on continued service. Such RSUs are valued at the date of grant using the intrinsic value method based on the closing price of the Company’s common stock on the grant date. Currently there is no expense reflected in the financial statements for these awards as the achievement is not considered probable.

At March 31, 2021, there is $80 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 0.97 years.

A summary of restricted stock unit activity for the three months ended March 31, 2021 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2021	100,005	$4.08
Granted	—	—
Forfeited	—	—
Vested	(50,002)	1.50
Unvested restricted stock units at March 31, 2021	50,003	$6.65

The fair value of restricted stock that vested during the three month period ending March 31, 2021 was $75.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the three month periods ended March 31, 2021 and 2020, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

On February 11, 2021, Fuel Tech entered into a securities purchase agreement to issue and sell, in a private placement, 5,000,000 shares of Common Stock and 2,500,000 warrants exercisable for a total of 2,500,000 shares of Common Stock with an exercise price of $5.10 per Warrant Share, at a purchase price of $5.1625 per Share and associated warrant. The gross proceeds to the Company from the Private Placement were $25,812,500, before deducting placement agent fees and offering expenses of $1,783,000. Subject to certain ownership limitations, the Warrants are immediately exercisable upon issuance and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Warrant Shares for resale.  In addition, the Company issued to the placement agent Warrants to purchase up to 350,000 shares of Common Stock.  The Placement Agent Warrants are exercisable at an exercise price of $6.45 per share of Common Stock and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Shares and the Warrant Shares for resale.

Fuel Tech uses the Black-Scholes option pricing model to estimate the grant date fair value of the warrants. The principal variable assumptions utilized in valuing warrants and the methodology for estimating such model inputs are: (1) risk-free interest rate of 0.59%, an estimate based on the yield of zero–coupon treasury securities with a maturity equal to the expected life of the warrant; (2) expected volatility of 94.66% – an estimate based on the historical volatility of Fuel Tech’s Common Stock for a period equal to the expected life of the warrant; and (3) expected life of the warrant of five and one-half years based on the term of the warrant.

The calculated fair value allocated to the warrants is $7,336,881.  This amount has been recorded as Additional paid in capital - warrants and is shown net in the Additional paid in capital line of the condensed consolidated balance sheets.

The issuance of warrants to purchase shares of the Company's common stock are summarized as follows:

Shares
Outstanding on December 31, 2020	—
Granted	2,850,000
Exercised	—
Outstanding as of March 31, 2021	2,850,000

The following table summarizes information about warrants outstanding and exercisable at March 31, 2021:

Range of Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	5.44	$5.10
$6.45	350,000	5.44	$6.45
	2,850,000

10.     Debt Financing

On April 17, 2020, the Company received $1,556 in loan proceeds from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan is evidenced by a promissory note of the Company dated April 15, 2020 (the “Note”) in the principal amount of $1,556, issued to BMO Harris Bank N.A. (the “Bank”), the lender.

On January 8, 2021, the Company received full forgiveness from the SBA for the entire balance of loan proceeds used to fund its qualified payroll expenses. The Company accounts for the PPP Loan as debt in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470, Debt and accrues interest in accordance with the interest method under FASB ASC 835-30.  When the loan was forgiven, the Company reduced the non-current liability by the amount forgiven and recorded other income in the consolidated statement of operations.

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

Information about reporting segment net sales and gross margin from continuing operations are provided below:

	Air Pollution	FUEL CHEM
Three months ended March 31, 2021	Control Segment	Segment	Other	Total
Revenues from external customers	$907	$4,126	$—	$5,033
Cost of sales	(531)	(2,144)	—	(2,675)
Gross margin	376	1,982	—	2,358
Selling, general and administrative	—	—	(3,100)	(3,100)
Research and development	—	—	(415)	(415)
Operating income (loss) from continuing operations	$376	$1,982	$(3,515)	$(1,157)

	Air Pollution	FUEL CHEM
Three months ended March 31, 2020	Control Segment	Segment	Other	Total
Revenues from external customers	$1,196	$2,582	$—	$3,778
Cost of sales	(765)	(1,486)	—	(2,251)
Gross margin	431	1,096	—	1,527
Selling, general and administrative	—	—	(3,886)	(3,886)
Research and development	—	—	(324)	(324)
Operating income (loss) from continuing operations	$431	$1,096	$(4,210)	$(2,683)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended
	March 31,
	2021	2020
Revenues:
United States	$4,463	$3,097
Foreign	570	681
	$5,033	$3,778

	March 31,	December 31,
	2021	2020
Assets:
United States	$45,379	$24,524
Foreign	5,664	5,564
	$51,043	$30,088

12.     Leases

Leases

We have seven total operating leases which relate to both office space locations and certain office equipment. Our leases have remaining lease terms of 2 months to 4 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense for the three months ended March 31, 2021 and 2020, is as follows:

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$44	$56
Short-term lease cost	7	3
Total lease cost	$51	$59

The weighted average remaining lease term was 3.09 years as of March 31, 2021. The weighted average discount rate was 2.84% as of March 31, 2021.

Remaining maturities of our existing lease liabilities as of March 31, 2021 were as follows:

Year Ending December 31,	Operating Leases
2021 (excluding the three months ended March 31, 2021)	131
2022	122
2023	115
2024	26
Thereafter	7
Total lease payments	$401
Less imputed interest	(59)
Total	$342

The following is the balance sheet classification of our existing lease liabilities as of March 31, 2021:

	As of
	March 31, 2021	December 31, 2020
Operating lease liabilities - current	$148	$149
Operating lease liabilities - non-current	194	237
Total operating lease liabilities	$342	$386

Supplemental cash flow information related to leases, was as follows:

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$49	$59
Leased assets obtained in exchange for operating lease liabilities	40	52

13.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	March 31, 2021	December 31, 2020
Contract liabilities (Note 3)	$787	$850
Accrued remediation contingency (Note 14)	50	176
Other accrued liabilities	743	1,073
Total other accrued liabilities	$1,580	$2,099

14.     Commitments and Contingencies

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

During the third quarter of 2020, the Company was notified of an equipment component failure at a foreign customer location.  The failure is being remedied under the warranty provision of the contract that is in place with the customer and supplier.  As of March 31, 2021 and December 31, 2020, respectively, a charge of $50 and $176 was recorded in the other accrued liability line of the consolidated balance sheets.

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Consolidated Balance Sheets during the three months ended March 31, 2021 and 2020. The warranty liability balance was $159 at March 31, 2021 and December 31, 2020.

15.     Income Taxes

The Company’s effective tax rate is approximately 0% and 5% for the three-month periods ended March 31, 2021 and 2020, respectively.  The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three month period ended March 31, 2021 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three month periods ended March 31, 2021 and 2020.  Income generated in the three months ended March 31, 2021 attributed to the gain on forgiveness of the Paycheck Protection Plan loan is tax exempt.

Fuel Tech had no unrecognized tax benefits as of March 31, 2021 and December 31, 2020.

16.     Goodwill and Other Intangibles

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC segment.  At both March 31, 2021 and December 31, 2020, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.

Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the three months ended March 31, 2021 and 2020.

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

There were no indications of intangible asset impairments for the three month periods ended March 31, 2021 and 2020.

17.     Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

18     Liquidity

We continue to monitor our liquidity needs and in response to our continued losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future.

We have experienced continued declines in revenues and recurring losses historically. As a result, we have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control (APC) and Fuel Chem businesses. This evaluation included consideration of the following: a) customer and revenue trends in our APC and Fuel Chem business segments, b) current operating structure and expenditure levels, c) current availability of working capital, and d) support for our research and development initiatives. We continue to monitor our liquidity needs and have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three month periods ending March 31, 2021 and 2020 were $5,033 and $3,778, respectively, representing an increase of $1,255 or 33% for the quarter versus the same period last year.

The Air Pollution Control (APC) technology segment generated revenues of $907 and $1,196 for the three month periods ending March 31, 2021, and 2020 respectively, representing a decrease on the quarter of $289 or 24%. The variance in APC revenue was principally related to timing of project execution on existing projects and the lack of new orders announced during 2020 and continuing through the first three months of 2021.

Consolidated APC backlog at March 31, 2021 was $5,151 versus backlog at December 31, 2020 of $5,268. Our current backlog consists of U.S. domestic projects totaling $4,747 and international projects totaling $404.

The FUEL CHEM® technology segment generated revenues of $4,126 for the three months ended March 31, 2021, representing an increase of $1,544 or 60% for the quarter from the prior year amounts of $2,582. The increase in FUEL CHEM revenue for the three months ended March 31, 2021 as compared to the same period of the prior year was due to demand from power generation and recovery from the initial emergence of the COVID-19 pandemic which impacted the results in the prior year period.

Consolidated gross margin percentage for the three month periods ended March 31, 2021 and 2020 was 47% and 40%, respectively. Gross margin increased versus the comparable period due to the concentration of product mix that is heavily FUEL CHEM weighted.  FUEL CHEM margins increased to 48% from 43% in the current quarter due to the product mix.  Gross margins for the three months ended March 31, 2021 and 2020 for the APC segment were 41% and 36%, respectively.  The increase in APC gross margin in the three months ended March 31, 2021 from the same period in 2020 is primarily due to the higher product mix of ancillary products and services.

Selling, general and administrative expenses (SG&A) were $3,100 and $3,886, respectively for the three month periods ended March 31, 2021 and 2020. For the three month periods ended March 31, 2021 the decrease of $786 is primarily the result of a reduction in administrative costs related to employee compensation of $495, a reduction in administrative costs relating to foreign subsidiaries of $44 (largely driven by the suspension of the APC business operation in China), a reduction in administrative costs related to employees of $149, and professional and consulting services of $71 and space rental of $20.  For the three month periods ending March 31, 2021 and 2020, SG&A as a percentage of revenues decreased to 62% from 103%.  The decrease versus the comparable period is primarily due to the increase in overall revenues in the current year.

Research and development expenses for the three-month periods ended March 31, 2021 and 2020 were $415 and $324, respectively. The expenditures in our research and development expenses were focused on new product development efforts on new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This technology has not yet met the criteria to be a separate operating segment under ASC 280 Segment Reporting. This infusion process has a variety of applications in the water and waste water industries, including remediation, treatment, biological activity and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Other income of $1,566 in three month period ending March 31, 2021 is due to the recording of the gain on forgiveness of the Paycheck Protection Plan loan received on January 8, 2021.

Income tax expense for the three month periods ended March 31, 2021 and 2020 was $0 and $118, respectively. The Company is projecting a consolidated effective tax rate of approximately 0% for 2021 which is lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three months ended March 31, 2021 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

Liquidity and Sources of Capital

We have generated income from continuing operations during the three month period ended March 31, 2021 totaling $398. Our cash used in continuing operations for this same period totaled $225.

Our cash balance as of March 31, 2021 totaled $36,131 (including restricted cash of $420), and our working capital totaled $38,496. We have no outstanding debt other than our outstanding letters of credit, under our current credit agreement which does not have any financial covenants as we are currently in a Cash Collateral Security agreement with our lender.

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

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At March 31, 2021, the Company had outstanding standby letters of credit totaling approximately $401 under the BMO Harris agreement. As of March 31, 2021, the Company held $420 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

On April 15, 2020, the Company received $1,556 in loan proceeds from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). On January 8, 2021 the Company received full forgiveness from the SBA for the entire balance of loan proceeds used to fund its qualified payroll expenses. When the loan was forgiven, the Company reduced the non-current liability by the amount forgiven and recorded other income in the consolidated statement of operations.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 14. There was no change in the warranty liability balance during the three months ended March 31, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2020 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Fuel Tech’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts nor into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Fuel Tech is also exposed to changes in interest rates primarily due to its debt facility (refer to Note 10 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the upcoming year ended December 31, 2021.

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

Item 1A.          Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2020 have not materially changed.

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

Date: 05/12/2021	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: 05/12/2021	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Acting Treasurer and Controller
(Principal Financial Officer)