Form 10-Q
period 2021-06-30
FUEL TECH, INC.
filed 2021-08-10
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2021

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

On July 31, 2021 there were outstanding 30,263,791 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the six-month period ended June 30, 2021

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$36,194	$10,640
Restricted cash	98	1,595
Accounts receivable, net	3,403	6,548
Inventories, net	194	97
Prepaid expenses and other current assets	1,555	2,193
Total current assets	41,444	21,073
Property and equipment, net of accumulated depreciation of $18,459 and $26,889, respectively	5,087	5,220
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $828 and $757, respectively	516	553
Restricted cash	270	371
Right-of-use operating lease assets	311	394
Other assets	317	361
Total assets	$50,061	$30,088
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,400	$2,353
Accrued liabilities:
Operating lease liabilities - current	132	149
Employee compensation	681	930
Other accrued liabilities	1,339	2,099
Total current liabilities	3,552	5,531
Operating lease liabilities - non-current	171	237
Long-term borrowings	—	1,556
Deferred income taxes, net	134	134
Other liabilities	306	309
Total liabilities	4,163	7,767
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,227,300 and 25,639,702 shares issued, and 30,263,791 and 25,228,951 shares outstanding, respectively	312	262
Additional paid-in capital	164,157	140,138
Accumulated deficit	(114,983)	(114,603)
Accumulated other comprehensive loss	(1,430)	(1,370)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,234)	(2,182)
Total stockholders’ equity	45,898	22,321
Total liabilities and stockholders’ equity	$50,061	$30,088

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$5,218	$4,401	$10,251	$8,179
Costs and expenses:
Cost of sales	2,635	3,799	5,310	6,050
Selling, general and administrative	2,957	2,755	6,057	6,641
Research and development	315	271	730	595
	5,907	6,825	12,097	13,286
Operating loss	(689)	(2,424)	(1,846)	(5,107)
Interest expense	(5)	(3)	(9)	(6)
Interest income	2	2	3	13
Other (expense) income, net	(76)	(88)	1,482	138
Loss before income taxes	(768)	(2,513)	(370)	(4,962)
Income tax expense	(10)	(31)	(10)	(149)
Net loss	$(778)	$(2,544)	$(380)	$(5,111)
Net loss per common share:
Basic net loss per common share	$(0.03)	$(0.10)	$(0.01)	$(0.21)
Diluted net loss per common share	$(0.03)	$(0.10)	$(0.01)	$(0.21)
Weighted-average number of common shares outstanding:
Basic	30,264,000	24,668,000	28,895,000	24,633,000
Diluted	30,264,000	24,668,000	28,895,000	24,633,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(778)	$(2,544)	$(380)	$(5,111)
Other comprehensive income (loss):
Foreign currency translation adjustments	133	152	(60)	(79)
Comprehensive loss	$(645)	$(2,392)	$(440)	$(5,190)

See notes to condensed consolidated financial statements.

Fuel Tech, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and six months ended June 30, 2020:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2019	24,592	$254	$139,560	$(110,325)	$(1,778)	$76	$(1,612)	$26,175
Net loss	—	—	—	(2,567)	—	—	—	(2,567)
Foreign currency translation adjustments	—	—	—	—	(231)	—	—	(231)
Stock compensation expense	—	—	81	—	—	—	—	81
Common shares issued upon vesting of restricted stock units	55	—	—	—	—	—	—	—
Treasury shares withheld	(11)	—	—	—	—	—	(5)	(5)
Balance at March 31, 2020	24,636	$254	$139,641	$(112,892)	$(2,009)	$76	$(1,617)	$23,453
Net loss	—	—	—	(2,544)	—	—	—	(2,544)
Foreign currency translation adjustments	—	—	—	—	152	—	—	152
Stock compensation expense	—	—	69	—	—	—	—	69
Common shares issued upon vesting of restricted stock units	66	1	—	—	—	—	(1)	—
Treasury shares withheld	(1)	—	—	—	—	—	—	—
Balance at June 30, 2020	24,701	$255	$139,710	$(115,436)	$(1,857)	$76	$(1,618)	$21,130

The following summarizes the changes in total stockholders' equity for the three and six months ended June 30, 2021:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2020	25,229	$262	$140,138	$(114,603)	$(1,370)	$76	$(2,182)	$22,321
Net income	—	—	—	398	—	—	—	398
Foreign currency translation adjustments	—	—	—	—	(193)	—	—	(193)
Stock compensation expense	—	—	20	—	—	—	—	20
Common stock issued in connection with private placement, net	5,000	50	23,979	—	—	—	—	24,029
Common shares issued upon vesting of restricted stock units	50	—	—	—	—	—	—	—
Treasury shares withheld	(15)	—	—	—	—	—	(52)	(52)
Balance at March 31, 2021	30,264	$312	$164,137	$(114,205)	$(1,563)	$76	$(2,234)	$46,523
Net loss	—	—	—	(778)	—	—	—	(778)
Foreign currency translation adjustments	—	—	—	—	133	—	—	133
Stock compensation expense	—	—	20	—	—	—	—	20
Balance at June 30, 2021	30,264	$312	$164,157	$(114,983)	$(1,430)	$76	$(2,234)	$45,898

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities
Net loss	$(380)	$(5,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	319	329
Amortization	71	85
Loss on disposal of equipment	13	—
Provision for doubtful accounts, net of recoveries	23	(1,082)
Stock-based compensation, net of forfeitures	40	150
Gain on forgiveness of Paycheck Protection Plan Loan	(1,556)	—
Changes in operating assets and liabilities:
Accounts receivable	3,079	1,863
Inventories	(97)	(78)
Prepaid expenses, other current assets and other non-current assets	681	424
Accounts payable	(943)	(531)
Accrued liabilities and other non-current liabilities	(1,021)	537
Net cash provided by (used in) operating activities	229	(3,414)
Investing Activities
Purchases of equipment and patents	(237)	(122)
Net cash used in investing activities	(237)	(122)
Financing Activities
Proceeds from borrowings	—	1,556
Proceeds from sale of common stock issued in connection with private placement	25,812	—
Costs related to sale of common stock issued in connection with private placement	(1,783)	—
Taxes paid on behalf of equity award participants	(52)	(6)
Net cash provided by financing activities	23,977	1,550
Effect of exchange rate fluctuations on cash	(13)	(258)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,956	(2,244)
Cash, cash equivalents, and restricted cash at beginning of period (Note 2)	12,606	13,501
Cash, cash equivalents and restricted cash at end of period (Note 2)	$36,562	$11,257

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Many of Fuel Tech’s products and services rely heavily on the Company’s Computational Fluid Dynamics modeling capabilities, which are enhanced by internally developed, high-end visualization software.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2020 as filed with the Securities and Exchange Commission.

COVID-19 Pandemic

The effects of the coronavirus (COVID-19) global pandemic has presented significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. Although the impact of the pandemic is difficult to quantify, the Company has experienced, and may continue to experience, reductions in demand for certain of our products due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets.

Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales and marketing channels and supply chain, and as a result, the ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments. Such effects could exist for an extended period of time even after the pandemic might end.

Private Placement Offering

On February 11, 2021, Fuel Tech entered into a securities purchase agreement to issue and sell, in a private placement, 5,000,000 shares of Common Stock and 2,500,000 warrants exercisable for a total of 2,500,000 shares of Common Stock with an exercise price of $5.10 per Warrant Share, at a purchase price of $5.1625 per Share and associated warrant. The gross proceeds to the Company from the Private Placement were $25,812, before deducting placement agent fees and offering expenses of $1,783. Subject to certain ownership limitations, the Warrants are immediately exercisable upon issuance and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Warrant Shares for resale.  In addition, the Company issued to the placement agent Warrants to purchase up to 350,000 shares of Common Stock.  The Placement Agent Warrants are exercisable at an exercise price of $6.45 per share of Common Stock and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Shares and the Warrant Shares for resale.

2.     Summary of Significant Accounting Policies

Restricted cash

Restricted cash as of June 30, 2021 represents funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A. The balance of restricted cash totaling $368 is comprised of $98 in current assets relating to existing standby letters of credit with varying maturity dates and expire no later than June 30, 2022 and $270 in long-term assets will remain through the expiration dates of the underlying standby letter of credits (the latest maturity date is February 1, 2023) with BMO Harris Bank N.A. Refer to Note 10 Debt Financing for further information on the Cash Collateral Security agreement with BMO Harris Bank N.A.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	June 30,
	2021	2020
Cash and cash equivalents	$36,194	$8,254
Restricted cash included in current assets	98	2,639
Restricted cash included in long-term assets	270	364
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$36,562	$11,257

Leases

The Company applies the provisions of Accounting Standards Codification ("ASC") 842, Leases.  The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Operating ROU assets also include the impact of any lease incentives. Operating leases are included in right-of-use ("ROU") operating lease assets, operating lease liabilities - current, and operating lease liabilities - non-current on our Condensed Consolidated Balance Sheets.

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

We have lease agreements with lease and non-lease components, and we elected the practical expedient to not separate lease and non-lease components for the majority of our leases. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. We also elected the practical expedient to keep leases with an initial term of 12 months or less off of the Condensed Consolidated Balance Sheet.

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

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Air Pollution Control
Technology solutions	$223	$1,469	$596	$2,198
Spare parts	236	214	416	413
Ancillary revenue	527	254	881	522
Total Air Pollution Control Technology revenues	986	1,937	1,893	3,133
FUEL CHEM
FUEL CHEM technology solutions	4,232	2,464	8,358	5,046
Total Revenues	$5,218	$4,401	$10,251	$8,179

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$4,588	$3,310	$9,051	$6,407
Foreign Revenues
Latin America	142	59	217	205
Europe	301	197	676	590
Asia	187	835	307	977
Total Foreign Revenues	630	1,091	1,200	1,772
Total Revenues	$5,218	$4,401	$10,251	$8,179

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Products transferred at a point in time	$4,995	$2,932	$9,655	$5,981
Products and services transferred over time	223	1,469	596	2,198
Total Revenues	$5,218	$4,401	$10,251	$8,179

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For the FUEL CHEM technology segment, deliveries made in the current period but billed in subsequent periods are also considered unbilled receivables (contract assets).  These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.  At June 30, 2021 and December 31, 2020, contract assets for APC technology projects were approximately $406 and $2,080, respectively, and $0 and $269, respectively, for the FUEL CHEM technology segment, and are included in accounts receivable on the condensed consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $694 and $850, at June 30, 2021 and December 31, 2020, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the six month period ended June 30, 2021, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $49 and $157 for the three and six months ended June 30, 2021, and $210 and $458 for three and six months ended June 30, 2020, which represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts.

As of June 30, 2021, we had one construction contract in progress that was identified as a loss contract and a provision for losses of $11 was recorded in other accrued liabilities on the condensed consolidated balance sheet. Refer to Footnote 14 for an accrual related to an equipment failure issue with a Customer that requires remedy under the warranty provision of the customer contract. As of December 31, 2020, we had one construction contract in progress that was identified as a loss contract and a provision for losses in the amount of $176 was recorded in other accrued liabilities on the consolidated balance sheet.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,943. The Company expects to recognize revenue on approximately $2,825 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	June 30, 2021	December 31, 2020
Trade receivables	$3,700	$5,015
Unbilled receivables	406	2,348
Other short-term receivables	162	20
Allowance for doubtful accounts	(865)	(835)
Total accounts receivable	$3,403	$6,548

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its Air Pollution Control (“APC”) business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through June 30, 2021 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $12) in addition to collection efforts for the remaining accounts receivable.

The following table presents our revenues and net income (loss) which includes the Restructuring charge line item within the Condensed Statements of Operations for 2021 and 2020 in China as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total revenues	$4	$3	$15	$5
Net income (loss)	(63)	(85)	(38)	42

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The following table presents net assets in China as follows:

	As of
	June 30, 2021	December 31, 2020
Total assets	$1,428	$2,463
Total liabilities	292	396
Total net assets	$1,136	$2,067

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Foreign currency translation
Balance at beginning of period	$(1,563)	$(2,009)	$(1,370)	$(1,778)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	133	152	(60)	(79)
Total accumulated other comprehensive loss	$(1,430)	$(1,857)	$(1,430)	$(1,857)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 963,509 and 948,347 with a cost of $2,234 and $2,182 at June 30, 2021 and December 31, 2020, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options are excluded from diluted earnings per share because they are anti-dilutive.  For the three and six months ended June 30, 2021 and   June 30, 2020, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic weighted-average shares	30,264,000	24,668,000	28,895,000	24,633,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	—	—	—	—
Diluted weighted-average shares	30,264,000	24,668,000	28,895,000	24,633,000

Fuel Tech had 160,000 and 553,000 weighted average equity awards outstanding at June 30, 2021 and 2020, respectively that were not dilutive for the purposes of inclusion in the calculation of diluted earnings per share but could potentially become dilutive in future periods.

8.     Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of June 30, 2021, Fuel Tech had 2,603,801 shares available for share-based awards under the 2014 Plan.

We did not record any excess tax benefits within income tax expense for the three and six months ended June 30, 2021. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and six months ended June 30, 2021. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options and restricted stock units, net of forfeited	$20	$69	$40	$150
After-tax effect of stock-based compensation	$20	$69	$40	$150

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

Stock option activity for Fuel Tech’s Incentive Plans for the six months ended June 30, 2021 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2021	484,500	$3.57
Granted	—	—
Exercised	—	—
Expired or forfeited	(50,000)	8.16
Outstanding on June 30, 2021	434,500	$3.05	3.59	$142,670
Exercisable on June 30, 2021	434,500	$3.05	3.59	$142,670

As of June 30, 2021, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

At  June 30, 2021, there is $59 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 0.72 years.

A summary of restricted stock unit activity for the six months ended June 30, 2021 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2021	100,005	$4.08
Granted	—	—
Forfeited	(5,000)	0.97
Vested	(50,002)	1.50
Unvested restricted stock units at June 30, 2021	45,003	$7.29

The fair value of restricted stock that vested during the six month period ending June 30, 2021 was $75.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the six month periods ended June 30, 2021 and 2020, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

On February 11, 2021, Fuel Tech entered into a securities purchase agreement to issue and sell, in a private placement, 5,000,000 shares of Common Stock and 2,500,000 warrants exercisable for a total of 2,500,000 shares of Common Stock with an exercise price of $5.10 per Warrant Share, at a purchase price of $5.1625 per Share and associated warrant. The gross proceeds to the Company from the Private Placement were $25,812, before deducting placement agent fees and offering expenses of $1,783. Subject to certain ownership limitations, the Warrants are immediately exercisable upon issuance and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Warrant Shares for resale.  In addition, the Company issued to the placement agent Warrants to purchase up to 350,000 shares of Common Stock.  The Placement Agent Warrants are exercisable at an exercise price of $6.45 per share of Common Stock and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Shares and the Warrant Shares for resale.

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

The calculated fair value allocated to the warrants is $7,337.  This amount has been recorded as Additional paid in capital - warrants and is shown net in the Additional paid in capital line of the condensed consolidated balance sheets.

The issuance of warrants to purchase shares of the Company's common stock are summarized as follows:

Shares
Outstanding on December 31, 2020	—
Granted	2,850,000
Exercised	—
Outstanding as of June 30, 2021	2,850,000

The following table summarizes information about warrants outstanding and exercisable at June 30, 2021:

Range of Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	5.12	$5.10
$6.45	350,000	5.12	$6.45
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

On January 8, 2021, the Company received full forgiveness from the SBA for the entire balance of loan proceeds used to fund its qualified payroll expenses. The Company accounts for the PPP Loan as debt in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470, Debt and accrues interest in accordance with the interest method under FASB ASC 835-30.  When the loan was forgiven, the Company reduced the non-current liability by the amount forgiven and recorded other income in the Condensed Consolidated Statement of Operations.

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

Information about reporting segment net sales and gross margin from operations are provided below:

	Air Pollution	FUEL CHEM
Three months ended June 30, 2021	Control Segment	Segment	Other	Total
Revenues from external customers	$986	$4,232	$—	$5,218
Cost of sales	(507)	(2,128)	—	(2,635)
Gross margin	479	2,104	—	2,583
Selling, general and administrative	—	—	(2,957)	(2,957)
Research and development	—	—	(315)	(315)
Operating income (loss) from operations	$479	$2,104	$(3,272)	$(689)

	Air Pollution	FUEL CHEM
Three months ended June 30, 2020	Control Segment	Segment	Other	Total
Revenues from external customers	$1,937	$2,464	$—	$4,401
Cost of sales	(2,320)	(1,479)	—	(3,799)
Gross margin	(383)	985	—	602
Selling, general and administrative	—	—	(2,755)	(2,755)
Research and development	—	—	(271)	(271)
Operating (loss) income from operations	$(383)	$985	$(3,026)	$(2,424)

	Air Pollution	FUEL CHEM
Six months ended June 30, 2021	Control Segment	Segment	Other	Total
Revenues from external customers	$1,893	$8,358	$—	$10,251
Cost of sales	(1,038)	(4,272)	—	(5,310)
Gross margin	855	4,086	—	4,941
Selling, general and administrative	—	—	(6,057)	(6,057)
Research and development	—	—	(730)	(730)
Operating income (loss) from operations	$855	$4,086	$(6,787)	$(1,846)

	Air Pollution	FUEL CHEM
Six months ended June 30, 2020	Control Segment	Segment	Other	Total
Revenues from external customers	$3,133	$5,046	$—	$8,179
Cost of sales	(3,086)	(2,964)	—	(6,050)
Gross margin	47	2,082	—	2,129
Selling, general and administrative	—	—	(6,641)	(6,641)
Research and development	—	—	(595)	(595)
Operating income (loss) from operations	$47	$2,082	$(7,236)	$(5,107)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
United States	$4,588	$3,310	$9,051	$6,407
Foreign	630	1,091	1,200	1,772
	$5,218	$4,401	$10,251	$8,179

	June 30,	December 31,
	2021	2020
Assets:
United States	$46,186	$24,524
Foreign	3,875	5,564
	$50,061	$30,088

12.     Leases

Leases

We have seven total operating leases which relate to both office space locations and certain office equipment. Our leases have remaining lease terms of 4 months to 4 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense for the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$45	$47	$89	$103
Short-term lease cost	4	4	11	7
Total lease cost	$49	$51	$100	$110

The weighted average remaining lease term was 2.67 years as of June 30, 2021. The weighted average discount rate was 4.63% as of June 30, 2021.

Remaining maturities of our existing lease liabilities as of June 30, 2021 were as follows:

Year Ending December 31,	Operating Leases
2021 (excluding the six months ended June 30, 2021)	87
2022	122
2023	115
2024	29
2025	7
Total lease payments	$360
Less imputed interest	(57)
Total	$303

The following is the balance sheet classification of our existing lease liabilities as of June 30, 2021:

	As of
	June 30, 2021	December 31, 2020
Operating lease liabilities - current	$132	$149
Operating lease liabilities - non-current	171	237
Total operating lease liabilities	$303	$386

Supplemental cash flow information related to leases, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$49	$51	$98	$110
Leased assets obtained in exchange for operating lease liabilities	40	44	80	96

13.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	June 30, 2021	December 31, 2020
Contract liabilities (Note 3)	$694	$850
Accrued remediation contingency (Note 14)	11	176
Other accrued liabilities	634	1,073
Total other accrued liabilities	$1,339	$2,099

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

During the third quarter of 2020, the Company was notified of an equipment component failure at a foreign customer location.  The failure is being remedied under the warranty provision of the contract that is in place with the customer and supplier.  As of June 30, 2021 and December 31, 2020, respectively, a charge of $11 and $176 was recorded in the other accrued liabilities line of the condensed consolidated balance sheets.

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the six months ended June 30, 2021 and 2020. The warranty liability balance was $159 at June 30, 2021 and December 31, 2020.

15.     Income Taxes

The Company’s effective tax rate is approximately 2.6% and 3% for the six-month periods ended June 30, 2021 and 2020, respectively.  The Company's effective tax rate differs from the statutory federal tax rate of 21% for the six month period ended June 30, 2021 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the six month periods ended June 30, 2021 and 2020.  Income generated in the six months ended June 30, 2021 attributed to the gain on forgiveness of the Paycheck Protection Plan loan is tax exempt.

Fuel Tech had no unrecognized tax benefits as of June 30, 2021 and December 31, 2020.

16.     Goodwill and Other Intangibles

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC segment.  At both June 30, 2021 and December 31, 2020, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.

Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the six months ended June 30, 2021 and 2020.

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

There were no indications of intangible asset impairments for the six month periods ended June 30, 2021 and 2020.

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

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and six month periods ending June 30, 2021 and 2020 were $5,218 and $4,401, $10,251 and $8,179, respectively, representing an increase of $817 or 19% and $2,072 or 25% versus the same period last year.

The Air Pollution Control (APC) technology segment generated revenues of $986 and $1,893 for the three and six month periods ending June 30, 2021, representing a decrease of $951 or 49% and $1,240 or 40% from the prior year amount of $1,937 and $3,133. The decrease in APC revenue was principally related to timing of project execution and the decline in backlog resulting from lower new APC orders announced during 2020 and continuing through the first six months of 2021.

Consolidated APC backlog at June 30, 2021 was $4,943 versus backlog at December 31, 2020 of $5,268. Our current backlog consists of U.S. domestic projects totaling $4,558 and international projects totaling $385.

The FUEL CHEM® technology segment generated revenues of $4,232 and $8,358 for the three and six months ended June 30, 2021, representing an increase of $1,768 or 72% and $3,312 or 66% from the prior year amounts of $2,464 and $5,046. The increase in FUEL CHEM revenue for the three months ended June 30, 2021 as compared to the same period of the prior year was due to revenue from new accounts, increased demand for power generation, and recovery from extended unscheduled outages and significantly reduced operations impacted by the COVID-19 pandemic in 2020.

Consolidated gross margin percentage for the three and six month periods ended June 30, 2021 and 2020 was 50% and 48%, and 14% and 26% respectively. Gross margin increased versus the comparable period due to the concentration of product mix that is heavily FUEL CHEM weighted.  FUEL CHEM margins increased to 50% from 40% in the current quarter due to the increase in revenue volume.  Gross margins for the three and six months ended June 30, 2021 and 2020 for the APC segment were 49% and 45%, and (20%) and 2% respectively.  The increase in APC gross margin in the three and six months ended June 30, 2021 from the same period in 2020 is primarily due to the higher product mix of ancillary products and services and due to the non recurrence of $1,150 of charges incurred to remedy a non-conformance issues with a U.S. customer under a warranty provision of the contract that was recorded in 2020.

Selling, general and administrative expenses (SG&A) were $2,957 and $6,057, and $2,755 and $6,641, respectively for the three and six month periods ended June 30, 2021 and 2020. For the three and six month period ended June 30, 2021 the increase of $202 is primarily the result of an increase in employee related costs of $335 and an increase in certain administrative overhead expenses of $40 offset by a reversal of a $499 charge to the allowance for doubtful accounts recorded in second quarter of 2020.   For the six month periods ending June 30, 2021 and 2020, SG&A as a percentage of revenues decreased to 59% from 81%.  The decrease versus the comparable period is primarily due to the increase in overall revenues in the current year.

Research and development expenses for the three and six-month periods ended June 30, 2021 were $315 and $730, and for the same periods in 2020 was $271 and $595 respectively. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and waste water industries, including remediation, treatment, biological activity and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Income tax expense for the three and six month periods ended June 30, 2021 and 2020 was $10 and $10, and $31 and $149 respectively. The Company is projecting a consolidated effective tax rate of approximately 3% for 2021 which is lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three and six months ended June 30, 2021 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

Liquidity and Sources of Capital

We have sustained losses from operations during the six month period ended June 30, 2021 totaling $1,846. Our cash provided by operations for this same period totaled $229.

Our cash balance as of June 30, 2021 totaled $36,562 (including restricted cash of $368), and our working capital totaled $37,892. We have no outstanding debt other than our outstanding letters of credit, under our current credit agreement which does not have any financial covenants as we are currently in a Cash Collateral Security agreement with our lender.

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

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At June 30, 2021, the Company had outstanding standby letters of credit totaling approximately $351 under the BMO Harris agreement. As of June 30, 2021, the Company held $368 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

On April 15, 2020, the Company received $1,556 in loan proceeds from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). On January 8, 2021 the Company received full forgiveness from the SBA for the entire balance of loan proceeds used to fund its qualified payroll expenses. When the loan was forgiven, the Company reduced the non-current liability by the amount forgiven and recorded other income in the condensed consolidated statement of operations.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 14. There was no change in the warranty liability balance during the six months ended June 30, 2021.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.          Exhibits

a.	Exhibits (all filed herewith)
	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	31.2	Certification of principal financial officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	32	Certification of CEO and principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	101.1	Inline INSXBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.
	101.2	Inline SCHXBRL Taxonomy Extension Schema Document
	101.3	Inline CALXBRL Taxonomy Extension Calculation Linkbase Document
	101.4	Inline DEFXBRL Taxonomy Extension Definition Linkbase Document
	101.5	Inline LABXBRL Taxonomy Extension Label Linkbase Document
	101.6	Inline PREXBRL Taxonomy Extension Prevention Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

FUEL TECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2021	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Acting Treasurer and Controller
(Principal Financial Officer)