Form 10-Q
period 2021-09-30
FUEL TECH, INC.
filed 2021-11-09
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On October 31, 2021 there were outstanding 30,263,791 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the nine-month period ended September 30, 2021

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$35,161	$10,640
Restricted cash	891	1,595
Accounts receivable, net	5,062	6,548
Inventories, net	128	97
Prepaid expenses and other current assets	1,064	2,193
Total current assets	42,306	21,073
Property and equipment, net of accumulated depreciation of $18,582 and $26,889, respectively	5,293	5,220
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $871 and $757, respectively	475	553
Restricted cash	270	371
Right-of-use operating lease assets	283	394
Other assets	296	361
Total assets	$51,039	$30,088
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,354	$2,353
Accrued liabilities:
Operating lease liabilities - current	128	149
Employee compensation	701	930
Other accrued liabilities	1,829	2,099
Total current liabilities	4,012	5,531
Operating lease liabilities - non-current	147	237
Long-term borrowings	—	1,556
Deferred income taxes, net	134	134
Other liabilities	302	309
Total liabilities	4,595	7,767
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,227,300 and 25,639,702 shares issued, and 30,263,791 and 25,228,951 shares outstanding, respectively	312	262
Additional paid-in capital	164,178	140,138
Accumulated deficit	(114,305)	(114,603)
Accumulated other comprehensive loss	(1,583)	(1,370)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,234)	(2,182)
Total stockholders’ equity	46,444	22,321
Total liabilities and stockholders’ equity	$51,039	$30,088

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$7,559	$8,155	$17,810	$16,334
Costs and expenses:
Cost of sales	3,840	2,249	9,150	8,299
Selling, general and administrative	2,801	3,184	8,858	9,825
Research and development	340	285	1,070	880
	6,981	5,718	19,078	19,004
Operating income (loss)	578	2,437	(1,268)	(2,670)
Interest expense	(5)	(9)	(14)	(15)
Interest income	1	3	4	16
Other income (expense),net	104	(55)	1,586	83
Income (loss) before income taxes	678	2,376	308	(2,586)
Income tax expense	—	—	(10)	(149)
Net income (loss)	$678	$2,376	$298	$(2,735)
Net income (loss) per common share:
Basic net income (loss) per common share	$0.02	$0.10	$0.01	$(0.11)
Diluted net income (loss) per common share	$0.02	$0.09	$0.01	$(0.11)
Weighted-average number of common shares outstanding:
Basic	30,264,000	24,701,000	29,356,000	24,656,000
Diluted	30,335,000	25,120,000	29,482,000	24,656,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$678	$2,376	$298	$(2,735)
Other comprehensive income (loss):
Foreign currency translation adjustments	(153)	268	(213)	189
Comprehensive income (loss)	$525	$2,644	$85	$(2,546)

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2020:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2019	24,592	$254	$139,560	$(110,325)	$(1,778)	$76	$(1,612)	$26,175
Net loss	—	—	—	(2,567)	—	—	—	(2,567)
Foreign currency translation adjustments	—	—	—	—	(231)	—	—	(231)
Stock compensation expense	—	—	81	—	—	—	—	81
Common shares issued upon vesting of restricted stock units	55	—	—	—	—	—	—	—
Treasury shares withheld	(11)	—	—	—	—	—	(5)	(5)
Balance at March 31, 2020	24,636	$254	$139,641	$(112,892)	$(2,009)	$76	$(1,617)	$23,453
Net loss	—	—	—	(2,544)	—	—	—	(2,544)
Foreign currency translation adjustments	—	—	—	—	152	—	—	152
Stock compensation expense	—	—	69	—	—	—	—	69
Common shares issued upon vesting of restricted stock units	66	1	—	—	—	—	(1)	—
Treasury shares withheld	(1)	—	—	—	—	—	—	—
Balance at June 30, 2020	24,701	$255	$139,710	$(115,436)	$(1,857)	$76	$(1,618)	$21,130
Net loss	—	—	—	2,376	—	—	—	2,376
Foreign currency translation adjustments	—	—	—	—	268	—	—	268
Stock compensation expense	—	—	57	—	—	—	—	57
Balance at September 30, 2020	24,701	$255	$139,767	$(113,060)	$(1,589)	$76	$(1,618)	$23,831

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2021:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2020	25,229	$262	$140,138	$(114,603)	$(1,370)	$76	$(2,182)	$22,321
Net income	—	—	—	398	—	—	—	398
Foreign currency translation adjustments	—	—	—	—	(193)	—	—	(193)
Stock compensation expense	—	—	20	—	—	—	—	20
Common stock issued in connection with private placement, net	5,000	50	23,979	—	—	—	—	24,029
Common shares issued upon vesting of restricted stock units	50	—	—	—	—	—	—	—
Treasury shares withheld	(15)	—	—	—	—	—	(52)	(52)
Balance at March 31, 2021	30,264	$312	$164,137	$(114,205)	$(1,563)	$76	$(2,234)	$46,523
Net loss	—	—	—	(778)	—	—	—	(778)
Foreign currency translation adjustments	—	—	—	—	133	—	—	133
Stock compensation expense	—	—	20	—	—	—	—	20
Balance at June 30, 2021	30,264	$312	$164,157	$(114,983)	$(1,430)	$76	$(2,234)	$45,898
Net income	—	—	—	678	—	—	—	678
Foreign currency translation adjustments	—	—	—	—	(153)	—	—	(153)
Stock compensation expense	—	—	21	—	—	—	—	21
Balance at September 30, 2021	30,264	$312	$164,178	$(114,305)	$(1,583)	$76	$(2,234)	$46,444

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities
Net income (loss)	$298	$(2,735)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	457	495
Amortization	114	139
Loss (gain) on sale of equipment	13	(3)
Provision for doubtful accounts, net of recoveries	(2)	(1,144)
Stock-based compensation, net of forfeitures	61	208
Gain of forgiveness on Paycheck Protection Plan Loan	(1,556)	—
Changes in operating assets and liabilities:
Accounts receivable	1,405	(863)
Inventories	(32)	(71)
Prepaid expenses, other current assets and other non-current assets	1,176	239
Accounts payable	(980)	820
Accrued liabilities and other non-current liabilities	(382)	(376)
Net cash provided by (used in) operating activities	572	(3,291)
Investing Activities
Purchases of equipment and patents	(584)	(206)
Net cash used in investing activities	(584)	(206)
Financing Activities
Proceeds from borrowings	—	1,556
Proceeds from sale of common stock issued in connection with private placement	25,812	—
Costs related to sale of common stock issued in connection with private placement	(1,783)	—
Taxes paid on behalf of equity award participants	(52)	(6)
Net cash provided by financing activities	23,977	1,550
Effect of exchange rate fluctuations on cash	(249)	256
Net increase (decrease) in cash, cash equivalents and restricted cash	23,716	(1,691)
Cash, cash equivalents, and restricted cash at beginning of period (Note 2)	12,606	13,501
Cash, cash equivalents and restricted cash at end of period (Note 2)	$36,322	$11,810

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the statements for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2020 as filed with the Securities and Exchange Commission.

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

2.     Summary of Significant Accounting Policies

Restricted cash

Restricted cash as of September 30, 2021 represents funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A. The balance of restricted cash totaling $1,161 is comprised of $891 in current assets relating to existing standby letters of credit with varying maturity dates and expire no later than September 30, 2022 and $270 in long-term assets will remain through the expiration dates of the underlying standby letter of credits (the latest maturity date is February 1, 2023) with BMO Harris Bank N.A. Refer to Note 10 Debt Financing for further information on the Cash Collateral Security agreement with BMO Harris Bank N.A.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	September 30,
	2021	2020
Cash and cash equivalents	$35,161	$9,418
Restricted cash included in current assets	891	2,025
Restricted cash included in long-term assets	270	367
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$36,322	$11,810

Leases

The Company applies the provisions of Accounting Standards Codification ("ASC") 842, Leases.  The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Operating ROU assets also include the impact of any lease incentives. Operating leases are included in right-of-use operating lease assets, operating lease liabilities - current, and operating lease liabilities - non-current on our Condensed Consolidated Balance Sheets.

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

Air Pollution Control Technology

Fuel Tech’s Air Pollution Control (“APC”) contracts are typically six to eighteen months in length. A typical contract will have three or four critical operational measurements that, when achieved, serve as the basis for us to invoice the customer via progress billings. At a minimum, these measurements will include the generation of engineering drawings, the shipment of equipment and the completion of a system performance test.

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

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Air Pollution Control
Technology solutions	$1,172	$2,326	$1,768	$4,524
Spare parts	407	254	823	667
Ancillary revenue	365	306	1,246	828
Total Air Pollution Control Technology revenues	1,944	2,886	3,837	6,019
FUEL CHEM
FUEL CHEM technology solutions	5,615	5,269	13,973	10,315
Total Revenues	$7,559	$8,155	$17,810	$16,334

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$6,049	$6,473	$15,100	$12,880
Foreign Revenues
Latin America	121	195	338	400
Europe	663	904	1,339	1,494
Asia	726	583	1,033	1,560
Total Foreign Revenues	1,510	1,682	2,710	3,454
Total Revenues	$7,559	$8,155	$17,810	$16,334

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Products transferred at a point in time	$6,387	$5,108	$16,042	$11,089
Products and services transferred over time	1,172	3,047	1,768	5,245
Total Revenues	$7,559	$8,155	$17,810	$16,334

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For the FUEL CHEM technology segment, deliveries made in the current period but billed in subsequent periods are also considered unbilled receivables (contract assets).  These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.  At September 30, 2021 and December 31, 2020, contract assets for APC technology projects were approximately $375 and $2,080, respectively, and $0 and $269, respectively, for the FUEL CHEM technology segment, and are included in accounts receivable on the condensed consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $1,246 and $850, at September 30, 2021 and December 31, 2020, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the nine month period ended September 30, 2021, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $173 and $331 for the three and nine months ended September 30, 2021, and $97 and $555 for three and nine months ended September 30, 2020, which represented primarily revenue from progress towards completion of our Air Pollution Control technology contracts.

As of September 30, 2021, we had no construction contracts in progress that were identified as a loss contract. As of December 31, 2020, we had one construction contract in progress that was identified as a loss contract and a provision for losses in the amount of $176 was recorded in other accrued liabilities on the consolidated balance sheet. Refer to Footnote 14 for an accrual related to an equipment failure issue with a Customer that requires remedy under the warranty provision of the customer contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $8,173. The Company expects to recognize revenue on approximately $5,517 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	September 30, 2021	December 31, 2020
Trade receivables	$5,423	$5,015
Unbilled receivables	375	2,348
Other short-term receivables	102	20
Allowance for doubtful accounts	(838)	(835)
Total accounts receivable	$5,062	$6,548

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its Air Pollution Control (“APC”) business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through September 30, 2021 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $10) in addition to collection efforts for the remaining accounts receivable.

The following table presents our revenues and net income (loss) which includes the Restructuring charge line item within the Condensed Statements of Operations for 2021 and 2020 in China as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total revenues	$2	$6	$17	$11
Net loss	(47)	(73)	(85)	(31)

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The following table presents net assets in China as follows:

	As of
	September 30, 2021	December 31, 2020
Total assets	$1,444	$2,463
Total liabilities	290	396
Total net assets	$1,154	$2,067

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Foreign currency translation
Balance at beginning of period	$(1,430)	$(1,857)	$(1,370)	$(1,778)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(153)	268	(213)	189
Total accumulated other comprehensive loss	$(1,583)	$(1,589)	$(1,583)	$(1,589)

(1)

In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 963,509 and 948,347 with a cost of $2,234 and $2,182 at September 30, 2021 and December 31, 2020, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are anti-dilutive.  For the nine months ended September 30, 2020, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards and convertible loan notes are considered anti-dilutive during periods of net loss.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic weighted-average shares	30,264,000	24,701,000	29,356,000	24,656,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	71,000	419,000	126,000	—
Diluted weighted-average shares	30,335,000	25,120,000	29,482,000	24,656,000

For the nine month period ended September 30, 2020, Fuel Tech had 520,000 outstanding equity awards that were excluded from the computation of diluted EPS as the inclusion of such would have been anti-dilutive due to a net loss in the period.

8.     Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of September 30, 2021, Fuel Tech had 2,603,801 shares available for share-based awards under the 2014 Plan.

We did not record any excess tax benefits within income tax expense for the three and nine months ended September 30, 2021. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and nine months ended September 30, 2021. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options and restricted stock units, net of forfeited	$21	$57	$61	$207
After-tax effect of stock-based compensation	$21	$57	$61	$207

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

Stock option activity for Fuel Tech’s Incentive Plans for the nine months ended September 30, 2021 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2021	484,500	$3.57
Granted	—	—
Exercised	—	—
Expired or forfeited	(50,000)	8.16
Outstanding on September 30, 2021	434,500	$3.05	3.34	$73
Exercisable on September 30, 2021	434,500	$3.05	3.34	$73

As of September 30, 2021, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

In addition to the time vested RSUs, the Company entered into a 2021 Executive Performance RSU Award Agreement (the “2021 Agreement”) with certain officers, including its President and Chief Executive Officer pursuant to which each 2021 Participating Executive will have the opportunity to earn a specified amount of restricted stock units (RSUs). The amount of RSUs awarded, if any, will be based on the Company’s achievement of varying levels of operating income before the impact of incentive pay (but including adjustments to reflect the payment of sales commissions) in fiscal 2021 (“Operating Income”), as determined by the Company, in its sole discretion. Nevertheless, no Participating Executive will be entitled to any such RSUs unless the Company achieves a minimum of $1 million in Operating Income in 2021. If awarded, such RSUs will vest in equal amounts (i.e., 1/3, 1/3 and 1/3) over three years commencing one year after the grant date based on continued service. Such RSUs are valued at the date of grant based on the closing price of the Company’s common stock on the grant date. Currently there is no expense reflected in the financial statements for these awards as the achievement is not considered probable.

At  September 30, 2021, there is $39 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 0.47 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2021 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2021	100,005	$4.08
Granted	—	—
Forfeited	(5,000)	0.97
Vested	(50,002)	1.50
Unvested restricted stock units at September 30, 2021	45,003	$7.29

The fair value of restricted stock that vested during the nine month period ending September 30, 2021 was $75.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the nine month periods ended September 30, 2021 and 2020, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

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

The issuance of warrants to purchase shares of the Company's common stock are summarized as follows:

Shares
Outstanding on December 31, 2020	—
Granted	2,850,000
Exercised	—
Outstanding as of September 30, 2021	2,850,000

The following table summarizes information about warrants outstanding and exercisable at September 30, 2021:

Range of Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	4.87	$5.10
$6.45	350,000	4.87	$6.45
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

Information about reporting segment net sales and gross margin from operations are provided below:

	Air Pollution	FUEL CHEM
Three months ended September 30, 2021	Control Segment	Segment	Other	Total
Revenues from external customers	$1,944	$5,615	$—	$7,559
Cost of sales	(1,134)	(2,706)	—	(3,840)
Gross margin	810	2,909	—	3,719
Selling, general and administrative	—	—	(2,801)	(2,801)
Research and development	—	—	(340)	(340)
Operating income (loss) from operations	$810	$2,909	$(3,141)	$578

	Air Pollution	FUEL CHEM
Three months ended September 30, 2020	Control Segment	Segment	Other	Total
Revenues from external customers	$2,886	$5,269	$—	$8,155
Cost of sales	304	(2,553)	—	(2,249)
Gross margin	3,190	2,716	—	5,906
Selling, general and administrative	—	—	(3,184)	(3,184)
Research and development	—	—	(285)	(285)
Operating income (loss) from operations	$3,190	$2,716	$(3,469)	$2,437

	Air Pollution	FUEL CHEM
Nine months ended September 30, 2021	Control Segment	Segment	Other	Total
Revenues from external customers	$3,837	$13,973	$—	$17,810
Cost of sales	(2,172)	(6,978)	—	(9,150)
Gross margin	1,665	6,995	—	8,660
Selling, general and administrative	—	—	(8,858)	(8,858)
Research and development	—	—	(1,070)	(1,070)
Operating income (loss) from operations	$1,665	$6,995	$(9,928)	$(1,268)

	Air Pollution	FUEL CHEM
Nine months ended September 30, 2020	Control Segment	Segment	Other	Total
Revenues from external customers	$6,019	$10,315	$—	$16,334
Cost of sales	(2,782)	(5,517)	—	(8,299)
Gross margin	3,237	4,798	—	8,035
Selling, general and administrative	—	—	(9,825)	(9,825)
Research and development	—	—	(880)	(880)
Operating income (loss) from operations	$3,237	$4,798	$(10,705)	$(2,670)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
United States	$6,049	$6,473	$15,100	$12,880
Foreign	1,510	1,682	2,710	3,454
	$7,559	$8,155	$17,810	$16,334

	September 30,	December 31,
	2021	2020
Assets:
United States	$46,713	$24,524
Foreign	4,326	5,564
	$51,039	$30,088

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

Total operating lease expense for the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$44	$47	$133	$157
Short-term lease cost	4	5	15	12
Total lease cost	$48	$52	$148	$169

The weighted average remaining lease term was 2.45 years as of September 30, 2021. The weighted average discount rate was 4.55% as of September 30, 2021.

Remaining maturities of our existing lease liabilities as of September 30, 2021 were as follows:

Year Ending December 31,	Operating Leases
2021 (excluding the nine months ended September 30, 2021)	44
2022	132
2023	115
2024	29
2025	7
Total lease payments	$327
Less imputed interest	(52)
Total	$275

The following is the balance sheet classification of our existing lease liabilities as of September 30, 2021:

	As of
	September 30, 2021	December 31, 2020
Operating lease liabilities - current	$128	$149
Operating lease liabilities - non-current	147	237
Total operating lease liabilities	$275	$386

Supplemental cash flow information related to leases, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$50	$45	$148	$148
Leased assets obtained in exchange for operating lease liabilities	39	41	119	137

13.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	September 30, 2021	December 31, 2020
Contract liabilities (Note 3)	$1,246	$850
Accrued remediation contingency (Note 14)	—	176
Other accrued liabilities	583	1,073
Total other accrued liabilities	$1,829	$2,099

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

During the third quarter of 2020, the Company was notified of an equipment component failure at a foreign customer location.  The failure was remedied under the warranty provision of the contract that is in place with the customer and supplier and was completed in the third quarter of 2021. As of September 30, 2021 and December 31, 2020, respectively, a charge of $0 and $176 was recorded in the other accrued liabilities line of the condensed consolidated balance sheets.

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the nine months ended September 30, 2021 and 2020. The warranty liability balance was $159 at September 30, 2021 and December 31, 2020.

15.     Income Taxes

The Company’s effective tax rate is approximately 3.2% and (5.8%) for the nine-month periods ended September 30, 2021 and 2020, respectively.  The Company's effective tax rate differs from the statutory federal tax rate of 21% for the nine month period ended September 30, 2021 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the nine month periods ended September 30, 2021 and 2020.  Income generated in the nine months ended September 30, 2021 attributed to the gain on forgiveness of the Paycheck Protection Plan loan is tax exempt.

Fuel Tech had no unrecognized tax benefits as of September 30, 2021 and December 31, 2020.

16.     Goodwill and Other Intangibles

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Fuel Tech has two reporting units for goodwill evaluation purposes: the FUEL CHEM® technology segment and the APC technology segment. There is no goodwill associated with our APC segment.  At both September 30, 2021 and December 31, 2020, our entire goodwill balance of $2,116 was allocated to the FUEL CHEM® technology segment.

Goodwill is allocated to each of our reporting units after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There were no indications of goodwill impairment in the nine months ended September 30, 2021 and 2020.

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

There were no indications of intangible asset impairments for the nine month periods ended September 30, 2021 and 2020.

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

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three month periods ending September 30, 2021 and 2020 were $7,559 and $8,155, respectively, representing a decrease of $596, or 7%, versus the same period last year. For the nine month periods ending September 30, 2021 and 2020 revenues were $17,810 and $16,334, respectively, representing an increase of $1,476, or 9%, versus the same period last year.

The Air Pollution Control (APC) technology segment generated revenues of $1,944 for the three month period ending September 30, 2021, representing a decrease of $942, or 33%, from the prior year amount of $2,886. The APC technology segment generated revenues of $3,837 and $6,019 for the nine months ended September 30, 2021 and 2020, respectively, representing a decrease of $2,182, or 36%. The decreases in APC revenue were primarily related to timing of project execution and new APC orders announced during 2020 and continuing through the first nine months of 2021. Consolidated APC backlog at September 30, 2021 was $8,173 versus backlog at December 31, 2020 of $5,268. Our current backlog consists of U.S. domestic projects totaling $8,029 and international projects totaling $144.

The FUEL CHEM® technology segment generated revenues of $5,615 and $13,973 for the three and nine months ended September 30, 2021, respectively, representing increases of $346, or 7%, and $3,658, or 35%, from the same periods in 2020 of $5,269 and $10,315, respectively. The increases in FUEL CHEM revenue for the three and nine months ended September 30, 2021 as compared to the same period of the prior year were due to revenue from new accounts, increased demand for power generation, and recovery from extended unscheduled outages and significantly reduced operations impacted by the COVID-19 pandemic in 2020.

Consolidated gross margin percentage for the three month periods ended September 30, 2021 and 2020 were 49% and 72%, respectively. Gross margin decreased versus the comparable period primarily due to the decrease in the APC gross margin, while FUEL CHEM gross margin remained flat at 52%. For the three month periods ended September 30, 2021 and 2020 the APC gross margin decreased to 42% from 110%, respectively, primarily due to the $2,589 insurance claim settlement recorded in the third quarter of 2020 for the remediation efforts on a non-conformance issues with a U.S. customer under a warranty provision of the contract. Consolidated gross margin percentage for the nine month periods ended September 30, 2021 and 2020 remained flat at 49%. FUEL CHEM gross margins increased to 50% from 47% in the current quarter due to the increase in revenue volume. Gross margins for the nine months ended September 30, 2021 and 2020 for the APC segment were 43% and 54%, respectively. The decrease in APC gross margin is primarily due to the insurance claim settlement recorded in the third quarter of 2020, partially offset by the charges incurred to remedy a non-conformance issues with a U.S. customer under a warranty provision of the contract that was recorded in 2020 and higher product mix of ancillary products and services.

Selling, general and administrative expenses (SG&A) were $2,801 and $3,184 for the three month periods ended September 30, 2021 and 2020, respectively. For the three month period ended September 30, 2021 the decrease of $383 is primarily the result of decreases in employee related costs of $284 and professional services of $143, partially offset by increases in certain administrative overhead expenses of $44. SG&A for the nine month periods ended September 30, 2021 and 2020 were $8,858 and $9,825, respectively. For the nine month period ended September 30, 2021 the decrease of $967 is primarily the result of decreases in employee related costs of $1,114, professional services of $289, and in certain administrative overhead expenses of $63, partially offset by a reversal of a $499 charge to the allowance for doubtful accounts recorded in the second quarter of 2020. For the three month periods ending September 30, 2021 and 2020, SG&A as a percentage of revenues decreased to 37% from 39%. For the nine month periods ending September 30, 2021 and 2020, SG&A as a percentage of revenues decreased to 50% from 60%. The decreases versus the comparable period are primarily due to the increase in overall revenues in the current year.

Research and development expenses for the three and nine month periods ended September 30, 2021 were $340 and $1,070, respectively, and for the same periods in 2020 were $285 and $880, respectively. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and waste water industries, including remediation, treatment, biological activity and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Income tax expense for the three month periods ended September 30, 2021 and 2020 was $0 for both periods, and for the nine month periods ended September 30, 2021 and 2020, Income tax expense was $10 and $149, respectively. The Company is projecting a consolidated effective tax rate of approximately 3% for 2021, which is lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three and nine months ended September 30, 2021 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

Liquidity and Sources of Capital

We have sustained losses from operations during the nine month period ended September 30, 2021 totaling $1,268. Our cash provided by operations for this same period totaled $572.

Our cash balance as of September 30, 2021 totaled $36,322 (including restricted cash of $1,161), and our working capital totaled $38,294. We have no outstanding debt other than our outstanding letters of credit, under our current credit agreement which does not have any financial covenants as we are currently in a Cash Collateral Security agreement with our lender.

The effects of the COVID-19 global pandemic has presented significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. Although the impact of the pandemic is difficult to quantify, the Company has experienced, and may continue to experience, reductions in demand for certain of our products due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets. Other directly or indirectly COVID-19 related effects, such as supply chain disruptions and travel restrictions, have been impacting operations and financial performance to varying degrees. We continue to monitor our liquidity needs and in response to our continued losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. We have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control and FUEL CHEM, as well as our efforts to wind-down our APC operations in China. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, and c) the costs of winding down our APC operations in China as well as other research and development initiatives.  Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and FUEL CHEM businesses.

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At September 30, 2021, the Company had outstanding standby letters of credit totaling approximately $1,106 under the BMO Harris agreement. As of September 30, 2021, the Company held $1,161 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 14. There was no change in the warranty liability balance during the nine months ended September 30, 2021.

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

Date: November 9, 2021	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Acting Treasurer and Controller
(Principal Financial Officer)