Form 10-K
period 2021-12-31
FUEL TECH, INC.
filed 2022-03-08
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2021, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $60,870,654 based on the closing sale price as reported on the NASDAQ National Market System.

As of February 28, 2022, there were 30,263,791 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part III of this report.

TABLE OF DEFINED TERMS

Term	Definition
AIG	Ammonia Injection Grid
APC	Air Pollution Control Technology
ASCR®	A trademark used to describe our Advanced Selective Catalytic Reduction process
BACT	Best Available Control Technology
BREF	Best Available Reference Technology. European emission requirements
CFD	Computational Fluid Dynamics
CKM	Chemical Kinetics Modeling
DGI™	Dissolved Gas Infusion
EPA	The United States Environmental Protection Agency
ESP	Electrostatic Precipitator
FGC	Flue Gas Conditioning
FUEL CHEM®

A trademark used to describe our fuel and flue gas treatment processes, including its TIFI® Targeted In-Furnace Injection™ technology to control slagging, fouling, corrosion and a variety of sulfur trioxide-related issues

GSG™	Graduated Straightening Grid
HERT™ High Energy Reagent Technology™	A trademark used to describe one of our SNCR processes for the reduction of NOx
I-NOx®	Systems can include LNB, OFA, and SNCR components, along with SCR technology, AIG, and GSG™ system
NOx	Oxides of nitrogen
NOxOUT®	A trademark used to describe one of our SNCR processes for the reduction of NOx
OFA	Over Fire Air Systems
SCR	Selective Catalytic Reduction
SNCR	Selective Non-Catalytic Reduction
TIFI® Targeted In-Furnace Injection™	A trademark used to describe our proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program
UDI™	Urea Direct Injection as the process to provide urea reagent directly into a duct for SCR applications
(U)LNB	Ultra-Low NOx Burner
ULTRA®	A trademark used to describe our process for generating ammonia for use as a Selective Catalytic Reduction reagent

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

ITEM 1 - BUSINESS

As used in this Annual Report on Form 10-K, the terms “we,” “us,” or “our,” refer to Fuel Tech, Inc. and our wholly owned subsidiaries.

GENERAL

We are a leading technology company engaged in the worldwide development, commercialization and application of state-of-the-art proprietary technologies for air pollution control, process optimization, water treatment and advanced engineering services. These technologies enable our customers to operate efficiently in a cost-effective and environmentally sustainable manner.

●

The Company’s nitrogen oxide (NOx) reduction technologies include advanced combustion modification techniques and post-combustion NOx control approaches, including NOxOUT®, HERT™ High Energy Reagent Technology™, and Advanced Selective Non-Catalytic Reduction (SNCR) systems, ASCR® Advanced Selective Catalytic Reduction systems, and I-NOx® Integrated NOx Reduction Systems, which utilize various combinations of these systems, along with the UDI™ Urea Direct Injection system for Selective Catalytic Reduction (SCR) reagent supply, and the ULTRA® process for safe ammonia generation.  These technologies have established Fuel Tech as a leader in NOx reduction, with installations on over 1,200 units worldwide.

●

Fuel Tech’s Air Pollution Control (APC) technologies include particulate control with Electrostatic Precipitator (ESP) products and services including complete turnkey capability for ESP retrofits, with experience on units up to 700 MW.  Flue gas conditioning (FGC) systems include treatment using sulfur trioxide (SO3) and ammonia based conditioning to improve the performance of ESPs by modifying the properties of fly ash particles. Fuel Tech’s particulate control technologies have been installed on more than 125 units worldwide.

●

Our FUEL CHEM technologies revolve around the unique application of chemical injection programs which improve the efficiency, reliability, fuel flexibility, boiler heat rate and environmental status of combustion units by controlling slagging, fouling, corrosion, opacity and acid plume, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter, sulfur dioxide, and carbon dioxide. We use our proprietary TIFI® Targeted In-Furnace Injection™ processes to apply specialty chemical programs to units burning a wide variety of fuels including coal, heavy oil, biomass, and municipal waste. These TIFI® programs incorporate design, modeling, equipment, reagent, and service to provide complete customized on-site programs designed to improve plant operations and provide a return on investment in addition to helping meet emission regulatory requirements.

●	Water treatment technologies include DGI™ Dissolved Gas Infusion Systems which utilize a patented nozzle and a patent-pending saturator to provide a competitive advantage over conventional utility and industrial aeration. An innovative alternative to current aeration technology among other applications, DGI™ systems can deliver supersaturated oxygen solutions and other gas-water combinations to target process applications or environmental issues. This infusion process has a variety of applications in the water and wastewater industries, including irrigation, remediation, treatment, biological activity and wastewater odor management. DGI™ technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance. The DGI™ technology is currently in the demonstration phase with limited revenues.

Many of our products and services rely heavily on our Computational Fluid Dynamics (CFD) and Chemical Kinetics Modeling (CKM) capabilities, which are enhanced by internally developed, high-end visualization software.  These capabilities, coupled with our innovative technologies and multi-disciplined team approach, enable us to provide practical solutions to some of our customers' most challenging issues.

AIR POLLUTION CONTROL (APC)

Regulations and Markets: Domestic

The future growth of our APC technology segment is dependent upon the adoption and enforcement of environmental regulations in the United States (U.S.) and globally. In the U.S., federal and state laws regulating the emission of NOx are the primary driver in our APC technology segment. The principal regulatory drivers currently in effect are as follows:

Clean Air Act (CAA): The CAA requires the U.S. Environmental Protection Agency (EPA) to establish national ambient air quality standards (NAAQS) at levels that are protective of public health with an adequate margin of safety. The six pollutants specified include: Ozone, Particulate Matter, Nitrogen Dioxide, Sulfur Dioxide, Lead, and Carbon Monoxide. The NAAQS provisions require that states comply with ozone and particulate emissions standards. NOx emissions are a precursor to ozone formation and also contribute to fine particulate emissions. Since 1990, EPA rules and programs have been established at the regional and federal level to help states in their mission to define and meet their State Implementation Plans for attainment. The NAAQS ground-level ozone standards that were issued in 1997, were made more stringent in 2008 and again in 2015. The EPA has kept the 2020 NAAQS ozone standard at 70 parts per billion, the same limit as 2015.

Clean Air Visibility Rule (CAVR): The CAVR, also known as the Regional Haze rule, is part of the Clean Air Act and was finalized in 2005. Under CAVR, certain States are required to submit implementation plans to the EPA to comply with the Regional Haze requirements, and updates are required every five years. A new CAVR was issued in January 2017 which requires states to implement new air pollution controls implementation plans in 2021 and 2022. NOx emissions contribute to ground level ozone which can contribute to localized haze, and many State Implementation Plans are addressing NOx reduction as part of CAVR compliance. The overall obligation of CAVR is to return the U.S. scenic areas to “active” visibility by 2064.

New Unit Permits:  New gas fired units for both electricity generation and industrial use will require Best Available Control Technology (BACT) as a permit requirement. SCR technology is very often BACT for NOx, and these permit requirements generate new market opportunities.

Consent Decrees: Consent decree activity through the U.S. Department of Justice or EPA may require emission sources to meet individual requirements. Sources may also agree to specific air pollution requirements with states or environmental groups.

Regulations and Markets: International

We also sell air pollution control systems outside the U.S., specifically in Europe, Latin America, India (under a license agreement) and in the Pacific Rim. The demand for our technologies comes from specific governmental regulations in NOx and particulate matter emission limits which vary by country. We expect that there will be further opportunities to implement our technologies globally in established as well as new geographies in 2022.

The European Union published the Best Available Reference Technology (BREF) emission guidelines in mid 2017 that further lowered emission targets over a span of the next four years. Next review is planned for 2022 where more stringent emission targets will be discussed. The 2017 BREF guidelines reduced NOx limit values by up to 25% which required an upgrade of the first-generation NOx abatement systems, and that has presented new opportunities for Fuel Tech, especially on biomass and waste incineration plants. The projects have been slow to implement due to the coronavirus (COVID-19) pandemic related restrictions and lock downs, however, the stalled projects are expected to move forward in 2022. The overall pace of BREF implementation will still be dependent on each country's internal processes. European engineering companies are also supplying systems to industrial and utility customers globally. Fuel Tech’s NOx control technologies can be integrated into these systems.

In South Africa, the state-owned utility Eskom is slowly refurbishing aging ESPs and adding FGC technology to further improve ESP performance. Fuel Tech is well placed to compete for this business with our local partner Lesedi.

The Indian government has adopted a higher NOx emission standard for legacy power plants than what was initially agreed to in 2015 as part of the Paris Agreement. As a result, SNCR systems will be limited to waste-to-energy and industrial units for the foreseeable future. Particulate matter emission reductions continue to be an area of focus in the country and that presents an ongoing opportunity for Fuel Tech’s FGC technology application which utilizes sulfur trioxide and ammonia injection. These technologies will be implemented through a collaboration with our local partner ISGEC.

Elsewhere in Southeast Asia, particulate emissions due to poor performing ESPs are being mitigated.  Power generators in several countries like Vietnam, Malaysia and the Philippines are actively looking for corrective options and this presents Fuel Tech with opportunities to bring our FGC technology to these markets.

Products

Our NOx reduction and particulate control technologies are installed worldwide on over 1,200 combustion units, including utility, industrial and municipal solid waste applications.  Our products include customized NOx control systems and our patented ULTRA® technology, which converts urea-to-ammonia on site and provides safe reagent for use in SCR systems.

●

SCR Systems and Services: Our SCR systems control NOx emissions from industrial and utility sources including boilers, incinerators, kilns, reformers and many other types of heat recovery equipment firing coal, natural gas, oil, and a variety of process gases and waste fuels. The SCR systems typically include urea or ammonia storage and delivery subsystems, reagent injection systems in the form of an Ammonia Injection Grid (AIG), catalyst reactor vessel and SCR catalyst.  In addition, other related services, including start-ups, maintenance support and general consulting services for SCR systems, AIG design and tuning to help optimize catalyst performance, and catalyst management services to help optimize catalyst life, are now offered to customers around the world. We also specialize in CFD models, which simulate fluid flow by generating a virtual replication of real-world geometry and operating inputs. We design flow corrective devices, such as turning vanes, ash screens, static mixers and our patented GSG™ Graduated Straightening Grid. Our SCR systems utilize urea or ammonia as the SCR catalyst reagent to achieve NOx reductions of up to 85% from industrial combustion sources.

●

ULTRA® Technology: Our ULTRA® process is designed to convert urea to ammonia safely and economically for use as a reagent in the SCR process for NOx reduction.  Recent local objections in the ammonia permitting process have raised concerns regarding the safety of ammonia shipment and storage in quantities sufficient to supply SCR.  In addition, the Department of Homeland Security has characterized anhydrous ammonia as a Toxic Inhalation Hazard commodity.   The safe conversion of urea to ammonia just prior to injection into the flue gas duct is particularly important near densely populated cities, major waterways, harbors or islands, or where the storage or transport of anhydrous or aqueous ammonia is a safety concern.  UDI™ Urea Direct Injection systems utilize direct injection of urea reagent without the need for an ammonia injection grid.

●

SNCR Systems:  Our NOxOUT® and HERT™ SNCR processes use urea or ammonia reagent injected into a variety of combustion furnaces to reduce NOx by up to 25% - 50% for utilities and by potentially significantly greater amounts for industrial units.  Capital costs ranging from $5 - $20/kW for utility boilers and with total annualized operating costs range from $1,000 - $2,000/ton of NOx removed. Advanced SNCR systems are also available to improve performance and minimize reagent costs through in-furnace monitoring and an advanced control system.

●

I-NOx® Systems: Our I-NOx® systems can include burner modifications and SNCR components combined with SCR technology. Together, these systems provide up to 90% NOx reduction at significantly lower capital and operating costs than conventional SCR systems while providing greater operational flexibility to plant operators.  The capital costs for I-NOx® systems can range from $30 - $150/kW depending on boiler size and configuration, which is significantly less than that of conventional SCRs, which can cost $300/kW or more, while operating costs are competitive with those experienced by conventional SCR systems.

●

ESP Processes and Services: ESP technologies for particulate control include ESP products and services including ESP Inspection Services, Performance Modeling, and Performance and Efficiency Upgrades, along with complete turnkey capability for ESP retrofits. FGC systems include treatment using sulfur trioxide (SO3) and ammonia based systems to improve the performance of ESPs by modifying the properties of fly ash particles.  Our ULTRA® technology can provide the ammonia system feed requirements for FGC applications as a safe alternative to ammonia reagent-based systems. FGC systems offer a lower capital cost approach to improving ash particulate capture versus the alternative of installing larger ESPs or utilizing fabric filter technology to meet targeted emissions and opacity limits.  Fuel Tech’s particulate control technologies have been installed on more than 125 units worldwide.

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

Sales of APC products were $6.9 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively.

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

ESP retrofit competitors include B&W, Southern Environmental and Hamon. FGC competition includes Wahlco, Inc. and Chemithon, Inc.

Lastly, with respect to urea-to-ammonia conversion technologies, our controlled urea decomposition system competes with Hamon and Wahlco, which manufacture a system that hydrolyzes urea under high temperature and pressure.

APC Backlog

Consolidated APC segment backlog at December 31, 2021 was $9.1 million versus backlog at December 31, 2020 of $5.3 million. The Company expects to recognize revenue on approximately $5.6 million of the backlog over the next 12 months with the remaining recognized thereafter.

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

Central to the FUEL CHEM approach is the introduction of chemical reagents, such as magnesium hydroxide, to combustion units via in-body fuel application (pre-combustion) or via direct injection (post-combustion) utilizing our proprietary TIFI® technology.  By attacking performance-hindering problems, such as slagging, fouling and corrosion, as well as the formation of sulfur trioxide (SO3), and ammonium bisulfate, our programs offer numerous operational, financial and environmental benefits to owners of boilers, furnaces and other combustion units.

A key market factor for this product line is the continued use of coal for global electricity production. In 2021, coal accounted for approximately 22% of all U.S. electricity generation and roughly 37% of global electricity generation. These values were up from 21% and 33% in 2020, respectively, however 2021 was unique relative to higher natural gas pricing and future increases in coal usage are not expected to be the long-term trend. Major coal consumers include the U.S., China and India. Additional market dynamics include a growing, worldwide utilization of biomass for both steam and electrical production, and the continued use of heavy fuel oil for power generation. The principal markets for this product line are electric power plants burning coals with slag-forming constituents such as sodium, iron and high levels of sulfur. Sodium is typically found in the Powder River Basin coals of Wyoming and Montana. Iron is typically found in coals produced in the Illinois Basin region. High sulfur content is typical of Illinois Basin coals and certain Appalachian coals. High sulfur content can give rise to unacceptable levels of SO3 formation especially in plants with SCR systems and flue gas desulphurization units (scrubbers).  As coal units strive to compete in electricity supply markets, lower cost, higher slagging fuels can create more operational challenges which TIFI® Programs can help mitigate. The current Mexican government is utilizing more indigenous fuel sources for power generation because the international market for high sulfur fuel oil (what Mexico produces) has been significantly reduced with the adoption of the new International Maritime Organization restrictions. Fuel Tech’s TIFI® systems can help with SO3 mitigation at these oil-fired power generation units.

The combination of slagging coals and SO3-related issues, such as “blue plume” formation, air pre-heater fouling and corrosion, SCR fouling and the proclivity to suppress certain mercury removal processes, represents an attractive market potential for Fuel Tech.

Sales of the FUEL CHEM products were $17.4 million and $14.0 million, for the years ended December 31, 2021 and 2020, respectively.

Competition

Competition for our FUEL CHEM product line includes chemicals sold by specialty chemical companies, such as Imerys, Environmental Energy Services, Inc., and SUEZ Water Technologies. No technologically comparable substantive competition currently exists for our TIFI® technology, which is designed primarily for slag control and SO3 abatement, but there can be no assurance that such lack of substantive competition will continue.

INTELLECTUAL PROPERTY

The majority of our products are protected by U.S. and non-U.S. patents. We own 41 granted patents worldwide and one allowed utility model patent in China. We have 11 patent applications pending: including 5 in the U.S. and 6 in non-U.S. jurisdictions. These patents and applications cover some 26 inventions, 11 associated with our NOx reduction business, 11 associated with the FUEL CHEM business, and four associated with water treatment. Our granted patents have expiration dates ranging from November of 2022 to January of 2039.

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

EMPLOYEES

At December 31, 2021, we had 73 employees, 66 in North America, one in China and six in Europe. We enjoy good relations with our employees and are not a party to any labor management agreement.

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

ITEM 1A - RISK FACTORS

The following is a discussion of the material risk factors; however, they may not be the only risks that we may face. The risks described below should not be considered a complete list of potential risks that we face, and additional risks and uncertainties not currently known to us or that we currently consider immaterial may also negatively impact our business. If any of these risks develop into actual or expected events, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price of our common stock could decline. You should carefully consider the risk factors described below, together with the other information included in this Annual Report on Form 10-K, before you decide to invest in our securities. Please read the cautionary notice regarding forward-looking statements under the heading “Forward-Looking Statements.”

RISKS RELATED TO OUR PRODUCTS AND PRICING

Our Product Portfolio Lacks Diversification

We have two broad technology segments that provide advanced engineering solutions to meet the pollution control, efficiency improvement, and operational optimization needs of coal and natural gas-fired energy-related facilities worldwide. They are as follows:

•

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas or coal from boilers, incinerators, furnaces and other stationary combustion sources. These include OFA systems, NOxOUT® and HERT™ SNCR systems, and SCR systems. Our SCR systems can also include AIG, and GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

•

The FUEL CHEM® technology segment which uses chemical processes in combination with advanced CFD and CKM boiler modeling for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in coal-fired furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology.

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

Our Customer Base Is Highly Concentrated

A small number of customers have historically accounted for a significant portion of our revenues. During 2021, our five largest customers accounted for approximately 67% of our net revenues, with our largest customer accounting for approximately 21% of our net revenues. There can be no assurance that all significant customers will continue to purchase our products in the same quantities that they have in the past. The loss of any one of our significant customers or a material reduction in sales to a significant customer could have a material adverse effect on our sales and results of operations.

RISKS RELATED TO OUR BUSINESS

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

Our Manufacturing Operations Are Dependent on Third-party Suppliers.

Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, as well as certain specific component parts. The third-party suppliers upon which we depend may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel, or other reasons. We cannot assure that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand. Failure of suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components, for any reason, including, without limitation, disruptions in our suppliers’ business activities due to cybersecurity incidents, terrorist activity, public health crises (such as coronavirus), fires or other natural disasters could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis.  Additionally, our third-party suppliers may provide us with raw materials or component parts that fail to meet our expectations or the expectations of our customers, which could subject us to product liability claims, other claims and litigation.

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

We May Not Be Able to Purchase Raw Materials on Commercially Advantageous Terms

Our FUEL CHEM technology segment is dependent, in part, upon a supply of magnesium hydroxide. Any adverse changes in the availability of this chemical will likely have an adverse impact on ongoing operation of our FUEL CHEM programs. On March 4, 2009, we entered into a Restated Product Supply Agreement (PSA) with Martin Marietta Magnesia Specialties, LLC (MMMS) in order to assure the continuance of a stable supply from MMMS of magnesium hydroxide products for our requirements in the U.S. and Canada. The term of the PSA expires on December 31, 2022. Pursuant to the PSA, MMMS supplies us with magnesium hydroxide products manufactured pursuant to our specifications and we have agreed to purchase from MMMS, and MMMS has agreed to supply, 100% of our requirements for such magnesium hydroxide products for our customers who purchase such products for delivery in the U.S. and Canada. There can be no assurance that we will be able to obtain a stable source of magnesium hydroxide in markets outside the U.S.

RISKS RELATED TO OUR INDUSTRY

Demand for Our APC and FUEL CHEM Products is Affected by External Market Factors

Reduced coal and natural gas-fired electricity demand across the U.S. has led to production declines.  Contributing factors to this decline in coal-fired generation were: 1) lower natural gas prices which allowed utility operators to increase the amount of power generated from natural gas plants, 2) increased cost of environmental compliance with current environmental regulations, 3) constrained funding for capital projects, and 4) the increased production of electricity from renewable sources, such as wind and solar.

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

GENERAL RISK FACTORS

There Is Still Significant Uncertainty Related to the COVID-19 Pandemic; Future Pandemics Could Pose Similar Challenges

The continued prevalence of the COVID-19 pandemic around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. The COVID-19 pandemic has affected the Company's operations in the year ended December 31, 2021 and 2020, although the impact of the pandemic is difficult to quantify, and may continue to do so indefinitely hereafter. The Company has experienced, and may continue to experience, delays in supply of critical equipment, reductions in demand for certain of our products as several accounts remained offline due to soft electricity demand and unplanned outage activities and due to the delay or abandonment of ongoing or anticipated projects due to the customers', suppliers' and other third parties' financial distress or concern regarding the volatility of global markets.

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

Geopolitical and Unexpected Events May Impact New or Existing Projects and Prices and Availability of Raw Materials, Energy and Other Materials.

These events may also impact energy and regulatory policy nationally or regionally for the impacted regions. Such disruptions could have a material adverse effect on our business and financial results.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

We own an office building in Warrenville, Illinois, which has served as our corporate headquarters since June 23, 2008. This facility, with approximately 40,000 square feet of office space, is sufficient to meet our requirements for the foreseeable future.

We also operate from leased office facilities and we do not segregate any of these leased facilities by operating business segment. The terms of the Company's primary lease arrangements as of December 31, 2021 are as follows:

•	The Gallarate, Italy building lease, for approximately 1,335 square feet, runs through April 30, 2025. This facility serves as the operating headquarters for our European operations.

•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs through December 31, 2023. This facility serves as an outside warehouse facility.

•	The Overland Park, KS lease, for approximately 600 square feet, runs through October 15, 2022. This facility serves primarily as a sales office.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market

Our common stock has been traded since September 1993 on The NASDAQ Stock Market, Inc, where it trades under the symbol FTEK.

Holders

As of February 28, 2022, there were 74 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

Dividends

We have never paid cash dividends on the common stock and have no current plan to do so in the foreseeable future. The declaration and payment of dividends on the common stock is subject to the discretion of our Board of Directors. The decision of the Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. The current policy of the Board of Directors is to reinvest earnings in operations to promote future growth.

ITEM 6 - RESERVED

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars)

Overview

In 2021, the Company continued to experience a challenging operational environment resulting from the COVID-19 pandemic along with the ongoing substitution of gas-fired and renewable energy plants for coal-fired installations. Our cost control efforts reduced selling, general and administrative expenses from fiscal 2020 by 11%. We continue to invest in new technologies to expand our product offerings into the water pollution control and treatment market. Our capital resources are sufficient for our immediate and longer-term needs and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will continue to reduce our operating expenses and the diminishing effects of the pandemic should lead to an improved market outlook.

COVID-19 Pandemic

The effects of COVID-19 have presented significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. The COVID-19 pandemic has affected the Company's operations during the twelve months ended December 31, 2021 and 2020. Although the impact of the pandemic is difficult to quantify, the Company has experienced, and may continue to experience, reductions in demand for certain of products, due to soft electric demand and unplanned outage activities, and due to the delay or abandonment of ongoing or anticipated projects due to our customers', suppliers' and other third parties' financial distress or concern regarding the volatility of global markets. Management cannot predict the full impact of the COVID-19 pandemic on the Company's sales and marketing channels and supply chains, and, as a result, the ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments. Such effects could exist for an extended period of time even after the pandemic comes to an end.

Our Liquidity

In February 2021, Fuel Tech entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a private placement, (i) 5,000,000 shares of common stock, (ii) and 2,500,000 warrants exercisable for a total of 2,500,000 shares of common stock. The gross proceeds to the Company from this private placement were $25,812, before deducting placement agent fees and offering expenses of $1,783. The receipt of these funds strengthened our cash position and in conjunction with our net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

Key Operating Factors

Our FUEL CHEM® segment performed well in 2021, with higher revenues and segment operating profits compared to 2020. FUEL CHEM benefitted from the operations of our current installed base, including recent program installations; an overall rise in demand for energy attributable to the resumption of economic activity following a period of reduced activity due to the impact of COVID-19; and increased seasonal power usage.

Our APC business faced some headwind in 2021 due to ongoing project delays and cancellations that have resulted in a lack of new orders, and changes in project timing, but picked up some in the fourth quarter. We are also encouraged by the pace and depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. Our Consolidated APC backlog at year end was $9,119 and our global sales pipeline has increased to $50 -75 million range.

Background

We have two broad technology segments that provide advanced engineered solutions to meet the pollution control, efficiency improvement and operational optimization needs of energy-related facilities worldwide. They are as follows:

Air Pollution Control Technologies

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas or coal from boilers, incinerators, furnaces and other stationary combustion sources. These include SCR systems, NOxOUT and HERT™ SNCR systems, and OFA systems. Our SCR systems can also include AIG, and GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions. We distribute our products through our direct sales force and third-party sales agents.

FUEL CHEM Technologies

The FUEL CHEM technology segment, which uses chemical processes in combination with advanced CFD and CKM boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in coal-fired furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology. Fuel Tech sells its FUEL CHEM program through its direct sales force and agents to industrial and utility power-generation facilities. FUEL CHEM programs have been installed on combustion units in North America, Europe, China, and India, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste. The FUEL CHEM program improves the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, waste-to-energy, university and district heating markets and offers numerous operational, financial and environmental benefits to owners of boilers, furnaces and other combustion units.

The key market dynamic for both technology segments is the continued use of fossil fuels, especially coal, as the principal fuel source for global electricity production. In 2021, coal accounted for approximately 22% of all U.S. electricity generation and roughly 37% of global electricity generation. These values were up from 21% and 33% in 2020 respectively, however 2021 was unique relative to higher natural gas pricing and future increases in coal usage are not expected to be the long-term trend. Major coal consumers include China, the U.S. and India.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), which require us to make estimates and assumptions. We believe that, of our accounting policies (see Note 1 to the consolidated financial statements), involve a higher degree of judgment and complexity and are deemed critical. We routinely discuss our critical accounting policies with the Audit Committee of the Board of Directors.

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

On occasion, Fuel Tech will engineer and sell its chemical pumping equipment.  These projects are similar in nature to the APC projects described below and for those projects where control transfers over time, revenue is recognized based on the extent of progress towards completion of the single performance obligation.

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

Since control transfers over time, revenue is recognized based on the extent of progress towards completion of the single performance obligation. Fuel Tech uses the cost-to-cost input measure of progress for our contracts since it best depicts the transfer of assets to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost input measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Costs to fulfill include all internal and external engineering costs, equipment charges, inbound and outbound freight expenses, internal and site transfer costs, installation charges, purchasing and receiving costs, inspection costs, warehousing costs, project personnel travel expenses and other direct and indirect expenses specifically identified as project- or product-line related, as appropriate (e.g. test equipment depreciation and certain insurance expenses). Unexpected or unknown costs could affect the timing of revenue recognition and the cumulative profitability of the related projects.

Fuel Tech’s APC product line also includes ancillary revenue for post contractual goods and services.  Revenue associated with these activities are recognized at a point in time when delivery of goods or completion of the service obligation is performed.

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

As of December 31, 2021 we had no construction contracts in progress that were identified as a loss contract. As of December 31, 2020 we had one construction contract in progress that was identified as a loss contract and a provision for losses of $176 was recorded in other accrued liabilities on the consolidated balance sheet.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2021 and 2020, contract assets for APC technology projects were approximately $1,277 and $2,079, respectively, and $0 and $269, respectively, for the FUEL CHEM technology segment, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $390 and $850 at December 31, 2021 and 2020, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is management’s best estimate of the amount of credit losses in accounts receivable. The allowance for doubtful accounts balance can be impacted by unforeseen collectability issues. In order to control and monitor the credit risk associated with our customer base, we review the credit worthiness of customers on a recurring basis. Factors influencing the level of scrutiny include the level of business the customer has with us, the customer’s payment history and the customer’s financial stability. Receivables are considered past due if payment is not received by the date agreed upon with the customer, which is normally 30 days after invoice. Representatives of our management team review all past due accounts on a bi-weekly basis to assess collectability. At the end of each reporting period, the allowance for doubtful accounts balance is reviewed relative to management’s collectability assessment and is adjusted if deemed necessary through a corresponding charge or credit to bad debt expense, which is included in selling, general, and administrative expenses in the consolidated statements of operations. Bad debt write-offs are made when management believes it is probable a receivable will not be recovered.

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. Usage is recorded in cost of sales in the period that parts were issued to a project or used to service equipment. Inventories are carried at weighted average cost and periodically evaluated to identify obsolete or otherwise impaired parts that are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and the existing sales pipeline for which the inventory could be used.

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

Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of a reporting unit to its carrying value. Fuel Tech uses a discounted cash flow (DCF) model to determine the current fair value of its FUEL CHEM reporting unit as this methodology was deemed to best quantify the present values of our expected future cash flows and yield a fair value that should be in line with the aggregate market value placed on the outstanding common stock as reflected by the current stock price multiplied by the outstanding shares of common stock. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Events outside our control, specifically market conditions that impact revenue growth assumptions, could significantly impact the fair value calculated. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

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

The Company utilizes Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment for the annual goodwill impairment test.

Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2021 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and the remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. Due to the existence of impairment indicators, we performed a more detailed analysis of potential long-lived and intangible asset impairment in the APC technology asset group during the fourth quarter of 2021 and determined no impairment exists.

There was no impairment recorded during 2021. During the fourth quarter of 2020, the Company recorded an abandonment charge of $197 due to the Company's decision to no longer maintain and defend certain patents and trademarks which are no longer contributing to operations. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge is included in Intangible assets abandonment and building impairment line in the accompanying Consolidated Statements of Operations for the year then ended December 31, 2020.

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

Valuation Allowance for Deferred Income Taxes

Deferred tax assets represent deductible temporary differences and net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized. At the end of each reporting period, management reviews the realizability of the deferred tax assets. As part of this review, we consider if there are taxable temporary differences that could generate taxable income in the future, if there is the ability to carry back the net operating losses or credits, if there is a projection of future taxable income, and if there are any tax planning strategies that can be readily implemented. As required by ASC 740 "Income Taxes", a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment resulted in a valuation allowance on our deferred tax assets of $14,950 and $15,971 at December 31, 2021 and 2020, respectively.

Stock-Based Compensation

We recognize compensation expense for employee equity awards ratably over the requisite service period of the award, adjusted for estimated forfeitures.

We utilize the Black-Scholes option-pricing model to estimate the fair value of stock option awards. Determining the fair value of stock options using the Black-Scholes model requires judgment, including estimates for (1) risk-free interest rate - an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of our common stock for a period equal to the expected life of the option; and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will become effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently in the process of evaluating the impact of adoption, but we do not believe the adoption of this standard will have a material impact on our financial statements.

2021 versus 2020

Highlights for the year ended December 31, 2021, compared to 2020:

	For the years ended December 31,
	2021	2020	Change
Revenues	$24,261	$22,550	$1,711
Costs and expenses:
Cost of sales	12,363	11,912	451
Selling, general and administrative	12,055	13,600	(1,545)
Research and development	1,332	1,177	155
Intangible assets abandonment	—	197	(197)
Total Costs and expenses	25,750	26,886	(1,136)
Operating loss	(1,489)	(4,336)	2,847
Interest expense	(13)	(4)	(9)
Other income, net	1,570	119	1,451
Income (loss) before income taxes	68	(4,221)	4,289
Income tax expense	(14)	(57)	43
Net income (loss)	$54	$(4,278)	$4,332

Revenues

Revenues for the years ended December 31, 2021 and 2020 were $24,261 and $22,550, respectively. The year-over-year increase of $1,711 or 8%, was driven by the increase in revenue in our FUEL CHEM technology segment in our U.S. operations, partially offset by a decrease in our APC technology segment. Our U.S. revenues increased by $893, or 5%, from $18,622 in 2020 to $19,515 in 2021, and our international revenues increased by $818, or 21%, from $3,928 in 2020 to $4,746 in 2021.

Revenues for the APC technology segment were $6,896 for the year ended December 31, 2021, a decrease of $1,661, or 19%, versus fiscal 2020. The decrease in APC revenue for the twelve month period ending December 31, 2021 in comparison to the prior year amount was principally related to the timing of project execution and new APC orders. Consolidated APC backlog was $9,119 and $5,268 at December 31, 2021 and 2020, respectively. Our backlog at December 31, 2021 consists of U.S. domestic projects totaling $9,113 and international projects totaling $6.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2021 were $17,365, an increase of $3,372, or 24%, versus fiscal 2020. The increase in FUEL CHEM revenue was due to new customer accounts, increased demand for power generation, and recovery from extended unscheduled outages and significantly reduced operations from the impact of the COVID-19 pandemic. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications. Our ability to attract new coal customers continues to be affected by the electric demand market and fuel switching as a result of low natural gas prices.

Cost of sales and gross margin

Consolidated cost of sales for the years ended December 31, 2021 and 2020 were $12,363 and $11,912, respectively. Consolidated gross margin percentages for the years ended December 31, 2021 and 2020 were 49% and 47%, respectively. The gross margins for the APC technology segment increased to 49% in 2021 from 46% in 2020. The overall increase in gross margin in the APC technology segment from 2020 to 2021 is primarily due to project mix, timing of project execution, and $1,427 of remediation costs incurred during 2020 to address non-conformance issues under the terms of a contract with a U.S. customer, partially offset by the timing of a large insurance settlement of $2,589 in 2020 which was used to fund the recovery plan for the project affected. Gross margin percentage for the FUEL CHEM technology segment increased to 49% from 48% for the years ended December 31, 2021 and 2020.

Selling, general and administrative

Selling, general and administrative expenses for the years ended December 31, 2021 and 2020 were $12,055 and $13,600, respectively. The decrease of $1,545, or 11%, is attributed to the following:

•	A decrease in employee related costs of $1,552
•	A decrease in professional service of $316
•	A decrease in travel expense of $74
•	A decrease in other administrative costs of $73
•	A decrease in office and administrative costs relating to our foreign subsidiaries of $29
•	Bad debt expense was higher by $499 due to a recovery recorded in the second quarter of 2020 that was an offset to the bad debt expense for the year ended December 31, 2020

Depreciation and Amortization

Depreciation and amortization are calculated using the straight-line method and included in selling, general and administrative expense. For the years ended December 31, 2021 and 2020, the Company recorded depreciation of $584 and $663 and amortization of $157 and $185, respectively.

Research and development

Research and development expenses were $1,332 and $1,177 for the years ended December 31, 2021 and 2020, respectively. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity and wastewater odor management. DGI™ technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

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

Other income

Other income of $1,570 increased by $1,451 for the year ended December 31, 2021 compared to $119 in 2020 due to the forgiveness of the Paycheck Protection Program (PPP) Loan in 2021 for $1,556 of principal and $10 of accrued interest.

Income tax benefit (expense)

For the year ended December 31, 2021, we recorded an income tax expense of $14 on pre-tax income of $68. Our effective tax rates were 20.6% and (1.4)% for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2020, we recorded an income tax expense of $57 on pre-tax loss of $4,221. The effective tax rate for the year-ended December 31, 2020 differed from the federal statutory rate of 21% as a result of establishing a deferred tax liability associated with a certain book-to-tax timing difference.

Liquidity and Sources of Capital

At December 31, 2021, we had cash and cash equivalents of $35,893 (excluding restricted cash of $1,161) and working capital of $38,242 versus cash and cash equivalents of $10,640 (excluding restricted cash of $1,966) and working capital of $15,542 at December 31, 2020. We have no outstanding debt other than our outstanding letters of credit under our current credit agreement, which does not have any financial covenants as we are currently in a Cash Collateral Security agreement with our lender. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities provided cash of $761 for the year ended December 31, 2021, primarily due to a decrease in accounts receivable balances of $3,794, a decrease in prepaid expenses and other assets of $634, and add backs of non-cash items from our net income from continuing operations for depreciation and amortization of $741, stock compensation expense of $82, and loss on sale of equipment of $54, partially offset by decreases in our accrued liabilities and other non-current liabilities of $1,404 and accounts payable balances of $772, an increase in inventory of $252, and adjustments for non-cash items from our net income from continuing operations for the gain on the PPP Loan forgiveness of $1,556 and provision for doubtful accounts of $619.

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

Investing activities used cash of $84 and $247 for the years ended December 31, 2021 and 2020, respectively. Investing activities for the years ended December 31, 2021 and 2020 primarily consisted of purchases of equipment.

Financing activities provided $23,977 and $1,282 of cash for the years ended December 31, 2021 and 2020.  In 2021, the Company issued common stock in connection with the private placement offering. Proceeds from the private placement offering were $25,812, partially offset by the costs related to the offering of $1,783. In 2020, the Company received a Paycheck Protection Plan loan of $1,556.

The effects of the COVID-19 global pandemic have presented significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. Although the impact of the pandemic is difficult to quantify, the Company has experienced, and may continue to experience, reductions in demand for certain of our products due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets. Other direct or indirect COVID-19 related effects, such as supply chain disruptions and travel restrictions, have been impacting operations and financial performance to varying degrees. We continue to monitor our liquidity needs and in response to our recent periods of declines in revenue and net losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. We have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control and FUEL CHEM, as well as our efforts to wind-down our APC operations in China. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, and c) the costs of winding down our APC operations in China as well as other research and development initiatives.  Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and FUEL CHEM businesses. We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

We expect capital expenditures in 2022 for maintenance of field equipment, computer and systems, and general office equipment. We expect to fund our capital expenditures with cash from operations or cash on hand.

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

On April 17, 2020, the Company received $1,556 in loan proceeds from the PPP, established pursuant to the Coronavirus Aid, Relief, and Economic Security Act and administered by the U.S. Small Business Administration (SBA). On January 8, 2021 the Company received full forgiveness from the SBA for the entire balance of loan proceeds used to fund its qualified payroll expenses. When the loan was forgiven, the Company reduced the non-current liability by the amount forgiven and recorded other income in the Consolidated Statement of Operations.

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At December 31, 2021, the Company had outstanding standby letters of credit totaling approximately $1,104 under the BMO Harris agreement. As of December 31, 2021, the Company held $1,161 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.  The excess in restricted cash collateral at year-end is related to timing of the release of several standby letters of credit which expired just after year-end. The outstanding standby letters of credit mature as follows:

	Total	2022	2023	2024	Thereafter
Standby letters of credit and bank guarantees	$1,104	$847	$257	$—	$—
Total	$1,104	$847	$257	$—	$—

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

We are also exposed to changes in interest rates primarily due to our debt arrangement (refer to Note 11 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the year ended December 31, 2021.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Fuel Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

The Company performed its impairment analysis as of October 1, 2021. As part of the impairment assessment, the Company’s management determined that the fair value of the FUEL CHEM reporting unit exceeded its carrying value. As a result, no impairment charge was recorded in the consolidated statement of operations for the year ended December 31, 2021. Key financial assumptions used to determine the discounted cash flows of the reporting unit were developed by management.

We identified the evaluation of goodwill impairment as a critical audit matter because of the significant assumptions and judgments made by management within the discounted cash flow analysis used to determine the fair value of the Company’s FUEL CHEM reporting unit. Auditing the reasonableness of management’s key assumptions, including revenue growth rates, operating margins, and discount rates involved a high degree of auditor judgment and an increased effort, including the use of our fair value specialists.

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

●	We evaluated reasonableness of management’s forecasted revenue growth rates and operating margins by comparing to historical results and industry forecasts.

●	We evaluated management’s ability to accurately forecast revenue and operating margins by comparing management’s prior forecasts to actual results.

●	We evaluated the impact of changes to significant assumptions on the determination of whether impairment exists

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

We identified revenue recognition over time for the Company’s Air Pollution Control technology contracts as a critical audit matter because of certain significant assumptions management makes when measuring progress, including assumptions related to expected total costs to complete the contract. Auditing these assumptions involved a high degree of auditor judgement and an increase in audit effort due to the impact these assumptions have on the amount of revenue recognized.

Our audit procedures related to the evaluation of management’s estimation of revenue recognized include the following, among others:

●	We evaluated management’s ability to accurately forecast project costs by comparing management’s prior forecasts of estimated costs to actual results.

●	We selected a sample of customer contracts and evaluated management’s calculation of revenue recognized over time by performing the following procedures:

●	Evaluating whether contract terms that may affect revenue recognition were identified and properly considered and performance obligations were appropriately identified

●	Obtaining and reviewing contracts with customers, including change orders to evaluate whether the transaction price was appropriately identified.

●	Testing management’s revenue recognition calculation model for mathematical accuracy.

Assessing the validity of data used in the model for completeness and accuracy by agreeing, on a sample basis, key data inputs to source documents, including job costing reports and project budgets.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Chicago, Illinois
March 8, 2022

Fuel Tech, Inc.

Consolidated Balance Sheets

(in thousands of dollars, except share and per-share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$35,893	$10,640
Restricted cash	891	1,595
Accounts receivable, net	3,259	6,548
Inventories, net	348	97
Prepaid expenses and other current assets	1,074	2,193
Total current assets	41,465	21,073
Property and equipment, net	4,609	5,220
Goodwill	2,116	2,116
Other intangible assets, net	448	553
Restricted cash	270	371
Right-of-use operating lease assets	242	394
Other assets	824	361
Total assets	$49,974	$30,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,561	$2,353
Accrued liabilities:
Operating lease liabilities - current	113	149
Employee compensation	688	930
Other accrued liabilities	861	2,099
Total current liabilities	3,223	5,531
Operating lease liabilities - non-current	122	237
Long-term borrowings	-	1,556
Deferred income taxes	139	134
Other liabilities	290	309
Total liabilities	3,774	7,767
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,227,300 and 25,639,702 shares issued, and 30,263,791 and 25,228,951 shares outstanding in 2021 and 2020, respectively	312	262
Additional paid-in capital	164,199	140,138
Accumulated deficit	(114,549)	(114,603)
Accumulated other comprehensive loss	(1,604)	(1,370)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost (Note 5)	(2,234)	(2,182)
Total stockholders’ equity	46,200	22,321
Total liabilities and stockholders’ equity	$49,974	$30,088

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Operations

(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2021	2020
Revenues	$24,261	$22,550
Costs and expenses:
Cost of sales	12,363	11,912
Selling, general and administrative	12,055	13,600
Research and development	1,332	1,177
Intangible assets abandonment and impairment	—	197
Total Costs and expenses	25,750	26,886
Operating loss	(1,489)	(4,336)
Interest expense	(13)	(4)
Other income, net	1,570	119
Income (loss) before income taxes	68	(4,221)
Income tax expense	(14)	(57)
Net income (loss)	$54	$(4,278)
Net income (loss) per common share:
Basic net income (loss) per common share	$0.00	$(0.17)
Diluted net income (loss) per common share	$0.00	$(0.17)
Weighted-average number of common shares outstanding:
Basic	29,585,000	24,691,000
Diluted	29,694,000	24,691,000

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands of dollars)

	For the years ended December 31,
	2021	2020
Net income (loss)	$54	$(4,278)
Other comprehensive income (loss):
Foreign currency translation adjustments	(234)	408
Total other comprehensive (loss) income	(234)	408
Comprehensive loss	$(180)	$(3,870)

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Nil Coupon Perpetual Loan	Treasury
	Shares	Amount	Capital	Deficit	Loss	Notes	Stock	Total
Balance at December 31, 2019	24,592	$254	$139,560	$(110,325)	$(1,778)	$76	$(1,612)	$26,175
Net loss				(4,278)				(4,278)
Foreign currency translation adjustments					408			408
Stock compensation expense			290					290
Exercise of stock options	183	2	294					296
Common stock issued upon vesting of restricted stock units	606	6	(6)					—
Treasury shares withheld	(152)						(570)	(570)
Balance at December 31, 2020	25,229	262	140,138	(114,603)	(1,370)	76	(2,182)	$22,321
Net income				54				54
Foreign currency translation adjustments					(234)			(234)
Stock compensation expense			82					82
Common stock issued in connection with private placement, net	5,000	50	23,979					24,029
Common stock issued upon vesting of restricted stock units	50	—	—					-
Treasury shares withheld	(15)						(52)	(52)
Balance at December 31, 2021	30,264	$312	$164,199	$(114,549)	$(1,604)	$76	$(2,234)	$46,200

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Cash Flows

(in thousands of dollars)

	For the years ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$54	$(4,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	584	663
Amortization	157	185
Loss (gain) on sale of equipment	54	(5)
Provision for doubtful accounts, net of recoveries	(619)	(1,026)
Deferred income taxes	5	(38)
Stock-based compensation, net of forfeitures	82	290
Intangible assets abandonment	—	197
Gain of forgiveness on Paycheck Protection Plan Loan	(1,556)	—
Changes in operating assets and liabilities:
Accounts receivable	3,794	1,095
Inventories	(252)	171
Prepaid expenses, other current assets and other non-current assets	634	(161)
Accounts payable	(772)	198
Accrued liabilities and other non-current liabilities	(1,404)	2
Net cash provided by (used in) operating activities	761	(2,707)

INVESTING ACTIVITIES
Purchases of equipment and patents	(84)	(247)
Net cash used in investing activities	(84)	(247)

FINANCING ACTIVITIES
Proceeds from borrowings	—	1,556
Proceeds from sale of common stock issued in connection with private placement	25,812	—
Costs related to sale of common stock issued in connection with private placement	(1,783)	—
Proceeds from option exercises	—	296
Taxes paid on behalf of equity award participants	(52)	(570)
Net cash provided by financing activities	23,977	1,282
Effect of exchange rate fluctuations on cash	(206)	777
Net increase (decrease) in cash, cash equivalents and restricted cash	24,448	(895)
Cash, cash equivalents and restricted cash at beginning of period	12,606	13,501
Cash, cash equivalents and restricted cash at end of period	$37,054	$12,606

Supplemental Cash Flow Information:
Cash income taxes paid (received), net	$(51)	$95

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per-share data)

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Fuel Tech, Inc. and subsidiaries ("Fuel Tech", the "Company", "we", "us" or "our") develops and provides proprietary technologies for air pollution control, process optimization, water treatment, and advanced engineering services. Our primary focus is on the worldwide marketing and sale of Air Pollution Control (APC) technologies and our FUEL CHEM program.

The Company’s nitrogen oxide (NOx) reduction technologies reduce nitrogen oxide emissions from boilers, furnaces and other stationary combustion sources. To reduce NOx emissions, our technologies utilize advanced combustion modification techniques and post-combustion NOx control approaches including non-catalytic, catalytic and combined systems.  The Company also provides solutions for the mitigation of particulate matter, including particulate control with electrostatic precipitator products and services, and using Flue Gas Conditioning (FGC) systems which modify the ash properties of particulate for improved collection efficiency. Our FUEL CHEM program is based on proprietary TIFI® Targeted In-Furnace™ Injection technology, in combination with advanced Computational Fluid Dynamics (CFD) and Chemical Kinetics Modeling (CKM) boiler modeling, in the unique application of specialty chemicals to improve the efficiency, reliability, fuel flexibility, boiler heat rate, and environmental status of combustion units by controlling slagging, fouling, corrosion, and opacity. Water treatment technologies include DGI™ Dissolved Gas Infusion Systems which utilize a patented nozzle to deliver supersaturated oxygen solutions and other gas-water combinations to target process applications or environmental issues. This infusion process has a variety of applications in the water and wastewater industries, including remediation, aeration, biological treatment, and wastewater odor management.

Our business is materially dependent on the continued existence and enforcement of air quality regulations, particularly in the U.S. We have expended significant resources in the research and development of new technologies in building our proprietary portfolio of air pollution control, fuel and boiler treatment chemicals, computer modeling and advanced visualization technologies. Many of Fuel Tech's products and services rely heavily on the Company's CFD modeling capabilities, which are enhanced by internally developed, high-end visualization software.

International revenues were $4,746 and $3,928 for the years ended December 31, 2021 and 2020, respectively. These amounts represented 20% and 17% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. We have foreign offices in Beijing, China and Gallarate, Italy.

Basis of Presentation

The consolidated financial statements include the accounts of Fuel Tech and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The books and records of subsidiaries located in foreign countries are maintained according to generally accepted accounting principles in those countries. Upon consolidation, the Company evaluates the differences in accounting principles and determines whether adjustments are necessary to convert the foreign financial statements to the accounting principles upon which the consolidated financial statements are based. All intercompany transactions have been eliminated.

COVID-19 Pandemic

The effects of the coronavirus (COVID-19) global pandemic have presented significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. The COVID-19 pandemic has affected the Company's operations during the twelve months ended December 31, 2021 and 2020. Although the impact of the pandemic is difficult to quantify, the Company has experienced, and may continue to experience, reductions in demand for certain of products, due to soft electric demand and unplanned outage activities, and due to the delay or abandonment of ongoing or anticipated projects due to our customers', suppliers' and other third parties' financial distress or concern regarding the volatility of global markets.

Management cannot predict the full impact of the COVID-19 pandemic on the Company's sales and marketing channels and supply chains, and, as a result, the ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments. Such effects could exist for an extended period of time even after the pandemic comes to an end.

Private Placement Offering

On February 11, 2021, Fuel Tech entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), (i) 5,000,000 shares (the “Shares”) of common stock, (ii) and 2,500,000 warrants (the “Warrants”) exercisable for a total of 2,500,000 shares of common stock (the “Warrant Shares”) with an exercise price of $5.10 per Warrant Share, at a purchase price of $5.1625 per Share and associated warrant. The gross proceeds to the Company from the Private Placement were $25,812, before deducting placement agent fees and offering expenses of $1,783. Subject to certain ownership limitations, the Warrants are immediately exercisable upon issuance and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Warrant Shares for resale. In addition, the Company issued to the placement agent Warrants to purchase up to 350,000 shares of common stock.  The Placement Agent Warrants are exercisable at an exercise price of $6.45 per share of common stock and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Shares and Warrant Shares for resale. The receipt of these funds strengthen our current cash position and in conjunction with our net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

Liquidity

We have experienced declines in revenues and net losses in recent years. We continue to monitor our liquidity needs and have taken measures to reduce expenses and restructure operations, which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. As a result, we have evaluated our ongoing business needs, and considered the cash requirements of our APC and FUEL CHEM businesses. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, c) current availability of working capital, and d) support for our research and development initiatives. We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and long-term borrowings are reasonable estimates of their fair value due to their short-term nature or interest rates.

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

•

Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2021 and 2020.

Cash, cash equivalents and restricted cash

We include cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents. We have never incurred realized or unrealized holdings gains or losses on securities classified as cash equivalents. Income resulting from short-term investments is recorded as interest income. At December 31, 2021, we had cash on hand of approximately $886 at our Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China. Cash on hand at our Italy subsidiary totaled approximately $1,391 at December 31, 2021. Cash on hand at our Chilean subsidiary totaled approximately $244 at December 31, 2021.

Restricted cash represents funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A. At  December 31, 2021 the balance of restricted cash totaling $1,161 is comprised of $891 in current assets relating to existing standby letters of credit with varying maturity dates and expire no later than December 31, 2022 and $270 in long-term assets will remain through the expiration dates of the underlying standby letters of credit (the latest maturity date is February 1, 2023) with BMO Harris Bank N.A. Refer to Note 11 Debt Financing for further information on the Cash Collateral Security agreement with BMO Harris Bank N.A.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$35,893	$10,640
Restricted cash included in current assets	891	1,595
Restricted cash included in long-term assets	270	371
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$37,054	$12,606

Foreign Currency Risk Management

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

Accounts Receivable

Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes contract assets, billings occurring subsequent to revenue recognition under Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers. At December 31, 2021 and 2020, unbilled receivables were approximately $1,277 and $2,348, respectively. Refer to Note 2 for further detail.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2020	$1,816	$(498)	$(483)	$835
2021	$835	$227	$(839)	$223

Prepaid expenses and other current assets

Prepaid expenses and other current assets include Chinese banker acceptances of $55 and $549 as of December 31, 2021 and 2020, respectively. These are short-term commitments of typically three to six months for future payments and can be redeemed at a discount or applied to future vendor payments.

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At December 31, 2021, inventory included equipment constructed for resale of $227 and spare parts, net of reserves of $121. Usage is recorded in cost of sales in the period that parts were issued to a project or used to service equipment. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. The table below sets forth the components of the Excess and Obsolete Inventory Reserve for the years ended December 31.

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2020	$1,000	$—	$(93)	$907
2021	$907	$—	$20	$927

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

Accumulated Other Comprehensive Loss

	December 31,
	2021	2020
Foreign currency translation
Balance at beginning of period	$(1,370)	$(1,778)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(234)	408
Balance at end of period	$(1,604)	$(1,370)
Total accumulated other comprehensive loss	$(1,604)	$(1,370)

(1)	In all periods presented, there were no tax impacts related to rate changes.

Research and Development

Research and development costs are expensed as incurred. Research and development projects funded by customer contracts are reported as part of cost of goods sold. Internally funded research and development expenses are reported as operating expenses. The DGI™ equipment developed and constructed as part of our water treatment technologies is reported in Other assets on our Consolidated Balance Sheets.

Product/System Warranty

We typically warrant our air pollution control products and systems against defects in design, materials and workmanship for one to two years. A provision for estimated future costs relating to warranty expense is recorded when the products/systems become commercially operational.

Goodwill

Goodwill is tested for impairment at least annually as of the first day of our fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of our reporting units to their carrying values. We use a discounted cash flow (DCF) model to determine the current fair value of our two reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. For the APC business segment, the Company used working capital as a proxy of fair value for the business segment. Fuel Tech performed its annual goodwill impairment analysis for each of its reporting units as of October 1, 2021 and determined that no impairment of goodwill existed.

Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two reporting units for goodwill evaluation purposes: the FUEL CHEM technology segment and the APC technology segment. Goodwill of our reporting units is assigned upon acquisition after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. There is no goodwill associated with our APC technology segment. The entire goodwill balance of $2,116 was allocated to the FUEL CHEM technology segment as of December 31, 2021 and 2020. The Company did not recognize a charge for goodwill impairment for the periods ended December 31, 2021 and 2020.

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

During the year ended December 31, 2020, Fuel Tech recorded an abandonment charge of $197 due to the Company's decision to no longer maintain and defend certain patents and trademarks which are no longer contributing to operations. The abandonment charge was calculated by determining the net book values of the abandoned patent assets by deducting the accumulated amortization from the acquisition cost. The abandonment charge is included in Intangible assets abandonment and impairment line in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020. During the year ended December 31, 2021, Fuel Tech recorded no patent or trademark abandonment charges.

Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. The third-party costs capitalized as patent costs during the years ended December 31, 2021 and 2020 were $52 and $0, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.

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

Amortization expense from continuing operations for intangible assets was $157 and $185 for the years ended December 31, 2021 and 2020, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2021 and 2020, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2021			2020
Description of Other Intangibles	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent assets	1 - 20	789	(341)	448	1,310	(757)	553
Total		$789	$(341)	$448	$1,310	$(757)	$553

The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2022	$57
2023	57
2024	49
2025	28
2026	28
Thereafter	229
Total	$448

Property and Equipment

Property and equipment is stated at historical cost and does not include capital in process expenditures yet to be capitalized. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense from continuing operations was $584 and $663 for the years ended December 31, 2021 and 2020, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2021 and 2020, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life (years)	2021	2020
Land		$1,050	$1,050
Building	39	3,950	3,950
Building and leasehold improvements	3 - 39	2,626	2,886
Field equipment	3 - 4	11,787	19,748
Computer equipment and software	2 - 3	2,099	2,954
Furniture and fixtures	3 - 10	1,308	1,477
Vehicles	5	32	32
Construction in process		—	12
Total cost		22,852	32,109
Less accumulated depreciation		(18,243)	(26,889)
Total net book value		$4,609	$5,220

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

Leases

The Company applies the provisions of ASC 842, Leases. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Right-of-use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Operating ROU assets also include the impact of any lease incentives. Operating leases are included in right-of-use operating lease assets, operating lease liabilities - current, and operating lease liabilities - non-current on our Consolidated Balance Sheets.

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

Stock-Based Compensation

Our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), was adopted in May 2014 and allows for awards to be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan as of December 31, 2021. Based on the existing issued or reserved awards in Incentive Plan, there are 2,603,801 shares available to be used for future awards to participants in the Incentive Plan as of December 31, 2021.

Defined Contribution Plan

We have a retirement savings plan available for all our U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by the employees with additional contributions made at the discretion of the Board of Directors. Costs related to this plan were $206 and $222 in 2021 and 2020, respectively.

Basic and Diluted Earnings per Common Share

Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes (see Note 6). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. At December 31, 2021 and 2020, we had outstanding equity awards of 214,500 and 584,505, respectively, and 2,850,000 warrants at December 31, 2021, which were antidilutive for the purpose of calculation of the diluted earnings per share. As of December 31, 2020, 547,000 incremental equity awards were antidilutive because of the net loss in the year then ended. These equity awards could potentially dilute basic EPS in future years.

The table below sets forth the weighted-average shares used at December 31 in calculating earnings (loss) per share:

	2021	2020
Basic weighted-average shares	29,585,000	24,691,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested restricted stock units	109,000	—
Diluted weighted-average shares	29,694,000	24,691,000

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

For the year ended December 31, 2021, we had four customers which individually represented greater than 10% of revenues. Three customers primarily contributed revenues to the FUEL CHEM technology segment and one contributed revenue to the APC technology segment. In total these four customers represented 60% of consolidated revenues. We had no customer that accounted for greater than 10% of our current assets as of December 31, 2021.

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

Treasury Stock

We use the cost method to account for common stock repurchases. During the years ended December 31, 2021 and 2020, we withheld 15,162 and 152,257 shares of our common stock, valued at approximately $52 and $570, respectively, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. Refer to Note 5, “Treasury Stock,” for further discussion.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This guidance amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will become effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently in the process of evaluating the impact of adoption, but we do not believe the adoption of this standard will have a material impact on our financial statements.

2.     REVENUE RECOGNITION

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Twelve Months Ended December 31,
	2021	2020
Air Pollution Control
Technology solutions	$4,189	$5,668
Spare parts	1,138	906
Ancillary revenue	1,569	1,983
Total Air Pollution Control Technology	6,896	8,557
FUEL CHEM
FUEL CHEM technology solutions	17,365	13,993
Total Revenues	$24,261	$22,550

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Twelve Months Ended December 31,
	2021	2020
United States	$19,515	$18,622
Foreign Revenues
Americas	356	549
Europe	1,894	1,656
Asia	2,496	1,723
Total Foreign Revenues	4,746	3,928
Total Revenues	$24,261	$22,550

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Twelve Months Ended December 31,
	2021	2020
Products transferred at a point in time	$20,072	$15,787
Products and services transferred over time	4,189	6,763
Total Revenues	$24,261	$22,550

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control Technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For the FUEL CHEM technology segment, deliveries made in the current period but billed in subsequent periods are also considered contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2021 and 2020, contract assets for APC technology projects were approximately $1,277 and $2,079, respectively, and $0 and $269, respectively, for the FUEL CHEM technology segment, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $390 and $850 at December 31, 2021 and 2020, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the year ended  December 31, 2021, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $776 and $565 for the years ended December 31, 2021 and 2020, respectively, which represented primarily revenue from progress toward completion of our APC technology contracts.

As of December 31, 2021 we had no construction contracts in progress that were identified as a loss contract. As of December 31, 2020, we had one construction contract in progress that was identified as a loss contract and a provision for losses of $176 was recorded in other accrued liabilities on the consolidated balance sheet. Refer to Note 9 for an accrual related to equipment failure issue with a customer that requires remedy under the warranty provision of the customer contract.

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of Air Pollution Control technology booked orders for which work has not been performed. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $9,119. The Company expects to recognize revenue on approximately $5,608 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

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

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	December 31, 2021	December 31, 2020
Trade receivables	$2,122	$5,015
Unbilled receivables	1,277	2,348
Other short-term receivables	83	20
Allowance for doubtful accounts	(223)	(835)
Total accounts receivable	$3,259	$6,548

3.     INCOME TAXES

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

●	Allowed taxpayers the carryback of Net Operating Losses (NOL) as a result of tax years beginning after December 31, 2017, but before January 1, 2021 for the five prior years of the generated loss.

The components of loss before taxes for the years ended December 31 are as follows:

Origin of income before taxes	2021	2020
United States	$798	$(3,411)
Foreign	(730)	(810)
Income (loss) before income taxes	$68	$(4,221)

Significant components of income tax benefit (expense) for the years ended December 31 are as follows:

	2021	2020
Current:
Federal	$—	$—
State	(9)	(7)
Foreign	—	(88)
Total current	(9)	(95)
Deferred:
Federal	—	22
State	(5)	16
Total deferred	(5)	38
Income tax expense	$(14)	$(57)

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2021	2020
Provision at the U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	(15.5)%	1.5%
Foreign tax rate differential	(30.2)%	0.5%
Valuation allowance	(1504.6)%	(13.9)%
Chile outside basis differential	34.4%	—%
PPP Loan Forgiveness	(484.6)%	—%
Accrual to return	(329.3)%	—%
Research and development credit	(144.9)%	—%
State rate change	(124.0)%	(6.5)%
China deferred adjustment	1006.0%	—%
China enterprise tax	—%	(2.1)%
Share based compensation	1590.3%	(2.0)%
Other true up	—%	(2.7)%
Intangible assets impairment and other non-deductibles	—%	1.8%
Other	2.0%	1.0%
Income tax (expense) benefit effective rate	20.6%	(1.4)%

The deferred tax assets and liabilities at December 31 are as follows:

	2021	2020
Deferred tax assets:
Stock compensation expense	$173	$1,240
Goodwill	591	986
Royalty accruals	10	560
Bad debt allowance	51	338
Net operating loss carryforwards	11,950	10,959
Credit carry-forwards	992	841
Inventory reserve	217	206
Depreciation	556	499
Other	376	334
Total deferred tax assets	14,916	15,963
Deferred tax liabilities:
Intangible assets	(105)	(126)
Total deferred tax liabilities	(105)	(126)
Net deferred tax asset before valuation allowance	14,811	15,837
Valuation allowances for deferred tax assets	(14,950)	(15,971)
Net deferred tax liability	$(139)	$(134)

The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2020	$15,394	577	—	$15,971
2021	$15,971	(1,021)	—	$14,950

For the years ended December 31, 2021 and 2020, there were exercises of stock options of $0 and $296, respectively.

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

We recognize interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. There were no interest and penalties recognized in income tax expense during the years ended December 31, 2021 and 2020. There were no unrecognized tax benefits as of December 31, 2021 and 2020.

We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2018 through 2020; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2013 through 2020 based on local statutes.

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

As required by ASC 740, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We have approximately $27,701 of U.S. net operating loss carryforwards available to offset future U.S. taxable income as of December 31, 2021.  The net operating loss carry-forwards related to tax losses generated in years ending December 31, 2017 and before in the U.S. totaling $10,733 begin to expire in 2034.  Further, we have tax loss carry-forwards of approximately $6,847 available to offset future foreign income in Italy as of December 31, 2021. We have recorded a full valuation allowance against the deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to utilize the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated in prior years in Italy. Finally, we have tax loss carry-forwards of approximately $13,476 available to offset future foreign income in China as of December 31, 2021. The net operating loss carry-forwards related to tax losses generated in prior years in China expire in 2022.

As of December 31, 2019, the investment in Fuel Tech S.p.A (Chile) was no longer considered to be indefinite and a provision for deferred U.S. income taxes was recorded. As of December 31, 2020, the provision for deferred U.S. income taxes related to the Fuel Tech S.p.A (Chile) investment was $155. As of December 31, 2021, Fuel Tech S.p.A (Chile) was still included in continuing operations. As a result an additional ($19) was recorded, adjusting the total consideration to $136. The deferred income taxes associated with this investment are offset by a valuation allowance of ($136).

4.     COMMON STOCK

At December 31, 2021 and 2020, respectively, we had 31,227,300 and 25,639,702 shares of common stock issued and 30,263,791 and 25,228,951 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 6). As of December 31, 2021, we had 5,600,676 shares reserved for issuance upon the exercise or vesting of equity awards, of which 434,500 are stock options that are currently exercisable (see Note 8).

5.     TREASURY STOCK

Common stock held in treasury totaled 963,509 and 948,347 with a cost of $2,234 and $2,182 at December 31, 2021 and 2020, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the periods presented.

6.     NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

At December 31, 2021 and 2020, we had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (Loan Notes) outstanding. The Loan Notes are convertible at any time into common stock at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2021, the nil coupon loan notes were convertible into 6,715 shares of common stock. Based on our closing stock price of $1.40 at December 31, 2021, the aggregate fair value of the common stock that the holders would receive if all the loan notes were converted would be approximately $9, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of our dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheets. The notes do not hold distribution or voting rights unless and until converted into common stock.

For the years ended December 31, 2021 and 2020, there were no Loan Notes repurchased by the Company.

7. WARRANTS

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

The calculated fair value allocated to the warrants is $7,337.  This amount has been recorded as Additional paid in capital - warrants and is shown net in the Additional paid in capital line of the consolidated balance sheets.

The issuance of warrants to purchase shares of the Company's common stock are summarized as follows:

Shares
Outstanding as of December 31, 2020	—
Granted	2,850,000
Exercised	—
Outstanding as of December 31, 2021	2,850,000

The following table summarizes information about warrants outstanding and exercisable at December 31, 2021:

	Number	Weighted-Average
	Outstanding/	Remaining Life	Weighted-Average
Range of Exercise Price	Exercisable	in Years	Exercise Price
$5.10	2,500,000	4.62	$5.10
$6.45	350,000	4.62	$6.45
	2,850,000

8.     STOCK-BASED COMPENSATION

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan which includes 1,200,000 additional shares as a result of an amendment to the Incentive Plan approved by our stockholders in May 2018. At December 31, 2021, we had 2,603,801 equity awards available for issuance under the Incentive Plan.

We did not record any excess tax benefits within income tax expense for the years ended December 31, 2021 and 2020. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general and administrative costs in our consolidated statements of operations. The components of stock-based compensation from continuing operations for the years ended December 31, 2021 and 2020 were as follows:

	For the Year Ended December 31,
	2021	2020
Stock options and restricted stock units, net of forfeited	$82	$290
After-tax effect of stock based compensation	$82	$290

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

There were no stock options granted during the years ended December 31, 2021 and 2020.

The following table presents a summary of our stock option activity and related information for the years ended December 31:

	2021		2020
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	484,500	$3.57	747,500	$3.33
Granted	—	—	—	—
Exercised	—	—	(183,000)	1.61
Expired or forfeited	(50,000)	8.16	(80,000)	5.79
Outstanding at end of year	434,500	$3.05	484,500	$3.57
Exercisable at end of year	434,500	$3.05	484,500	$3.57
Weighted-Average Remaining Contractual Life (years)		3.08		3.70
Aggregate Intrinsic Value		$38		$488

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $1.40 as of December 31, 2021, which would have been received by the option holders had those options holders exercised their stock options as of that date.

The following table summarizes information about stock options outstanding at December 31, 2021:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.96 - $1.27	88,000	5.9	$0.97
$1.28 - $3.00	132,000	3.6	2.26
$3.01 - $4.54	120,000	1.0	3.72
$4.55 - $5.22	94,500	2.4	5.22
	434,500	3.1	$3.05

As of and for the 12 months ended December 31, 2021, there was no non-vested stock option activity and no total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. Fuel Tech received proceeds of $0 and $296 from the exercise of stock options in the years ended December 31, 2021 and 2020, respectively. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements. Shares received for exercise of stock options come from newly issued shares.

Restricted Stock Units

RSUs granted to employees vest over time based on continued service (typically vesting over a period between two and four years). Such time-vested RSUs are valued at the date of grant using the intrinsic value method based on the closing price of the common stock on the grant date. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.

In addition to the time vested RSUs, the Company entered into a 2021 Executive Performance RSU Award Agreement with certain officers, including its President and Chief Executive Officer pursuant to which each 2021 Participating Executive will have the opportunity to earn a specified amount of RSUs. The amount of RSUs awarded, if any, will be based on the Company’s achievement of varying levels of operating income before the impact of incentive pay (but including adjustments to reflect the payment of sales commissions) in fiscal 2021, as determined by the Company, in its sole discretion. Nevertheless, no Participating Executive will be entitled to any such RSUs unless the Company achieves a minimum of $1 million in Operating income in 2021. If awarded, such RSUs will vest in equal amounts (i.e., 1/3, 1/3 and 1/3) over three years commencing one year after the grant date based on continued service. Such RSUs are valued at the date of grant based on the closing price of the Company’s common stock on the grant date. No RSUs were issued and no expense reflected in the financial statements for these awards as the achievement was not achieved.

During the years ended December 31, 2021 and 2020, there were 50,002 and 605,630 restricted stock units that vested with a grant date fair value of $75 and $658, respectively. As of December 31, 2021, there was $18 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 0.2 years.

A summary of restricted stock unit activity for the years ended December 31, 2021 and 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2019	775,635	$1.47
Forfeited	(70,000)	1.03
Vested	(605,630)	1.09
Unvested restricted stock units at December 31, 2020	100,005	1.50
Forfeited	(5,000)	0.97
Vested	(50,002)	1.50
Unvested restricted stock units at December 31, 2021	45,003	$1.51

Deferred Directors Fees

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech common stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2021 and 2020, there was no stock-based compensation expense under the Deferred Plan.

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

As of December 31, 2021 and 2020 a charge of $0 and $176, respectively, was recorded in the other accrued liabilities line of the Consolidated Balance Sheets. During the third quarter of 2020, the Company was notified of an equipment component failure at a foreign customer location. The failure was remedied under the warranty provision of the contracts that was in place with the customer and supplier and was completed in the third quarter of 2021. In 2018, the Company was notified of a certain non-conformance issue with a U.S. customer associated with equipment that requires remedy under the warranty provision of the contract. During the second quarter of 2020 a charge of $1,150 to remedy this non-conformance issue was incurred. Offsetting this amount was a reversal of $499 of expense to reduce the allowance of doubtful accounts that had been previously reserved. The Company has completed all work associated with this issue. During the third quarter of 2020, the Company settled an outstanding claim with our insurance provider for these remediation efforts and recorded a receivable in the amount of $2,589. The settlement is recorded in the cost of sales line on the Consolidated Statement of Operations.  Collection of the funds was completed in October 2020.

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

As of December 31, 2021, we had outstanding bank performance guarantees and letters of credit in the amount of $1,104 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees and letters of credit expire in dates ranging from January 2022 through February 2023. The expiration dates may be extended if the project completion dates are extended. Our management believes it is probable that these projects will be successfully completed and that there will not be a material adverse impact on our operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.

Product Warranties

Fuel Tech issues a standard product warranty with the sale of our products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. There was no change in the warranty liability included in the Other accrued liabilities line of the Consolidated Balance Sheet in 2021 and 2020. The warranty liability balance was $159 at December 31, 2021 and 2020.

10.     LEASES

The terms of the Company’s three primary office space lease arrangements are as follows:

•	The Gallarate, Italy building lease, for approximately 1,335 square feet, runs through April 30, 2025. This facility serves as the operating headquarters for our European operations.
•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs through December 31, 2023. This facility serves as an outside warehouse facility.
•	The Overland Park, KS lease, for approximately 600 square feet, runs through October 15, 2022. This facility serves primarily as a sales office.

The Company also has three additional operating leases related to certain office equipment and company leased vehicles and one short-term lease. Our leases have remaining lease terms of 0.2 years to 3.3 years. As of December 31, 2021, we have one new three-year equipment lease that has not yet commenced for $64. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense for the years ended December 31, 2021 is as follows:

	2021	2020
Operating lease cost	$198	$205
Short-term lease cost	21	20
Total lease cost	$219	$225

The weighted average remaining lease term was 2.30 years as of December 31, 2021. The weighted average discount rate was 4.52% as of December 31, 2021.

Remaining maturities of our existing lease liabilities as of December 31, 2021 were as follows:

Year Ending December 31,	Operating Leases
2022	$132
2023	114
2024	28
2025	7
Thereafter	—
Total lease payments	$281
Less imputed interest	(46)
Total	$235

The following is the balance sheet classification of our existing lease liabilities:

	2021	2020
Operating lease liabilities - current	$113	$149
Operating lease liabilities - non-current	122	237
Total operating lease liabilities	$235	$386

Supplemental cash flow information related to leases was as follows:

	For the Twelve Months ended December 31, 2021	For the twelve months ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$178	$192
Leased assets obtained in exchange for operating lease liabilities	158	179

11.     DEBT FINANCING

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At December 31, 2021, the Company had outstanding standby letters of credit totaling approximately $1,104 under the BMO Harris agreement. As of December 31, 2021, the Company held $1,161 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

On April 17, 2020, the Company received $1,556 in loan proceeds from the Paycheck Protection Program (PPP), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act and administered by the U.S. Small Business Administration (SBA). The unsecured loan is evidenced by a promissory note of the Company dated April 15, 2020 in the principal amount of $1,556, issued to BMO Harris Bank N.A., the lender.

On January 8, 2021, the Company received full forgiveness from the SBA for the entire balance of loan proceeds used to fund its qualified payroll expenses. The Company accounted for the PPP Loan as debt in accordance with ASC 470, Debt and accrued interest in accordance with the interest method under ASC 835-30.  When the loan was forgiven, the Company reduced the non-current liability by the amount forgiven and recorded other income in the Consolidated Statement of Operations. The SBA has the right to audit the loan forgiveness for 6 years after the date the loan was forgiven.

12.     BUSINESS SEGMENT AND GEOGRAPHIC FINANCIAL DATA

Business Segment Financial Data

We segregate our financial results into two reportable segments representing two broad technology segments as follows:

•

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas or coal from boilers, incinerators, furnaces and other stationary combustion sources. These include OFA systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction systems, and Selective Catalytic Reduction (SCR) systems. Our SCR systems can also include Ammonia Injection Grid, and GSG™ Graduated Straightening Grid systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

•

The FUEL CHEM® technology segment, which uses chemical processes in combination with advanced CFD and CKM boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in coal-fired furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology.

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

Information about reporting segment net sales and gross margin from continuing operations are provided below:

For the year ended December 31, 2021	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$6,896	$17,365	$—	$24,261
Cost of sales	(3,529)	(8,834)	—	(12,363)
Gross margin	3,367	8,531	—	11,898
Selling, general and administrative	—	—	(12,055)	(12,055)
Research and development	—	—	(1,332)	(1,332)
Operating income (loss) from continuing operations	$3,367	$8,531	$(13,387)	$(1,489)

For the year ended December 31, 2020	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$8,557	$13,993	$—	$22,550
Cost of sales	(4,583)	(7,329)	—	(11,912)
Gross margin	3,974	6,664	—	10,638
Selling, general and administrative	—	—	(13,600)	(13,600)
Research and development	—	—	(1,177)	(1,177)
Intangible assets abandonment	—	—	(197)	(197)
Operating income (loss) from continuing operations	$3,974	$6,664	$(14,974)	$(4,336)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the customer. Assets are those directly associated with operations of the geographic area.

For the years ended December 31,	2021	2020
Revenues:
United States	$19,515	$18,622
Foreign	4,746	3,928
	$24,261	$22,550

As of December 31,	2021	2020
Assets:
United States	$46,271	$24,524
Foreign	3,703	5,564
	$49,974	$30,088

13.     RESTRUCTURING ACTIVITIES

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China (Beijing Fuel Tech). This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business includes staff rationalization, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the remaining activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $6) in addition to collection efforts for the remaining accounts receivable.

The following table presents our revenues and net loss in China for the years ended December 31, 2021 and 2020:

	2021	2020
Total revenues	$22	$25
Net loss	(114)	(281)

The following table presents net assets in China for the years ended December 31, 2021 and 2020:

	2021	2020
Total assets	$1,235	$2,463
Total liabilities	92	396
Total net assets	$1,143	$2,067

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The Company recorded no restructuring charges for the years ended December 31, 2021 and 2020.

14.     ACCRUED LIABILITIES

The components of other accrued liabilities are as follows:

	As of
	December 31, 2021	December 31, 2020
Contract liabilities (Note 2)	$390	$850
Accrued remediation contingency (Note 9)	—	176
Other accrued liabilities	471	1,073
Total other accrued liabilities	$861	$2,099

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in our definitive Proxy Statement related to the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.

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

Other information concerning our directors and executive officers and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in our Proxy Statement related to the 2022 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item will be set forth under the caption “Executive Compensation” in our definitive Proxy Statement and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2021, under which our securities were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	479,503	$3.05	2,603,801

In addition to the plans listed above, we have a Deferred Compensation Plan for directors under which 100,000 shares of common stock have been reserved for issuance as deferred compensation with respect to director's fees.

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for Years Ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Loss for Years Ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3)  Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/5/2006
3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/5/2006
3.3	Amended and Restated By-Laws of Fuel Tech, Inc. dated as of May 28, 2015		8-K		3.1	6/1/2015
4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	9/30/2009	4.1	11/4/2009
4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	9/30/2009	4.2	11/4/2009
4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	9/30/2009	4.3	11/4/2009
4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/2/2006
4.5*	Fuel Tech, Inc. 2014 Long-Term Incentive Plan		S-8		4.1	3/31/2014
4.6*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/2006	4.6	3/6/2007
4.7	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Non-Employee Director's Stock Option Agreement		10-Q	6/30/2014	4.2	8/11/2014
4.8*	Fuel Tech, Inc. Form of Common Stock Warrant		8-K		4.1	2/18/2021
4.9*	Fuel Tech, Inc. Form of Placement Agent Warrant		8-K		4.2	2/18/2021
4.10*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement (2014 Long-Term Incentive Plan)		10-Q	6/30/2014	4.1	8/11/2014
4.11*	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Stock Option Agreement		10-Q	3/31/2015	10.2	5/11/2015
4.12*	Fuel Tech, Inc. Form of 2020 Executive Performance RSU Award Agreement		8-K		10.1	3/2/2020
4.13*	Fuel Tech, Inc. Form of 2021 Executive Performance RSU Award Agreement		8-K		10.1	3/3/2021

10.1	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.	8-K	99.1	2/7/2007
10.2*	2020 Corporate Incentive Plan of Fuel Tech, Inc.		8-K		10.2	3/2/2020
10.3*	2021 Corporate Incentive Plan of Fuel Tech, Inc.		8-K		10.2	3/3/2021
10.4*	2020 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/12/2019
10.5*	2021 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/21/2020
10.6*	2022 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/14/2021
10.7*	2021 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/21/2020
10.8*	2020 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/12/2019
10.9*	2022 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/14/2021
10.10*	Employment Agreement dated August 31, 2009, between William E. Cummings, Jr. and Fuel Tech, Inc.		10-K	12/31/2009	10.10	3/14/2010
10.11*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.		10-K	12/31/2011	10.21	3/5/2012
10.12*	Engagement Letter, dated February 11, 2021, by and between Fuel Tech, Inc. and H.C. Wainwright & Co.		8-K		1.1	2/18/2021
10.13*	Employment Agreement, dated July 8, 1996, between Ellen T. Albrecht and Fuel Tech, Inc.	X
10.35*	Form of Securities Purchase Agreement		8-K		10.1	2/18/2021
10.36*	Form of Registration Rights Agreement		8-K		10.2	2/18/2021
23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.1 INS	Inline XBRL Instance Document.

101.2 SCH	Inline XBRL Taxonomy Extension Schema Document.

101.3 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 8, 2022	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2022	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Treasurer and Controller
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.

Date: March 8, 2022

Signature	Title

/s/ Vincent J. Arnone	President and Chief Executive Officer (Principal Executive Officer)
Vincent J. Arnone

/s/ Ellen T. Albrecht	Vice President, Treasurer and Controller (Principal Financial Officer)
Ellen T. Albrecht

/s/ Douglas G. Bailey	Director
Douglas G. Bailey

/s/ Thomas S. Shaw, Jr.	Director
Thomas S. Shaw, Jr.

/s/ Dennis L. Zeitler	Director
Dennis L. Zeitler

/s/ Sharon L. Jones	Director
Sharon L. Jones