Form 10-Q
period 2022-03-31
FUEL TECH, INC.
filed 2022-05-10
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

On April 29, 2022 there were outstanding 30,296,297 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the three-month period ended March 31, 2022

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$34,174	$35,893
Restricted cash	1,066	891
Accounts receivable, net	4,795	3,259
Inventories, net	361	348
Prepaid expenses and other current assets	1,060	1,074
Total current assets	41,456	41,465
Property and equipment, net of accumulated depreciation of $18,325 and $18,243, respectively	4,554	4,609
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $355 and $341, respectively	448	448
Restricted cash	—	270
Right-of-use operating lease assets	210	242
Other assets	837	824
Total assets	$49,621	$49,974
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,240	$1,561
Accrued liabilities:
Operating lease liabilities - current	106	113
Employee compensation	637	688
Other accrued liabilities	999	861
Total current liabilities	3,982	3,223
Operating lease liabilities - non-current	98	122
Deferred income taxes, net	139	139
Other liabilities	269	290
Total liabilities	4,488	3,774
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,272,303 and 31,227,300 shares issued, and 30,296,297 and 30,263,791 shares outstanding, respectively	313	312
Additional paid-in capital	164,216	164,199
Accumulated deficit	(115,547)	(114,549)
Accumulated other comprehensive loss	(1,674)	(1,604)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,251)	(2,234)
Total stockholders’ equity	45,133	46,200
Total liabilities and stockholders’ equity	$49,621	$49,974

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$5,535	$5,033
Costs and expenses:
Cost of sales	3,245	2,675
Selling, general and administrative	3,054	3,100
Research and development	220	415
	6,519	6,190
Operating loss	(984)	(1,157)
Interest expense	(5)	(4)
Interest income	1	1
Other (expense) income, net	(10)	1,558
(Loss) income before income taxes	(998)	398
Income tax expense	—	—
Net (loss) income	$(998)	$398
Net (loss) income per common share:
Basic net (loss) income per common share	$(0.03)	$0.01
Diluted net (loss) income per common share	$(0.03)	$0.01
Weighted-average number of common shares outstanding:
Basic	30,267,000	27,510,000
Diluted	30,267,000	27,737,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net (loss) income	$(998)	$398
Other comprehensive loss:
Foreign currency translation adjustments	(70)	(193)
Comprehensive (loss) income	$(1,068)	$205

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2021:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2020	25,229	$262	$140,138	$(114,603)	$(1,370)	$76	$(2,182)	$22,321
Net income	—	—	—	398	—	—	—	398
Foreign currency translation adjustments	—	—	—	—	(193)	—	—	(193)
Stock compensation expense	—	—	20	—	—	—	—	20
Common stock issued in connection with private placement, net	5,000	50	23,979	—	—	—	—	24,029
Common shares issued upon vesting of restricted stock units	50	—	—	—	—	—	—	—
Taxes paid on behalf of equity award participants	(15)	—	—	—	—	—	(52)	(52)
Balance at March 31, 2021	30,264	$312	$164,137	$(114,205)	$(1,563)	$76	$(2,234)	$46,523

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2022:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2021	30,264	$312	$164,199	$(114,549)	$(1,604)	$76	$(2,234)	$46,200
Net loss	—	—	—	(998)	—	—	—	(998)
Foreign currency translation adjustments	—	—	—	—	(70)	—	—	(70)
Stock compensation expense	—	—	18	—	—	—	—	18
Common shares issued upon vesting of restricted stock units	45	1	(1)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(13)	—	—	—	—	—	(17)	(17)
Balance at March 31, 2022	30,296	$313	$164,216	$(115,547)	$(1,674)	$76	$(2,251)	$45,133

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities
Net (loss) income	$(998)	$398
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	94	168
Amortization	14	34
Loss on disposal of equipment	—	2
Provision for doubtful accounts, net of recoveries	(25)	47
Stock-based compensation, net of forfeitures	18	20
Gain of forgiveness on Paycheck Protection Plan Loan	—	(1,556)
Changes in operating assets and liabilities:
Accounts receivable	(1,520)	1,831
Inventories	(13)	(59)
Prepaid expenses, other current assets and other non-current assets	(3)	422
Accounts payable	682	(874)
Accrued liabilities and other non-current liabilities	5	(658)
Net cash used in operating activities	(1,746)	(225)
Investing Activities
Purchases of equipment and patents	(53)	(4)
Net cash used in investing activities	(53)	(4)
Financing Activities
Proceeds from sale of common stock issued in connection with private placement	—	25,812
Costs related to sale of common stock issued in connection with private placement	—	(1,783)
Taxes paid on behalf of equity award participants	(17)	(52)
Net cash (used in) provided by financing activities	(17)	23,977
Effect of exchange rate fluctuations on cash	2	(223)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,814)	23,525
Cash, cash equivalents, and restricted cash at beginning of period (Note 2)	37,054	12,606
Cash, cash equivalents and restricted cash at end of period (Note 2)	$35,240	$36,131

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

The Company’s nitrogen oxide (NOx) reduction technologies reduce nitrogen oxide emissions from boilers, furnaces, and other stationary combustion sources. To reduce NOx emissions, our technologies utilize advanced combustion modification techniques and post-combustion NOx control approaches including non-catalytic, catalytic, and combined systems. The Company also provides solutions for the mitigation of particulate matter, including particulate control with electrostatic precipitator products and services, and using flue gas conditioning systems which modify the ash properties of particulate for improved collection efficiency. The Company’s FUEL CHEM® technology improves the efficiency, reliability, fuel flexibility, boiler heat rate, and environmental status of combustion units by controlling slagging, fouling, corrosion, and opacity. Water treatment technologies include DGI™ Dissolved Gas Infusion Systems which utilize a patented nozzle to deliver supersaturated oxygen solutions and other gas-water combinations to target process applications or environmental issues. This infusion process has a variety of applications in the water and wastewater industries, including remediation, aeration, biological treatment, and wastewater odor management.

Many of Fuel Tech’s products and services rely heavily on the Company’s Computational Fluid Dynamics modeling capabilities, which are enhanced by internally developed, high-end visualization software.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of Fuel Tech's financial position, cash flows, and results of operations for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2021 as filed with the Securities and Exchange Commission.

COVID-19 Pandemic and Geopolitical Events

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

Geopolitical events and global economic sanctions resulting from the ongoing conflict between Russia and Ukraine may impact new or existing projects and the prices and availability of raw materials, energy and other materials. These events may also impact energy and regulatory policy nationally or regionally for the impacted regions.

Management cannot predict the full impact of the COVID-19 pandemic and geopolitical events on the Company’s sales and marketing channels and supply chain, and as a result, the ultimate extent of the effects on the Company is highly uncertain and will depend on future developments. Such effects could exist for an extended period of time. The Company continues to monitor the potential impacts on the business.

2.     Summary of Significant Accounting Policies

Restricted cash

Restricted cash as of March 31, 2022 represents funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A. The balance of restricted cash totaling $1,066 is comprised of current assets relating to existing standby letters of credit with varying maturity dates, the latest maturity date is February 1, 2023, with BMO Harris Bank N.A.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	March 31,
	2022	2021
Cash and cash equivalents	$34,174	$35,711
Restricted cash included in current assets	1,066	150
Restricted cash included in long-term assets	—	270
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$35,240	$36,131

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At  March 31, 2022 and December 31, 2021, inventory included equipment constructed for resale of $227 and $227, respectively, and spare parts, net of reserves of $134 and $121, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used.

3.     Revenue

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended
	March 31,
	2022	2021
Air Pollution Control
Technology solutions	$1,841	$373
Spare parts	96	180
Ancillary revenue	267	354
Total Air Pollution Control technology revenues	2,204	907
FUEL CHEM
FUEL CHEM technology solutions	3,331	4,126
Total Revenues	$5,535	$5,033

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Three Months Ended
	March 31,
	2022	2021
United States	$3,688	$4,463
Foreign Revenues
Latin America	69	75
Europe	404	375
Asia	1,374	120
Total Foreign Revenues	1,847	570
Total Revenues	$5,535	$5,033

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended
	March 31,
	2022	2021
Products transferred at a point in time	$3,694	$4,660
Products and services transferred over time	1,841	373
Total Revenues	$5,535	$5,033

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control (APC) technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For the FUEL CHEM technology segment, deliveries made in the current period but billed in subsequent periods are also considered unbilled receivables (contract assets). These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At March 31, 2022 and December 31, 2021, contract assets for APC technology projects were approximately $2,222 and $1,277, respectively, and are included in accounts receivable on the condensed consolidated balance sheets. There were no contract assets for the FUEL CHEM technology segment as of  March 31, 2022 or  December 31, 2021.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $522 and $390, at March 31, 2022 and December 31, 2021, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the three month period ended March 31, 2022, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $230 for the three months ended March 31, 2022 and $108 for three months ended March 31, 2021, which represented primarily revenue from progress towards completion of our APC technology contracts.

As of March 31, 2022 and December 31, 2021, we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of APC technology booked orders for which work has not been performed. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $9,552. The Company expects to recognize revenue on approximately $7,403 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	March 31, 2022	December 31, 2021
Trade receivables	$2,681	$2,122
Unbilled receivables	2,222	1,277
Other short-term receivables	90	83
Allowance for doubtful accounts	(198)	(223)
Total accounts receivable	$4,795	$3,259

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through March 31, 2022 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $6) in addition to collection efforts for the remaining accounts receivable.

The following table presents our revenues and net income (loss) for 2022 and 2021 in China as follows:

	Three Months Ended
	March 31,
	2022	2021
Total revenues	$1	$11
Net (loss) income	(13)	25

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses, and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The following table presents net assets in China as follows:

	As of
	March 31, 2022	December 31, 2021
Total assets	$1,232	$1,235
Total liabilities	98	92
Total net assets	$1,134	$1,143

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended
	March 31,
	2022	2021
Foreign currency translation
Balance at beginning of period	$(1,604)	$(1,370)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(70)	(193)
Total accumulated other comprehensive loss	$(1,674)	$(1,563)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 976,006 and 963,509 with a cost of $2,251 and $2,234 at March 31, 2022 and December 31, 2021, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. For the three months ended March 31 2022, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss. For the three months ended March 31, 2021, basic earnings per share has been adjusted to include dilutive options and RSU's.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021
Basic weighted-average shares	30,267,000	27,510,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested RSUs	—	227,000
Diluted weighted-average shares	30,267,000	27,737,000

For the three months ended March 31, 2022 and 2021, Fuel Tech had outstanding equity awards of 346,500 and 144,500, respectively, and warrants of 2,850,000 in both periods, which were antidilutive for the purpose of the calculation of diluted earnings per share. For the three month period ended March 31, 2022, Fuel Tech had 56,000 incremental equity awards that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

8.     Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants, or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of March 31, 2022, Fuel Tech had 2,616,298 shares available for share-based awards under the Incentive Plan.

We did not record any excess tax benefits within income tax expense for the three months ended March 31, 2022. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three months ended March 31, 2022. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021
Stock options and restricted stock units, net of forfeited	$18	$20
After-tax effect of stock-based compensation	$18	$20

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

Stock option activity for Fuel Tech’s Incentive Plans for the three months ended March 31, 2022 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2022	434,500	$3.05
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding on March 31, 2022	434,500	$3.05	2.84	$43
Exercisable on March 31, 2022	434,500	$3.05	2.84	$43

As of March 31, 2022, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

Restricted Stock Units

RSUs granted to employees vest over time based on continued service (typically vesting over a period between two and four years). Such time-vested RSUs are valued at the date of grant using the intrinsic value method based on the closing price of the Common Shares on the grant date. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period. At  March 31, 2022, there is no unvested restricted stock units and no unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan.

A summary of restricted stock unit activity for the three months ended March 31, 2022 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2022	45,003	$1.51
Granted	—	—
Forfeited	—	—
Vested	(45,003)	1.51
Unvested restricted stock units at March 31, 2022	—	$—

The fair value of restricted stock that vested during the three month period ending March 31, 2022 was $68.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with Accounting Standards Codification (ASC) 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the three month periods ended March 31, 2022 and 2021, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

The following table summarizes information about warrants outstanding and exercisable at March 31, 2022:

Range of Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	4.37	$5.10
$6.45	350,000	4.37	$6.45
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

On January 8, 2021, the Company received full forgiveness from the SBA for the entire balance of loan proceeds used to fund its qualified payroll expenses. The Company accounted for the PPP Loan as debt in accordance with Financial Accounting Standards Board (FASB) ASC 470, Debt and accrued interest in accordance with the interest method under FASB ASC 835-30. When the loan was forgiven, the Company reduced the non-current liability by the amount forgiven and recorded other income in the Condensed Consolidated Statement of Operations.

11.     Business Segment and Geographic Financial Data

Business Segment Financial Data

We segregate our financial results into two reportable segments representing two broad technology segments as follows:

•

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas or coal from boilers, incinerators, furnaces, and other stationary combustion sources. These include Over-Fire Air systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction systems, and Selective Catalytic Reduction (SCR) systems. Our SCR systems can also include Ammonia Injection Grid, and Graduated Straightening Grid GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. Electrostatic Precipitator technologies make use of electrostatic precipitator products and services to reduce particulate matter. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

•

The FUEL CHEM® technology segment, which uses chemical processes in combination with advanced Computational Fluid Dynamics and Chemical Kinetics Modeling boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology.

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

Information about reporting segment net sales and gross margin from operations are provided below:

	Air Pollution	FUEL CHEM
Three months ended March 31, 2022	Control Segment	Segment	Other	Total
Revenues from external customers	$2,204	$3,331	$—	$5,535
Cost of sales	(1,429)	(1,816)	—	(3,245)
Gross margin	775	1,515	—	2,290
Selling, general and administrative	—	—	(3,054)	(3,054)
Research and development	—	—	(220)	(220)
Operating income (loss) from operations	$775	$1,515	$(3,274)	$(984)

	Air Pollution	FUEL CHEM
Three months ended March 31, 2021	Control Segment	Segment	Other	Total
Revenues from external customers	$907	$4,126	$—	$5,033
Cost of sales	(531)	(2,144)	—	(2,675)
Gross margin	376	1,982	—	2,358
Selling, general and administrative	—	—	(3,100)	(3,100)
Research and development	—	—	(415)	(415)
Operating income (loss) from operations	$376	$1,982	$(3,515)	$(1,157)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

	Three Months Ended
	March 31,
	2022	2021
Revenues:
United States	$3,688	$4,463
Foreign	1,847	570
	$5,535	$5,033

	March 31,	December 31,
	2022	2021
Assets:
United States	$46,142	$46,271
Foreign	3,479	3,703
	$49,621	$49,974

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	March 31, 2022	December 31, 2021
Contract liabilities (Note 3)	$522	$390
Other accrued liabilities	477	471
Total other accrued liabilities	$999	$861

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the three months ended March 31, 2022 and 2021. The warranty liability balance was $159 at March 31, 2022 and December 31, 2021.

14.     Income Taxes

The Company’s effective tax rate is approximately 0.0% for both of the three month periods ended March 31, 2022 and 2021. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three month period ended March 31, 2022 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three month periods ended March 31, 2022 and 2021. Income generated in the three months ended March 31, 2021 attributed to the gain on forgiveness of the Paycheck Protection Plan loan is tax exempt.

Fuel Tech had no unrecognized tax benefits as of March 31, 2022 and December 31, 2021.

15.     Subsequent Events

On April 6, 2022, the Company entered into a 2022 Executive Performance RSU Award Agreement (the “2022 Agreement”) with certain officers, including its President and Chief Executive Officer pursuant to which each 2022 Participating Executive will have the opportunity to earn a specified amount of RSUs. The amount of RSUs awarded, if any, will be based on the Company’s achievement of varying levels of operating income before the impact of incentive pay (but including adjustments to reflect the payment of sales commissions) in fiscal 2022 (“Operating Income”), as determined by the Company, in its sole discretion. Nevertheless, no Participating Executive will be entitled to any such RSUs unless the Company achieves a minimum of $1 million in Operating Income in 2022. If awarded, such RSUs will vest in equal amounts (i.e., 1/3, 1/3 and 1/3) over three years commencing one year after the grant date based on continued service. Such RSUs are valued at the date of grant based on the closing price of the Company’s common stock on the grant date. Currently there is no expense reflected in the financial statements for these awards as the achievement is not considered probable.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the first quarter of 2022, the Company continued to experience a challenging operational environment resulting from the ongoing substitution of gas-fired and renewable energy plants for coal-fired installations and the ongoing impacts of the coronavirus (COVID-19) global pandemic. We continue to invest in new technologies to expand our product offerings into the water pollution control and treatment market. Our capital resources are sufficient for our immediate and longer-term needs, and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and the diminishing effects of the pandemic should lead to an improved market outlook.

COVID-19 Pandemic and Geopolitical Events

The effects of the coronavirus (COVID-19) global pandemic have presented significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. Although the impact of the pandemic is difficult to quantify, the Company has experienced, and may continue to experience, reductions in demand for certain of our products due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets. Geopolitical events and global economic sanctions resulting from the ongoing conflict between Russia and Ukraine may impact new or existing projects and the prices and availability of raw materials, energy and other materials. These events may also impact energy and regulatory policy nationally or regionally for the impacted regions. Management cannot predict the full impact of the COVID-19 pandemic and geopolitical events on the Company’s sales and marketing channels and supply chain, and as a result, the ultimate extent of the effects on the Company is highly uncertain and will depend on future developments. Such effects could exist for an extended period of time. The Company continues to monitor the potential impacts on the business.

Key Operating Factors

Our FUEL CHEM segment experienced a decline in revenues and segment operating profits in the quarter compared to 2021. FUEL CHEM faced some headwinds in the quarter due to the loss of one customer from permanent plant retirement and the reduction in demand from other customers due to climate and operating and maintenance scheduling.

Our Air Pollution Control (APC) business experienced improvement in the quarter compared to 2021, due to the execution on projects awarded in the second half of 2021 and the first quarter of 2022. We are also encouraged by the pace and depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. Our Consolidated APC backlog at year end was $9,119 and our global sales pipeline is in the $50 -75 million range.

Results of Operations

Revenues

Revenues for the three month periods ending March 31, 2022 and 2021 were $5,535 and $5,033, respectively, representing an increase of $502, or 10%, versus the same period last year.

The APC technology segment generated revenues of $2,204 and $907 for the three month periods ended March 31, 2022 and 2021, respectively, representing an increase of $1,297, or 143%. The increases in APC revenue were primarily related to timing of project execution and new APC orders announced during 2021 and continuing through the first three months of 2022. Consolidated APC backlog at March 31, 2022 was $9,552 versus backlog at December 31, 2021 of $9,119. Our current backlog consists of U.S. domestic projects totaling $8,862 and international projects totaling $690.

The FUEL CHEM® technology segment generated revenues of $3,331 and $4,126 for the three month periods ended March 31, 2022 and 2021, respectively, representing a decrease of $795, or 19%. The decreases in FUEL CHEM revenue for the three months ended March 31, 2022 as compared to the same period of the prior year were due to decreased demand for power generation.

Cost of sales and gross margin

Consolidated gross margin percentage for the three month periods ended March 31, 2022 and 2021 were 41% and 47%, respectively. Gross margin decreased versus the comparable period due to the decrease in both operating segment gross margins. For the three month periods ended March 31, 2022 and 2021 the APC gross margin decreased to 35% from 41%, respectively, primarily due to product mix. FUEL CHEM gross margins decreased to 45% from 48% in the current quarter due to the decrease in revenue volume and higher material, freight, and labor costs.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $3,054 and $3,100 for the three month periods ended March 31, 2022 and 2021, respectively. For the three month period ended March 31, 2022 the decrease of $46 is primarily the result of decreases in employee related costs of $84, depreciation expense of $25, and other costs of $9, partially offset by increases in certain administrative overhead expenses of $30, outside services of $22, and travel costs $20. For the three month periods ending March 31, 2022 and 2021, SG&A as a percentage of revenues decreased to 55% from 62%. The decrease versus the comparable period is primarily due to the increase in overall revenues in the current year.

Research and development

Research and development expenses for the three month period ended March 31, 2022 was $220 and for the same period in 2021 was $415. The decrease in expenditures was related to reduced employee related costs and timing of execution on current project initiatives. The expenditures in our research and development expenses are focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity, and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Income tax

Income tax expense for both of the three month periods ended March 31, 2022 and 2021 was $0. The Company is projecting a consolidated effective tax rate of approximately 0% for 2022, which is lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three month period ended March 31, 2022 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

Other (expense) income, net

Other expense, net was $10 for the three month period ended March 31, 2022 compared to Other income, net of $1,558 for the same period in 2021. Other (expense) income, net decreased $1,568 due to the forgiveness of the Paycheck Protection Program Loan in 2021 consisting of $1,556 of principal and $10 of accrued interest.

Liquidity and Sources of Capital

We have losses from operations during the three month period ended March 31, 2022 totaling $984. Our cash used by operations for this same period totaled $1,746.

Our cash balance as of March 31, 2022 totaled $35,240 (including restricted cash of $1,066), and our working capital totaled $37,474. We have no outstanding debt other than our outstanding letters of credit, under our current credit agreement which does not have any financial covenants as we are currently in a Cash Collateral Security agreement with our lender. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities used cash of $1,746 for the three month period ended March 31, 2022, primarily due to an increase in accounts receivable balances of $1,520 and the net loss from continuing operations, partially offset by removals of non-cash items from our net income from continuing operations for depreciation and amortization of $108 and an increase in accounts payable balances of $682.

Operating activities used $225 of cash for the three month period ended March 31, 2021, primarily due to the add back of a non-cash items from our net income from continuing operations of $398 for the gain on the Paycheck Protection Program Loan forgiveness of $1,556 and decreases in our accounts payable balance of $874 and accrued liabilities and other non-current liabilities of $658, partially offset by decreases in our accounts receivable balance of $1,831 and prepaid expenses and other current and non-current assets of $422 and the add back of non-cash items from our net income including depreciation and amortization of $202 and provision for doubtful accounts net of recoveries of $47.

Investing activities used cash of $53 and $4 for the three month periods ended March 31, 2022 and 2021, respectively. Investing activities for the three month periods ended March 31, 2022 and 2021 primarily consisted of purchases of equipment.

Financing activities used cash of $17 for the three month period ended March 31, 2022 compared to cash provided of $23,977 for the three month period ended March 31, 2021. In 2022, the financing activity was related to the taxes paid on behalf of the equity award participants on the vesting of restricted stock units. In 2021, the Company issued common stock in connection with the private placement offering. Proceeds from the private placement offering were $25,812, partially offset by the costs related to the offering of $1,783.

The effects of the COVID-19 global pandemic have presented significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. Although the impact of the pandemic is difficult to quantify, the Company has experienced, and may continue to experience, reductions in demand for certain of our products due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets. Other directly or indirectly COVID-19 related effects, such as supply chain disruptions and travel restrictions, have been impacting operations and financial performance to varying degrees. We continue to monitor our liquidity needs and in response to our recent periods of declines in revenue and net losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. We have evaluated our ongoing business needs and considered the cash requirements of our base business of Air Pollution Control and FUEL CHEM, as well as our efforts to wind-down our APC operations in China. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, and c) the costs of winding down our APC operations in China as well as other research and development initiatives. Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and FUEL CHEM businesses. We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

We expect additional capital expenditures in 2022 for maintenance of field equipment, computer and systems, and general office equipment. We expect to fund our capital expenditures with cash from operations or cash on hand.

On June 19, 2019, the Company entered into a Cash Collateral Security agreement with BMO Harris Bank, N.A. (the BMO Harris agreement) to use for the sole purpose of issuing standby letters of credit. The BMO Harris agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the BMO Harris agreement. At March 31, 2022, the Company had outstanding standby letters of credit totaling approximately $1,015 under the BMO Harris agreement. As of March 31, 2022, the Company held $1,066 in a separate restricted use designated BMO Harris Bank N.A. deposit account. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The outstanding standby letters of credit all have maturities within the next 12 months.

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

In 2020, the Company received $1,556 in loan proceeds from the Paycheck Protection Program, established pursuant to the Coronavirus Aid, Relief, and Economic Security Act and administered by the U.S. Small Business Administration (SBA). On January 8, 2021 the Company received full forgiveness from the SBA for the entire balance of loan proceeds used to fund its qualified payroll expenses. When the loan was forgiven, the Company reduced the non-current liability by the amount forgiven and recorded other income in the condensed consolidated statement of operations.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the three months ended March 31, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2021 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

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

Item 1A.          Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2021 have not materially changed.

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

Date: May 10, 2022	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Acting Treasurer and Controller
(Principal Financial Officer)