Form 10-Q
period 2022-06-30
FUEL TECH, INC.
filed 2022-08-10
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2022

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

On July 31, 2022 there were outstanding 30,296,297 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the six-month period ended June 30, 2022

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$31,308	$35,893
Restricted cash and cash equivalents	1,990	891
Accounts receivable, net	6,424	3,259
Inventories, net	405	348
Prepaid expenses and other current assets	856	1,074
Total current assets	40,983	41,465
Property and equipment, net of accumulated depreciation of $18,379 and $18,243, respectively	4,556	4,609
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $369 and $341, respectively	416	448
Restricted cash	—	270
Right-of-use operating lease assets	236	242
Other assets	811	824
Total assets	$49,118	$49,974
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,348	$1,561
Accrued liabilities:
Operating lease liabilities - current	118	113
Employee compensation	677	688
Other accrued liabilities	887	861
Total current liabilities	4,030	3,223
Operating lease liabilities - non-current	111	122
Deferred income taxes, net	139	139
Other liabilities	255	290
Total liabilities	4,535	3,774
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,272,303 and 31,227,300 shares issued, and 30,296,297 and 30,263,791 shares outstanding, respectively	313	312
Additional paid-in capital	164,244	164,199
Accumulated deficit	(115,903)	(114,549)
Accumulated other comprehensive loss	(1,896)	(1,604)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,251)	(2,234)
Total stockholders’ equity	44,583	46,200
Total liabilities and stockholders’ equity	$49,118	$49,974

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$6,368	$5,218	$11,903	$10,251
Costs and expenses:
Cost of sales	3,690	2,635	6,935	5,310
Selling, general and administrative	2,874	2,957	5,928	6,057
Research and development	289	315	509	730
	6,853	5,907	13,372	12,097
Operating loss	(485)	(689)	(1,469)	(1,846)
Interest expense	(4)	(5)	(9)	(9)
Interest income	8	2	9	3
Other income (expense), net	134	(76)	124	1,482
Loss before income taxes	(347)	(768)	(1,345)	(370)
Income tax expense	(9)	(10)	(9)	(10)
Net loss	$(356)	$(778)	$(1,354)	$(380)
Net loss per common share:
Basic net loss per common share	$(0.01)	$(0.03)	$(0.04)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.03)	$(0.04)	$(0.01)
Weighted-average number of common shares outstanding:
Basic	30,296,000	30,264,000	30,282,000	28,895,000
Diluted	30,296,000	30,264,000	30,282,000	28,895,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(356)	$(778)	$(1,354)	$(380)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(222)	133	(292)	(60)
Comprehensive loss	$(578)	$(645)	$(1,646)	$(440)

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and six months ended June 30, 2021:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2020	25,229	$262	$140,138	$(114,603)	$(1,370)	$76	$(2,182)	$22,321
Net income	—	—	—	398	—	—	—	398
Foreign currency translation adjustments	—	—	—	—	(193)	—	—	(193)
Stock compensation expense	—	—	20	—	—	—	—	20
Common stock issued in connection with private placement, net	5,000	50	23,979	—	—	—	—	24,029
Common shares issued upon vesting of restricted stock units	50	—	—	—	—	—	—	—
Taxes paid on behalf of equity award participants	(15)	—	—	—	—	—	(52)	(52)
Balance at March 31, 2021	30,264	$312	$164,137	$(114,205)	$(1,563)	$76	$(2,234)	$46,523
Net loss	—	—	—	(778)	—	—	—	(778)
Foreign currency translation adjustments	—	—	—	—	133	—	—	133
Stock compensation expense	—	—	20	—	—	—	—	20
Balance at June 30, 2021	30,264	$312	$164,157	$(114,983)	$(1,430)	$76	$(2,234)	$45,898

The following summarizes the changes in total stockholders' equity for the three and six months ended June 30, 2022:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2021	30,264	$312	$164,199	$(114,549)	$(1,604)	$76	$(2,234)	$46,200
Net loss	—	—	—	(998)	—	—	—	(998)
Foreign currency translation adjustments	—	—	—	—	(70)	—	—	(70)
Stock compensation expense	—	—	18	—	—	—	—	18
Common shares issued upon vesting of restricted stock units	45	1	(1)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(13)	—	—	—	—	—	(17)	(17)
Balance at March 31, 2022	30,296	$313	$164,216	$(115,547)	$(1,674)	$76	$(2,251)	$45,133
Net loss	—	—	—	(356)	—	—	—	(356)
Foreign currency translation adjustments	—	—	—	—	(222)	—	—	(222)
Stock compensation expense	—	—	28	—	—	—	—	28
Balance at June 30, 2022	30,296	$313	$164,244	$(115,903)	$(1,896)	$76	$(2,251)	$44,583

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities
Net loss	$(1,354)	$(380)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	182	319
Amortization	50	71
Loss on disposal of equipment	—	13
Provision for doubtful accounts, net of recoveries	43	23
Stock-based compensation, net of forfeitures	46	40
Gain of forgiveness on Paycheck Protection Plan Loan	—	(1,556)
Changes in operating assets and liabilities:
Accounts receivable	(3,245)	3,079
Inventories	(58)	(97)
Prepaid expenses, other current assets and other non-current assets	205	681
Accounts payable	812	(943)
Accrued liabilities and other non-current liabilities	(2)	(1,021)
Net cash (used in) provided by operating activities	(3,321)	229
Investing Activities
Purchases of equipment and patents	(138)	(237)
Net cash used in investing activities	(138)	(237)
Financing Activities
Proceeds from sale of common stock issued in connection with private placement	—	25,812
Costs related to sale of common stock issued in connection with private placement	—	(1,783)
Taxes paid on behalf of equity award participants	(17)	(52)
Net cash (used in) provided by financing activities	(17)	23,977
Effect of exchange rate fluctuations on cash	(280)	(13)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(3,756)	23,956
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period (Note 2)	37,054	12,606
Cash, cash equivalents and restricted cash and cash equivalents at end of period (Note 2)	$33,298	$36,562

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of Fuel Tech's financial position, cash flows, and results of operations for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2021 as filed with the Securities and Exchange Commission.

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

2.     Summary of Significant Accounting Policies

Restricted cash and cash equivalents

Restricted cash as of June 30, 2021 represent funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A (Cash Collateral Security agreement). In June 2022, the Company replaced the former Cash Collateral Security agreement with an Investment Collateral Security agreement with BMO Harris Bank N.A (Investment Collateral Security agreement) where existing standby letters of credit are collateralized by amounts held in the Company's investment funds (see Note 10). At June 30, 2022, the amount of funds collateralized under the Investment Collateral Security agreement is $1,990 relating to existing standby letters of credit with varying maturity dates and expire no later than June 30, 2023.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	June 30,
	2022	2021
Cash	$23,298	$36,194
Cash equivalents	8,010	—
Restricted cash and cash equivalents included in current assets	1,990	98
Restricted cash included in long-term assets	—	270
Total cash, cash equivalents, and restricted cash and cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$33,298	$36,562

Investments

In June 2022, the Board of Directors approved a plan to invest up to $10 million of excess capital in debt securities, or held in money market funds until such investments can be made, with BMO Harris Bank N.A (BMO Harris). At June 30, 2022, $10,000 was invested in a money market fund with the intent to purchase debt securities in the near term. A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 10).

We consider all highly liquid debt investments with original maturities from the date of purchase of three months or less as cash equivalents. Cash equivalents include investments in money market funds. Carrying value of cash equivalents approximates fair value due to the maturities of 3 months or less.

Our investments in debt securities consist of Unites States (US) Treasury securities, including Notes, Bonds, and Bills, and US Government Agency securities, that are designated as held-to-maturity (HTM) and stated at amortized cost. The Company has the positive intent and ability to hold these investments to maturity and does not expect to sell any debt securities before maturity to settle an obligation under the Investment Collateral Security agreement. The maturities of our HTM investments range from 3 to 36 months. HTM debt investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. HTM debt investments with original maturities at the date of purchase greater than approximately three months and remaining maturities of less than one year are classified as short-term investments. HTM debt investments with remaining maturities beyond one year are classified as other long-term investments. Interest income, including amortization of premium and accretion of discount, are included on the Condensed Consolidated Statements of Operations in Interest income under the effective yield method. Discounts or premiums are included in the effective yield and amortized on a straight-line until maturity.

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At  June 30, 2022 and December 31, 2021, inventory included equipment constructed for resale of $208 and $227, respectively, and spare parts, net of reserves of $197 and $121, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used.

3.     Revenue

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Air Pollution Control
Technology solutions	$1,966	$223	$3,807	$596
Spare parts	262	236	358	416
Ancillary revenue	510	527	777	881
Total Air Pollution Control technology revenues	2,738	986	4,942	1,893
FUEL CHEM
FUEL CHEM technology solutions	3,630	4,232	6,961	8,358
Total Revenues	$6,368	$5,218	$11,903	$10,251

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	$4,279	$4,588	$7,967	$9,051
Foreign Revenues
Latin America	60	142	129	217
Europe	922	301	1,326	676
Asia	1,107	187	2,481	307
Total Foreign Revenues	2,089	630	3,936	1,200
Total Revenues	$6,368	$5,218	$11,903	$10,251

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Products transferred at a point in time	$4,402	$4,995	$8,096	$9,655
Products and services transferred over time	1,966	223	3,807	596
Total Revenues	$6,368	$5,218	$11,903	$10,251

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In our Air Pollution Control (APC) technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For the FUEL CHEM technology segment, deliveries made in the current period but billed in subsequent periods are also considered unbilled receivables (contract assets). These assets are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. At June 30, 2022,  December 31, 2021, and December 31, 2020, contract assets for APC technology projects were approximately $1,106, $1,277, and $2,079, respectively, and at December 31, 2020, contract assets for the FUEL CHEM technology segment were approximately $269, and are included in accounts receivable on the Condensed Consolidated Balance Sheets. There were no contract assets for the FUEL CHEM technology segment as of  June 30, 2022 or  December 31, 2021.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $578, $390, and $850 at June 30, 2022,  December 31, 2021, and December 31, 2020, respectively, and are included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Changes in the contract asset and liability balances during the six month period ended June 30, 2022, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $20 and $250 for the three and six months ended June 30, 2022, respectively, and $49 and $157 for three and six months ended June 30, 2021, respectively, which represented primarily revenue from progress towards completion of our APC technology contracts.

As of June 30, 2022 and December 31, 2021, we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of APC technology booked orders for which work has not been performed. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $10,547. The Company expects to recognize revenue on approximately $8,414 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	June 30, 2022	December 31, 2021
Trade receivables	$5,500	$2,122
Unbilled receivables	1,106	1,277
Other short-term receivables	78	83
Allowance for doubtful accounts	(260)	(223)
Total accounts receivable	$6,424	$3,259

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through June 30, 2022 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $6) in addition to collection efforts for the remaining accounts receivable.

The following table presents our revenues and net loss for 2022 and 2021 in China as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenues	$—	$4	$1	$15
Net loss	(38)	(63)	(51)	(38)

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses, and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The following table presents net assets in China as follows:

	As of
	June 30, 2022	December 31, 2021
Total assets	$1,121	$1,235
Total liabilities	85	92
Total net assets	$1,036	$1,143

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Foreign currency translation
Balance at beginning of period	$(1,674)	$(1,563)	$(1,604)	$(1,370)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(222)	133	(292)	(60)
Total accumulated other comprehensive loss	$(1,896)	$(1,430)	$(1,896)	$(1,430)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 976,006 and 963,509 with a cost of $2,251 and $2,234 at June 30, 2022 and December 31, 2021, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. For the three and six months ended June 30, 2022 and 2021, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic weighted-average shares	30,296,000	30,264,000	30,282,000	28,895,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	—	—	—	—
Diluted weighted-average shares	30,296,000	30,264,000	30,282,000	28,895,000

For the three and six months ended June 30, 2022, Fuel Tech had weighted-average outstanding equity awards of 583,000 and 466,000, respectively, and warrants of 2,850,000 in both periods, which were antidilutive for the purpose of the calculation of diluted earnings per share. For the three and six months ended June 30, 2022, Fuel Tech had 23,000 and 36,000, respectively, of incremental equity awards that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years. Fuel Tech had 160,000 weighted average equity awards outstanding at June 30, 2021 that were not dilutive for the purpose of inclusion in the calculation of diluted earnings per share.

8.     Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants, or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of June 30, 2022, Fuel Tech had 1,809,250 shares available for share-based awards under the Incentive Plan.

We did not record any excess tax benefits within income tax expense for the three and six months ended June 30, 2022 and 2021. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and six months ended June 30, 2022 and 2021. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options and restricted stock units, net of forfeitures	$28	$20	$46	$40
After-tax effect of stock-based compensation	$28	$20	$46	$40

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

Stock option activity for Fuel Tech’s Incentive Plans for the six months ended June 30, 2022 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2022	434,500	$3.05
Granted	—	—
Exercised	—	—
Expired or forfeited	(50,000)	3.55
Outstanding on June 30, 2022	384,500	$2.98	2.94	$24
Exercisable on June 30, 2022	384,500	$2.98	2.94	$24

As of June 30, 2022, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

Restricted Stock Units

RSUs granted to employees vest over time based on continued service (typically vesting over a period between two to four years), and RSUs granted to directors vest after a one year vesting period based on continued service. Such time-vested RSUs are valued at the date of grant using the intrinsic value method based on the closing price of the Common Shares on the grant date. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.

At  June 30, 2022, there is $916 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 2.80 years.

A summary of restricted stock unit activity for the six months ended June 30, 2022 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2022	45,003	$1.51
Granted	807,048	1.32
Forfeited	—	—
Vested	(45,003)	1.51
Unvested restricted stock units at June 30, 2022	807,048	$1.32

The fair value of restricted stock that vested during the six month period ending June 30, 2022 was $68.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with Accounting Standards Codification (ASC) 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the six month periods ended June 30, 2022 and 2021, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

The following table summarizes information about warrants outstanding and exercisable at June 30, 2022:

Range of Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	4.12	$5.10
$6.45	350,000	4.12	$6.45
	2,850,000

10.     Debt Financing

On June 30, 2022, the Company entered into an Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit that replaces the former Cash Collateral agreement with BMO Harris. The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At June 30, 2022, the Company had outstanding standby letters of credit totaling approximately $1,326 under the Investment Collateral Security agreement. At June 30, 2022, the investments held as collateral totaled $1,990. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

On January 8, 2021, the Company received full forgiveness from the SBA for the entire balance of loan proceeds used to fund its qualified payroll expenses. The Company accounted for the PPP Loan as debt in accordance with Financial Accounting Standards Board (FASB) ASC 470, Debt and accrued interest in accordance with the interest method under FASB ASC 835-30. When the loan was forgiven, the Company reduced the non-current liability by the amount forgiven and recorded other income in the Condensed Consolidated Statements of Operations.

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

Information about reporting segment net sales and gross margin from operations are provided below:

	Air Pollution	FUEL CHEM
Three months ended June 30, 2022	Control Segment	Segment	Other	Total
Revenues from external customers	$2,738	$3,630	$—	$6,368
Cost of sales	(1,802)	(1,888)	—	(3,690)
Gross margin	936	1,742	—	2,678
Selling, general and administrative	—	—	(2,874)	(2,874)
Research and development	—	—	(289)	(289)
Operating income (loss) from operations	$936	$1,742	$(3,163)	$(485)

	Air Pollution	FUEL CHEM
Three months ended June 30, 2021	Control Segment	Segment	Other	Total
Revenues from external customers	$986	$4,232	$—	$5,218
Cost of sales	(507)	(2,128)	—	(2,635)
Gross margin	479	2,104	—	2,583
Selling, general and administrative	—	—	(2,957)	(2,957)
Research and development	—	—	(315)	(315)
Operating income (loss) from operations	$479	$2,104	$(3,272)	$(689)

	Air Pollution	FUEL CHEM
Six months ended June 30, 2022	Control Segment	Segment	Other	Total
Revenues from external customers	$4,942	$6,961	$—	$11,903
Cost of sales	(3,231)	(3,704)	—	(6,935)
Gross margin	1,711	3,257	—	4,968
Selling, general and administrative	—	—	(5,928)	(5,928)
Research and development	—	—	(509)	(509)
Operating income (loss) from operations	$1,711	$3,257	$(6,437)	$(1,469)

	Air Pollution	FUEL CHEM
Six months ended June 30, 2021	Control Segment	Segment	Other	Total
Revenues from external customers	$1,893	$8,358	$—	$10,251
Cost of sales	(1,038)	(4,272)	—	(5,310)
Gross margin	855	4,086	—	4,941
Selling, general and administrative	—	—	(6,057)	(6,057)
Research and development	—	—	(730)	(730)
Operating income (loss) from operations	$855	$4,086	$(6,787)	$(1,846)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
United States	$4,279	$4,588	$7,967	$9,051
Foreign	2,089	630	3,936	1,200
	$6,368	$5,218	$11,903	$10,251

	June 30,	December 31,
	2022	2021
Assets:
United States	$45,934	$46,271
Foreign	3,184	3,703
	$49,118	$49,974

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	June 30, 2022	December 31, 2021
Contract liabilities (Note 3)	$578	$390
Other accrued liabilities	309	471
Total other accrued liabilities	$887	$861

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the six months ended June 30, 2022 and 2021. The warranty liability balance was $159 at June 30, 2022 and December 31, 2021.

14.     Income Taxes

The Company’s effective tax rate is approximately 0.7% and 2.6% for the six month periods ended June 30, 2022 and 2021, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the six month periods ended June 30, 2022 and 2021 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the six month periods ended June 30, 2022 and 2021. Income generated in the six months ended June 30, 2021 attributed to the gain on forgiveness of the Paycheck Protection Plan loan is tax exempt.

Fuel Tech had no unrecognized tax benefits as of June 30, 2022 and December 31, 2021.

15.     Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the second quarter of 2022, the Company continued to experience a challenging operational environment resulting from the ongoing substitution of gas-fired and renewable energy plants for coal-fired installations and the ongoing impacts of geopolitical events and the coronavirus (COVID-19) global pandemic. We continue to invest in new technologies to expand our product offerings into the water pollution control and treatment market. In June, the Board approved a plan to invest excess capital to provide returns on excess cash, while preserving capital and managing liquidity. Our capital resources are sufficient for our immediate and longer-term needs, and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and the diminishing effects of the pandemic should lead to an improved market outlook.

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

Our Air Pollution Control (APC) business experienced improvement in the quarter compared to 2021, due to the execution on projects awarded in the second half of 2021 and the first half of 2022. We are also encouraged by the pace and depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. Our Consolidated APC backlog at June 30, 2022 was $10,547 and our global sales pipeline is in the $50 -75 million range.

Results of Operations

Revenues

Revenues for the three month periods ending June 30, 2022 and 2021 were $6,368 and $5,218, respectively, representing an increase of $1,150, or 22%, versus the same period last year. Revenues for the six month periods ending June 30, 2022 and 2021 were $11,903 and $10,251, respectively, representing an increase of $1,652, or 16%, versus the same period last year.

The APC technology segment generated revenues of $2,738 for the three month period ended June 30, 2022, representing an increase of $1,752, or 178%, from the prior year amount of $986. The APC technology segment generated revenues of $4,942 and $1,893 for the six month periods ended June 30, 2022 and 2021, respectively, representing an increase of $3,049, or 161%. These increases in APC revenue were primarily related to timing of project execution and new APC orders announced during 2021 and continuing through the first six months of 2022. Consolidated APC backlog at June 30, 2022 was $10,547 versus backlog at December 31, 2021 of $9,119. Our current backlog consists of U.S. domestic projects totaling $8,303 and international projects totaling $2,244.

The FUEL CHEM® technology segment generated revenues of $3,630 and $4,232 for the three month periods ended June 30, 2022 and 2021, respectively, representing a decrease of $602, or 14%. The FUEL CHEM® technology segment generated revenues of $6,961 and $8,358 for the six month periods ended June 30, 2022 and 2021, respectively, representing a decrease of $1,397, or 17%. The decreases in FUEL CHEM revenue for the three and six months ended June 30, 2022 as compared to the same period of the prior year were partially due to the loss of one customer due to permanent plant retirement and unforeseen plant outages.

Cost of sales and gross margin

Consolidated gross margin percentage for the three month periods ended June 30, 2022 and 2021 were 42% and 50%, respectively. Gross margin decreased versus the comparable period due to the decrease in both operating segment gross margins. For the three month periods ended June 30, 2022 and 2021 the APC gross margin decreased to 34% from 49%, respectively, primarily due to product and project mix. FUEL CHEM gross margins decreased to 48% from 50% in the current quarter due to the decrease in revenue volume and higher material, freight, and labor costs.

Consolidated gross margin percentage for the six month periods ended June 30, 2022 and 2021 were 42% and 48%, respectively. Gross margin decreased versus the comparable period due to the decrease in both operating segment gross margins. For the six month periods ended June 30, 2022 and 2021 the APC gross margin decreased to 35% from 45%, respectively, primarily due to product and project mix. FUEL CHEM gross margins decreased to 47% from 49% in the current quarter due to the decrease in revenue volume and higher material, freight, and labor costs.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $2,874 and $2,957 for the three month periods ended June 30, 2022 and 2021, respectively. For the three month period ended June 30, 2022 the decrease of $83 is primarily the result of decreases in outside services of $48, depreciation expense of $33, certain administrative overhead expenses for our international operations of $24, and other costs of $55, partially offset by increases in employee related costs of $44 and travel costs of $33. For the three month periods ending June 30, 2022 and 2021, SG&A as a percentage of revenues decreased to 45% from 57%. The decrease versus the comparable period is primarily due to the increase in overall revenues and the decrease in SG&A in the current year.

SG&A expenses were $5,928 and $6,057 for the six month periods ended June 30, 2022 and 2021, respectively. For the six month period ended June 30, 2022 the decrease of $129 is primarily the result of decreases in depreciation expense of $58, employee related costs of $40, outside services of $27, and other costs of $64, partially offset by increases in travel costs of $54 and certain administrative overhead expenses for our international operations of $6. For the six month periods ending June 30, 2022 and 2021, SG&A as a percentage of revenues decreased to 50% from 59%. The decrease versus the comparable period is primarily due to the increase in overall revenues and the decrease in SG&A in the current year.

Research and development

Research and development expenses for the three and six month periods ended June 30, 2022 were $289 and $509, respectively, and for the same periods in 2021 were $315 and $730, respectively. The decreases in expenditures were related to reduced employee related costs and timing of execution on current project initiatives. The expenditures in our research and development expenses are focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity, and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Income tax

Income tax expense for both of the three and six month periods ended June 30, 2022 was $9. Income tax expense for both of the three and six month periods ended June 30, 2021 was $10. The Company is projecting a consolidated effective tax rate of approximately 0% for 2022, which is lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three and six month periods ended June 30, 2022 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

Other (expense) income, net

Other income, net was $134 for the three month period ended June 30, 2022 compared to Other expense, net of $76 for the same period in 2021. Other income (expense), net changed $210 mainly due to transactional foreign exchange gain/loss.

Other income, net was $124 for the six month period ended June 30, 2022 compared to $1,482 for the same period in 2021. Other income, net decreased $1,358 due to the forgiveness of the Paycheck Protection Program Loan in 2021 consisting of $1,556 of principal and $10 of accrued interest.

Liquidity and Sources of Capital

We have losses from operations during the six month period ended June 30, 2022 totaling $1,469. Our cash used by operations for this same period totaled $3,321.

Our cash and cash equivalent balance as of June 30, 2022 totaled $33,298, which includes $8,010 of cash equivalents and $1,990 of restricted cash equivalents, and our working capital totaled $36,953. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities used cash of $3,321 for the six month period ended June 30, 2022, primarily due to an increase in accounts receivable balances of $3,245 due to the timing of project milestone billings and the net loss from continuing operations, partially offset by removals of non-cash items from our net loss from continuing operations for depreciation and amortization of $232, increases in accounts payable balances of $812, and a decrease in other assets of $205.

Operating activities provided $229 of cash for the six month period ended June 30, 2021, primarily due to decreases in our accounts receivable balance of $3,079 and prepaid expenses and other current and non-current assets of $681 and the add back of non-cash items from our net loss including depreciation and amortization of $390, partially offset by the add back of a non-cash items from our net loss for the gain on the Paycheck Protection Program Loan forgiveness of $1,556 and decreases in our accounts payable balance of $943 and accrued liabilities and other non-current liabilities of $1,021.

Investing activities used cash of $138 and $237 for the six month periods ended June 30, 2022 and 2021, respectively. Investing activities for the six month periods ended June 30, 2022 and 2021 primarily consisted of purchases of equipment.

Financing activities used cash of $17 for the six month period ended June 30, 2022 compared to cash provided of $23,977 for the six month period ended June 30, 2021. In 2022, the financing activity was related to the taxes paid on behalf of the equity award participants on the vesting of restricted stock units. In 2021, the Company issued common stock in connection with the private placement offering. Proceeds from the private placement offering were $25,812, partially offset by the costs related to the offering of $1,783.

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

In June 2022, the Board of Directors approved an investment plan that would hold $10,000 in funds at BMO Harris Bank (BMO Harris) to be invested in held-to-maturity debt securities of United States (US) Treasuries, including Notes, Bonds, and Bills, or US Government Agency securities. The funds would be held in money market funds until they are invested in those securities. The investments would be structured to create a maturity “ladder” where the proceeds from maturities are re-invested to maintain a balance of short- and long-term investments based on the expected business needs. Maturities will be between three and thirty-six months. This strategy allows the Company to provide returns on excess cash, while managing liquidity and minimizing exposure to interest rate fluctuations.

On June 30, 2022, the Company entered into the Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit, which replaces the Cash Collateral Security agreement with BMO Harris Bank, N.A. (the Former Collateral agreement). The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At June 30, 2022, the Company had outstanding standby letters of credit totaling approximately $1,326 under the Investment Collateral Security agreement. At June 30, 2022, the investments held as collateral totaled $1,990. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

On June 19, 2019, the Company entered into the Former Collateral agreement to use for the sole purpose of issuing standby letters of credit. The Former Collateral agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company paid 250 basis points on the face values of outstanding letters of credit. There were no financial covenants set forth in the Former Collateral agreement. At June 30, 2022, the Company had no outstanding standby letters of credit under the Former Collateral agreement.

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

In 2020, the Company received $1,556 in loan proceeds from the Paycheck Protection Program, established pursuant to the Coronavirus Aid, Relief, and Economic Security Act and administered by the U.S. Small Business Administration (SBA). On January 8, 2021 the Company received full forgiveness from the SBA for the entire balance of loan proceeds used to fund its qualified payroll expenses. When the loan was forgiven, the Company reduced the non-current liability by the amount forgiven and recorded other income in the Condensed Consolidated Statements of Operations.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the six months ended June 30, 2022.

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

Date: August 10, 2022	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)