Form 10-Q
period 2022-09-30
FUEL TECH, INC.
filed 2022-11-08
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2022

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

On October 31, 2022 there were outstanding 30,296,297 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the nine-month period ended September 30, 2022

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$24,082	$35,893
Restricted cash and cash equivalents	—	891
Short-term investments	2,469	—
Accounts receivable, net	6,658	3,259
Inventories, net	391	348
Prepaid expenses and other current assets	696	1,074
Total current assets	34,296	41,465
Property and equipment, net of accumulated depreciation of $18,425 and $18,243, respectively	4,505	4,609
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $389 and $341, respectively	410	448
Restricted cash	—	270
Right-of-use operating lease assets	225	242
Long-term investments	7,339	—
Other assets	791	824
Total assets	$49,682	$49,974
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,626	$1,561
Accrued liabilities:
Operating lease liabilities - current	125	113
Employee compensation	855	688
Other accrued liabilities	768	861
Total current liabilities	4,374	3,223
Operating lease liabilities - non-current	94	122
Deferred income taxes, net	139	139
Other liabilities	243	290
Total liabilities	4,850	3,774
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,272,303 and 31,227,300 shares issued, and 30,296,297 and 30,263,791 shares outstanding, respectively	313	312
Additional paid-in capital	164,334	164,199
Accumulated deficit	(115,589)	(114,549)
Accumulated other comprehensive loss	(2,051)	(1,604)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,251)	(2,234)
Total stockholders’ equity	44,832	46,200
Total liabilities and stockholders’ equity	$49,682	$49,974

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$8,017	$7,559	$19,920	$17,810
Costs and expenses:
Cost of sales	4,345	3,840	11,280	9,150
Selling, general and administrative	3,273	2,801	9,201	8,858
Research and development	207	340	716	1,070
	7,825	6,981	21,197	19,078
Operating income (loss)	192	578	(1,277)	(1,268)
Interest expense	(4)	(5)	(13)	(14)
Interest income	92	1	101	4
Other income, net	34	104	158	1,586
Income (loss) before income taxes	314	678	(1,031)	308
Income tax expense	—	—	(9)	(10)
Net income (loss)	$314	$678	$(1,040)	$298
Net income (loss) per common share:
Basic net income (loss) per common share	$0.01	$0.02	$(0.03)	$0.01
Diluted net income (loss) per common share	$0.01	$0.02	$(0.03)	$0.01
Weighted-average number of common shares outstanding:
Basic	30,296,000	30,264,000	30,287,000	29,356,000
Diluted	30,371,000	30,335,000	30,287,000	29,482,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$314	$678	$(1,040)	$298
Other comprehensive income (loss):
Foreign currency translation adjustments	(155)	(153)	(447)	(213)
Comprehensive income (loss)	$159	$525	$(1,487)	$85

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2021:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2020	25,229	$262	$140,138	$(114,603)	$(1,370)	$76	$(2,182)	$22,321
Net income	—	—	—	398	—	—	—	398
Foreign currency translation adjustments	—	—	—	—	(193)	—	—	(193)
Stock compensation expense	—	—	20	—	—	—	—	20
Common stock issued in connection with private placement, net	5,000	50	23,979	—	—	—	—	24,029
Common shares issued upon vesting of restricted stock units	50	—	—	—	—	—	—	—
Taxes paid on behalf of equity award participants	(15)	—	—	—	—	—	(52)	(52)
Balance at March 31, 2021	30,264	$312	$164,137	$(114,205)	$(1,563)	$76	$(2,234)	$46,523
Net loss	—	—	—	(778)	—	—	—	(778)
Foreign currency translation adjustments	—	—	—	—	133	—	—	133
Stock compensation expense	—	—	20	—	—	—	—	20
Balance at June 30, 2021	30,264	$312	$164,157	$(114,983)	$(1,430)	$76	$(2,234)	$45,898
Net income	—	—	—	678	—	—	—	678
Foreign currency translation adjustments	—	—	—	—	(153)	—	—	(153)
Stock compensation expense	—	—	21	—	—	—	—	21
Balance at September 30, 2021	30,264	$312	$164,178	$(114,305)	$(1,583)	$76	$(2,234)	$46,444

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2022:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2021	30,264	$312	$164,199	$(114,549)	$(1,604)	$76	$(2,234)	$46,200
Net loss	—	—	—	(998)	—	—	—	(998)
Foreign currency translation adjustments	—	—	—	—	(70)	—	—	(70)
Stock compensation expense	—	—	18	—	—	—	—	18
Common shares issued upon vesting of restricted stock units	45	1	(1)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(13)	—	—	—	—	—	(17)	(17)
Balance at March 31, 2022	30,296	$313	$164,216	$(115,547)	$(1,674)	$76	$(2,251)	$45,133
Net loss	—	—	—	(356)	—	—	—	(356)
Foreign currency translation adjustments	—	—	—	—	(222)	—	—	(222)
Stock compensation expense	—	—	28	—	—	—	—	28
Balance at June 30, 2022	30,296	$313	$164,244	$(115,903)	$(1,896)	$76	$(2,251)	$44,583
Net income	—	—	—	314	—	—	—	314
Foreign currency translation adjustments	—	—	—	—	(155)	—	—	(155)
Stock compensation expense	—	—	90	—	—	—	—	90
Balance at September 30, 2022	30,296	$313	$164,334	$(115,589)	$(2,051)	$76	$(2,251)	$44,832

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities
Net (loss) income	$(1,040)	$298
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	267	457
Amortization	70	114
Loss on disposal of equipment	—	13
Provision for doubtful accounts, net of recoveries	(45)	(2)
Stock-based compensation, net of forfeitures	136	61
Gain of forgiveness on Paycheck Protection Plan Loan	—	(1,556)
Changes in operating assets and liabilities:
Accounts receivable	(3,449)	1,405
Inventories	(44)	(32)
Prepaid expenses, other current assets and other non-current assets	370	1,176
Accounts payable	1,094	(980)
Accrued liabilities and other non-current liabilities	50	(382)
Net cash (used in) provided by operating activities	(2,591)	572
Investing Activities
Purchases of equipment and patents	(186)	(584)
Purchases of debt securities	(9,777)	—
Net cash used in investing activities	(9,963)	(584)
Financing Activities
Proceeds from sale of common stock issued in connection with private placement	—	25,812
Costs related to sale of common stock issued in connection with private placement	—	(1,783)
Taxes paid on behalf of equity award participants	(17)	(52)
Net cash (used in) provided by financing activities	(17)	23,977
Effect of exchange rate fluctuations on cash	(401)	(249)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(12,972)	23,716
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period (Note 2)	37,054	12,606
Cash, cash equivalents and restricted cash and cash equivalents at end of period (Note 2)	$24,082	$36,322

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of Fuel Tech's financial position, cash flows, and results of operations for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2021 as filed with the Securities and Exchange Commission.

COVID-19 Pandemic and Geopolitical Events

The effects of the coronavirus (COVID-19) global pandemic have presented significant risks to the Company. Although the impact of the pandemic is difficult to quantify, the Company has experienced, and may continue to experience, supply chain issues, travel restrictions, and reductions in demand for certain of our products due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets.

Geopolitical events and global economic sanctions resulting from the ongoing conflict between Russia and Ukraine may impact new or existing projects and the prices and availability of raw materials, energy and other materials. These events may also impact energy and regulatory policy nationally or regionally for the impacted regions. In addition, we have experienced and are experiencing varying levels of inflation resulting in part from increased shipping and transportation costs, raw material costs, and labor costs.

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

2.     Summary of Significant Accounting Policies

Restricted cash and cash equivalents

Restricted cash as of September 30, 2021 represent funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A (Cash Collateral Security agreement). In June 2022, the Company replaced the former Cash Collateral Security agreement with an Investment Collateral Security agreement with BMO Harris Bank N.A (Investment Collateral Security agreement) where existing standby letters of credit are collateralized by amounts held in the Company's investment funds (see Note 10).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	September 30,
	2022	2021
Cash	$23,856	$35,161
Cash equivalents	226	—
Restricted cash and cash equivalents included in current assets	—	891
Restricted cash included in long-term assets	—	270
Total cash, cash equivalents, and restricted cash and cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$24,082	$36,322

Investments

In June 2022, the Board of Directors approved a plan to invest up to $10,000 of excess capital in debt securities, or held in money market funds until such investments can be made, with BMO Harris Bank N.A (BMO Harris). A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 10). At September 30, 2022, the amount of funds collateralized under the Investment Collateral Security agreement is $1,090 relating to existing standby letters of credit with varying maturity dates and expire no later than September 30, 2023.

We consider all highly liquid debt investments with original maturities from the date of purchase of three months or less as cash equivalents. Cash equivalents include investments in money market funds. Carrying value of cash equivalents approximates fair value due to the maturities of three months or less.

Our investments in debt securities consist of United States (US) Treasury securities, including Notes, Bonds, and Bills, and US Government Agency securities, which are designated as held-to-maturity (HTM) and stated at amortized cost. The Company has the positive intent and ability to hold these investments to maturity and does not expect to sell any debt securities before maturity to settle an obligation under the Investment Collateral Security agreement. The maturities of our HTM investments range from three to thirty-six months. HTM debt investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. HTM debt investments with original maturities at the date of purchase greater than approximately three months and remaining maturities of less than one year are classified as short-term investments. HTM debt investments with remaining maturities beyond one year are classified as long-term investments. Interest income, including amortization of premium and accretion of discount, are included on the Condensed Consolidated Statements of Operations in Interest income under the effective yield method. Accrued interest is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities at September 30, 2022:

Held-to-maturity debt securities:
Amortized cost	$9,808
Gross unrecognized gains	—
Gross unrecognized losses	(161)
Fair value	$9,647

The following table provides the amortized cost and fair value of debt securities by maturities at September 30, 2022:

	Amortized Cost	Fair Value
Within one year	$2,469	$2,460
After one year through two years	3,937	3,866
After two years through three years	3,402	3,321
Total	$9,808	$9,647

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At  September 30, 2022 and December 31, 2021, inventory included equipment constructed for resale of $208 and $227, respectively, and spare parts, net of reserves of $183 and $121, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used.

3.     Revenue

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Air Pollution Control
Technology solutions	$1,904	$1,172	$5,711	$1,768
Spare parts	384	407	742	823
Ancillary revenue	440	365	1,217	1,246
Total Air Pollution Control technology revenues	2,728	1,944	7,670	3,837
FUEL CHEM
FUEL CHEM technology solutions	5,289	5,615	12,250	13,973
Total Revenues	$8,017	$7,559	$19,920	$17,810

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$6,972	$6,049	$14,939	$15,100
Foreign Revenues
Latin America	56	121	185	338
Europe	613	663	1,939	1,339
Asia	376	726	2,857	1,033
Total Foreign Revenues	1,045	1,510	4,981	2,710
Total Revenues	$8,017	$7,559	$19,920	$17,810

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Products transferred at a point in time	$5,969	$6,387	$14,065	$16,042
Products and services transferred over time	2,048	1,172	5,855	1,768
Total Revenues	$8,017	$7,559	$19,920	$17,810

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In our Air Pollution Control (APC) technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For the FUEL CHEM technology segment, deliveries made in the current period but billed in subsequent periods are also considered unbilled receivables (contract assets). These assets are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. At September 30, 2022,  December 31, 2021, and December 31, 2020, contract assets for APC technology projects were approximately $1,587, $1,277, and $2,079, respectively, and at December 31, 2020, contract assets for the FUEL CHEM technology segment were approximately $269, and are included in accounts receivable on the Condensed Consolidated Balance Sheets. There were no contract assets for the FUEL CHEM technology segment as of  September 30, 2022 or  December 31, 2021.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $174, $390, and $850 at September 30, 2022,  December 31, 2021, and December 31, 2020, respectively, and are included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Changes in the contract asset and liability balances during the nine-month period ended September 30, 2022, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $131 and $381 for the three and nine months ended September 30, 2022, respectively, and $173 and $331 for three and nine months ended September 30, 2021, respectively, which represented primarily revenue from progress towards completion of our APC technology contracts.

As of September 30, 2022 and December 31, 2021, we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of APC technology booked orders for which work has not been performed. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $8,763. The Company expects to recognize revenue on approximately $8,406 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	September 30, 2022	December 31, 2021
Trade receivables	$4,935	$2,122
Unbilled receivables	1,587	1,277
Other short-term receivables	309	83
Allowance for doubtful accounts	(173)	(223)
Total accounts receivable	$6,658	$3,259

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through September 30, 2022 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $5) in addition to collection efforts for the remaining accounts receivable.

The following table presents our revenues and net loss for 2022 and 2021 in China as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenues	$1	$2	$2	$17
Net loss	(142)	(47)	(193)	(85)

Total assets primarily consist of cash, accounts receivable, contract assets, prepaid expenses, and other current assets. Total liabilities consist of accounts payable and certain accrued liabilities.

The following table presents net assets in China as follows:

	As of
	September 30, 2022	December 31, 2021
Total assets	$994	$1,235
Total liabilities	150	92
Total net assets	$844	$1,143

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Foreign currency translation
Balance at beginning of period	$(1,896)	$(1,430)	$(1,604)	$(1,370)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(155)	(153)	(447)	(213)
Total accumulated other comprehensive loss	$(2,051)	$(1,583)	$(2,051)	$(1,583)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 976,006 and 963,509 with a cost of $2,251 and $2,234 at September 30, 2022 and December 31, 2021, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. For the nine months ended September 30, 2022, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic weighted-average shares	30,296,000	30,264,000	30,287,000	29,356,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	75,000	71,000	—	126,000
Diluted weighted-average shares	30,371,000	30,335,000	30,287,000	29,482,000

For the three and nine months ended September 30, 2022, Fuel Tech had weighted-average outstanding equity awards of 296,500 and 674,000, respectively, and warrants of 2,850,000 in both periods, which were antidilutive for the purpose of the calculation of diluted earnings per share. For the nine months ended September 30, 2022, Fuel Tech had 33,000 of incremental equity awards that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

8.     Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants, or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of September 30, 2022, Fuel Tech had 1,874,250 shares available for share-based awards under the Incentive Plan.

We did not record any excess tax benefits within income tax expense for the three and nine months ended September 30, 2022 and 2021. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and nine months ended September 30, 2022 and 2021. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options and restricted stock units, net of forfeitures	$90	$21	$136	$61
After-tax effect of stock-based compensation	$90	$21	$136	$61

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

Stock option activity for Fuel Tech’s Incentive Plans for the nine months ended September 30, 2022 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2022	434,500	$3.05
Granted	—	—
Exercised	—	—
Expired or forfeited	(50,000)	3.55
Outstanding on September 30, 2022	384,500	$2.98	2.69	$18
Exercisable on September 30, 2022	384,500	$2.98	2.69	$18

As of September 30, 2022, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

At  September 30, 2022, there is $827 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 2.57 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2022 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2022	45,003	$1.51
Granted	807,048	1.32
Forfeited	(15,000)	1.32
Vested	(45,003)	1.51
Unvested restricted stock units at September 30, 2022	792,048	$1.32

The fair value of restricted stock that vested during the nine-month period ending September 30, 2022 was $68.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with Accounting Standards Codification (ASC) 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the nine-month periods ended September 30, 2022 and 2021, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

The following table summarizes information about warrants outstanding and exercisable at September 30, 2022:

Range of Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	3.87	$5.10
$6.45	350,000	3.87	$6.45
	2,850,000

10.     Debt Financing

On June 30, 2022, the Company entered into an Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit that replaces the former Cash Collateral agreement with BMO Harris. The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At September 30, 2022, the Company had outstanding standby letters of credit totaling approximately $727 under the Investment Collateral Security agreement. At September 30, 2022, the investments held as collateral totaled $1,090. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Information about reporting segment net sales and gross margin from operations are provided below:

	Air Pollution	FUEL CHEM
Three months ended September 30, 2022	Control Segment	Segment	Other	Total
Revenues from external customers	$2,728	$5,289	$—	$8,017
Cost of sales	(1,801)	(2,544)	—	(4,345)
Gross margin	927	2,745	—	3,672
Selling, general and administrative	—	—	(3,273)	(3,273)
Research and development	—	—	(207)	(207)
Operating income (loss) from operations	$927	$2,745	$(3,480)	$192

	Air Pollution	FUEL CHEM
Three months ended September 30, 2021	Control Segment	Segment	Other	Total
Revenues from external customers	$1,944	$5,615	$—	$7,559
Cost of sales	(1,134)	(2,706)	—	(3,840)
Gross margin	810	2,909	—	3,719
Selling, general and administrative	—	—	(2,801)	(2,801)
Research and development	—	—	(340)	(340)
Operating income (loss) from operations	$810	$2,909	$(3,141)	$578

	Air Pollution	FUEL CHEM
Nine months ended September 30, 2022	Control Segment	Segment	Other	Total
Revenues from external customers	$7,670	$12,250	$—	$19,920
Cost of sales	(5,032)	(6,248)	—	(11,280)
Gross margin	2,638	6,002	—	8,640
Selling, general and administrative	—	—	(9,201)	(9,201)
Research and development	—	—	(716)	(716)
Operating income (loss) from operations	$2,638	$6,002	$(9,917)	$(1,277)

	Air Pollution	FUEL CHEM
Nine months ended September 30, 2021	Control Segment	Segment	Other	Total
Revenues from external customers	$3,837	$13,973	$—	$17,810
Cost of sales	(2,172)	(6,978)	—	(9,150)
Gross margin	1,665	6,995	—	8,660
Selling, general and administrative	—	—	(8,858)	(8,858)
Research and development	—	—	(1,070)	(1,070)
Operating income (loss) from operations	$1,665	$6,995	$(9,928)	$(1,268)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
United States	$6,972	$6,049	$14,939	$15,100
Foreign	1,045	1,510	4,981	2,710
	$8,017	$7,559	$19,920	$17,810

	September 30,	December 31,
	2022	2021
Assets:
United States	$47,170	$46,271
Foreign	2,512	3,703
	$49,682	$49,974

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	September 30, 2022	December 31, 2021
Contract liabilities (Note 3)	$174	$390
Warranty reserve (Note 13)	159	159
Other accrued liabilities	435	312
Total other accrued liabilities	$768	$861

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the nine months ended September 30, 2022 and 2021. The warranty liability balance was $159 at September 30, 2022 and December 31, 2021.

14.     Income Taxes

The Company’s effective tax rate is approximately 0.9% and 3.2% for the nine-month periods ended September 30, 2022 and 2021, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the nine-month periods ended September 30, 2022 and 2021 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the nine-month periods ended September 30, 2022 and 2021. Income generated in the nine months ended September 30, 2021 attributed to the gain on forgiveness of the Paycheck Protection Plan loan is tax exempt.

Fuel Tech had no unrecognized tax benefits as of September 30, 2022 and December 31, 2021.

15.     Subsequent Events

In October 2022, Fuel Tech finalized a settlement agreement with a supplier related to an equipment component failure at a foreign customer location. The failure was previously recorded and remedied under the warranty provision of the contract. Per the agreement, Fuel Tech will receive a combination of cash, invoice forgiveness, and credit on future equipment purchases totaling approximately $245. Settlement amounts will be recorded during the fourth quarter of 2022.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the third quarter of 2022, the Company continued to experience a challenging operational environment resulting from the ongoing substitution of gas-fired and renewable energy plants for coal-fired installations and the ongoing impacts of geopolitical events and the coronavirus (COVID-19) global pandemic. We continue to invest in development of new technologies to expand our product offerings into the water and waste-water treatment market. Our capital resources are sufficient for our immediate and longer-term needs, and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and the diminishing effects of the pandemic should lead to an improved market outlook.

COVID-19 Pandemic and Geopolitical Events

The effects of the COVID-19 global pandemic have presented significant risks to the Company. Although the impact of the pandemic is difficult to quantify, the Company has experienced, and may continue to experience, supply chain issues, travel restrictions, and reductions in demand for certain of our products due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets. Geopolitical events and global economic sanctions resulting from the ongoing conflict between Russia and Ukraine may impact new or existing projects and the prices and availability of raw materials, energy and other materials. These events may also impact energy and regulatory policy nationally or regionally for the impacted regions. In addition, we have experienced and are experiencing varying levels of inflation resulting in part from increased shipping and transportation costs, raw material costs, and labor costs. Management cannot predict the full impact of the COVID-19 pandemic and geopolitical events on the Company’s sales and marketing channels and supply chain, and as a result, the ultimate extent of the effects on the Company is highly uncertain and will depend on future developments. Such effects could exist for an extended period of time. The Company continues to monitor the potential impacts on the business.

Key Operating Factors

Our FUEL CHEM segment experienced a decline in revenues and segment operating profits in the quarter compared to 2021. FUEL CHEM faced some headwinds in the quarter due to the loss of one customer from permanent plant retirement and the reduction in demand from other customers due to climate and operating and maintenance scheduling.

Our Air Pollution Control (APC) business experienced improvement in the quarter compared to 2021, due to the execution on projects awarded in the second half of 2021 and in 2022. We are also encouraged by the pace and depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. Our Consolidated APC backlog at September 30, 2022 was $8,763 and our global sales pipeline is in the $50 -75 million range.

Results of Operations

Revenues

Revenues for the three-month periods ending September 30, 2022 and 2021 were $8,017 and $7,559, respectively, representing an increase of $458, or 6%, versus the same period last year. Revenues for the nine-month periods ending September 30, 2022 and 2021 were $19,920 and $17,810, respectively, representing an increase of $2,110, or 12%, versus the same period last year.

The APC technology segment generated revenues of $2,728 for the three-month period ended September 30, 2022, representing an increase of $784, or 40%, from the prior year amount of $1,944. The APC technology segment generated revenues of $7,670 and $3,837 for the nine-month periods ended September 30, 2022 and 2021, respectively, representing an increase of $3,833, or 100%. These increases in APC revenue were primarily related to the timing of project execution and new APC orders announced during 2021 and continuing through the first nine months of 2022. Consolidated APC backlog at September 30, 2022 was $8,763 versus backlog at December 31, 2021 of $9,119. Our current backlog consists of U.S. domestic projects totaling $7,016 and international projects totaling $1,747.

The FUEL CHEM technology segment generated revenues of $5,289 and $5,615 for the three-month periods ended September 30, 2022 and 2021, respectively, representing a decrease of $326, or 6%. The FUEL CHEM technology segment generated revenues of $12,250 and $13,973 for the nine-month periods ended September 30, 2022 and 2021, respectively, representing a decrease of $1,723, or 12%. The decreases in FUEL CHEM revenue for the three and nine months ended September 30, 2022 as compared to the same period of the prior year were partially due to the loss of one customer due to permanent plant retirement, dispatch/demand, and unforeseen plant outages.

Cost of sales and gross margin

Consolidated gross margin percentage for the three-month periods ended September 30, 2022 and 2021 were 46% and 49%, respectively. Gross margin decreased versus the comparable period due to the decrease in the APC operating segment gross margin. For the three-month periods ended September 30, 2022 and 2021 the APC gross margin decreased to 34% from 42%, respectively, primarily due to product and project mix. FUEL CHEM operating segment gross margins remained flat at 52%.

Consolidated gross margin percentage for the nine-month periods ended September 30, 2022 and 2021 were 43% and 49%, respectively. Gross margin decreased versus the comparable period due to the decrease in both operating segment gross margins due to increases in supply chain costs and product mix. For the nine-month periods ended September 30, 2022 and 2021 the APC gross margin decreased to 34% from 43%, respectively, primarily due to product and project mix. FUEL CHEM gross margins decreased to 49% from 50% in the current quarter due to the decrease in revenue volume and higher material, freight, and labor costs.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $3,273 and $2,801 for the three-month periods ended September 30, 2022 and 2021, respectively. For the three-month period ended September 30, 2022 the increase of $472 is primarily the result of increases in employee compensation and benefit related costs of $514 and outside services of $73, partially offset by decreases in depreciation expense of $33, certain administrative overhead expenses for our international operations of $30, travel costs of $15, and other costs of $37. For the three-month periods ending September 30, 2022 and 2021, SG&A as a percentage of revenues increased to 41% from 37%. The increase versus the comparable period is primarily due to the increase in SG&A in the current year due to employee related costs.

SG&A expenses were $9,201 and $8,858 for the nine-month periods ended September 30, 2022 and 2021, respectively. For the nine-month period ended September 30, 2022 the increase of $343 is primarily the result of increases in employee compensation and benefit related costs of $474, outside services of $46, and travel costs of $39, partially offset by decreases in depreciation expense of $91, certain administrative overhead expenses for our international operations of $23, and other costs of $102. For the nine-month periods ending September 30, 2022 and 2021, SG&A as a percentage of revenues decreased to 46% from 50%. The decrease versus the comparable period is primarily due to the increase in overall revenues, partially offset by the increase in SG&A in the current year due to employee related costs.

Research and development

Research and development expenses for the three and nine-month periods ended September 30, 2022 were $207 and $716, respectively, and for the same periods in 2021 were $340 and $1,070, respectively. The decreases in expenditures were related to reduced employee related costs and timing of execution on current project initiatives. The expenditures in our research and development expenses are focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity, and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Income tax

Income tax expense for both of the three-month periods ended September 30, 2022 and 2021 was $0. Income tax expense for the nine-month period ended September 30, 2022 was $9. Income tax expense for the nine-month period ended September 30, 2021 was $10. The Company is projecting a consolidated effective tax rate of approximately 0% for 2022, which is lower than the federal income tax rate of 21%. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three and nine-month periods ended September 30, 2022 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses.

Interest income

Interest income was $92 for the three-month period ended September 30, 2022 compared to $1 for the same period in 2021. Interest income was $101 for the nine-month period ended September 30, 2022 compared to $4 for the same period in 2021. Interest income increase in both periods due to the interest income on the held-to-maturity debt securities and money market funds.

Other income, net

Other income, net was $34 for the three-month period ended September 30, 2022 compared to $104 for the same period in 2021. Other income, net decreased $70 mainly due to transactional foreign exchange gain/loss.

Other income, net was $158 for the nine-month period ended September 30, 2022 compared to $1,586 for the same period in 2021. Other income, net decreased $1,428 due to the forgiveness of the Paycheck Protection Program Loan in 2021 consisting of $1,556 of principal and $10 of accrued interest.

Liquidity and Sources of Capital

We have losses from operations during the nine-month period ended September 30, 2022 totaling $1,277. Our cash used by operations for this same period totaled $2,591.

Our cash and cash equivalent balance as of September 30, 2022 totaled $24,082, which includes $226 of cash equivalents, and our working capital totaled $29,922. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities used cash of $2,591 for the nine-month period ended September 30, 2022, primarily due to an increase in accounts receivable balances of $3,449 due to the timing of project milestone billings and the net loss from continuing operations, partially offset by removals of non-cash items from our net loss from continuing operations for depreciation and amortization of $337, an increase in accounts payable balances of $1,094, and a decrease in other assets of $370.

Operating activities provided $572 of cash for the nine-month period ended September 30, 2021, primarily due to decreases in our accounts receivable balance of $1,405 and prepaid expenses and other current and non-current assets of $1,176 and the add back of non-cash items from our net loss including depreciation and amortization of $571, partially offset by the add back of non-cash items from our net loss for the gain on the Paycheck Protection Program Loan forgiveness of $1,556 and decreases in our accounts payable balance of $980 and accrued liabilities and other non-current liabilities of $382.

Investing activities used cash of $9,963 and $584 for the nine-month periods ended September 30, 2022 and 2021, respectively. Investing activities for the nine-month periods ended September 30, 2022 primarily consisted of purchases of debt securities as investments.

Financing activities used cash of $17 for the nine-month period ended September 30, 2022 compared to cash provided of $23,977 for the nine-month period ended September 30, 2021. In 2022, the financing activity was related to the taxes paid on behalf of the equity award participants on the vesting of restricted stock units. In 2021, the Company issued common stock in connection with the private placement offering. Proceeds from the private placement offering were $25,812, partially offset by the costs related to the offering of $1,783.

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

On June 30, 2022, the Company entered into the Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit, which replaces the Cash Collateral Security agreement with BMO Harris Bank, N.A. (the Former Collateral agreement). The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At September 30, 2022, the Company had outstanding standby letters of credit totaling approximately $727 under the Investment Collateral Security agreement. At September 30, 2022, the investments held as collateral totaled $1,090. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

On June 19, 2019, the Company entered into the Former Collateral agreement to use for the sole purpose of issuing standby letters of credit. The Former Collateral agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company paid 250 basis points on the face values of outstanding letters of credit. There were no financial covenants set forth in the Former Collateral agreement. At September 30, 2022, the Company had no outstanding standby letters of credit under the Former Collateral agreement.

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

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the nine months ended September 30, 2022.

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

Date: November 8, 2022	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)