Form 10-K
period 2022-12-31
FUEL TECH, INC.
filed 2023-03-07
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financials statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to (§240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $32,215,406 based on the closing sale price as reported on the NASDAQ National Market System.

As of February 28, 2023, there were 30,296,297 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this report.

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

Fuel Tech, Inc. and Subsidiaries

December 31, 2022

FTI
Delaware
100%
100%
100%
100%
100%
FT SPA
Chile
FT SRL
Italy
FT GmbH
Germany
FT HK
Hong Kong
BJFT
China

FTI	- Fuel Tech, Inc.
FT SPA	- Fuel Tech SpA
FT SRL	- Fuel Tech Srl
FT GmbH	- Fuel Tech GmbH
FT HK	- Fuel Tech (HK) Holding Limited
BJFT	- Beijing Fuel Tech Environmental Technologies Co. Ltd.

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

●	our success in winning new contract awards;
●

global economic and geopolitical conditions and related impacts, including spending and demand for our products and global supply chain disruptions and price inflation, will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives;

●

changes in macroeconomic and market conditions and market volatility, including inflation, interest rates, and the impact of such changes and volatility on our customer’s financial position and businesses;

●	the amount and timing of our cash flows and earnings, which may be impacted by customer, supplier, competitive, contractual and other dynamics and conditions;
●

market developments or customer actions that may affect demand and the financial performance of major industries and customers we serve, such as secular, cyclical and competitive pressures in the electric power industry; pricing, the timing of customer investment and other factors in energy markets; and other shifts in the competitive landscape for our products and services;

●	operational execution by our businesses, including our success in improving operational performance;
●	changes in law, regulation or policy that may affect our businesses;
●	our decisions about investments in research and development, and new products, services and platforms, and our ability to launch new products in a cost-effective manner;
●	our ability to increase margins through implementation of operational changes, restructuring and other cost reduction measures;
●	the impact of actual or potential failures of our products or third-party products with which our products are integrated, and related reputational effects;
●	the impact of potential information technology, cybersecurity or data security breaches at our company or third parties; and
●	the other factors that are described in "Risk Factors" in this form 10-K report.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

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

●

Fuel Tech’s Air Pollution Control (APC) technologies include particulate control with Electrostatic Precipitator (ESP) products and services including complete turnkey capability for ESP retrofits, with experience on units up to 700 MW.  Flue gas conditioning (FGC) systems include treatment using sulfur trioxide (SO3) and ammonia-based conditioning to improve the performance of ESPs by modifying the properties of fly ash particles. Fuel Tech’s particulate control technologies have been installed on more than 125 units worldwide.

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

●	Water treatment technologies include DGI™ Dissolved Gas Infusion Systems which utilize a patent-pending channel injector and a patent-pending saturator to provide a competitive advantage over conventional water and wastewater treatment aeration. An innovative alternative to current aeration technology among other applications, DGI™ systems can deliver supersaturated oxygen solutions and other gas-water combinations to target process applications or environmental issues. This infusion process has a variety of applications in the water and wastewater segments, including irrigation, treatment of natural waters, supply of oxygen for biological remediation and wastewater odor management. DGI™ technology benefits include improved treatment performance and reduced treatment time, and the potential for reduced energy consumption, along with lower installation and operating costs. The DGI™ technology is currently in the demonstration phase with limited revenues. Third party validation testing of the efficiency of transferring oxygen to a treatment basin has been completed and results have been published.

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

Clean Air Act (CAA): The CAA requires the U.S. Environmental Protection Agency (EPA) to establish national ambient air quality standards (NAAQS) at levels that are protective of public health with an adequate margin of safety. The six pollutants specified include: Ozone, Particulate Matter, Nitrogen Dioxide, Sulfur Dioxide, Lead, and Carbon Monoxide. The NAAQS provisions require that states comply with ozone and particulate emissions standards. NOx emissions are a precursor to ozone formation and also contribute to fine particulate emissions. Since 1990, EPA rules and programs have been established at the regional and federal level to help states in their mission to define and meet their State Implementation Plans for attainment. The NAAQS ground-level ozone standards that were issued in 1997, were made more stringent in 2008 and again in 2015. The EPA has kept the 2020 NAAQS ozone standard at 70 parts per billion, the same limit as 2015. EPA is evaluating the impact of NOx emissions from upwind sources on downwind states through the Good Neighbor provision of the CAA.  The Good Neighbor provision may require upwind sources to provide additional NOx controls to help downwind states meet the 2020 ozone NAAQS requirements over the next several years.

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

Regulations and Markets: International

We also sell air pollution control systems outside the U.S., specifically in Europe, Latin America, India (under a license agreement) and in the Pacific Rim. The demand for our technologies comes from specific governmental regulations in NOx and particulate matter emission limits which vary by country. We expect that there will be further opportunities to implement our technologies globally in established as well as new geographies in 2023.

The European Union published the Best Available Reference Technology (BREF) emission guidelines in mid 2017 which continue to be implemented gradually starting from large utility boilers and down to industrial units. The 2017 BREF guidelines reduced NOx limit values by up to 25% which required an upgrade of the first-generation NOx abatement systems, and that has presented new opportunities for Fuel Tech, especially on biomass and waste incineration plants. The projects were slow to implement due to the coronavirus (COVID-19) pandemic related restrictions and lock downs, however, the pace of implementation picked up in 2022 and that is expected to continue in 2023. New system opportunities are also being identified and followed in chemical production and petrochemical industries. European engineering companies are supplying power generation and flue gas treatment systems to industrial and utility customers globally. Fuel Tech’s NOx control technologies can be integrated into these systems.

In South Africa, the state-owned utility Eskom is slowly refurbishing aging ESPs and adding FGC technology to further improve ESP performance. Fuel Tech is well placed to compete for this business with our local partner Lesedi.

The Indian government adopted a less stringent NOx emission standard for legacy power plants than what was initially agreed to in 2015 as part of the Paris Agreement. As a result, SNCR systems will be limited to waste-to-energy and industrial units for the foreseeable future. The government has prioritized sulfur oxide abatement over NOx abatement for the near term. Particulate matter emission reductions continue to be an area of focus in the country and that presents an ongoing opportunity for Fuel Tech’s FGC technology application which utilizes sulfur trioxide and ammonia injection. These technologies will be implemented through a collaboration with our local partner ISGEC.

Elsewhere in Southeast Asia, particulate emissions due to poor performing ESPs are being mitigated. Power generators in several countries like Vietnam, Malaysia and the Philippines are actively looking for corrective options. In Taiwan, there is a push to convert coal fired units to burn biomass. This presents Fuel Tech with opportunities to bring our ASNCR, SCR, Ultra and FGC technologies to these markets.

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

●

ESP Processes and Services: ESP technologies for particulate control include ESP products and services including ESP Inspection Services, Performance Modeling, and Performance and Efficiency Upgrades, along with complete turnkey capability for ESP retrofits. FGC systems include treatment using sulfur trioxide (SO3) and ammonia-based systems to improve the performance of ESPs by modifying the properties of fly ash particles.  Our ULTRA® technology can provide the ammonia system feed requirements for FGC applications as a safe alternative to ammonia reagent-based systems. FGC systems offer a lower capital cost approach to improving ash particulate capture versus the alternative of installing larger ESPs or utilizing fabric filter technology to meet targeted emissions and opacity limits.  Fuel Tech’s particulate control technologies have been installed on more than 125 units worldwide.

A market factor for the APC product line is the continued use of coal and the growth of biomass for global electricity production.  The growth of natural gas in the U.S. for industrial applications has increased the need for SCR technology since it often meets the definition of BACT and is required on new industrial units.

Sales of APC products were $10.6 million and $6.9 million for the years ended December 31, 2022 and 2021, respectively.

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

The use of both urea and ammonia as the reagent for the SNCR process can reduce NOx by 30% - 70%, depending on a number of factors. Ammonia can be effective on incinerators and on Circulating Fluidized Bed combustion units, but has limited applicability for most utility boilers, where urea is dominant. The ammonia-based systems utilize either anhydrous or aqueous ammonia, both of which are hazardous substances. Competitors for ammonia based SNCR include CECO Environmental, B&W, and Yara, with CECO Environmental and B&W for urea based SNCR systems.

ESP retrofit competitors include B&W and Southern Environmental. FGC competition includes Wahlco, Inc. and Chemithon, Inc.

Lastly, with respect to urea-to-ammonia conversion technologies, our controlled urea decomposition system competes with Hamon and Wahlco, which manufacture a system that hydrolyzes urea under high temperature and pressure.

APC Backlog

Consolidated APC segment backlog at December 31, 2022 was $8.2 million versus backlog at December 31, 2021 of $9.1 million. The Company expects to recognize revenue on approximately $7.9 million of the backlog over the next 12 months with the remaining recognized thereafter.

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

A key market factor for this product line is the continued use of coal for global electricity production. In 2022, coal accounted for approximately 20% of all U.S. electricity generation and roughly 39% of global electricity generation. The global value is up from 37% in 2021, however 2022 was unique relative to higher natural gas pricing and future increases in coal usage are not expected to be the long-term trend. Major coal consumers include the U.S., China and India. Additional market dynamics include a growing, worldwide utilization of biomass for both steam and electrical production, and the continued use of heavy fuel oil for power generation. The principal markets for this product line are electric power plants burning coals with slag-forming constituents such as sodium, iron and high levels of sulfur. Sodium is typically found in the Powder River Basin coals of Wyoming and Montana. Iron is typically found in coals produced in the Illinois Basin region. High sulfur content is typical of Illinois Basin coals and certain Appalachian coals. High sulfur content can give rise to unacceptable levels of SO3 formation especially in plants with SCR systems and flue gas desulphurization units (scrubbers).  As coal units strive to compete in electricity supply markets, lower cost, higher slagging fuels can create more operational challenges which TIFI® Programs can help mitigate. The current Mexican government is utilizing more indigenous fuel sources for power generation because the international market for high sulfur fuel oil (what Mexico produces) has been significantly reduced with the adoption of the new International Maritime Organization restrictions. Fuel Tech’s TIFI® systems can help with SO3 mitigation at these oil-fired power generation units.

The combination of slagging coals and SO3-related issues, such as “blue plume” formation, air pre-heater fouling and corrosion, SCR fouling and the proclivity to suppress certain mercury removal processes, represents an attractive market potential for Fuel Tech.

Sales of the FUEL CHEM products were $16.3 million and $17.4 million, for the years ended December 31, 2022 and 2021, respectively.

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

INTELLECTUAL PROPERTY

The majority of our products are protected by U.S. and non-U.S. patents. We own 63 granted patents worldwide including 25 US patents and 38 non-US patents. We have 7 patent applications pending: including 3 in the U.S. and 4 in non-U.S. jurisdictions. These patents and applications cover some 31 inventions, 14 associated with our NOx reduction business, 12 associated with the FUEL CHEM business, and five associated with water treatment. Our granted patents have expiration dates ranging from March of 2024 to October of 2040.

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

EMPLOYEES

At December 31, 2022, we had 66 employees, 61 in North America and five in Europe. We enjoy good relations with our employees and are not a party to any labor management agreement.

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

RISKS RELATED TO OUR PRODUCTS AND PRICING

Our Product Portfolio Lacks Diversification

We have two broad technology segments that provide advanced engineering solutions to meet the pollution control, efficiency improvement, and operational optimization needs of coal and natural gas-fired energy-related facilities worldwide. They are as follows:

•

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas or coal from boilers, incinerators, furnaces and other stationary combustion sources. These include Over Fire Air (OFA) systems, NOxOUT® and HERT™ SNCR systems, and SCR systems. Our SCR systems can also include AIG, and GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

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

Our Customer Base Is Highly Concentrated

A small number of customers have historically accounted for a significant portion of our revenues. During 2022, our five largest customers accounted for approximately 61% of our net revenues, with our largest customer accounting for approximately 22% of our net revenues. There can be no assurance that all significant customers will continue to purchase our products in the same quantities that they have in the past. The loss of any one of our significant customers or a material reduction in sales to a significant customer could have a material adverse effect on our sales and results of operations.

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

Energy Transition

The strategic priorities and financial performance of our businesses are subject to market and other dynamics related to decarbonization, which can pose risks in addition to opportunities for those businesses. Given the nature of our businesses and the industries we serve, we must anticipate and respond to market, technological, regulatory and other changes driven by broader trends related to decarbonization efforts in response to climate change. These changes present both risks and opportunities for our businesses, many of which provide products and services to customers in sectors like power generation that have historically been carbon intensive and will remain important to efforts globally to lower greenhouse gas emissions for decades to come. For example, the significant decreases in recent years in the levelized cost of energy for renewable sources of power generation (such as wind and solar), along with ongoing changes in government, investor, customer and consumer policies, commitments, preferences and considerations related to climate change, in some cases have adversely affected, and are expected to continue to affect, the demand for and the competitiveness of products and services related to carbonaceous fuel-based power generation, including sales of new air pollution control equipment and the utilization and servicing needs for existing power plants. Continued shifts toward greater penetration by renewables in both new capacity additions and the proportionate share of power generation, particularly depending on the pace and timeframe for such shifts across different markets globally, could have a material adverse effect on our business and our consolidated results.

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

Operational Execution

Operational challenges could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows. The Company’s financial results depend on the successful execution of our businesses’ operating plans across all steps of the engineering and design, manufacture, installation and service lifecycle. We continue working to improve the operations and execution of our businesses and our ability to make the desired improvements will be a significant factor in our overall financial performance. Operational failures in any of our business segments that result in quality problems or potential product, environmental, health or safety risks, could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, for some large-scale projects we may be required by our customer to take on the full scope of engineering, procurement, construction or other services. These types of projects often pose unique risks related to their location, scale, complexity, duration and pricing or payment structure. Performance issues or schedule delays can arise due to inadequate technical expertise, unanticipated project modifications, developments at project sites, environmental, health and safety issues, execution by or coordination with suppliers, subcontractors or consortium partners, financial difficulties of our customers or significant partners or compliance with government regulations, and these can lead to cost overruns, contractual penalties, liquidated damages and other adverse consequences. Operational, quality or other issues at large projects, or across our projects portfolio more broadly, can adversely affect our business, reputation or results of operations.

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

Cybersecurity

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime pose a risk to our systems, networks, products, solutions, services and data. Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of Fuel Tech and its customers', partners', suppliers' and third-party service providers' infrastructure, products, systems and networks and the confidentiality, availability and integrity of Fuel Tech’s and its customers' data. As the perpetrators of such attacks become more capable, and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. There can be no assurance that our efforts to mitigate cybersecurity risks by employing a number of measures, including employee training, monitoring and testing, vulnerability testing and maintenance of protective systems and contingency plans, will be sufficient to prevent, detect and limit the impact of cyber-related attacks, and we remain vulnerable to known or unknown threats. A significant cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation, increased digital infrastructure or other costs that are not covered by insurance, litigation or regulatory action.

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

We May Not Be Able to Purchase Raw Materials on Commercially Advantageous Terms

Our FUEL CHEM technology segment is dependent, in part, upon a supply of magnesium hydroxide. Any adverse changes in the availability of this chemical will likely have an adverse impact on ongoing operation of our FUEL CHEM programs. On March 4, 2009, we entered into a Restated Product Supply Agreement (PSA) with Martin Marietta Magnesia Specialties, LLC (MMMS) in order to assure the continuance of a stable supply from MMMS of magnesium hydroxide products for our requirements in the U.S. and Canada. The term of the PSA expires on December 31, 2023. Pursuant to the PSA, MMMS supplies us with magnesium hydroxide products manufactured pursuant to our specifications and we have agreed to purchase from MMMS, and MMMS has agreed to supply, 100% of our requirements for such magnesium hydroxide products for our customers who purchase such products for delivery in the U.S. and Canada. There can be no assurance that we will be able to obtain a stable source of magnesium hydroxide in markets outside the U.S.

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

GENERAL RISK FACTORS

There Is Still Significant Uncertainty Related to the COVID-19 Pandemic; Future Pandemics Could Pose Similar Challenges

The continued prevalence of the COVID-19 pandemic around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. The COVID-19 pandemic has affected the Company's operations in the years ended December 31, 2022 and 2021, although the impact of the pandemic is difficult to quantify, and may continue to do so indefinitely hereafter. The Company has experienced, and may continue to experience, delays in supply of critical equipment, reductions in demand for certain of our products as several accounts remained offline due to soft electricity demand and unplanned outage activities and due to the delay or abandonment of ongoing or anticipated projects due to the customers', suppliers' and other third parties' financial distress or concern regarding the volatility of global markets.

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

We also operate from leased office facilities and we do not segregate any of these leased facilities by operating business segment. The terms of the Company's primary lease arrangements as of December 31, 2022 are as follows:

•	The Gallarate, Italy building lease, for approximately 1,335 square feet, runs through April 30, 2025. This facility serves as the operating headquarters for our European operations.

•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs through December 31, 2023. This facility serves as an outside warehouse facility.

•	The Overland Park, KS lease, for approximately 600 square feet, runs through October 15, 2024. This facility serves primarily as a sales office.

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

Holders

As of February 28, 2023, there were 62 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

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

ITEM 6 - RESERVED

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars)

Overview

In 2022, the Company continued to experience a challenging operational environment resulting from the ongoing substitution of gas-fired and renewable energy plants for coal-fired installations and the ongoing impacts of geopolitical events and the coronavirus (COVID-19) global pandemic. We continue to invest in the development of new technologies to expand our product offerings into the water and waste-water treatment market. The Board approved a plan to invest excess capital to provide returns on excess cash while preserving capital and managing liquidity. In June 2022, $10 million was transferred to the investment account and an additional $10 million was transferred in December 2022. Our capital resources are sufficient for our immediate and longer-term needs and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and the diminishing effects of the pandemic should lead to an improved market outlook.

COVID-19 Pandemic and Geopolitical Events

The effects of COVID-19 have presented significant risks to the Company. The COVID-19 pandemic has affected the Company's operations during the twelve months ended December 31, 2022 and 2021. Although the impact of the pandemic is difficult to quantify, the Company has experienced, and may continue to experience, supply chain issues, travel restrictions, and reductions in demand for certain of our products due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets. Geopolitical events and global economic sanctions resulting from the ongoing conflict between Russia and Ukraine may impact new or existing projects and the prices and availability of raw materials, energy and other materials. These events may also impact energy and regulatory policy nationally or regionally for the impacted regions. In addition, we have experienced and are experiencing varying levels of inflation resulting in part from increased shipping and transportation costs, raw material costs, and labor costs. Management cannot predict the full impact of the COVID-19 pandemic and geopolitical events on the Company’s sales and marketing channels and supply chain, and as a result, the ultimate extent of the effects on the Company are highly uncertain and will depend on future developments. Such effects could exist for an extended period of time. The Company continues to monitor the potential impacts on the business.

Key Operating Factors

Our FUEL CHEM® segment performed well in 2022, but experienced a decline in revenues and segment operating profits compared to 2021. FUEL CHEM faced some headwinds due to the loss of one customer from permanent plant retirement and the reduction in demand from other customers due to unfavorable climate conditions and to operating and maintenance scheduling.

Our APC business experienced improvement in 2022, compared to 2021, due to the execution of projects awarded in the second half of 2021 and in 2022. We are also encouraged by the pace and depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. Our Consolidated APC backlog at year end was $8,245 and our global sales pipeline has increased to $50 -75 million range.

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

The key market dynamic for both technology segments is the continued use of fossil fuels, especially coal, as the principal fuel source for global electricity production. In 2022, coal accounted for approximately 20% of all U.S. electricity generation and roughly 39% of global electricity generation. The global value is up from 37% in 2021, however 2022 was unique relative to higher natural gas pricing and future increases in coal usage are not expected to be the long-term trend. Major coal consumers include China, the U.S. and India.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), which require us to make estimates and assumptions. We believe that, our accounting policies (see Note 1 to the consolidated financial statements), involve a higher degree of judgment, estimates and assumptions and are deemed critical. We routinely discuss our critical accounting policies with the Audit Committee of the Board of Directors.

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

As of December 31, 2022 and 2021, we had no construction contracts in progress that were identified as a loss contract.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2022, 2021, and 2020 contract assets for APC technology projects were approximately $3,082 and $1,277, and $2,079, respectively, and at December 31, 2020, contract assets for the FUEL CHEM technology segment were approximately $269, and are included in accounts receivable on the consolidated balance sheets. There were no contract assets for the FUEL CHEM technology segment as of December 31, 2022 and 2021

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $372, $390, and $850 at December 31, 2022, 2021, and 2020, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two reporting units: the FUEL CHEM segment and the APC technology segment. Goodwill is only related to the FUEL CHEM segment.

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

Fuel Tech performed its annual goodwill impairment analysis for its FUEL CHEM reporting unit as of October 1, 2022 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when either estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount or the determined fair value is less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and the remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected fair value. Due to the existence of impairment indicators, we performed a more detailed analysis of potential long-lived and intangible asset impairment in the APC technology asset group during the fourth quarter of 2022 and determined no impairment exists. There was no impairment recorded during 2022.

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

Valuation Allowance for Deferred Income Taxes

Deferred tax assets represent deductible temporary differences and net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized. At the end of each reporting period, management reviews the realizability of the deferred tax assets. As part of this review, we consider if there are taxable temporary differences that could generate taxable income in the future, if there is the ability to carry back the net operating losses or credits, if there is a projection of future taxable income, and if there are any tax planning strategies that can be readily implemented. As required by ASC 740 "Income Taxes", a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment resulted in a valuation allowance on our deferred tax assets of $15,627 and $14,950 at December 31, 2022 and 2021, respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will become effective for interim and annual periods beginning on January 1, 2023 for Fuel Tech. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is finalizing the impact of adoption, but we do not believe the adoption of this standard will have a material impact on our financial statements. Beginning on January 1, 2023, Fuel Tech will use the caption Allowance for Credit Losses and our expected credit loss model to calculate the allowance.

2022 versus 2021

Highlights for the year ended December 31, 2022, compared to 2021:

	For the years ended December 31,
	2022	2021	Change
Revenues	$26,941	$24,261	$2,680
Costs and expenses:
Cost of sales	15,298	12,363	2,935
Selling, general and administrative	12,275	12,055	220
Research and development	895	1,332	(437)
Total costs and expenses	28,468	25,750	2,718
Operating loss	(1,527)	(1,489)	(38)
Interest expense	(17)	(19)	2
Interest income	202	6	196
Other (expense) income, net	(46)	1,570	(1,616)
(Loss) income before income taxes	(1,388)	68	(1,456)
Income tax expense	(54)	(14)	(40)
Net (loss) income	$(1,442)	$54	$(1,496)

Revenues

Revenues for the years ended December 31, 2022 and 2021 were $26,941 and $24,261, respectively. The year-over-year increase of $2,680 or 11%, was driven by the increase in revenue in our APC technology segment in our U.S. and Italy operations, partially offset by a decrease in our FUEL CHEM technology segment. Our U.S. revenues increased by $796, or 4%, from $19,515 in 2021 to $20,311 in 2022, and our international revenues increased by $1,884, or 40%, from $4,746 in 2021 to $6,630 in 2022.

Revenues for the APC technology segment were $10,597 for the year ended December 31, 2022, an increase of $3,701, or 54%, versus fiscal 2021. The increase in APC revenue for the twelve-month period ending December 31, 2022 in comparison to the prior year amount was principally related to the timing of project execution and new APC orders. Consolidated APC backlog was $8,245 and $9,119 at December 31, 2022 and 2021, respectively. Our backlog at December 31, 2022 consists of U.S. domestic projects totaling $6,358 and international projects totaling $1,887.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2022 were $16,344, a decrease of $1,021, or 6%, versus fiscal 2021. The decrease in FUEL CHEM revenue was due to the loss of one customer due to permanent plant retirement, dispatch/demand, and unforeseen plant outages. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications. Our ability to attract new coal customers continues to be affected by the electric demand market and fuel switching as a result of low natural gas prices.

Cost of sales and gross margin

Consolidated cost of sales for the years ended December 31, 2022 and 2021 were $15,298 and $12,363, respectively. Consolidated gross margin percentages for the years ended December 31, 2022 and 2021 were 43% and 49%, respectively. The gross margins for the APC technology segment decreased to 35% in 2022 from 49% in 2021. The overall decrease in gross margin in the APC technology segment is primarily due to product and project mix and supply chain costs. Gross margin percentage for the FUEL CHEM technology segment remained flat at 49% for the years ended December 31, 2022 and 2021.

Selling, general and administrative

Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 were $12,275 and $12,055, respectively. The increase of $220, or 2%, is attributed to the following:

•	An increase in employee related costs of $651
•	An increase in travel expense of $59
•	A decrease in office and administrative costs relating to our foreign subsidiaries of $216
•	A decrease in other administrative costs of $119
•	A decrease in depreciation of $121
•	A decrease in professional services of $34

Depreciation and Amortization

Depreciation and amortization are calculated using the straight-line method and included in selling, general and administrative expense. For the years ended December 31, 2022 and 2021, the Company recorded depreciation of $352 and $584 and amortization of $88 and $157, respectively.

Research and development

Research and development expenses were $895 and $1,332 for the years ended December 31, 2022 and 2021, respectively. The decreases in expenditures were related to reduced employee related costs and timing of execution on current project initiatives. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and wastewater segments, including irrigation, treatment of natural waters, supply of oxygen for biological remediation and wastewater odor management. DGI™ technology benefits include improved treatment performance and reduced treatment time, and the potential for reduced energy consumption, along with lower installation and operating costs. Third party validation testing of the efficiency of transferring oxygen to a treatment basin has been completed and results have been published.

Interest income

Interest income was $202 for the year ended December 31, 2022 compared to $6 for the same period in 2021. Interest income increased due to the interest income on the held-to-maturity (HTM) debt securities and money market funds.

Other (expense) income, net

Other expense, net was $46 for the year ended December 31, 2022 compared to Other income, net of $1,570 in 2021. The change of $1,616 is due primarily to the forgiveness of the Paycheck Protection Program (PPP) Loan in 2021 for $1,556 of principal and $10 of accrued interest.

Income tax benefit (expense)

For the year ended December 31, 2022, we recorded an income tax expense of $54 on pre-tax loss of $1,388. Our effective tax rates were -3.9% and 20.6% for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2021, we recorded an income tax expense of $14 on pre-tax income of $68. The effective tax rate for the year ended December 31, 2022 differed from the federal statutory rate of 21% as a result of establishing a deferred tax liability associated with a certain book-to-tax timing difference.

Liquidity and Sources of Capital

At December 31, 2022, we had cash and cash equivalents of $23,328 (which includes $10,768 of cash equivalents) and working capital of $31,059 versus cash and cash equivalents of $35,893 (excluding restricted cash of $1,161) and working capital of $38,242 at December 31, 2021. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities used cash of $4,139 for the year ended December 31, 2022, primarily due to an increase in accounts receivable balances of $4,448, an increase in prepaid expenses and other assets of $314, and an adjustment for non-cash items from our net loss from continuing operations for the provision for doubtful accounts of $106, partially offset by increases in accounts payable balances of $1,159 and accrued liabilities and other non-current liabilities of $355, and adjustments for non-cash items from our net loss from continuing operations for depreciation and amortization of $440 and stock compensation expense of $224.

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

Investing activities used cash of $9,483 and $84 for the years ended December 31, 2022 and 2021, respectively. Investing activities for the years ended December 31, 2022 primarily consisted of purchases of HTM debt securities as investments and the purchases of equipment, partially offset by the maturity of one HTM debt security.

Financing activities used  $17 and provided $23,977 of cash for the years ended December 31, 2022 and 2021.  In 2021, the Company issued common stock in connection with the private placement offering. Proceeds from the private placement offering were $25,812, partially offset by the costs related to the offering of $1,783. In 2020, the Company received a Paycheck Protection Plan loan of $1,556.

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

We expect capital expenditures in 2023 for the DGI business, maintenance of field equipment, computer and systems, and general office equipment. We expect to fund our capital expenditures with cash from operations or cash on hand.

In June 2022, the Board of Directors approved an investment plan that would hold $10,000 in funds at BMO Harris Bank (BMO Harris) to be invested in held-to-maturity debt securities of United States (US) Treasuries, including Notes, Bonds, and Bills, or US Government Agency securities. In December 2022, the Board of Directors approved an additional investment of $10,000. The funds would be held in money market funds until they are invested in those securities. The investments would be structured to create a maturity “ladder” where the proceeds from maturities are re-invested to maintain a balance of short- and long-term investments based on the expected business needs. Maturities will be between three and thirty-six months. This strategy allows the Company to provide returns on excess cash, while managing liquidity and minimizing exposure to interest rate fluctuations.

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

On June 30, 2022, the Company entered into the Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit, which replaces the Cash Collateral Security agreement with BMO Harris Bank, N.A. (the Former Collateral agreement). The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At December 31, 2022, the Company had outstanding standby letters of credit totaling approximately $689 under the Investment Collateral Security agreement. At December 31, 2022, the investments held as collateral totaled $1,034. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The outstanding standby letters of credit mature as follows:

	Total	2023	2024	2025	Thereafter
Standby letters of credit and bank guarantees	$689	$444	$245	$—	$—
Total	$689	$444	$245	$—	$—

On June 19, 2019, the Company entered into the Former Collateral agreement to use for the sole purpose of issuing standby letters of credit. The Former Collateral agreement requires us to pledge as cash collateral 105% of the aggregate face amount of outstanding standby letters of credit. The Company paid 250 basis points on the face values of outstanding letters of credit. There were no financial covenants set forth in the Former Collateral agreement. At December 31, 2022, the Company had no outstanding standby letters of credit under the Former Collateral agreement.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

We are also exposed to changes in interest rates primarily due to our debt arrangement (refer to Note 11 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the year ended December 31, 2022.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Fuel Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The Company performed its impairment analysis as of October 1, 2022. As part of the impairment assessment, the Company’s management determined that the fair value of the FUEL CHEM reporting unit exceeded its carrying value. As a result, no impairment charge was recorded in the consolidated statement of operations for the year ended December 31, 2022. Key financial assumptions used to determine the discounted cash flows of the reporting unit were developed by management.

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

Our audit procedures related to the evaluation of management’s estimation of revenue recognized include the following, among others:

●	We evaluated management’s ability to accurately forecast project costs by comparing management’s prior forecasts of estimated costs to actual results.

●	We selected a sample of customer contracts and evaluated management’s calculation of revenue recognized over time by performing the following procedures:

–	Evaluating whether contract terms that may affect revenue recognition were identified and properly considered and performance obligations were appropriately identified.

–	Obtaining and reviewing contracts with customers, including change orders to evaluate whether the transaction price was appropriately identified.

–	Testing management’s revenue recognition calculation model for mathematical accuracy.

–	Assessing the validity of data used in the model for completeness and accuracy by agreeing, on a sample basis, key data inputs to source documents, including job costing reports and project budgets.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Chicago, Illinois
March 7, 2023

Fuel Tech, Inc.

Consolidated Balance Sheets

(in thousands of dollars, except share and per-share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$23,328	$35,893
Restricted cash	—	891
Short-term investments	2,981	—
Accounts receivable, net	7,729	3,259
Inventories, net	392	348
Prepaid expenses and other current assets	1,395	1,074
Total current assets	35,825	41,465
Property and equipment, net	4,435	4,609
Goodwill	2,116	2,116
Other intangible assets, net	397	448
Restricted cash	—	270
Right-of-use operating lease assets	197	242
Long-term investments	6,360	—
Other assets	794	824
Total assets	$50,124	$49,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,710	$1,561
Accrued liabilities:
Operating lease liabilities - current	125	113
Employee compensation	1,105	688
Other accrued liabilities	826	861
Total current liabilities	4,766	3,223
Operating lease liabilities - non-current	66	122
Deferred income taxes	177	139
Other liabilities	274	290
Total liabilities	5,283	3,774
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,272,303 and 31,227,300 shares issued, and 30,296,297 and 30,263,791 shares outstanding in 2022 and 2021, respectively	313	312
Additional paid-in capital	164,422	164,199
Accumulated deficit	(115,991)	(114,549)
Accumulated other comprehensive loss	(1,728)	(1,604)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost (Note 5)	(2,251)	(2,234)
Total stockholders’ equity	44,841	46,200
Total liabilities and stockholders’ equity	$50,124	$49,974

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Operations

(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2022	2021
Revenues	$26,941	$24,261
Costs and expenses:
Cost of sales	15,298	12,363
Selling, general and administrative	12,275	12,055
Research and development	895	1,332
Total costs and expenses	28,468	25,750
Operating loss	(1,527)	(1,489)
Interest expense	(17)	(19)
Interest income	202	6
Other (expense) income, net	(46)	1,570
(Loss) income before income taxes	(1,388)	68
Income tax expense	(54)	(14)
Net (loss) income	$(1,442)	$54
Net (loss) income per common share:
Basic net (loss) income per common share	$(0.05)	$0.00
Diluted net (loss) income per common share	$(0.05)	$0.00
Weighted-average number of common shares outstanding:
Basic	30,289,000	29,585,000
Diluted	30,289,000	29,694,000

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands of dollars)

	For the years ended December 31,
	2022	2021
Net (loss) income	$(1,442)	$54
Other comprehensive loss:
Foreign currency translation adjustments	(124)	(234)
Total other comprehensive loss	(124)	(234)
Comprehensive loss	$(1,566)	$(180)

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Nil Coupon Perpetual Loan	Treasury
	Shares	Amount	Capital	Deficit	Loss	Notes	Stock	Total
Balance at December 31, 2020	25,229	262	140,138	(114,603)	(1,370)	76	(2,182)	$22,321
Net income				54				54
Foreign currency translation adjustments					(234)			(234)
Stock compensation expense			82					82
Common stock issued in connection with private placement, net	5,000	50	23,979					24,029
Common stock issued upon vesting of restricted stock units	50							—
Treasury shares withheld	(15)						(52)	(52)
Balance at December 31, 2021	30,264	312	164,199	(114,549)	(1,604)	76	(2,234)	$46,200
Net loss				(1,442)				(1,442)
Foreign currency translation adjustments					(124)			(124)
Stock compensation expense			224					224
Common stock issued upon vesting of restricted stock units	45	1	(1)					-
Treasury shares withheld	(13)						(17)	(17)
Balance at December 31, 2022	30,296	$313	$164,422	$(115,991)	$(1,728)	$76	$(2,251)	$44,841

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Cash Flows

(in thousands of dollars)

	For the years ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net (loss) income	$(1,442)	$54
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	352	584
Amortization	88	157
Loss on sale of equipment	—	54
Non-cash interest income on held-to-maturity securities	(5)	—
Provision for doubtful accounts, net of recoveries	(106)	(619)
Deferred income taxes	38	5
Stock-based compensation, net of forfeitures	224	82
Gain of forgiveness on Paycheck Protection Plan Loan	—	(1,556)
Changes in operating assets and liabilities:
Accounts receivable	(4,448)	3,794
Inventories	(45)	(252)
Prepaid expenses, other current assets and other non-current assets	(314)	634
Accounts payable	1,159	(772)
Accrued liabilities and other non-current liabilities	360	(1,404)
Net cash (used in) provided by operating activities	(4,139)	761

INVESTING ACTIVITIES
Purchases of equipment and patents	(206)	(84)
Purchases of debt securities	(9,777)	—
Maturities of debt securities	500	—
Net cash used in investing activities	(9,483)	(84)

FINANCING ACTIVITIES
Proceeds from sale of common stock issued in connection with private placement	—	25,812
Costs related to sale of common stock issued in connection with private placement	—	(1,783)
Taxes paid on behalf of equity award participants	(17)	(52)
Net cash (used in) provided by financing activities	(17)	23,977
Effect of exchange rate fluctuations on cash	(87)	(206)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,726)	24,448
Cash, cash equivalents and restricted cash at beginning of period	37,054	12,606
Cash, cash equivalents and restricted cash at end of period	$23,328	$37,054

Supplemental Cash Flow Information:
Cash paid for:
Cash income taxes paid (received), net	$14	$(51)

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

The Company’s nitrogen oxide (NOx) reduction technologies reduce nitrogen oxide emissions from boilers, furnaces and other stationary combustion sources. To reduce NOx emissions, our technologies utilize advanced combustion modification techniques and post-combustion NOx control approaches including non-catalytic, catalytic and combined systems.  The Company also provides solutions for the mitigation of particulate matter, including particulate control with electrostatic precipitator products and services, and using Flue Gas Conditioning (FGC) systems which modify the ash properties of particulate for improved collection efficiency. Our FUEL CHEM program is based on proprietary TIFI® Targeted In-Furnace™ Injection technology, in combination with advanced Computational Fluid Dynamics (CFD) and Chemical Kinetics Modeling (CKM) boiler modeling, in the unique application of specialty chemicals to improve the efficiency, reliability, fuel flexibility, boiler heat rate, and environmental status of combustion units by controlling slagging, fouling, corrosion, and opacity. Water treatment technologies include DGI™ Dissolved Gas Infusion Systems which utilize a patent-pending channel injector to deliver supersaturated oxygen solutions and other gas-water combinations to target process applications or environmental issues. This infusion process has a variety of applications in the water and wastewater segments, including irrigation, treatment of natural waters, supply of oxygen for biological remediation, and wastewater odor management.

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

International revenues were $6,630 and $4,746 for the years ended December 31, 2022 and 2021, respectively. These amounts represented 25% and 20% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. We have foreign offices in Beijing, China and Gallarate, Italy.

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

On the Consolidated Statements of Operations of this Annual Report on Form 10-K, the presentation of interest income has been updated for 2021 to conform to the current year's presentation. The amount for interest income was previously presented with interest expense under the caption Interest expense, net on the Consolidated Statements of Operations.

COVID-19 Pandemic and Geopolitical Events

The effects of the coronavirus (COVID-19) global pandemic have presented significant risks to the Company that have had direct and indirect impacts on our results of operations during the twelve months ended December 31, 2022 and 2021. Although the impact of the pandemic is difficult to isolate and quantify, the Company has experienced, and may continue to experience, supply chain issues, travel restrictions, and reductions in demand for certain of products due to the delay or abandonment of ongoing or anticipated projects due to our customers', suppliers' and other third parties' financial distress or concern regarding the volatility of global markets.

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

Management cannot predict the full impact of the COVID-19 pandemic and geopolitical events on the Company's sales and marketing channels and supply chains, and, as a result, the ultimate extent of the effects on the Company are highly uncertain and will depend on future developments. Such effects could exist for an extended period of time. The Company continues to monitor the potential impacts on the business.

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

Liquidity

We have experienced net losses in recent years. We continue to monitor our liquidity needs and have taken measures to reduce expenses and restructure operations, which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. As a result, we have evaluated our ongoing business needs, and considered the cash requirements of our APC and FUEL CHEM businesses. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, c) current availability of working capital, and d) support for our research and development initiatives. We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

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

•

Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2022 and 2021.

Cash, cash equivalents and restricted cash

We consider all highly liquid debt investments with original maturities from the date of purchase of three months or less as cash equivalents. Cash equivalents include investments in money market funds. At December 31, 2022, we had cash on hand of approximately $675 at our Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China. Cash on hand at our Italy subsidiary totaled approximately $300 at December 31, 2022. Cash on hand at our Chilean subsidiary totaled approximately $225 at December 31, 2022.

Restricted cash as of December 31, 2021 represents funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A (Cash Collateral Security agreement). In June 2022, the Company replaced the former Cash Collateral Security agreement with an Investment Collateral Security agreement with BMO Harris Bank N.A (Investment Collateral Security agreement) where existing standby letters of credit are collateralized by amounts held in the Company's investment funds (see Note 11).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2022	December 31, 2021
Cash	$12,560	$35,893
Cash equivalents	10,768	—
Restricted cash included in current assets	—	891
Restricted cash included in long-term assets	—	270
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$23,328	$37,054

Investments

In June 2022, the Board of Directors approved a plan to invest up to $10,000 of excess capital in debt securities, or held in money market funds until such investments can be made, with BMO Harris Bank N.A (BMO Harris). In December 2022, the Board of Directors approved an additional transfer of $10,000 of excess capital into the investment account. The funds deposited in December 2022 have not been invested in debt securities as of December 31, 2022 and are included in cash equivalents. A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 11). At December 31, 2022, the amount of funds collateralized under the Investment Collateral Security agreement is $1,034 relating to existing standby letters of credit with varying maturity dates and expire no later than December 31, 2024.

Our investments in debt securities consist of United States (US) Treasury securities, including Notes, Bonds, and Bills, and US Government Agency securities, which are designated as held-to-maturity (HTM) and stated at amortized cost. The Company has the positive intent and ability to hold these investments to maturity and does not expect to sell any debt securities before maturity to settle an obligation under the Investment Collateral Security agreement. The maturities of our HTM investments range from three to thirty-six months. HTM debt investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. HTM debt investments with original maturities at the date of purchase greater than approximately three months and remaining maturities of less than one year are classified as short-term investments. HTM debt investments with remaining maturities beyond one year are classified as long-term investments. Interest income, including amortization of premium and accretion of discount, are included on the Consolidated Statements of Operations in Interest income under the effective yield method. Accrued interest is included in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities at December 31, 2022:

Held-to-maturity debt securities:
Amortized cost	$9,341
Gross unrecognized gains	—
Gross unrecognized losses	(168)
Fair value	$9,173

Our investments in debt securities consist of United States (US) Treasury securities, including Notes, Bonds, and Bills, and US Government Agency securities. Due to the creditworthiness of the entities issuing these securities, there is no impairment recorded related to the unrealized losses.

The following table provides the amortized cost and fair value of debt securities by maturities at December 31, 2022:

	Amortized Cost	Fair Value
Within one year	$2,981	$2,957
After one year through two years	4,919	4,807
After two years through three years	1,441	1,409
Total	$9,341	$9,173

Foreign Currency Risk Management

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

Accounts Receivable

Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes contract assets, billings occurring subsequent to revenue recognition under Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers. At December 31, 2022 and 2021, unbilled receivables were approximately $3,082 and $1,277, respectively. Refer to Note 2 for further detail.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2021	$835	$227	$(839)	$223
2022	$223	$(19)	$(94)	$110

Prepaid expenses and other current assets

Prepaid expenses and other current assets include Chinese banker acceptances of $0 and $55 as of December 31, 2022 and 2021, respectively. These are short-term commitments of typically three to six months for future payments and can be redeemed at a discount or applied to future vendor payments.

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At December 31, 2022 and 2021, inventory included equipment constructed for resale of$207 and $227, respectively, and spare parts, net of reserves of $185 and $121, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project or used to service equipment. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as other assets was $634 and $627 as of December 31, 2022 and 2021 respectively.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2021	$907	$—	$20	$927
2022	$927	$—	$—	$927

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

Accumulated Other Comprehensive Loss

	December 31,
	2022	2021
Foreign currency translation
Balance at beginning of period	$(1,604)	$(1,370)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(124)	(234)
Balance at end of period	$(1,728)	$(1,604)
Total accumulated other comprehensive loss	$(1,728)	$(1,604)

(1)	In all periods presented, there were no tax impacts related to functional currency translation adjustments.

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

Goodwill

Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill of our reporting units is assigned upon acquisition after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. We have two reporting units for goodwill evaluation purposes: the FUEL CHEM technology segment and the APC technology reporting unit. There is no goodwill associated with our APC technology reporting unit. The entire goodwill balance of $2,116 was allocated to the FUEL CHEM technology reporting unit as of December 31, 2022 and 2021.

Goodwill is tested for impairment at least annually as of the first day of our fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of our reporting units to their carrying values. We use a discounted cash flow (DCF) model to determine the current fair value of our FUEL CHEM reporting unit. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. Fuel Tech performed its annual goodwill impairment analysis as of October 1, 2022 and determined that no impairment of goodwill existed. The Company did not recognize a charge for goodwill impairment for the periods ended December 31, 2022 and 2021.

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

During the years ended December 31, 2022 and 2021, Fuel Tech recorded no patent or trademark abandonment charges.

Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. The third-party costs capitalized as patent costs during the years ended December 31, 2022 and 2021 were $37 and $52, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.

Our intellectual property portfolio has been a significant building block for the APC and FUEL CHEM technology segments. The patents are essential to the generation of revenue for our businesses and are essential to protect us from competition in the markets in which we serve. These costs are being amortized on the straight-line method over the period beginning with the patent issuance date and ending on the patent expiration date. Patent maintenance fees are charged to operations as incurred.

Amortization expense from continuing operations for intangible assets was $88 and $157 for the years ended December 31, 2022 and 2021, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2022 and 2021, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2022			2021
Description of Other Intangibles	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent assets	1 - 20	803	(406)	397	789	(341)	448
Total		$803	$(406)	$397	$789	$(341)	$448

The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2023	$60
2024	52
2025	31
2026	31
2027	31
Thereafter	192
Total	$397

Property and Equipment

Property and equipment is stated at historical cost and does not include capital in process expenditures yet to be capitalized. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $352 and $584 for the years ended December 31, 2022 and 2021, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2022 and 2021, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life (years)	2022	2021
Land		$1,050	$1,050
Building	39	3,950	3,950
Building and leasehold improvements	3 - 39	2,626	2,626
Field equipment	3 - 4	11,882	11,787
Computer equipment and software	2 - 3	2,117	2,099
Furniture and fixtures	3 - 10	1,306	1,308
Vehicles	5	32	32
Construction in process		29	—
Total cost		22,992	22,852
Less accumulated depreciation		(18,557)	(18,243)
Total net book value		$4,435	$4,609

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

We have lease agreements with lease and non-lease components, and we elected the practical expedient to not separate lease and non-lease components for the majority of our leases. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. We also elected the practical expedient for leases with an initial term of 12 months or less.

Stock-Based Compensation

Our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), was adopted in May 2014 and allows for awards to be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan as of December 31, 2022. Based on the existing issued or reserved awards in Incentive Plan, there are 1,899,250 shares available to be used for future awards to participants in the Incentive Plan as of December 31, 2022.

Defined Contribution Plan

We have a retirement savings plan available for all our U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by the employees with additional contributions made at the discretion of the Board of Directors. Costs related to this plan were $200 and $206 in 2022 and 2021, respectively.

Basic and Diluted Earnings per Common Share

Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes (see Note 6). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. At December 31, 2022 and 2021, we had weighted-average outstanding equity awards of 763,800 and 214,500, respectively, and 2,850,000 warrants in both periods, which were antidilutive for the purpose of calculation of the diluted earnings per share. As of December 31, 2022, 42,600 incremental equity awards were antidilutive because of the net loss in the year then ended. These equity awards could potentially dilute basic EPS in future years.

The table below sets forth the weighted-average shares used at December 31 in calculating earnings (loss) per share:

	2022	2021
Basic weighted-average shares	30,289,000	29,585,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested restricted stock units	—	109,000
Diluted weighted-average shares	30,289,000	29,694,000

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

For the year ended December 31, 2022, we had three customers which individually represented greater than 10% of revenues. Two customers primarily contributed revenues to the FUEL CHEM technology segment and one contributed revenue to the APC technology segment. In total these three customers represented 48% of consolidated revenues. We had no customer that accounted for greater than 10% of our current assets as of December 31, 2022.

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

Treasury Stock

We use the cost method to account for common stock repurchases. During the years ended December 31, 2022 and 2021, we withheld 12,497 and 15,162 shares of our common stock, valued at approximately $17 and $52, respectively, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. Refer to Note 5, “Treasury Stock,” for further discussion.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This guidance amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will become effective for interim and annual periods beginning on January 1, 2023 for Fuel Tech. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is finalizing the impact of adoption, but we do not believe the adoption of this standard will have a material impact on our financial statements. Beginning on January 1, 2023, Fuel Tech will use the caption Allowance for Credit Losses and our expected credit loss model to calculate the allowance.

2.     REVENUE RECOGNITION

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Twelve Months Ended December 31,
	2022	2021
Air Pollution Control
Technology solutions	$7,935	$4,189
Spare parts	911	1,138
Ancillary revenue	1,751	1,569
Total Air Pollution Control technology	10,597	6,896
FUEL CHEM
FUEL CHEM technology solutions	16,344	17,365
Total Revenues	$26,941	$24,261

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Twelve Months Ended December 31,
	2022	2021
United States	$20,311	$19,515
Foreign Revenues
Americas	213	356
Europe	2,888	1,894
Asia	3,529	2,496
Total Foreign Revenues	6,630	4,746
Total Revenues	$26,941	$24,261

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Twelve Months Ended December 31,
	2022	2021
Products transferred at a point in time	$18,849	$20,072
Products and services transferred over time	8,092	4,189
Total Revenues	$26,941	$24,261

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. In our APC technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For the FUEL CHEM technology segment, deliveries made in the current period but billed in subsequent periods are also considered contract assets. These assets are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2022, 2021, and 2020 contract assets for APC technology projects were approximately $3,082, $1,277, and $2,079, respectively, and at December 31, 2020, contract assets for the FUEL CHEM technology segment were approximately $269, and are included in accounts receivable on the consolidated balance sheets. There were no contract assets for the FUEL CHEM technology segment as of  December 31, 2022 and 2021.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $372, $390, and $850 at December 31, 2022, 2021, and 2020, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the year ended  December 31, 2022, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $384 and $776 for the years ended December 31, 2022 and 2021, respectively, which represented primarily revenue from progress toward completion of our APC technology contracts.

As of December 31, 2022 and 2021 we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of APC technology booked orders for which work has not been performed. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $8,245. The Company expects to recognize revenue on approximately $7,926 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

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

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	December 31, 2022	December 31, 2021
Trade receivables	$4,605	$2,122
Unbilled receivables	3,082	1,277
Other short-term receivables	152	83
Allowance for doubtful accounts	(110)	(223)
Total accounts receivable	$7,729	$3,259

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (IRA) of 2022, which, among other things, imposes a new 15% corporate Alternative Minimum Tax (AMT) based on audited financial statement income ("AFSI") applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury in late December 2022, the Company believes that it is more likely than not it will not be subject to the AMT beginning 2023. The Company continues to evaluate the impacts of the Inflation Reduction Act of 2022 but does not expect this legislation to have a material impact on the Company's financial statements.

For tax years beginning before January 1, 2022, taxpayers can make an election with respect to research and experimental (R&E) expenditures incurred in connection with a trade or business to either currently deduct or defer and amortize such expenditures over a period of not less than 60 months. However, the Tax Cuts and Jobs Act of 2017 (TCJA) requires taxpayers to capitalize R&E expenditures effective for taxable years beginning after December 31, 2021. R&E expenditures attributable to US-based research must be amortized over a period of 5 years and R&E expenditures attributable to research conducted outside of the US must be amortized over a period of 15 years. Further, the statute provides that the definition of R&E expenditures includes amounts paid or incurred in connection with the development of any software.  The Company has recorded a deferred tax asset of $528 related to research and experimental expenditures for the year ending December 31, 2022.

The components of loss before taxes for the years ended December 31 are as follows:

Origin of income before taxes	2022	2021
United States	$(1,262)	$798
Foreign	(126)	(730)
Income (loss) before income taxes	$(1,388)	$68

Significant components of income tax benefit (expense) for the years ended December 31 are as follows:

	2022	2021
Current:
Federal	$—	$—
State	(6)	(9)
Foreign	(10)	—
Total current	(16)	(9)
Deferred:
Federal	(19)	—
State	(19)	(5)
Total deferred	(38)	(5)
Income tax expense	$(54)	$(14)

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2022	2021
Provision at the U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	3.1%	(15.5)%
Foreign tax rate differential	0.4%	(30.2)%
Valuation allowance	(48.8)%	(1504.6)%
Chile outside basis differential	0.4%	34.4%
PPP Loan Forgiveness	—%	(484.6)%
Accrual to return	3.1%	(329.3)%
Research and development credit	5.9%	(144.9)%
State rate change	9.5%	(124.0)%
China deferred adjustment	—%	1006.0%
China enterprise tax	—%	—%
Share based compensation	3.3%	1590.3%
Other true up	—%	—%
Intangible assets impairment and other non-deductibles	—%	—%
Other	(1.8)%	2.0%
Income tax (expense) benefit effective rate	(3.9)%	20.6%

The deferred tax assets and liabilities at December 31 are as follows:

	2022	2021
Deferred tax assets:
Stock compensation expense	$272	$173
Goodwill	182	591
Royalty accruals	10	10
Bad debt allowance	53	51
Net operating loss carryforwards	12,158	11,950
Credit carry-forwards	1,058	992
Inventory reserve	233	217
Depreciation	585	556
Research and Development Costs	528	—
Other	471	376
Total deferred tax assets	15,550	14,916
Deferred tax liabilities:
Intangible assets	(100)	(105)
Total deferred tax liabilities	(100)	(105)
Net deferred tax asset before valuation allowance	15,450	14,811
Valuation allowances for deferred tax assets	(15,627)	(14,950)
Net deferred tax liability	$(177)	$(139)

The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2021	$15,971	(1,021)	—	$14,950
2022	$14,950	677	—	$15,627

For the years ended December 31, 2022 and 2021, there were no exercises of stock options.

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

We recognize interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. There were no interest and penalties recognized in income tax expense during the years ended December 31, 2022 and 2021. There were no unrecognized tax benefits as of December 31, 2022 and 2021.

We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2020 through 2022; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2015 through 2022 based on local statutes.

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

As required by ASC 740, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We have approximately $28,227 of U.S. net operating loss carryforwards available to offset future U.S. taxable income as of December 31, 2022.  The net operating loss carry-forwards related to tax losses generated in years ending December 31, 2018 and before in the U.S. totaling $10,733 begin to expire in 2034.  Further, we have tax loss carry-forwards of approximately $6,760 available to offset future foreign income in Italy as of December 31, 2022. We have recorded a full valuation allowance against the deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to utilize the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated in prior years in Italy. Finally, we have tax loss carry-forwards of approximately $13,684 available to offset future foreign income in China as of December 31, 2022.

As of December 31, 2019, the investment in Fuel Tech S.p.A (Chile) was no longer considered to be indefinite and a provision for deferred U.S. income taxes was recorded. As of December 31, 2021, the provision for deferred U.S. income taxes related to the Fuel Tech S.p.A (Chile) investment was $136. As of December 31, 2022, Fuel Tech S.p.A (Chile) was still included in continuing operations. As a result an additional ($15) was recorded, adjusting the total consideration to $151. The deferred income taxes associated with this investment are offset by a valuation allowance of ($151).

4.     COMMON STOCK

At December 31, 2022 and 2021, respectively, we had 31,272,303 and 31,227,300 shares of common stock issued and 30,296,297 and 30,263,791 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 6). As of December 31, 2022, we had 5,600,676 shares reserved for issuance upon the exercise or vesting of equity awards, of which 384,500 are stock options that are currently exercisable (see Note 8).

5.     TREASURY STOCK

Common stock held in treasury totaled 976,006 and 963,509 with a cost of $2,251 and $2,234 at December 31, 2022 and 2021, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the periods presented.

6.     NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

At December 31, 2022 and 2021, we had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (Loan Notes) outstanding. The Loan Notes are convertible at any time into common stock at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2022, the nil coupon loan notes were convertible into 6,715 shares of common stock. Based on our closing stock price of $1.27 at December 31, 2022, the aggregate fair value of the common stock that the holders would receive if all the loan notes were converted would be approximately $9, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of our dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheets. The notes do not hold distribution or voting rights unless and until converted into common stock.

For the years ended December 31, 2022 and 2021, there were no Loan Notes repurchased by the Company.

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

The issuance of warrants to purchase shares of the Company's common stock are summarized as follows:

Shares
Outstanding as of December 31, 2021	2,850,000
Granted	—
Exercised	—
Outstanding as of December 31, 2022	2,850,000

The following table summarizes information about warrants outstanding and exercisable at December 31, 2022:

	Number	Weighted-Average
	Outstanding/	Remaining Life	Weighted-Average
Range of Exercise Price	Exercisable	in Years	Exercise Price
$5.10	2,500,000	3.62	$5.10
$6.45	350,000	3.62	$6.45
	2,850,000

8.     STOCK-BASED COMPENSATION

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. At December 31, 2022, we had 1,899,250 equity awards available for issuance under the Incentive Plan.

We did not record any excess tax benefits within income tax expense for the years ended December 31, 2022 and 2021. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general and administrative costs in our consolidated statements of operations. The components of stock-based compensation from continuing operations for the years ended December 31, 2022 and 2021 were as follows:

	For the Year Ended December 31,
	2022	2021
Stock options and restricted stock units, net of forfeitures	$224	$82
After-tax effect of stock based compensation	$224	$82

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

There were no stock options granted during the years ended December 31, 2022 and 2021.

The following table presents a summary of our stock option activity and related information for the years ended December 31:

	2022		2021
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	434,500	$3.05	484,500	$3.57
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or forfeited	(50,000)	3.55	(50,000)	8.16
Outstanding at end of year	384,500	$2.98	434,500	$3.05
Exercisable at end of year	384,500	$2.98	434,500	$3.05
Weighted-Average Remaining Contractual Life (years)		2.43		3.08
Aggregate Intrinsic Value		$27		$38

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $1.27 as of December 31, 2022, which would have been received by the option holders had those options holders exercised their stock options as of that date.

The following table summarizes information about stock options outstanding at December 31, 2022:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.96 - $1.27	88,000	4.9	$0.97
$1.28 - $2.01	27,000	3.4	1.58
$2.02 - $3.15	105,000	2.4	2.44
$3.16 - $4.54	70,000	0.4	3.85
$4.55 - $5.22	94,500	1.4	5.22
	384,500	2.4	$2.98

As of and for the 12 months ended December 31, 2022, there was no non-vested stock option activity and no total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. Fuel Tech received no proceeds from the exercise of stock options in the years ended December 31, 2022 and 2021. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements. Shares received for exercise of stock options come from newly issued shares.

Restricted Stock Units

RSUs granted to employees vest over time based on continued service (typically vesting over a period between two and four years), and RSUs granted to directors vest after a one year vesting period based on continued service. Such time-vested RSUs are valued at the date of grant using the intrinsic value method based on the closing price of the common stock on the grant date. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.

During the years ended December 31, 2022 and 2021, there were 45,003 and 50,002 restricted stock units that vested with a grant date fair value of $68 and $75, respectively. As of December 31, 2022, there was $738 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 2.4 years.

A summary of restricted stock unit activity for the years ended December 31, 2022 and 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2020	100,005	$1.50
Forfeited	(5,000)	0.97
Vested	(50,002)	1.50
Unvested restricted stock units at December 31, 2021	45,003	1.51
Granted	807,048	1.32
Forfeited	(40,000)	1.32
Vested	(45,003)	1.51
Unvested restricted stock units at December 31, 2022	767,048	$1.32

Deferred Directors Fees

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech common stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2022 and 2021, there was no stock-based compensation expense under the Deferred Plan.

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

During the third quarter of 2020, the Company was notified of an equipment component failure at a foreign customer location. The failure was remedied under the warranty provision of the contracts that was in place with the customer and supplier and was completed in the third quarter of 2021. As of December 31, 2022 and 2021 no charges were recorded in the other accrued liabilities line of the Consolidated Balance Sheets.

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

As of December 31, 2022, we had outstanding bank performance guarantees and letters of credit in the amount of $689 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees and letters of credit expire in dates ranging from June 2023 through December 2024. The expiration dates may be extended if the project completion dates are extended. Our management believes it is probable that these projects will be successfully completed and that there will not be a material adverse impact on our operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.

Product Warranties

Fuel Tech issues a standard product warranty with the sale of our products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. There was no change in the warranty liability included in the Other accrued liabilities line of the Consolidated Balance Sheet in 2022 and 2021. The warranty liability balance was $159 at December 31, 2022 and 2021.

10.     LEASES

The terms of the Company’s three primary office space lease arrangements are as follows:

•	The Gallarate, Italy building lease, for approximately 1,335 square feet, runs through April 30, 2025. This facility serves as the operating headquarters for our European operations.
•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs through December 31, 2023. This facility serves as an outside warehouse facility.
•	The Overland Park, KS lease, for approximately 600 square feet, runs through October 15, 2024. This facility serves primarily as a sales office.

The Company also has three additional operating leases related to certain office equipment and company leased vehicles and one short-term lease. Our leases have remaining lease terms of 1.0 years to 2.4 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense for the years ended December 31, 2022 is as follows:

	2022	2021
Operating lease cost	$176	$198
Short-term lease cost	29	21
Total lease cost	$205	$219

The weighted average remaining lease term was 1.77 years as of December 31, 2022. The weighted average discount rate was 4.48% as of December 31, 2022.

Remaining maturities of our existing lease liabilities as of December 31, 2022 were as follows:

Year Ending December 31,	Operating Leases
2023	$149
2024	61
2025	13
Thereafter	—
Total lease payments	$223
Less imputed interest	(32)
Total	$191

The following is the balance sheet classification of our existing lease liabilities:

	2022	2021
Operating lease liabilities - current	$125	$113
Operating lease liabilities - non-current	66	122
Total operating lease liabilities	$191	$235

Supplemental cash flow information related to leases was as follows:

	For the Twelve Months ended December 31, 2022	For the twelve months ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$157	$178
Leased assets obtained in exchange for operating lease liabilities	139	158

11.     DEBT FINANCING

On June 30, 2022, the Company entered into an Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit that replaces the former Cash Collateral agreement with BMO Harris. The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At December 31, 2022, the Company had outstanding standby letters of credit totaling approximately $689 under the Investment Collateral Security agreement. At December 31, 2022, the investments held as collateral totaled $1,034. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

On January 8, 2021, the Company received full forgiveness from the SBA for the entire balance of loan proceeds used to fund its qualified payroll expenses. The Company accounted for the PPP Loan as debt in accordance with ASC 470, Debt and accrued interest in accordance with the interest method under ASC 835-30.  When the loan was forgiven, the Company reduced the non-current liability by the amount forgiven and recorded other income in the Consolidated Statements of Operations. The SBA has the right to audit the loan forgiveness for 6 years after the date the loan was forgiven.

12.     BUSINESS SEGMENT AND GEOGRAPHIC FINANCIAL DATA

Business Segment Financial Data

We segregate our financial results into two reportable segments representing two broad technology segments as follows:

•

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas or coal from boilers, incinerators, furnaces and other stationary combustion sources. These include Over Fire Air systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction systems, and Selective Catalytic Reduction (SCR) systems. Our SCR systems can also include Ammonia Injection Grid, and GSG™ Graduated Straightening Grid systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

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

Information about reporting segment net sales and gross margin from continuing operations are provided below:

For the year ended December 31, 2022	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$10,597	$16,344	$—	$26,941
Cost of sales	(6,924)	(8,374)	—	(15,298)
Gross margin	3,673	7,970	—	11,643
Selling, general and administrative	—	—	(12,275)	(12,275)
Research and development	—	—	(895)	(895)
Operating income (loss) from continuing operations	$3,673	$7,970	$(13,170)	$(1,527)

For the year ended December 31, 2021	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$6,896	$17,365	$—	$24,261
Cost of sales	(3,529)	(8,834)	—	(12,363)
Gross margin	3,367	8,531	—	11,898
Selling, general and administrative	—	—	(12,055)	(12,055)
Research and development	—	—	(1,332)	(1,332)
Operating income (loss) from continuing operations	$3,367	$8,531	$(13,387)	$(1,489)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

For the years ended December 31,	2022	2021
Revenues:
United States	$20,311	$19,515
Foreign	6,630	4,746
	$26,941	$24,261

As of December 31,	2022	2021
Assets:
United States	$47,007	$46,271
Foreign	3,117	3,703
	$50,124	$49,974

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

The following table presents our revenues and net loss in China for the years ended December 31, 2022 and 2021:

	2022	2021
Total revenues	$3	$22
Net loss	(209)	(114)

The following table presents net assets in China for the years ended December 31, 2022 and 2021:

	2022	2021
Total assets	$929	$1,235
Total liabilities	79	92
Total net assets	$850	$1,143

Total assets primarily consist of cash and accounts receivable. Total liabilities consist of accounts payable and certain accrued liabilities.

The Company recorded no restructuring charges for the years ended December 31, 2022 and 2021.

14.     ACCRUED LIABILITIES

The components of other accrued liabilities are as follows:

	As of
	December 31, 2022	December 31, 2021
Contract liabilities (Note 2)	$372	$390
Warranty reserve (Note 9)	159	159
Other accrued liabilities	295	312
Total other accrued liabilities	$826	$861

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in our definitive Proxy Statement related to the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.

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

Other information concerning our directors and executive officers and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in our Proxy Statement related to the 2023 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item will be set forth under the caption “Executive Compensation” in our definitive Proxy Statement and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2022, under which our securities were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,151,548	$2.98	1,899,250

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for Years Ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive Loss for Years Ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3)  Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/5/2006
3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/5/2006
3.3	Amended and Restated By-Laws of Fuel Tech, Inc. dated as of May 28, 2015		8-K		3.1	6/1/2015
4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	9/30/2009	4.1	11/4/2009
4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	9/30/2009	4.2	11/4/2009
4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	9/30/2009	4.3	11/4/2009
4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/2/2006
4.5*	Fuel Tech, Inc. 2014 Long-Term Incentive Plan		S-8		4.1	3/31/2014
4.6*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/2006	4.6	3/6/2007
4.7	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Non-Employee Director's Stock Option Agreement		10-Q	6/30/2014	4.2	8/11/2014
4.8*	Fuel Tech, Inc. Form of Common Stock Warrant		8-K		4.1	2/18/2021
4.9*	Fuel Tech, Inc. Form of Placement Agent Warrant		8-K		4.2	2/18/2021
4.10*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement (2014 Long-Term Incentive Plan)		10-Q	6/30/2014	4.1	8/11/2014
4.11*	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Stock Option Agreement		10-Q	3/31/2015	10.2	5/11/2015

10.1	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.	8-K	99.1	2/7/2007
10.2*	2021 Corporate Incentive Plan of Fuel Tech, Inc.		8-K		10.2	3/3/2021
10.3*	2022 Corporate Incentive Plan of Fuel Tech, Inc		8-K		99.1	4/11/2022
10.4*	2023 Corporate Incentive Plan of Fuel Tech, Inc.		8-K		99.1	3/3/2023
10.5*	2022 Corporate Objectives Plan of Fuel Tech, Inc		8-K		99.2	4/11/2022
10.6*	2023 Corporate Objectives Plan of Fuel Tech, Inc		8-K		99.2	3/3/2023
10.7*	2021 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/21/2020
10.8*	2022 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/14/2021
10.9*	2023 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/12/2022
10.10*	2021 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/21/2020
10.11*	2022 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/14/2021
10.12*	2023 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/12/2022
10.13*	Employment Agreement dated August 31, 2009, between William E. Cummings, Jr. and Fuel Tech, Inc.		10-K	12/31/2009	10.10	3/14/2010
10.14*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.		10-K	12/31/2011	10.21	3/5/2012
10.15*	Engagement Letter, dated February 11, 2021, by and between Fuel Tech, Inc. and H.C. Wainwright & Co.		8-K		1.1	2/18/2021
10.16*	Employment Agreement, dated July 8, 1996, between Ellen T. Albrecht and Fuel Tech, Inc.		10-K		10.13	3/8/2022
10.17*	Form of Securities Purchase Agreement		8-K		10.1	2/18/2021
10.18*	Form of Registration Rights Agreement		8-K		10.2	2/18/2021
23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.1 INS	Inline XBRL Instance Document.

101.2 SCH	Inline XBRL Taxonomy Extension Schema Document.

101.3 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 7, 2023	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2023	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.

Date: March 7, 2023

Signature	Title

/s/ Vincent J. Arnone	President and Chief Executive Officer (Principal Executive Officer)
Vincent J. Arnone

/s/ Ellen T. Albrecht	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Ellen T. Albrecht

/s/ Douglas G. Bailey	Director
Douglas G. Bailey

/s/ Dennis L. Zeitler	Director
Dennis L. Zeitler

/s/ Sharon L. Jones	Director
Sharon L. Jones