Form 10-Q
period 2023-03-31
FUEL TECH, INC.
filed 2023-05-09
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2023

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

On April 28, 2023 there were outstanding 30,296,297 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the three-month period ended March 31, 2023

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$15,698	$23,328
Short-term investments	11,067	2,981
Accounts receivable, net	6,755	7,729
Inventories, net	509	392
Prepaid expenses and other current assets	1,350	1,395
Total current assets	35,379	35,825
Property and equipment, net of accumulated depreciation of $18,646 and $18,557, respectively	4,370	4,435
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $418 and $406, respectively	401	397
Right-of-use operating lease assets, net	166	197
Long-term investments	7,054	6,360
Other assets	796	794
Total assets	$50,282	$50,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,651	$2,710
Accrued liabilities:
Operating lease liabilities - current	109	125
Employee compensation	588	1,105
Other accrued liabilities	827	826
Total current liabilities	5,175	4,766
Operating lease liabilities - non-current	51	66
Deferred income taxes, net	177	177
Other liabilities	277	274
Total liabilities	5,680	5,283
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,272,303 and 31,272,303 shares issued, and 30,296,297 and 30,296,297 shares outstanding, respectively	313	313
Additional paid-in capital	164,511	164,422
Accumulated deficit	(116,405)	(115,991)
Accumulated other comprehensive loss	(1,642)	(1,728)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,251)	(2,251)
Total stockholders’ equity	44,602	44,841
Total liabilities and stockholders’ equity	$50,282	$50,124

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$7,287	$5,535
Costs and expenses:
Cost of sales	4,482	3,245
Selling, general and administrative	3,245	3,054
Research and development	218	220
	7,945	6,519
Operating loss	(658)	(984)
Interest expense	(5)	(5)
Interest income	339	1
Other expense, net	(90)	(10)
Loss before income taxes	(414)	(998)
Income tax expense	—	—
Net loss	$(414)	$(998)
Net loss per common share:
Basic net loss per common share	$(0.01)	$(0.03)
Diluted net loss per common share	$(0.01)	$(0.03)
Weighted-average number of common shares outstanding:
Basic	30,296,000	30,267,000
Diluted	30,296,000	30,267,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(414)	$(998)
Other comprehensive income (loss):
Foreign currency translation adjustments	86	(70)
Comprehensive loss	$(328)	$(1,068)

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2022:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2021	30,264	$312	$164,199	$(114,549)	$(1,604)	$76	$(2,234)	$46,200
Net loss	—	—	—	(998)	—	—	—	(998)
Foreign currency translation adjustments	—	—	—	—	(70)	—	—	(70)
Stock compensation expense	—	—	18	—	—	—	—	18
Common shares issued upon vesting of restricted stock units	45	1	(1)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(13)	—	—	—	—	—	(17)	(17)
Balance at March 31, 2022	30,296	$313	$164,216	$(115,547)	$(1,674)	$76	$(2,251)	$45,133

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2023:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2022	30,296	$313	$164,422	$(115,991)	$(1,728)	$76	$(2,251)	$44,841
Net loss	—	—	—	(414)	—	—	—	(414)
Foreign currency translation adjustments	—	—	—	—	86	—	—	86
Stock compensation expense	—	—	89	—	—	—	—	89
Balance at March 31, 2023	30,296	$313	$164,511	$(116,405)	$(1,642)	$76	$(2,251)	$44,602

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities
Net loss	$(414)	$(998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	79	94
Amortization	11	14
Non-cash interest income on held-to-maturity securities	(95)	—
Provision for doubtful accounts, net of recoveries	—	(25)
Stock-based compensation, net of forfeitures	89	18
Changes in operating assets and liabilities:
Accounts receivable	990	(1,520)
Inventories	(116)	(13)
Prepaid expenses, other current assets and other non-current assets	51	(3)
Accounts payable	934	682
Accrued liabilities and other non-current liabilities	(519)	5
Net cash provided by (used in) operating activities	1,010	(1,746)
Investing Activities
Purchases of equipment and patents	(30)	(53)
Purchases of debt securities	(9,685)	—
Maturities of debt securities	1,000	—
Net cash used in investing activities	(8,715)	(53)
Financing Activities
Taxes paid on behalf of equity award participants	—	(17)
Net cash used in financing activities	—	(17)
Effect of exchange rate fluctuations on cash	75	2
Net decrease in cash, cash equivalents and restricted cash	(7,630)	(1,814)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period (Note 2)	23,328	37,054
Cash, cash equivalents and restricted cash at end of period (Note 2)	$15,698	$35,240

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

The Company’s nitrogen oxide (NOx) reduction technologies reduce nitrogen oxide emissions from boilers, furnaces, and other stationary combustion sources. To reduce NOx emissions, our technologies utilize advanced combustion modification techniques and post-combustion NOx control approaches including non-catalytic, catalytic, and combined systems. The Company also provides solutions for the mitigation of particulate matter, including particulate control with electrostatic precipitator products and services, and using flue gas conditioning systems which modify the ash properties of particulate for improved collection efficiency. The Company’s FUEL CHEM® technology improves the efficiency, reliability, fuel flexibility, boiler heat rate, and environmental status of combustion units by controlling slagging, fouling, corrosion, and opacity.  Water treatment technologies include DGI™ Dissolved Gas Infusion Systems which utilize a patented saturator vessel and a patent-pending channel injector to deliver supersaturated oxygen-water solutions and potentially other gas-liquid combinations to target process applications or environmental issues within the municipal and industrial water sectors. The infusion process has a variety of applications in the water and wastewater sector, including aquaculture, agriculture/horticulture, pulp & paper, tanneries, landfill leachate, irrigation, treatment of natural waters, wastewater odor management as well as supplying oxygen or other gases for biochemical reactions and pH adjustment.

Many of Fuel Tech’s products and services rely heavily on the Company’s computational fluid dynamics modeling capabilities, which are enhanced by internally developed, high-end visualization software.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of Fuel Tech's financial position, cash flows, and results of operations for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2022 as filed with the Securities and Exchange Commission.

COVID-19 Pandemic and Geopolitical Events

The effects of the coronavirus (COVID-19) global pandemic have presented significant risks to the Company that have had direct and indirect impacts on our results of operations. Although the impact of the pandemic is difficult to isolate and quantify, the Company has experienced, and may continue to experience, supply chain issues, travel restrictions, and reductions in demand for certain of our products due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets.

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

2.     Summary of Significant Accounting Policies

Restricted cash and cash equivalents

Restricted cash as of March 31, 2022 represent funds that are restricted to satisfy any amount borrowed against the Company's Cash Collateral Security agreement with BMO Harris Bank N.A (Cash Collateral Security agreement). In June 2022, the Company replaced the former Cash Collateral Security agreement with an Investment Collateral Security agreement with BMO Harris Bank N.A (Investment Collateral Security agreement) where existing standby letters of credit are collateralized by amounts held in the Company's investment funds (see Note 10).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	March 31,
	2023	2022
Cash	$13,505	$34,174
Cash equivalents	2,193	—
Restricted cash and cash equivalents included in current assets	—	1,066
Total cash, cash equivalents, and restricted cash and cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$15,698	$35,240

Investments

In 2022, the Board of Directors approved a plan to invest up to $20,000 of excess capital in debt securities, or held in money market funds until such investments can be made, with BMO Harris Bank N.A (BMO Harris). A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 10). At March 31, 2023, the amount of funds collateralized under the Investment Collateral Security agreement is $1,921 relating to existing standby letters of credit that is comprised of $1,352 with varying maturity dates and expire no later than March 31, 2024 and $569 with the latest maturity date no later than  November 30, 2025.

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

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities:

	As of
Held-to-maturity debt securities:	March 31, 2023	December 31, 2022
Amortized cost	$18,121	$9,341
Gross unrecognized gains	—	—
Gross unrecognized losses	(148)	(168)
Fair value	$17,973	$9,173

The following table provides the amortized cost and fair value of debt securities by maturities at March 31, 2023:

	Amortized Cost	Fair Value
Within one year	$11,067	$11,012
After one year through two years	5,607	5,535
After two years through three years	1,447	1,426
Total	$18,121	$17,973

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At  March 31, 2023 and December 31, 2022, inventory included equipment constructed for resale of $207 and $207, respectively, and spare parts, net of reserves of $302 and $185, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as Other assets was $634 and $634 as of  March 31, 2023 and December 31, 2022, respectively. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used.

Allowance for Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This guidance requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The Company adopted these ASUs on January 1, 2023 using the prospective method. Application of the amendments did not require a cumulative-effect adjustment to retained earnings as of the effective date and did not have a material impact on our financial statements. Beginning on January 1, 2023, Fuel Tech will use the caption Allowance for Credit Losses and our expected credit loss model to calculate the allowance.

For the general risk categories, the company uses historical losses over a fixed period, excluding certain write-off activity that were not considered credit loss events, to determine the historical credit loss. Historical loss rates are then adjusted to consider current economic conditions, and past, current, and future events and circumstances when determining expected credit losses. Investments in financial assets issued by US Government and Government Agency are considered as having zero expected credit losses and are excluded from the allowance for credit loss calculation.

The following table provides the roll forward of the allowance for credit loss:

At January 1, 2022	$223
Provision charged to expense	(19)
(Write-offs) / Recoveries	(94)
At December 31, 2022	$110
Provision charged to expense	—
(Write-offs) / Recoveries	—
At March 31, 2023	$110

3.     Revenue

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended
	March 31,
	2023	2022
Air Pollution Control
Technology solutions	$2,982	$1,841
Spare parts	174	96
Ancillary revenue	403	267
Total Air Pollution Control technology revenues	3,559	2,204
FUEL CHEM
FUEL CHEM technology solutions	3,728	3,331
Total Revenues	$7,287	$5,535

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Three Months Ended
	March 31,
	2023	2022
United States	$5,981	$3,688
Foreign Revenues
Latin America	—	69
Europe	579	404
Asia	727	1,374
Total Foreign Revenues	1,306	1,847
Total Revenues	$7,287	$5,535

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended
	March 31,
	2023	2022
Products transferred at a point in time	$4,305	$3,694
Products and services transferred over time	2,982	1,841
Total Revenues	$7,287	$5,535

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In our Air Pollution Control (APC) technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For the FUEL CHEM technology segment, deliveries made in the current period but billed in subsequent periods are also considered unbilled receivables (contract assets). These assets are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. At March 31, 2023,  December 31, 2022, and December 31, 2021, contract assets for APC technology projects were approximately $3,444, $3,082, and $1,277, respectively. There were no contract assets for the FUEL CHEM technology segment as of  March 31, 2023,  December 31, 2022, and December 31, 2021.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $427, $372, and $390 at March 31, 2023,  December 31, 2022, and December 31, 2021, respectively, and are included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Changes in the contract asset and liability balances during the three-month period ended March 31, 2023, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $359 for the three months ended March 31, 2023 and $230 for three months ended March 31, 2022, which represented primarily revenue from progress towards completion of our APC technology contracts.

As of March 31, 2023 and December 31, 2022, we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of APC technology booked orders for which work has not been performed. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $7,588. The Company expects to recognize revenue on approximately $7,277 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	March 31, 2023	December 31, 2022
Trade receivables	$3,295	$4,605
Unbilled receivables	3,444	3,082
Other short-term receivables	126	152
Allowance for credit losses	(110)	(110)
Total accounts receivable	$6,755	$7,729

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through March 31, 2023 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $5) and those related to subsidiary closure.

The following table presents our revenues and net loss for 2023 and 2022 in China as follows:

	Three Months Ended
	March 31,
	2023	2022
Total revenues	$—	$1
Net loss	(20)	(13)

Total assets primarily consist of cash and other receivables. Total liabilities consist of accounts payable and certain accrued liabilities.

The following table presents net assets in China as follows:

	As of
	March 31, 2023	December 31, 2022
Total assets	$913	$929
Total liabilities	80	79
Total net assets	$833	$850

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended
	March 31,
	2023	2022
Foreign currency translation
Balance at beginning of period	$(1,728)	$(1,604)
Other comprehensive loss:
Foreign currency translation adjustments (1)	86	(70)
Total accumulated other comprehensive loss	$(1,642)	$(1,674)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 976,006 with a cost of $2,251 at March 31, 2023 and December 31, 2022, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. For the three-month periods ended March 31, 2023 and 2022, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
Basic weighted-average shares	30,296,000	30,267,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested RSUs	—	—
Diluted weighted-average shares	30,296,000	30,267,000

For the three months ended March 31, 2023 and 2022, Fuel Tech had weighted-average outstanding equity awards of 315,400 and 346,500, respectively, and warrants of 2,850,000 in both periods, which were antidilutive for the purpose of the calculation of diluted earnings per share. For the three month ended March 31, 2023 and 2022, Fuel Tech had 266,000 and 56,000, respectively, incremental equity awards that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

8.     Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants, or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of March 31, 2023, Fuel Tech had 1,799,250 shares available for share-based awards under the Incentive Plan.

We did not record any excess tax benefits within income tax expense for the three months ended March 31, 2023 and 2022. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three months ended March 31, 2023 and 2022. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
Stock options and restricted stock units, net of forfeitures	$89	$18
After-tax effect of stock-based compensation	$89	$18

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

Stock option activity for Fuel Tech’s Incentive Plans for the three months ended March 31, 2023 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2023	384,500	$2.98
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding on March 31, 2023	384,500	$2.98	2.19	$28
Exercisable on March 31, 2023	384,500	$2.98	2.19	$28

As of March 31, 2023, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

At  March 31, 2023, there is $774 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 2.27 years.

A summary of restricted stock unit activity for the three months ended March 31, 2023 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2023	767,048	$1.32
Granted	100,000	1.25
Unvested restricted stock units at March 31, 2023	867,048	$1.31

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with Accounting Standards Codification (ASC) 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the three-month periods ended March 31, 2023 and 2022, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

The following table summarizes information about warrants outstanding and exercisable at March 31, 2023:

Range of Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	3.37	$5.10
$6.45	350,000	3.37	$6.45
	2,850,000

10.     Debt Financing

On June 30, 2022, the Company entered into an Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit that replaces the former Cash Collateral agreement with BMO Harris. The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At March 31, 2023, the Company had outstanding standby letters of credit totaling approximately $1,281 under the Investment Collateral Security agreement. At March 31, 2023, the investments held as collateral totaled $1,921. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Information about reporting segment net sales and gross margin from operations are provided below:

	Air Pollution	FUEL CHEM
Three months ended March 31, 2023	Control Segment	Segment	Other	Total
Revenues from external customers	$3,559	$3,728	$—	$7,287
Cost of sales	(2,594)	(1,888)	—	(4,482)
Gross margin	965	1,840	—	2,805
Selling, general and administrative	—	—	(3,245)	(3,245)
Research and development	—	—	(218)	(218)
Operating income (loss) from operations	$965	$1,840	$(3,463)	$(658)

	Air Pollution	FUEL CHEM
Three months ended March 31, 2022	Control Segment	Segment	Other	Total
Revenues from external customers	$2,204	$3,331	$—	$5,535
Cost of sales	(1,429)	(1,816)	—	(3,245)
Gross margin	775	1,515	—	2,290
Selling, general and administrative	—	—	(3,054)	(3,054)
Research and development	—	—	(220)	(220)
Operating income (loss) from operations	$775	$1,515	$(3,274)	$(984)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

	Three Months Ended
	March 31,
	2023	2022
Revenues:
United States	$5,981	$3,688
Foreign	1,306	1,847
	$7,287	$5,535

	March 31,	December 31,
	2023	2022
Assets:
United States	$46,893	$47,007
Foreign	3,389	3,117
	$50,282	$50,124

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	March 31, 2023	December 31, 2022
Contract liabilities (Note 3)	$427	$372
Warranty reserve (Note 13)	159	159
Other accrued liabilities	241	295
Total other accrued liabilities	$827	$826

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the three months ended March 31, 2023 and 2022. The warranty liability balance was $159 at March 31, 2023 and December 31, 2022.

14.     Income Taxes

The Company’s effective tax rate is approximately 0.0% and 0.0% for the three-month periods ended March 31, 2023 and 2022, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three-month periods ended March 31, 2023 and 2022 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three-month periods ended March 31, 2023 and 2022.

Fuel Tech had no unrecognized tax benefits as of March 31, 2023 and December 31, 2022.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the first quarter of 2023, the Company continued to experience a challenging operational environment resulting from the ongoing substitution of gas-fired and renewable energy plants for coal-fired installations and the ongoing impacts of geopolitical events and the coronavirus (COVID-19) global pandemic. We continue to invest in development of new technologies to expand our product offerings into the water and waste-water treatment market. Our capital resources are sufficient for our immediate and longer-term needs, and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and the diminishing effects of the pandemic should lead to an improved market outlook.

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

Key Operating Factors

Our FUEL CHEM segment experienced an increase in revenues and segment operating profits in the quarter compared to 2022. The FUEL CHEM segment capitalized on due to client demand and delayed operating and maintenance scheduling.

Our Air Pollution Control (APC) business experienced improvement in the quarter compared to 2022, due to the execution on projects awarded in the prior years. We are also encouraged by the pace and depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. Our Consolidated APC backlog at March 31, 2023 was $7,588 and our global sales pipeline is in the $50 -75 million range.

Results of Operations

Revenues

Revenues for the three-month periods ending March 31, 2023 and 2022 were $7,287 and $5,535, respectively, representing an increase of $1,752, or 32%, versus the same period last year.

The APC technology segment generated revenues of $3,559 for the three-month period ended March 31, 2023, representing an increase of $1,355, or 61%, from the prior year amount of $2,204. This increase in APC revenue was primarily related to the timing of project execution and new APC orders announced during 2022 and continuing through the first three months of 2023. Consolidated APC backlog at March 31, 2023 was $7,588 versus backlog at December 31, 2022 of $8,245. Our current backlog consists of U.S. domestic projects totaling $6,050 and international projects totaling $1,538.

The FUEL CHEM technology segment generated revenues of $3,728 and $3,331 for the three-month periods ended March 31, 2023 and 2022, respectively, representing an increase of $397, or 12%. The increase in FUEL CHEM revenue for the three months ended March 31, 2023 as compared to the same period of the prior year was partially due to increased demand.

Cost of sales and gross margin

Consolidated gross margin percentage for the three-month periods ended March 31, 2023 and 2022 were 38% and 41%, respectively. Gross margin decreased versus the comparable period due to the change in segment mix and to the decrease in the APC operating segment gross margin. For the three-month periods ended March 31, 2023 and 2022 the APC gross margin decreased to 27% from 35%, respectively, primarily due to product and project mix. FUEL CHEM operating segment gross margins increased to 49% from 45%.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $3,245 and $3,054 for the three-month periods ended March 31, 2023 and 2022, respectively. For the three-month period ended March 31, 2023 the increase of $191 is primarily the result of increases in employee compensation and benefit related costs of $254, partially offset by decreases in certain administrative expenses of $40, depreciation expense of $14 and other miscellaneous expenses of $9. For the three-month periods ending March 31, 2023 and 2022, SG&A as a percentage of revenues decreased to 45% from 55%. The decrease versus the comparable period is primarily due to the increase in revenues in the current year.

Research and development

Research and development expenses for the three-month period ended March 31, 2023 was $218 and for the same period in 2022 was $220. The expenditures in our research and development expenses are focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI™ Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity, and wastewater odor management. DGI technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Interest income

Interest income was $339 for the three-month period ended March 31, 2023 compared to $1 for the same period in 2022. Interest income increased due to the interest income on the held-to-maturity debt securities and money market funds.

Other expense, net

Other expense, net was $90 for the three-month period ended March 31, 2023 compared to $10 for the same period in 2022. Other expense, net increased $80 mainly due to transactional foreign exchange gain/loss.

Liquidity and Sources of Capital

We have losses from operations during the three-month period ended March 31, 2023 totaling $658. Our cash provided by operations for this same period totaled $1,010.

Our cash and cash equivalent balance as of March 31, 2023 totaled $15,698, which includes $2,193 of cash equivalents, and our working capital totaled $30,204. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities provided cash of $1,010 for the three-month period ended March 31, 2023, primarily due to collection of accounts receivable balances, a decrease in other current assets of $51, and a decrease in accounts payable of $934 due to timing of project related activity, offset by an increase in inventory of $116 for anticipated ancillary project demand and a decrease in accrued liabilities of $518.

Operating activities used cash of $1,746 for the three-month period ended March 31, 2022, primarily due to an increase in accounts receivable balances of $1,520 and the net loss from continuing operations, partially offset by removals of non-cash items from our net income from continuing operations for depreciation and amortization of $108 and an increase in accounts payable balances of $682.

Investing activities used cash of $8,715 and $53 for the three-month periods ended March 31, 2023 and 2022, respectively. Investing activities for the three-month periods ended March 31, 2023 primarily consisted of purchases of debt securities as investments partially offset by maturities of debt securities.

Financing activities used cash of $0 for the three-month period ended March 31, 2023 compared to $17 for the three-month period ended March 31, 2022. In 2022, the financing activity was related to the taxes paid on behalf of the equity award participants on the vesting of restricted stock units.

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

We expect additional capital expenditures in 2023 for maintenance of field equipment, computer and systems, and general office equipment. We expect to fund our capital expenditures with cash from operations or cash on hand.

In 2022, the Board of Directors approved an investment plan that would hold $20,000 in funds at BMO Harris Bank (BMO Harris) to be invested in held-to-maturity debt securities of United States (US) Treasuries, including Notes, Bonds, and Bills, or US Government Agency securities. The funds would be held in money market funds until they are invested in those securities. The investments would be structured to create a maturity “ladder” where the proceeds from maturities are re-invested to maintain a balance of short- and long-term investments based on the expected business needs. Maturities will be between three and thirty-six months. This strategy allows the Company to provide returns on excess cash, while managing liquidity and minimizing exposure to interest rate fluctuations.

On June 30, 2022, the Company entered into the Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit, which replaces the Cash Collateral Security agreement with BMO Harris Bank, N.A. (the Former Collateral agreement). The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At March 31, 2023, the Company had outstanding standby letters of credit totaling approximately $1,281 under the Investment Collateral Security agreement. At March 31, 2023, the investments held as collateral totaled $1,921. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the three months ended March 31, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2022 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

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

Item 1A.   Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2022 have not materially changed.

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

Date: May 9, 2023	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)