Form 10-Q
period 2023-09-30
FUEL TECH, INC.
filed 2023-11-07
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2023

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

On October 31, 2023 there were outstanding 30,385,297 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the nine-month period ended September 30, 2023

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$13,483	$23,328
Short-term investments	14,802	2,981
Accounts receivable, net	7,696	7,729
Inventories, net	325	392
Prepaid expenses and other current assets	1,041	1,395
Total current assets	37,347	35,825
Property and equipment, net of accumulated depreciation of $18,727 and $18,557, respectively	4,364	4,435
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $452 and $406, respectively	376	397
Right-of-use operating lease assets, net	462	197
Long-term investments	4,883	6,360
Other assets	771	794
Total assets	$50,319	$50,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,872	$2,710
Accrued liabilities:
Operating lease liabilities - current	103	125
Employee compensation	618	1,105
Other accrued liabilities	1,838	826
Total current liabilities	5,431	4,766
Operating lease liabilities - non-current	348	66
Deferred income taxes, net	177	177
Other liabilities	275	274
Total liabilities	6,231	5,283
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,361,303 and 31,272,303 shares issued, and 30,385,297 and 30,296,297 shares outstanding, respectively	313	313
Additional paid-in capital	164,752	164,422
Accumulated deficit	(116,990)	(115,991)
Accumulated other comprehensive loss	(1,812)	(1,728)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,251)	(2,251)
Total stockholders’ equity	44,088	44,841
Total liabilities and stockholders’ equity	$50,319	$50,124

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$7,988	$8,017	$20,736	$19,920
Costs and expenses:
Cost of sales	4,376	4,345	12,323	11,280
Selling, general and administrative	2,966	3,273	9,126	9,201
Research and development	513	207	1,144	716
	7,855	7,825	22,593	21,197
Operating income (loss)	133	192	(1,857)	(1,277)
Interest expense	(5)	(4)	(15)	(13)
Interest income	322	92	968	101
Other income (expense), net	9	34	(95)	158
Income (loss) before income taxes	459	314	(999)	(1,031)
Income tax expense	—	—	—	(9)
Net income (loss)	$459	$314	$(999)	$(1,040)
Net income (loss) per common share:
Basic net income (loss) per common share	$0.02	$0.01	$(0.03)	$(0.03)
Diluted net income (loss) per common share	$0.01	$0.01	$(0.03)	$(0.03)
Weighted-average number of common shares outstanding:
Basic	30,385,000	30,296,000	30,336,000	30,287,000
Diluted	30,627,000	30,371,000	30,336,000	30,287,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$459	$314	$(999)	$(1,040)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(122)	(155)	(84)	(447)
Comprehensive income (loss)	$337	$159	$(1,083)	$(1,487)

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2022:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2021	30,264	$312	$164,199	$(114,549)	$(1,604)	$76	$(2,234)	$46,200
Net loss	—	—	—	(998)	—	—	—	(998)
Foreign currency translation adjustments	—	—	—	—	(70)	—	—	(70)
Stock compensation expense	—	—	18	—	—	—	—	18
Common shares issued upon vesting of restricted stock units	45	1	(1)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(13)	—	—	—	—	—	(17)	(17)
Balance at March 31, 2022	30,296	$313	$164,216	$(115,547)	$(1,674)	$76	$(2,251)	$45,133
Net loss	—	—	—	(356)	—	—	—	(356)
Foreign currency translation adjustments	—	—	—	—	(222)	—	—	(222)
Stock compensation expense	—	—	28	—	—	—	—	28
Balance at June 30, 2022	30,296	$313	$164,244	$(115,903)	$(1,896)	$76	$(2,251)	$44,583
Net income	—	—	—	314	—	—	—	314
Foreign currency translation adjustments	—	—	—	—	(155)	—	—	(155)
Stock compensation expense	—	—	90	—	—	—	—	90
Balance at September 30, 2022	30,296	$313	$164,334	$(115,589)	$(2,051)	$76	$(2,251)	$44,832

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2023:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2022	30,296	$313	$164,422	$(115,991)	$(1,728)	$76	$(2,251)	$44,841
Net loss	—	—	—	(414)	—	—	—	(414)
Foreign currency translation adjustments	—	—	—	—	86	—	—	86
Stock compensation expense	—	—	89	—	—	—	—	89
Balance at March 31, 2023	30,296	$313	$164,511	$(116,405)	$(1,642)	$76	$(2,251)	$44,602
Net loss	—	—	—	(1,044)	—	—	—	(1,044)
Foreign currency translation adjustments	—	—	—	—	(48)	—	—	(48)
Stock compensation expense	—	—	98	—	—	—	—	98
Exercise of stock options	44	—	42	—	—	—	—	42
Common shares issued upon vesting of restricted stock units	45	—	—	—	—	—	—	—
Balance at June 30, 2023	30,385	$313	$164,651	$(117,449)	$(1,690)	$76	$(2,251)	$43,650
Net income	—	—	—	459	—	—	—	459
Foreign currency translation adjustments	—	—	—	—	(122)	—	—	(122)
Stock compensation expense	—	—	101	—	—	—	—	101
Balance at September 30, 2023	30,385	$313	$164,752	$(116,990)	$(1,812)	$76	$(2,251)	$44,088

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities
Net loss	$(999)	$(1,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	247	267
Amortization	46	70
Non-cash interest income on held-to-maturity securities	(319)	—
Provision for credit losses, net of recoveries	—	(45)
Stock-based compensation, net of forfeitures	288	136
Changes in operating assets and liabilities:
Accounts receivable	5	(3,449)
Inventories	68	(44)
Prepaid expenses, other current assets and other non-current assets	363	370
Accounts payable	172	1,094
Accrued liabilities and other non-current liabilities	520	50
Net cash provided by (used in) operating activities	391	(2,591)
Investing Activities
Purchases of equipment and patents	(201)	(186)
Purchases of debt securities	(14,026)	(9,777)
Maturities of debt securities	4,000	—
Net cash used in investing activities	(10,227)	(9,963)
Financing Activities
Proceeds from exercise of stock options	42	—
Taxes paid on behalf of equity award participants	—	(17)
Net cash provided by (used in) financing activities	42	(17)
Effect of exchange rate fluctuations on cash	(51)	(401)
Net decrease in cash and cash equivalents	(9,845)	(12,972)
Cash and cash equivalents at beginning of period	23,328	37,054
Cash and cash equivalents at end of period	$13,483	$24,082

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of Fuel Tech's financial position, cash flows, and results of operations for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2022 as filed with the Securities and Exchange Commission.

Global Health and Geopolitical Events

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

2.     Summary of Significant Accounting Policies

Investments

In 2022, the Board of Directors approved a plan to invest up to $20,000 of excess capital in debt securities, or held in money market funds until such investments can be made, with BMO Harris Bank N.A (BMO Harris). A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 10). At September 30, 2023, the amount of funds collateralized under the Investment Collateral Security agreement is $1,488 relating to existing standby letters of credit that is comprised of $1,197 with varying maturity dates and expire no later than September 30, 2024 and $291 with the latest maturity date no later than  November 30, 2025.

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

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities:

	As of
Held-to-maturity debt securities:	September 30, 2023	December 31, 2022
Amortized cost	$19,685	$9,341
Gross unrecognized gains	—	—
Gross unrecognized losses	(187)	(168)
Fair value	$19,498	$9,173

The following table provides the amortized cost and fair value of debt securities by maturities at September 30, 2023:

	Amortized Cost	Fair Value
Within one year	$14,802	$14,694
After one year through two years	4,883	4,804
Total	$19,685	$19,498

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At  September 30, 2023 and December 31, 2022, inventory included equipment constructed for resale of $207 and $207, respectively, and spare parts, net of reserves of $118 and $185, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as Other assets was $619 and $634 as of  September 30, 2023 and December 31, 2022, respectively. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used.

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

For the general risk categories, the Company uses historical losses over a fixed period, excluding certain write-off activity that was not considered credit loss events, to determine the historical credit loss. Historical loss rates are then adjusted to consider current economic conditions, and past, current, and future events and circumstances when determining expected credit losses. Investments in financial assets issued by US Government and Government Agency are considered as having zero expected credit losses and are excluded from the allowance for credit loss calculation.

The following table provides the roll forward of the allowance for credit loss:

At January 1, 2022	$223
Provision charged to expense	(19)
(Write-offs) / Recoveries	(94)
At December 31, 2022	$110
Provision charged to expense	—
(Write-offs) / Recoveries	—
At September 30, 2023	$110

3.     Revenue

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Air Pollution Control
Technology solutions	$1,910	$1,904	$7,449	$5,711
Spare parts	1,339	384	1,938	742
Ancillary revenue	462	440	1,305	1,217
Total Air Pollution Control technology revenues	3,711	2,728	10,692	7,670
FUEL CHEM
FUEL CHEM technology solutions	4,277	5,289	10,044	12,250
Total Revenues	$7,988	$8,017	$20,736	$19,920

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$5,640	$6,972	$15,937	$14,939
Foreign Revenues
Latin America	157	56	310	185
Europe	1,001	613	2,400	1,939
Asia	1,190	376	2,089	2,857
Total Foreign Revenues	2,348	1,045	4,799	4,981
Total Revenues	$7,988	$8,017	$20,736	$19,920

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Products transferred at a point in time	$6,078	$5,969	$13,287	$14,065
Products and services transferred over time	1,910	2,048	7,449	5,855
Total Revenues	$7,988	$8,017	$20,736	$19,920

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In our Air Pollution Control (APC) technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For the FUEL CHEM technology segment, deliveries made in the current period but billed in subsequent periods are also considered unbilled receivables (contract assets). These assets are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. At September 30, 2023,  December 31, 2022, and December 31, 2021, contract assets for APC technology projects were approximately $1,944, $3,082, and $1,277, respectively. There were no contract assets for the FUEL CHEM technology segment as of  September 30, 2023,  December 31, 2022, and December 31, 2021.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $1,365, $372, and $390 at September 30, 2023,  December 31, 2022, and December 31, 2021, respectively, and are included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Changes in the contract asset and liability balances during the nine-month period ended September 30, 2023, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $0 and $368 for the three and nine months ended September 30, 2023, respectively, and $131 and $381 for three and nine months ended September 30, 2022, respectively, which represented primarily revenue from progress towards completion of our APC technology contracts.

As of September 30, 2023 and December 31, 2022, we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of APC technology booked orders for which work has not been performed. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $5,624. The Company expects to recognize revenue on approximately $4,874 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	September 30, 2023	December 31, 2022
Trade receivables	$5,717	$4,605
Unbilled receivables	1,944	3,082
Other short-term receivables	145	152
Allowance for credit losses	(110)	(110)
Total accounts receivable	$7,696	$7,729

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through September 30, 2023 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $3) and those related to subsidiary closure.

The following table presents our revenues and net loss for 2023 and 2022 in China as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenues	$—	$1	$2	$2
Net loss	(17)	(142)	(36)	(193)

Total assets primarily consist of cash and other receivables. Total liabilities consist of accounts payable and certain accrued liabilities.

The following table presents net assets in China as follows:

	As of
	September 30, 2023	December 31, 2022
Total assets	$842	$929
Total liabilities	73	79
Total net assets	$769	$850

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Foreign currency translation
Balance at beginning of period	$(1,690)	$(1,896)	$(1,728)	$(1,604)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(122)	(155)	(84)	(447)
Total accumulated other comprehensive loss	$(1,812)	$(2,051)	$(1,812)	$(2,051)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 976,006 with a cost of $2,251 at September 30, 2023 and December 31, 2022. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in the periods presented.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. For the nine months ended September 30, 2023 and 2022, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic weighted-average shares	30,385,000	30,296,000	30,336,000	30,287,000
Conversion of unsecured loan notes	—	—	—	—
Unexercised options and unvested RSUs	242,000	75,000	—	—
Diluted weighted-average shares	30,627,000	30,371,000	30,336,000	30,287,000

For the three and nine months ended September 30, 2023, Fuel Tech had weighted-average outstanding equity awards of 246,500 and 382,200, respectively, and warrants of 2,850,000 in both periods, which were antidilutive or represent out-of-the-money options for the purpose of the calculation of diluted earnings per share. For the nine months ended September 30, 2023, Fuel Tech had 250,500 incremental equity awards that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. For the three and nine months ended September 30, 2022, Fuel Tech had weighted-average outstanding equity awards of 296,500 and 674,000, respectively, and warrants of 2,850,000 in both periods, which were antidilutive for the purpose of the calculation of diluted earnings per share. For the nine months ended September 30, 2022, Fuel Tech had 33,000 incremental equity awards that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

8.     Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants, or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,600,676 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of September 30, 2023, Fuel Tech had 745,650 shares available for share-based awards under the Incentive Plan.

We did not record any excess tax benefits within income tax expense for the three and nine months ended September 30, 2023 and 2022. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and nine months ended September 30, 2023 and 2022. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock options and restricted stock units, net of forfeitures	$101	$90	$288	$136
After-tax effect of stock-based compensation	$101	$90	$288	$136

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

Stock option activity for Fuel Tech’s Incentive Plans for the nine months ended September 30, 2023 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2023	384,500	$2.98
Granted	—	—
Exercised	(44,000)	0.96
Expired or forfeited	(70,000)	3.85
Outstanding on September 30, 2023	270,500	$3.09	1.81	$9
Exercisable on September 30, 2023	270,500	$3.09	1.81	$9

As of September 30, 2023, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

The Agreement provides for four possible RSU awards: “Look-Back RSUs,” “Total Revenue RSUs,” “New Business Growth RSUs,” and “Operating Income Growth” RSUs. If the Look-Back RSU’s are awarded, these RSUs will follow a vesting schedule that provides for vesting of one-third of the granted Look-Back RSUs after the first anniversary of the grant determination date, one-third after the second anniversary date and one-third after the third anniversary date. If the Total Revenue RSUs, New Business Growth RSUs, or Operating Income Growth RSUs targets are achieved, these RSU’s will follow a vesting schedule whereby 100% of the granted RSUs will vest one year following the grant determination date. All RSUs are valued at the date of grant based on the closing price of the Company’s common stock on the grant date.

At  September 30, 2023, there is $1,670 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.92 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2023 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2023	767,048	$1.32
Granted	965,200	1.26
Vested	(45,000)	1.37
Unvested restricted stock units at September 30, 2023	1,687,248	$1.29

The fair value of restricted stock that vested during the nine-month period ended September 30, 2023 was $62.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with Accounting Standards Codification (ASC) 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the nine-month periods ended September 30, 2023 and 2022, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

The following table summarizes information about warrants outstanding and exercisable at September 30, 2023:

Range of Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	2.87	$5.10
$6.45	350,000	2.87	$6.45
	2,850,000

10.     Debt Financing

On June 30, 2022, the Company entered into an Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit that replaces the former Cash Collateral agreement with BMO Harris. The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At September 30, 2023, the Company had outstanding standby letters of credit totaling approximately $992 under the Investment Collateral Security agreement. At September 30, 2023, the investments held as collateral totaled $1,488. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Information about reporting segment net sales and gross margin from operations are provided below:

	Air Pollution	FUEL CHEM
Three months ended September 30, 2023	Control Segment	Segment	Other	Total
Revenues from external customers	$3,711	$4,277	$—	$7,988
Cost of sales	(2,214)	(2,162)	—	(4,376)
Gross margin	1,497	2,115	—	3,612
Selling, general and administrative	—	—	(2,966)	(2,966)
Research and development	—	—	(513)	(513)
Operating income (loss) from operations	$1,497	$2,115	$(3,479)	$133

	Air Pollution	FUEL CHEM
Three months ended September 30, 2022	Control Segment	Segment	Other	Total
Revenues from external customers	$2,728	$5,289	$—	$8,017
Cost of sales	(1,801)	(2,544)	—	(4,345)
Gross margin	927	2,745	—	3,672
Selling, general and administrative	—	—	(3,273)	(3,273)
Research and development	—	—	(207)	(207)
Operating income (loss) from operations	$927	$2,745	$(3,480)	$192

	Air Pollution	FUEL CHEM
Nine months ended September 30, 2023	Control Segment	Segment	Other	Total
Revenues from external customers	$10,692	$10,044	$—	$20,736
Cost of sales	(7,155)	(5,168)	—	(12,323)
Gross margin	3,537	4,876	—	8,413
Selling, general and administrative	—	—	(9,126)	(9,126)
Research and development	—	—	(1,144)	(1,144)
Operating income (loss) from operations	$3,537	$4,876	$(10,270)	$(1,857)

	Air Pollution	FUEL CHEM
Nine months ended September 30, 2022	Control Segment	Segment	Other	Total
Revenues from external customers	$7,670	$12,250	$—	$19,920
Cost of sales	(5,032)	(6,248)	—	(11,280)
Gross margin	2,638	6,002	—	8,640
Selling, general and administrative	—	—	(9,201)	(9,201)
Research and development	—	—	(716)	(716)
Operating income (loss) from operations	$2,638	$6,002	$(9,917)	$(1,277)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
United States	$5,640	$6,972	$15,937	$14,939
Foreign	2,348	1,045	4,799	4,981
	$7,988	$8,017	$20,736	$19,920

	September 30,	December 31,
	2023	2022
Assets:
United States	$46,550	$47,007
Foreign	3,769	3,117
	$50,319	$50,124

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	September 30, 2023	December 31, 2022
Contract liabilities (Note 3)	$1,365	$372
Warranty reserve (Note 13)	159	159
Other accrued liabilities	314	295
Total other accrued liabilities	$1,838	$826

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the nine months ended September 30, 2023 and 2022. The warranty liability balance was $159 at September 30, 2023 and December 31, 2022.

14.     Income Taxes

The Company’s effective tax rate is approximately 0.0% and 0.9% for the nine-month periods ended September 30, 2023 and 2022, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the nine-month periods ended September 30, 2023 and 2022 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the nine-month periods ended September 30, 2023 and 2022.

Fuel Tech had no unrecognized tax benefits as of September 30, 2023 and December 31, 2022.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the third quarter of 2023, the Company continued to successfully execute on existing orders resulting in improved performance in the APC segment.  Revenues from our Fuel Chem technology segment increased 110% from the prior quarter as our customer base returned from maintenance outages.  We continue to invest in development of new technologies to expand our product offerings into the water and waste-water treatment market. Our capital resources are sufficient for our immediate and longer-term needs, and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and the diminishing effects of the pandemic should lead to an improved market outlook.

Key Operating Factors

Our FUEL CHEM segment experienced an increase in revenue and segment operating profits from prior quarter in 2023 and a decrease in the current quarter as compared to 2022. The FUEL CHEM segment was impacted by decreased operational demand from our client base and partially due to scheduled plant closures versus the same period in 2022.

Our Air Pollution Control (APC) business experienced improvement in the quarter compared to 2022, due to the execution of projects awarded in the prior years and earlier in this year and due to increased sales of aftermarket products. We are encouraged by the depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. We continue to experience a challenging operational environment resulting from customers delaying the timing of purchasing decisions.  Our Consolidated APC backlog at September 30, 2023 was $5,624 and our global sales pipeline is in the $50 -75 million range.

Results of Operations

Revenues

Revenues for the three-month periods ending September 30, 2023 and 2022 were $7,988 and $8,017, respectively, representing an decrease of $29, or 0%, versus the same period last year. Revenues for the nine-month periods ending September 30, 2023 and 2022 were $20,736 and $19,920, respectively, representing an increase of $816, or 4%, versus the same period last year.

The APC technology segment generated revenues of $3,711 for the three-month period ended September 30, 2023, representing an increase of $983, or 36%, from the prior year amount of $2,728. The APC technology segment generated revenues of $10,692 and $7,670 for the nine-month periods ending September 30, 2023 and 2022, respectively, representing an increase of $3,022, or 39%. This increase in APC revenue was primarily related to the timing of project execution and new APC orders announced during 2022 and continuing through the first nine months of 2023. Consolidated APC backlog at September 30, 2023 was $5,624 versus backlog at December 31, 2022 of $8,245. Our current backlog consists of U.S. domestic projects totaling $4,788 and international projects totaling $836.

The FUEL CHEM technology segment generated revenues of $4,277 and $5,289 for the three-month periods ended September 30, 2023 and 2022, respectively, representing a decrease of $1,012, or 19%. The FUEL CHEM technology segment generated revenues of $10,044 and $12,250 for the nine-month periods ended September 30, 2023 and 2022, respectively, representing a decrease of $2,206, or 18%. This decrease in FUEL CHEM revenue for the three and nine months ended September 30, 2023 as compared to the same periods of the prior year was primarily due to a decrease in electrical generation demand, unscheduled plant outages and plant closures.

Cost of sales and gross margin

Consolidated gross margin percentage for the three-month periods ended September 30, 2023 and 2022 were 45% and 46%, respectively. Gross margin decreased versus the comparable period due to the decrease in the FUEL CHEM operating segment gross margin partially offset by an increase in APC operating segment gross margin. For the three-month periods ended September 30, 2023 and 2022 the FUEL CHEM operating segment gross margins decreased to 49% from 52% primarily due to the reduction in revenue. APC gross margin increased to 40% from 34% primarily due to product and project mix.

Consolidated gross margin percentage for the nine-month periods ended September 30, 2023 and 2022 were 41% and 43%, respectively. Gross margin decreased versus the comparable period due to the change in segment mix and to the decrease in the APC operating segment gross margin. For the nine-month periods ended September 30, 2023 and 2022 the APC gross margin decreased to 33% from 34%, respectively, primarily due to product and project mix. FUEL CHEM operating segment gross margin remained flat at 49%.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $2,966 and $3,273 for the three-month periods ended September 30, 2023 and 2022, respectively. For the three-month period ended September 30, 2023 the decrease of $307 is primarily the result of decreases in employee compensation and benefit related costs of $283, professional fees of $44, and certain administrative expenses of $30, partially offset by increases in depreciation of $30 and other miscellaneous expenses of $20 primarily relating to the corporate headquarters. For the three-month periods ending September 30, 2023 and 2022, SG&A as a percentage of revenues decreased to 37% from 41%. The decrease versus the comparable period is primarily due to the decrease in SG&A expenses when revenues were flat compared to prior year quarter.

SG&A expenses were $9,126 and $9,201 for the nine-month periods ended September 30, 2023 and 2022, respectively. For the nine-month period ended September 30, 2023 the decrease of $75 is primarily the result of decreases in certain administrative expenses of $132 and other miscellaneous expenses of $47, partially offset by increases in employee compensation and benefit related costs of $74, professional fees of $17, and depreciation expense of $13. For the nine-month periods ending September 30, 2023 and 2022, SG&A as a percentage of revenues decreased to 44% from 46%. The decrease versus the comparable period is primarily due to the increase in revenues in the current year.

Research and development

Research and development expenses for the three and nine-month periods ended September 30, 2023 were $513 and $1,144, respectively, and for the same periods in 2022 were $207 and $716, respectively. The expenditures in our research and development expenses are focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI® Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity, and wastewater odor management. DGI® technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Interest income

Interest income was $322 for the three-month period ended September 30, 2023 compared to $92 for the same period in 2022. Interest income was $968 for the nine-month period ended September 30, 2023 compared to $101 for the same period in 2022. Interest income increased due to the interest income on the held-to-maturity debt securities and money market funds.

Other income (expense), net

Other income, net was $9 for the three-month period ended September 30, 2023 compared to Other income, net of $34 for the same period in 2022. Other expense, net was $95 for the nine-month period ended September 30, 2023 compared to Other income, net of $158 for the same period in 2022. The changes in Other (expense) income, net were mainly due to transactional foreign exchange losses.

Liquidity and Sources of Capital

We have losses from operations during the nine-month period ended September 30, 2023 totaling $1,857. Our cash provided by operations for this same period totaled $391.

Our cash and cash equivalent balance as of September 30, 2023 totaled $13,483, which includes $980 of cash equivalents, and our working capital totaled $31,916. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities provided cash of $391 for the nine-month period ended September 30, 2023, primarily due to an increase in other liabilities of $519 due to timing of project related activity, a decrease in other current assets of $365, an increase in accounts payable of $172 due to timing of project related activity, and removals of non-cash items from our net loss from continuing operations for depreciation and amortization of $293 and stock-based compensation of $288.

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

Investing activities used cash of $10,227 and $9,963 for the nine-month periods ended September 30, 2023 and 2022, respectively. Investing activities for the nine-month periods ended September 30, 2023 and 2022 primarily consisted of purchases of debt securities as investments of $14,026 and $9,777, respectively. Investing activities for the nine-month period ended September 30, 2023 was funded by the maturities of debt securities of $4,000.

Financing activities provided cash of $42 for the nine-month period ended September 30, 2023 compared to cash used of $17 for the nine-month period ended September 30, 2022. In 2023, the financing activity was related to proceeds from the exercise of stock options. In 2022, financing activities were related to taxes paid on behalf of the equity award participants on the vesting of restricted stock units.

The effects of the COVID-19 global pandemic and certain geopolitical events have presented significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. Although the impact of the pandemic is difficult to quantify, the Company has experienced, and may continue to experience, reductions in demand for certain of our products due to the delay or abandonment of ongoing or anticipated projects due to our customers’, suppliers’ and other third parties’ financial distress or concern regarding the volatility of global markets. Other directly or indirectly COVID-19 related effects, such as supply chain disruptions and travel restrictions, have been impacting operations and financial performance to varying degrees. We continue to monitor our liquidity needs and in response to our recent periods of declines in revenue and net losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. We have evaluated our ongoing business needs and considered the cash requirements of our base business of Air Pollution Control and FUEL CHEM, as well as our efforts to wind-down our APC operations in China. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, and c) the costs of winding down our APC operations in China as well as other research and development initiatives. Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and FUEL CHEM businesses. We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

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

On June 30, 2022, the Company entered into the Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit, which replaces the Cash Collateral Security agreement with BMO Harris Bank, N.A. (the Former Collateral agreement). The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At September 30, 2023, the Company had outstanding standby letters of credit totaling approximately $992 under the Investment Collateral Security agreement. At September 30, 2023, the investments held as collateral totaled $1,488. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the nine months ended September 30, 2023.

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

Date: November 7, 2023	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)