Form 10-K
period 2023-12-31
FUEL TECH, INC.
filed 2024-03-11
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $34,658,691 based on the closing sale price as reported on the NASDAQ National Market System.

As of February 28, 2024, there were 30,385,297 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this report.

TABLE OF DEFINED TERMS

Term	Definition
AIG	Ammonia Injection Grid
APC	Air Pollution Control Technology
ASCR®	A trademark used to describe our Advanced Selective Catalytic Reduction process
BACT	Best Available Control Technology
BREF	Best Available Reference Technology. European emission requirements
CFD	Computational Fluid Dynamics
CKM	Chemical Kinetics Modeling
DGI®	Dissolved Gas Infusion
EPA	The United States Environmental Protection Agency
ESP	Electrostatic Precipitator
FGC	Flue Gas Conditioning
FUEL CHEM®

A trademark used to describe our fuel and flue gas treatment processes, including its TIFI® Targeted In-Furnace Injection™ technology to control slagging, fouling, corrosion and a variety of sulfur trioxide-related issues

GSG™	Graduated Straightening Grid
HERT™ High Energy Reagent Technology™	A trademark used to describe one of our SNCR processes for the reduction of NOx
I-NOx®	Systems can include SNCR components along with SCR technology, which includes AIG and GSG™ system
NOx	Oxides of nitrogen
NOxOUT®	A trademark used to describe one of our SNCR processes for the reduction of NOx
SCR	Selective Catalytic Reduction
SNCR	Selective Non-Catalytic Reduction
TIFI® Targeted In-Furnace Injection™	A trademark used to describe our proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program
UDI™	Urea Direct Injection as the process to provide urea reagent directly into a duct for SCR applications
ULTRA®	A trademark used to describe our process for generating ammonia for use as a Selective Catalytic Reduction reagent

Fuel Tech, Inc. and Subsidiaries

December 31, 2023

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

●

The Company’s nitrogen oxide (NOx) reduction technologies include advanced combustion modification techniques and post-combustion NOx control approaches, including NOxOUT®, HERT™ High Energy Reagent Technology™, and Advanced Selective Non-Catalytic Reduction (SNCR) systems, ASCR® Advanced Selective Catalytic Reduction systems, and I-NOx® Integrated NOx Reduction Systems, which utilize various combinations of these systems, along with the UDI™ Urea Direct Injection system for Selective Catalytic Reduction (SCR) reagent supply, and the ULTRA® process for safe ammonia generation.  These technologies have established Fuel Tech as a leader in NOx reduction, with installations on over 1,300 units worldwide.

●

Fuel Tech’s Air Pollution Control (APC) technologies include particulate control with Electrostatic Precipitator (ESP) products and services with experience on units up to 700 MW.  Flue gas conditioning (FGC) systems include treatment using sulfur trioxide (SO3) and ammonia-based conditioning to improve the performance of ESPs by modifying the properties of fly ash particles. Fuel Tech’s particulate control technologies have been installed on more than 125 units worldwide.

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

●	Water treatment technologies include DGI® Dissolved Gas Infusion Systems which utilize a patent-pending channel injector and a patented saturator to provide a competitive advantage over conventional water and wastewater treatment by infusing oxygen, carbon dioxide or other gases into water. An innovative alternative to current technologies among other applications, DGI® systems can deliver supersaturated oxygen solutions and other gas-water combinations to target process applications or environmental issues. This infusion process has a variety of applications in the water and wastewater segments, including irrigation, treatment of natural waters, aquaculture, supply of oxygen for biological remediation, wastewater odor management, pH adjustment, re-carbonization, and alkalinity control, etc. DGI® technology benefits include improved treatment performance and reduced treatment time, and the potential for reduced energy consumption, along with lower installation and operating costs. The DGI® technology is currently in the demonstration phase and we expect additional revenue generating demonstrations and opportunities throughout 2024. Third party validation testing of the efficiency of transferring oxygen to a treatment basin has been completed and results have been published.

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

Clean Air Act (CAA): The CAA requires the U.S. Environmental Protection Agency (EPA) to establish national ambient air quality standards (NAAQS) at levels that are protective of public health with an adequate margin of safety. The six pollutants specified include: Ozone, Particulate Matter, Nitrogen Dioxide, Sulfur Dioxide, Lead, and Carbon Monoxide. The NAAQS provisions require that states comply with ozone and particulate emissions standards. NOx emissions are a precursor to ozone formation and also contribute to fine particulate emissions. Since 1990, EPA rules and programs have been established at the regional and federal level to help states in their mission to define and meet their State Implementation Plans for attainment. The NAAQS ground-level ozone standards that were issued in 1997 were made more stringent in 2008 and again in 2015. The EPA has kept the 2020 NAAQS ozone standard at 70 parts per billion, the same limit as 2015.

In March 2023, EPA issued a Federal Implementation Plan (FIP) to address NOx emissions from upwind sources on downwind states.  The issuance of the FIP was proceeded by the EPA’s rejection of the proposed State Implementation Plans (SIPs) submitted by many of the upwind states pursuant to the CAA.  The issuance of the FIP, which was made pursuant to the Good Neighbor provision of the CAA, is likely to require a significant number of upwind sources to provide additional NOx controls to help downwind states meet the 2020 ozone NAAQS requirements starting in 2024 for utility power units and starting in 2026 for industrial sources.  Nevertheless, the ultimate timing of the effectiveness of the FIP is uncertain because several upwind affected states and sources have challenged the EPA’s rejection of the SIPs in court, and stays of the effectiveness of the FIP have been issued for many upwind states.  Fuel Tech will monitor the potential impact on these upcoming NOx emission requirements.

Clean Air Visibility Rule (CAVR): The CAVR, also known as the Regional Haze rule, is part of the Clean Air Act and was finalized in 2005. Under CAVR, certain States are required to submit implementation plans to the EPA to comply with the Regional Haze requirements, and updates are required every five years. A new CAVR was issued in January 2017 which requires states to implement new air pollution controls implementation plans in 2021 and 2022. NOx emissions contribute to ground level ozone which can contribute to localized haze, and many State Implementation Plans (SIP) are addressing NOx reduction as part of CAVR compliance. Environmental organizations have filed lawsuits against EPA for failure to approve SIPs for the second round of CAVR compliance which is required prior to 2028.  The overall obligation of CAVR is to return the U.S. scenic areas to “active” visibility by 2064.

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

Regulations and Markets: International

We also sell air pollution control systems outside the U.S., specifically in Europe, South Africa, South America, India (under a license agreement) and in the Pacific Rim. The demand for our technologies comes from specific governmental regulations in NOx and particulate matter emission limits which vary by country. We expect that there will be further opportunities to implement our technologies globally in established as well as new geographies in 2024.

The European Union’s Best Available Reference Technology (BREF) emission guidelines continue to be implemented gradually starting from large utility boilers down to small industrial units. The last major update of the BREF guidelines reduced NOx limit values by up to 25% which in some cases required an upgrade of the first-generation NOx abatement systems. That has presented new opportunities for Fuel Tech, especially on biomass and waste incineration plants. New system opportunities are also being identified and followed in chemical production and petrochemical industries. European engineering companies are supplying power generation and flue gas treatment systems to industrial and utility customers globally. Middle Eastern countries, especially Saudi Arabia have become a major focus for these companies due to the local initiatives for reducing pollution and improving tourism.  Fuel Tech’s NOx control technologies can be integrated into both new and existing combustion systems supplied into this market.

In South Africa, the state-owned utility Eskom and metallurgical companies are continuing with refurbishing aging ESPs and adding FGC technology to further improve ESP performance. Fuel Tech is well placed to compete for this business with our local partner Lesedi.

Brazil’s Sau Paulo state has announced stricter NOx emission requirements which will impact local cement, steel and glass production industries.  Fuel Tech has established local partnerships to bring our SNCR, SCR and FGC technologies to this market.

The Indian government has prioritized sulfur oxide treatment over NOx abatement in the refurbishment of thermal power units.  However, new biomass fired boilers are expected to be outfitted with SNCR technology.  Particulate matter emission reductions continue to be an area of focus in the country and that presents an ongoing opportunity for Fuel Tech’s FGC technology. These technologies will be implemented through a collaboration with our local partner ISGEC.

In Southeast Asia, particulate emissions from poor performing ESPs are being addressed. Power generators in several countries like Vietnam, Thailand, Malaysia and the Philippines are actively looking for corrective options. In Taiwan, there is a push to convert coal fired units to burn biomass and projects are being approved. This presents Fuel Tech with opportunities to bring our ASNCR, SCR, Ultra and FGC technologies to these markets through local companies.

Products

Our NOx reduction and particulate control technologies are installed worldwide on over 1,300 combustion units, including utility, industrial and municipal solid waste applications.  Our products include customized NOx control systems and our patented ULTRA® technology, which converts urea-to-ammonia on site and provides safe reagent for use in SCR systems.

●

SCR Systems and Services: Our SCR systems control NOx emissions from industrial and utility sources including boilers, incinerators, kilns, reformers and many other types of heat recovery equipment firing coal, natural gas, oil, and a variety of process gases and waste fuels. The SCR systems typically include urea or ammonia storage and delivery subsystems, reagent injection systems in the form of an Ammonia Injection Grid (AIG), catalyst reactor vessel and SCR catalyst.  In addition, other related services, including start-ups, maintenance support and general consulting services for SCR systems, AIG design and tuning to help optimize catalyst performance, and catalyst management services to help optimize catalyst life, are now offered to customers around the world. We also specialize in CFD models, which simulate fluid flow by generating a virtual replication of real-world geometry and operating inputs. We design flow corrective devices, such as turning vanes, ash screens, static mixers and our patented GSG™ Graduated Straightening Grid. Our SCR systems utilize urea or ammonia as the SCR catalyst reagent to achieve NOx reductions of up to 90% from industrial combustion sources.

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

●

I-NOx® Systems: Our I-NOx® systems can include SNCR components combined with SCR technology. Together, these systems provide up to 90% NOx reduction at significantly lower capital and operating costs than conventional SCR systems while providing greater operational flexibility to plant operators.  The capital costs for I-NOx® systems can range from $30 - $150/kW depending on boiler size and configuration, which is significantly less than that of conventional SCRs, which can cost $300/kW or more, while operating costs are competitive with those experienced by conventional SCR systems.

●

ESP Processes and Services: ESP technologies for particulate control include ESP products and services including ESP Inspection Services, Performance Modeling, and Performance and Efficiency Upgrades, along with engineering capability for ESP retrofits. FGC systems include treatment using sulfur trioxide (SO3) and ammonia-based systems to improve the performance of ESPs by modifying the properties of fly ash particles.  Our ULTRA® technology can provide the ammonia system feed requirements for FGC applications as a safe alternative to ammonia reagent-based systems. FGC systems offer a lower capital cost approach to improving ash particulate capture versus the alternative of installing larger ESPs or utilizing fabric filter technology to meet targeted emissions and opacity limits.  Fuel Tech’s particulate control technologies have been installed on more than 125 units worldwide.

A market factor for the APC product line is the continued use of coal and natural gas and the growth of biomass for global electricity production.  The growth of natural gas in the U.S. for industrial applications has increased the need for SCR technology since it often meets the definition of BACT and is required on new industrial units.

Sales of APC products were $13.5 million and $10.6 million for the years ended December 31, 2023 and 2022, respectively.

APC Competition

Competition with our products may be expected from companies supplying SCR Systems, SNCR systems, ESP retrofits and FGC technologies. In addition, we experience competition in the urea-to-ammonia conversion market.

The SCR process is an effective and proven method of control for removal of NOx up to 90%. SCR systems have a high capital cost of $300+/kW on retrofit coal applications. Companies including Babcock Power, Babcock & Wilcox (B&W) Company, CECO Environmental and Mitsubishi are active SCR system and reagent feed system providers.

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

ESP retrofit competitors include B&W and Southern Environmental. FGC competition includes Chemithon, Inc.

Lastly, with respect to urea-to-ammonia conversion technologies, our controlled urea decomposition system competes with ammonia based processes.

APC Backlog

Consolidated APC segment backlog at December 31, 2023 was $7.5 million versus backlog at December 31, 2022 of $8.2 million. The Company expects to recognize revenue on approximately $7.4 million of the backlog over the next 12 months.

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

A key market factor for this product line is the continued use of coal for global electricity production. In 2023, coal accounted for approximately 14% of all U.S. electricity generation and roughly 36% of global electricity generation. Major coal consumers include the U.S., China and India. Additional market dynamics include a growing, worldwide utilization of biomass for both steam and electrical production, and the continued use of heavy fuel oil for power generation. The principal markets for this product line are electric power plants burning coals with slag-forming constituents such as sodium, iron and high levels of sulfur. Sodium is typically found in the Powder River Basin coals of Wyoming and Montana. High sulfur content can give rise to unacceptable levels of SO3 formation especially in plants with SCR systems and flue gas desulphurization units (scrubbers).  As coal units strive to compete in electricity supply markets, lower cost, higher slagging fuels can create more operational challenges which TIFI® Programs can help mitigate. The current Mexican government is utilizing more indigenous fuel sources for power generation because the international market for high sulfur fuel oil (what Mexico produces) has been significantly reduced with the adoption of the new International Maritime Organization restrictions. Fuel Tech’s TIFI® systems can help with SO3 mitigation at these oil-fired power generation units.

The combination of slagging coals and SO3-related issues, such as “blue plume” formation, air pre-heater fouling and corrosion, SCR fouling and the proclivity to suppress certain mercury removal processes, represents an attractive market potential for Fuel Tech.

Sales of the FUEL CHEM products were $13.6 million and $16.3 million, for the years ended December 31, 2023 and 2022, respectively.

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

INTELLECTUAL PROPERTY

We own 38 granted patents worldwide including 13 US patents and 25 non-US patents. We have six patent applications pending: including four in the U.S. and two in non-U.S. jurisdictions. These patents and applications cover some 44 inventions, 22 associated with our NOx reduction business, 13 associated with the FUEL CHEM business, and nine associated with water treatment. Our granted patents have expiration dates ranging from March of 2024 to February of 2041.

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

EMPLOYEES

At December 31, 2023, we had 72 employees, 68 in North America, and four in Europe. We enjoy good relations with our employees and are not a party to any labor management agreement.

HUMAN CAPITAL RESOURCES

We believe our employees are our most valuable asset and we endeavor to provide a safe, inclusive, high-performance culture where our people can thrive. As such, we continually work to recruit, develop, engage, train and protect our employees. The following are key human capital measures and objectives on which we currently focus.

    Employee Total Compensation and Benefits Philosophy. We provide access to benefits and offer programs that support work-life balance and overall well-being, including financial, physical and mental health resources, such as those listed below.

Financial	Health and Wellness	Work-Life Balance
Competitive Base Pay	Medical, Dental and Vision Benefits	Paid time off, paid holidays and jury duty pay
Corporate Objectives Plan (Potential Annual Bonus Based on Achievement of Qualitative Milestones)	Flexible Spending Accounts and Health Savings Accounts	Paid Parental Leave (maternity, paternity, adoption)
Corporation Incentive Plan (Potential Annual Bonus Based on Company’s Achievement of Operating Income)	On-site and complimentary Vaccinations	Employee Assistance Program (mental health, legal, financial services)
401(k) Retirement Savings Plan with Company Match (Traditional and Roth)		Flexible Work Arrangements
Life Insurance		Tuition Reimbursement
Short-term and Long-term Disability Insurance		Complimentary on-line learning and training

Commitment to Safe Working Environment.  All employees are required to understand and obey local laws, to report any suspected violations, and to act in accordance with our Code of Conduct.

Compensation Equity. We concluded a comprehensive pay equity analysis in 2022 encompassing all staff members and job levels. We believe we have made compensation adjustments to rectify compensation disparities. We also implemented hiring and promotional practices to support our goal of ensuring offers to new employees or to employees being promoted internally are aligned with the market and equitable on an internal basis. We plan to conduct additional comprehensive pay equity analyses at appropriate intervals going forward.

Talent Acquisition and Retention. We strive to attract, develop and retain high-performing talent, and we support and reward employee performance. Programs to strengthen our talent include an employee referral program, tuition reimbursement, continued training and development and succession planning. We prioritize employee engagement and transparency by implementing programs and processes to ensure our employees have opportunities to ask questions, voice concerns, and share feedback. This is accomplished in part by conducting employee satisfaction surveys as part of the annual review process, and quarterly town hall meetings. In 2023, our employee turnover rate was approximately 10%.

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

RISKS RELATED TO OUR PRODUCTS AND PRICING

Our Product Portfolio Lacks Diversification

We have two broad technology segments that provide advanced engineering solutions to meet the pollution control, efficiency improvement, and operational optimization needs of coal and natural gas-fired energy-related facilities worldwide. They are as follows:

•

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas or coal from boilers, incinerators, furnaces and other stationary combustion sources. These include NOxOUT® and HERT™ SNCR systems, and SCR systems. Our SCR systems can also include AIG, and GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

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

We Face Substantial Competition

Competition in the Air Pollution Control market comes from competitors utilizing their own NOx reduction processes, including SCR systems, SNCR systems, ammonia and urea based delivery systems for SNCR and SCR, which do not infringe our patented or proprietary technologies.  Indirect competition will also arise from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or de-rating of units, and sale or trade of pollution credits and emission allowances.  Utilization by customers of such processes or business practices or combinations thereof may adversely affect our pricing and participation in the NOx control market if customers elect to comply with regulations by methods other than the purchase of our Air Pollution Control products.  See Item 1 “Products” and “APC Competition” in the Air Pollution Control segment overview.

Competition for our FUEL CHEM markets include chemicals sold by specialty chemical companies, such as Imerys, Environmental Energy Services, Inc., and SUEZ Water Technologies.

Our Dependence Upon Fixed-price Contracts Could Adversely Affect our Operating Results

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

Customers May Cancel or Delay Projects

Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions that permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be adversely affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters.

Our Operating Results May Be Adversely Affected by Product Pricing

We typically experience significant competition for both of our technology segments which may require us to lower our product prices in order to remain competitive and have a corresponding adverse impact on our realized gross margins and operating profitability. See the risk factor entitled “We Face Substantial Competition” above.

Our Customer Base Is Highly Concentrated

A small number of customers have historically accounted for a significant portion of our revenues. During 2023, our five largest customers accounted for approximately 53% of our net revenues, with our largest customer accounting for approximately 20% of our net revenues. There can be no assurance that all significant customers will continue to purchase our products in the same quantities that they have in the past. The loss of any one of our significant customers or a material reduction in sales to a significant customer could have a material adverse effect on our sales and results of operations.

RISKS RELATED TO OUR BUSINESS

Our Financial Performance May Vary Significantly From Period to Period

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

Our Manufacturing Operations Are Dependent on Third-party Suppliers

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

Our Use of Subcontractors Could Potentially Harm our Profitability and Business Reputation

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

We Rely on Several Key Employees Whose Absence or Loss Could Disrupt our Operations or Be Adverse to our Business

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

Increasing Costs for Manufactured Components May Adversely Affect our Profitability

Our products utilize a variety of manufactured components, including metallurgical catalysts, storage tanks, pumps and fans.  The current economic environment has resulted, and may continue to result, in price volatility and inflation of these costs. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins if we are unable to successfully pass such costs on to our customers.

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

We May Not Be Able to Purchase Raw Materials on Commercially Advantageous Terms

Our FUEL CHEM technology segment is dependent, in part, upon a supply of magnesium hydroxide. Any adverse changes in the availability of this chemical will likely have an adverse impact on ongoing operation of our FUEL CHEM programs. On March 4, 2009, we entered into a Restated Product Supply Agreement (PSA) with Martin Marietta Magnesia Specialties, LLC (MMMS) in order to assure the continuance of a stable supply from MMMS of magnesium hydroxide products for our requirements in the U.S. and Canada. The term of the PSA expires on December 31, 2024. Pursuant to the PSA, MMMS supplies us with magnesium hydroxide products manufactured pursuant to our specifications and we have agreed to purchase from MMMS, and MMMS has agreed to supply, 100% of our requirements for such magnesium hydroxide products for our customers who purchase such products for delivery in the U.S. and Canada. There can be no assurance that we will be able to obtain a stable source of magnesium hydroxide in markets outside the U.S.

RISKS RELATED TO OUR INDUSTRY

Demand for Our APC and FUEL CHEM Products is Affected by External Market Factors

Reduced coal-fired electricity demand across the U.S. has led to production declines.  Contributing factors to this decline in coal-fired generation were: 1) lower natural gas prices which allowed utility operators to increase the amount of power generated from natural gas plants, 2) increased cost of environmental compliance with current environmental regulations, 3) constrained funding for capital projects, and 4) the increased production of electricity from renewable sources, such as wind and solar.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

ITEM 1C - CYBERSECURITY

Risk Assessment and Strategy

Fuel Tech regularly evaluates cybersecurity risk from computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human error and technological errors.  Such risks are reviewed by our Information Technology Steering Committee on a quarterly basis, or more frequently if deemed appropriate.

Our overall strategy in combatting known cybersecurity risks includes a variety of individual tactics, including:

●	the use of antivirus software, virtual private networks, email security, as well as other software to prevent and detect data intrusions.
●	the deployment of updates and patches as they are available and maintaining the current versions of major software to reduce the exposure to vulnerabilities.
●	the use of third-party service to conduct mandatory online training for all employees regarding identifying and avoiding cyber-security risks.
●	the review of the security procedures used by third parties that may host or otherwise have access to Fuel Tech’s data.
●	the deployment of third-party cyber-security experts to perform penetration testing on our internal and external networks and systems in an effort to identify potential vulnerabilities.
●	if necessary, the use of third-party security experts if and when an incident is detected

We are not aware of having experienced any material cybersecurity incidents.  We are not aware of any existent cybersecurity threats that would materially affect, or are reasonably likely to materially affect, our business strategy, results of operations or financial conditions.  For more information, please see “Cybersecurity” under Item 1A “Risk Factors” above.

Management Oversight

Day-to day management of cybersecurity threats is conducted by our Information Technology department which is charged with identifying and reporting threats to senior management. On a quarterly basis, cybersecurity is reviewed by our Information Technology Steering  Committee, which is comprised of our Chief Executive Officer, Chief Financial Officer, General Counsel and Head of Information Technology.

Board Oversight

The Audit Committee of our Board of Directors, which is composed of all non-employee directors, is responsible for oversight of management’s efforts to eliminate cybersecurity risks.

ITEM 2 - PROPERTIES

We own an office building in Warrenville, Illinois, which has served as our corporate headquarters since June 23, 2008. This facility, with approximately 40,000 square feet of office space, is sufficient to meet our requirements for the foreseeable future.

We also operate from leased office facilities and we do not segregate any of these leased facilities by operating business segment. The terms of the Company's primary lease arrangements as of December 31, 2023 are as follows:

•	The Gallarate, Italy building lease, for approximately 1,335 square feet, runs through April 30, 2025. This facility serves as the operating headquarters for our European operations.

•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs through March 31, 2031. This facility serves as an outside warehouse facility.

•	The Overland Park, KS lease, for approximately 600 square feet, runs through October 15, 2024. This facility serves primarily as a sales office.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market

Our common stock has been traded since September, 1993 on The NASDAQ Stock Market, Inc, where it trades under the symbol FTEK.

Holders

As of February 28, 2024, there were 56 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

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

ITEM 6 - RESERVED

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars)

Overview

In 2023, the Company continued to successfully execute on existing orders resulting in improved performance in the APC segment. We continue to invest in development of new technologies to expand our product offerings into the water and waste-water treatment market. Our capital resources are sufficient for our immediate and longer-term needs, and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and the diminishing effects of the pandemic should lead to an improved market outlook.

Key Operating Factors

Our FUEL CHEM segment faced difficult market circumstances in 2023, and experienced a decline in revenues and segment operating profits compared to 2022. The FUEL CHEM segment was negatively impacted due to the reduction in demand from other customers due to unfavorable climate conditions and to operating and maintenance scheduling.

Our APC business experienced improvement in 2023, compared to 2022, due to the execution of projects awarded in the second half of 2022 and in 2023. Sales growth experienced headwinds in the United States due to regulatory unclarity resulting from legal challenges to the Cross State Air Pollution Control rule. We are encouraged by the pace and depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. Our Consolidated APC backlog at year end was $7,458 and our global sales pipeline has increased to $50 -75 million range.

Background

We have two broad technology segments that provide advanced engineered solutions to meet the pollution control, efficiency improvement and operational optimization needs of energy-related facilities worldwide. They are as follows:

Air Pollution Control Technologies

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas or coal from boilers, incinerators, furnaces and other stationary combustion sources. These include SCR systems, NOxOUT and HERT™ SNCR systems. Our SCR systems can also include AIG, and GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions. We distribute our products through our direct sales force and third-party sales agents.

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

The key market dynamic for both technology segments is the continued use of fossil fuels, especially coal, as the principal fuel source for global electricity production. In 2023, coal accounted for approximately 14% of all U.S. electricity generation and roughly 36% of global electricity generation.  Major coal consumers include China, the U.S. and India.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), which require us to make estimates and assumptions. We believe that our accounting policies (see Note 1 to the consolidated financial statements), involve a higher degree of judgment, estimates and assumptions and are deemed critical. We routinely discuss our critical accounting policies with the Audit Committee of the Board of Directors.

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

Fuel Tech has installed over 1,300 units with APC technology and normally provides performance guarantees to our customers based on the operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

As of December 31, 2023 and 2022, we had no construction contracts in progress that were identified as a loss contract.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2023, 2022, and 2021 contract assets for APC technology projects were approximately $2,285 and $3,082, and $1,277, respectively, and are included in accounts receivable on the consolidated balance sheets. There were no contract assets for the FUEL CHEM technology segment as of December 31, 2023, 2022, and 2021.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $1,279, $372, and $390 at December 31, 2023, 2022, and 2021, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Allowance for Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Company adopted these ASUs on January 1, 2023 and began using our expected credit loss model to calculate the allowance. The allowance for credit losses is management’s best estimate of the amount of credit losses in accounts receivable. The allowance for credit losses balance can be impacted by unforeseen collectability issues. In order to control and monitor the credit risk associated with our customer base, we review the credit worthiness of customers on a recurring basis. Factors influencing the level of scrutiny include the level of business the customer has with us, the customer’s payment history and the customer’s financial stability. Receivables are considered past due if payment is not received by the date agreed upon with the customer, which is normally 30 days after invoice. Representatives of our management team review all past due accounts on a monthly or as-needed basis to assess collectability. At the end of each reporting period, the allowance for credit losses balance is reviewed relative to management’s expected credit loss model and is adjusted if deemed necessary through a corresponding charge or credit to bad debt expense, which is included in selling, general, and administrative expenses in the consolidated statements of operations. Bad debt write-offs are made when management believes it is probable a receivable will not be recovered.

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

Fuel Tech performed its annual goodwill impairment analysis for its FUEL CHEM reporting unit as of October 1, 2023 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when either estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount or the determined fair value is less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and the remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected fair value. Due to the existence of impairment indicators, we performed a more detailed analysis of potential long-lived and intangible asset impairment in the APC technology asset group during the fourth quarter of 2023 and determined no impairment exists. There was no impairment recorded during 2023.

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

Valuation Allowance for Deferred Income Taxes

Deferred tax assets represent deductible temporary differences and net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized. At the end of each reporting period, management reviews the realizability of the deferred tax assets. As part of this review, we consider if there are taxable temporary differences that could generate taxable income in the future, if there is the ability to carry back the net operating losses or credits, if there is a projection of future taxable income, and if there are any tax planning strategies that can be readily implemented. As required by ASC 740 "Income Taxes", a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment resulted in a valuation allowance on our deferred tax assets of $15,699 and $15,627 at December 31, 2023 and 2022, respectively.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides guidance for additional disclosures around segment reporting. The standard will become effective for annual periods beginning on January 1, 2024 for Fuel Tech and for interim periods thereafter. Application of the amendments is retrospective. The Company is reviewing the impact of this new pronouncement and expects to incorporate the additional disclosures in the Segment note when the ASU is adopted.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides guidance for additional disclosures around the tax rate reconciliation and other tax disclosures. The standard will become effective for annual periods beginning on January 1, 2025 for Fuel Tech. Application of the amendments should be applied prospectively but retrospective application is permitted. The Company is reviewing the impact of this new pronouncement and expects to incorporate the additional disclosures in the Tax note when the ASU is adopted.

2023 versus 2022

Highlights for the year ended December 31, 2023, compared to 2022:

	For the years ended December 31,
	2023	2022	Change
Revenues	$27,081	$26,941	$140
Costs and expenses:
Cost of sales	15,425	15,298	127
Selling, general and administrative	12,803	12,275	528
Research and development	1,511	895	616
Total costs and expenses	29,739	28,468	1,271
Operating loss	(2,658)	(1,527)	(1,131)
Interest expense	(21)	(17)	(4)
Interest income	1,300	202	1,098
Other expense, net	(90)	(46)	(44)
Loss before income taxes	(1,469)	(1,388)	(81)
Income tax expense	(69)	(54)	(15)
Net loss	$(1,538)	$(1,442)	$(96)

Revenues

Revenues for the years ended December 31, 2023 and 2022 were $27,081 and $26,941, respectively. The year-over-year increase of $140 or 1%, was driven by the increase in revenue in our APC technology segment in our U.S. operations, partially offset by a decrease in our FUEL CHEM technology segment. Our U.S. revenues increased by $751, or 4%, from $20,311 in 2022 to $21,062 in 2023, and our international revenues decreased by $611, or 9%, from $6,630 in 2022 to $6,019 in 2023.

Revenues for the APC technology segment were $13,483 for the year ended December 31, 2023, an increase of $2,886, or 27%, versus fiscal 2022. The increase in APC revenue for the twelve-month period ending December 31, 2023 in comparison to the prior year amount was principally related to the timing of project execution and new APC orders. Consolidated APC backlog was $7,458 and $8,245 at December 31, 2023 and 2022, respectively. Our backlog at December 31, 2023 consists of U.S. domestic projects totaling $6,878 and international projects totaling $580.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2023 were $13,598, a decrease of $2,746, or 17%, versus fiscal 2022. The decrease in FUEL CHEM revenue was due to dispatch/demand and unforeseen plant outages. We remain focused on attracting new customers in our FUEL CHEM business, for both coal and non-coal applications. Our ability to attract new coal customers continues to be affected by the electric demand market and fuel switching as a result of low natural gas prices.

Cost of sales and gross margin

Consolidated cost of sales for the years ended December 31, 2023 and 2022 were $15,425 and $15,298, respectively. Consolidated gross margin percentages for the years ended December 31, 2023 and 2022 were 43% and 43%, respectively. The gross margins for the APC technology segment increased to 38% in 2023 from 35% in 2022. The overall increase in gross margin in the APC technology segment is primarily due to product and project mix. Gross margin percentage for the FUEL CHEM technology segment decreased to 48% from 49% for the years ended December 31, 2023 and 2022.

Selling, general and administrative

Selling, general and administrative expenses for the years ended December 31, 2023 and 2022 were $12,803 and $12,275, respectively. The increase of $528, or 4%, is attributed to the following:

•	An increase in employee related costs of $604
•	An increase in travel expense of $45
•	An increase in professional services of $44
•	A decrease in office and administrative costs relating to our foreign subsidiaries of $129
•	A decrease in other administrative costs of $36

Depreciation and Amortization

Depreciation and amortization are calculated using the straight-line method and included in selling, general and administrative expense. For the years ended December 31, 2023 and 2022, the Company recorded depreciation of $281 and $352 and amortization of $61 and $88, respectively.

Research and development

Research and development expenses were $1,511 and $895 for the years ended December 31, 2023 and 2022, respectively. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This increase was mainly attributed to water treatment technologies and more specifically, our DGI® Dissolved Gas Infusion Systems, an innovative alternative to current gas transfer and chemical replacement technologies. This infusion process has a variety of applications in the water and wastewater segments, including irrigation, treatment of natural waters, supply of oxygen for biological remediation, wastewater odor management, pH adjustment, re-carbonization, etc. DGI® technology benefits include improved treatment performance and reduced treatment time, and the potential for reduced energy consumption, along with lower installation and operating costs. Third party validation testing of the efficiency of transferring oxygen to a treatment basin has been completed and results have been published.

Interest income

Interest income was $1,300 for the year ended December 31, 2023 compared to $202 for the same period in 2022. Interest income increased due to the interest income on the held-to-maturity (HTM) debt securities and money market funds.

Other Expense, net

Other expense, net was $90 for the year ended December 31, 2023 compared to Other expense, net of $46 for the same period in 2022. The change of $44 is due primarily to an increase in bank fees associated with our standby letters of credit.

Income tax benefit expense

For the year ended December 31, 2023, we recorded an income tax expense of $69 on pre-tax loss of $1,469. Our effective tax rates were (-4.7% and (3.9)% for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2022, we recorded an income tax expense of $54 on pre-tax income of $1,388. The effective tax rate for the year ended December 31, 2023 differed from the federal statutory rate of 21% as a result of establishing a deferred tax liability associated with a certain book-to-tax timing difference.

Liquidity and Sources of Capital

At December 31, 2023, we had cash and cash equivalents of $17,578 (which includes $5,083 of cash equivalents) and working capital of $32,633 versus cash and cash equivalents of $23,328 (which includes $10,768 of cash equivalents) and working capital of $31,059 at December 31, 2022. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities provided cash of $696 for the year ended December 31, 2023, primarily due to a decrease in accounts receivable balances of $1,039, an increase in accrued liabilities and other non-current liabilities of $1,239, partially offset by an increase in accounts payable balances of $295 and adjustments for non-cash items from our net loss from continuing operations for interest income on held-to-maturity securities of $433, depreciation and amortization of $342 and stock compensation expense of $389.

Operating activities used cash of $4,139 for the year ended December 31, 2022, primarily due to an increase in accounts receivable balances of $4,448, an increase in prepaid expenses and other assets of $314, and an adjustment for non-cash items from our net loss from continuing operations for the provision for credit losses of $106, partially offset by increases in accounts payable balances of $1,159 and accrued liabilities and other non-current liabilities of $360, and adjustments for non-cash items from our net loss from continuing operations for depreciation and amortization of $440 and stock compensation expense of $224.

Investing activities used cash of $6,444 and $9,483 for the years ended December 31, 2023 and 2022, respectively. Investing activities for the years ended December 31, 2023 and 2022 primarily consisted of purchases of HTM debt securities as investments of $14,026 and $9,777, respectively, and the purchases of equipment and patent related costs and of $418 and $206, respectively. Investing activities for the years ended December 31, 2023 and 2022 were partially funded by the maturities of debt securities of $8,000 and $500, respectively.

Financing activities provided $42 and used $17 of cash for the years ended December 31, 2023 and 2022. In 2023, the financing activity was related to proceeds from the exercise of stock options. In 2022, financing activities were related to taxes paid on behalf of the equity award participants on the vesting of restricted stock units.

We continue to monitor our liquidity needs and in response to our recent periods of net losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. We have evaluated our ongoing business needs, and considered the cash requirements of our base business of Air Pollution Control and FUEL CHEM. This evaluation included consideration of the following customer and revenue trends in our APC and FUEL CHEM business segments current operating structure and expenditure levels, and other research and development initiatives.  Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and FUEL CHEM businesses. We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

We expect capital expenditures in 2024 for the DGI business, maintenance of field equipment, computer and systems, and general office equipment. We expect to fund our capital expenditures with cash from operations or cash on hand.

In June 2022, the Board of Directors approved an investment plan that would hold $10,000 in funds at BMO Harris Bank (BMO Harris) to be invested in held-to-maturity debt securities of United States (US) Treasuries, including Notes, Bonds, and Bills, or US Government Agency securities. In December 2022, the Board of Directors approved an additional investment of $10,000. The funds are held in money market funds until they are invested in those securities. The investments would be structured to create a maturity “ladder” where the proceeds from maturities are re-invested to maintain a balance of short- and long-term investments based on the expected business needs. Maturities will be between three and thirty-six months. This strategy allows the Company to provide returns on excess cash, while managing liquidity and minimizing exposure to interest rate fluctuations.

On June 30, 2022, the Company entered into the Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit, which replaces the Cash Collateral Security agreement with BMO Harris Bank, N.A. (the Former Collateral agreement). The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At December 31, 2023, the Company had outstanding standby letters of credit totaling approximately $904 under the Investment Collateral Security agreement. At December 31, 2023, the investments held as collateral totaled $1,356. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The outstanding standby letters of credit mature as follows:

	Total	2024	2025	2026	Thereafter
Standby letters of credit and bank guarantees	$904	$769	$135	$—	$—
Total	$904	$769	$135	$—	$—

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

We are also exposed to changes in interest rates primarily due to our debt arrangement (refer to Note 11 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the year ended December 31, 2023.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Fuel Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The Company performed its impairment analysis as of October 1, 2023. As part of the impairment assessment, the Company’s management determined that the fair value of the FUEL CHEM reporting unit exceeded its carrying value. As a result, no impairment charge was recorded in the consolidated statement of operations for the year ended December 31, 2023. Key financial assumptions used to determine the discounted cash flows of the reporting unit were developed by management.

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

Our audit procedures related to revenue growth rates, operating margins, and the discount rate used to evaluate the Company’s FUEL CHEM reporting unit for impairment included the following, among others:

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

Our audit procedures related to the evaluation of management’s estimation of revenue recognized include the following, among others:

●	We evaluated management’s ability to accurately forecast project costs by comparing management’s prior forecasts of estimated costs to actual results.

●	We evaluated management’s ability to accurately forecast project costs by comparing a sample of budgeted project costs to source information and obtaining an understanding of how the budget was prepared.

●	We selected a sample of customer contracts and evaluated management’s calculation of revenue recognized over time by performing the following procedures:

–	Evaluating whether contract terms that may affect revenue recognition were identified and properly considered and performance obligations were appropriately identified.

–	Obtaining and reviewing contracts with customers, including change orders to evaluate whether the transaction price was appropriately identified.

–	Testing management’s revenue recognition calculation model for mathematical accuracy.

–	Assessing the validity of data used in the model for completeness and accuracy by agreeing, on a sample basis, key data inputs to source documents, including job costing reports and project budgets.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Chicago, Illinois
March 11, 2024

Fuel Tech, Inc.

Consolidated Balance Sheets

(in thousands of dollars, except share and per-share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$17,578	$23,328
Short-term investments	12,136	2,981
Accounts receivable, less current expected credit loss of $111 and $110, respectively	6,729	7,729
Inventories, net	439	392
Prepaid expenses and other current assets	1,439	1,395
Total current assets	38,321	35,825
Property and equipment, net	4,539	4,435
Goodwill	2,116	2,116
Other intangible assets, net	358	397
Right-of-use operating lease assets	609	197
Long-term investments	3,664	6,360
Other assets	781	794
Total assets	$50,388	$50,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,421	$2,710
Accrued liabilities:
Operating lease liabilities - current	81	125
Employee compensation	1,252	1,105
Other accrued liabilities	1,934	826
Total current liabilities	5,688	4,766
Operating lease liabilities - non-current	533	66
Deferred income taxes	172	177
Other liabilities	281	274
Total liabilities	6,674	5,283
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,361,303 and 31,272,303 shares issued, and 30,385,297 and 30,296,297 shares outstanding in 2023 and 2022, respectively	313	313
Additional paid-in capital	164,853	164,422
Accumulated deficit	(117,529)	(115,991)
Accumulated other comprehensive loss	(1,748)	(1,728)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost (Note 5)	(2,251)	(2,251)
Total stockholders’ equity	43,714	44,841
Total liabilities and stockholders’ equity	$50,388	$50,124

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Operations

(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2023	2022
Revenues	$27,081	$26,941
Costs and expenses:
Cost of sales	15,425	15,298
Selling, general and administrative	12,803	12,275
Research and development	1,511	895
Total costs and expenses	29,739	28,468
Operating loss	(2,658)	(1,527)
Interest expense	(21)	(17)
Interest income	1,300	202
Other expense, net	(90)	(46)
Loss before income taxes	(1,469)	(1,388)
Income tax expense	(69)	(54)
Net loss	$(1,538)	$(1,442)
Net loss per common share:
Basic net loss per common share	$(0.05)	$(0.05)
Diluted net loss per common share	$(0.05)	$(0.05)
Weighted-average number of common shares outstanding:
Basic	30,348,000	30,289,000
Diluted	30,348,000	30,289,000

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands of dollars)

	For the years ended December 31,
	2023	2022
Net loss	$(1,538)	$(1,442)
Other comprehensive loss:
Foreign currency translation adjustments	(20)	(124)
Total other comprehensive loss	(20)	(124)
Comprehensive loss	$(1,558)	$(1,566)

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Nil Coupon Perpetual Loan	Treasury
	Shares	Amount	Capital	Deficit	Loss	Notes	Stock	Total
Balance at December 31, 2021	30,264	312	164,199	(114,549)	(1,604)	76	(2,234)	$46,200
Net loss	—	—	—	(1,442)	—	—	—	(1,442)
Foreign currency translation adjustments	—	—	—	—	(124)	—	—	(124)
Stock compensation expense	—	—	224	—	—	—	—	224
Common stock issued upon vesting of restricted stock units	45	1	(1)	—	—	—	—	—
Treasury shares withheld	(13)	—	—	—	—	—	(17)	(17)
Balance at December 31, 2022	30,296	313	164,422	(115,991)	(1,728)	76	(2,251)	$44,841
Net loss	—	—	—	(1,538)	—	—	—	(1,538)
Foreign currency translation adjustments	—	—	—	—	(20)	—	—	(20)
Stock compensation expense	—	—	389	—	—	—	—	389
Exercise of stock options	44	—	42	—	—	—	—	42
Common shares issued upon vesting of restricted stock units	45	—	—	—	—	—	—	—
Balance at December 31, 2023	30,385	$313	$164,853	$(117,529)	$(1,748)	$76	$(2,251)	$43,714

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Cash Flows

(in thousands of dollars)

	For the years ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(1,538)	$(1,442)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	281	352
Amortization	61	88
Loss on sale of equipment	10	—
Non-cash interest income on held-to-maturity securities	(433)	(5)
Provision for credit losses, net of recoveries	—	(106)
Deferred income taxes	(5)	38
Stock-based compensation, net of forfeitures	389	224
Changes in operating assets and liabilities:
Accounts receivable	1,039	(4,448)
Inventories	(46)	(45)
Prepaid expenses, other current assets and other non-current assets	(6)	(314)
Accounts payable	(295)	1,159
Accrued liabilities and other non-current liabilities	1,239	360
Net cash provided by (used in) operating activities	696	(4,139)

INVESTING ACTIVITIES
Purchases of equipment and patents	(418)	(206)
Purchases of debt securities	(14,026)	(9,777)
Maturities of debt securities	8,000	500
Net cash used in investing activities	(6,444)	(9,483)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	42	—
Taxes paid on behalf of equity award participants	—	(17)
Net cash provided by (used in) financing activities	42	(17)
Effect of exchange rate fluctuations on cash	(44)	(87)
Net decrease in cash and cash equivalents	(5,750)	(13,726)
Cash and cash equivalents at beginning of period	23,328	37,054
Cash and cash equivalents at end of period	$17,578	$23,328

Supplemental Cash Flow Information:
Cash paid for:
Cash income taxes paid, net	$12	$14

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

International revenues were $6,019 and $6,630 for the years ended December 31, 2023 and 2022, respectively. These amounts represented 22% and 25% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. We have foreign offices in Beijing, China and Gallarate, Italy.

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

Geopolitical and Unexpected Events

Management cannot predict the full impact of geopolitical and unexpected events which may impact new or existing projects and prices and availability of raw materials, energy and other materials. These events may also impact energy and regulatory policy nationally or regionally for the impacted regions. Such disruptions could have a material adverse effect on our business and financial results. The Company continues to monitor the potential impacts on the business.

Liquidity

We have experienced net losses in recent years. We continue to monitor our liquidity needs and have taken measures to reduce expenses and restructure operations, which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. As a result, we have evaluated our ongoing business needs, and considered the cash requirements of our APC and FUEL CHEM businesses. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, c) current availability of working capital, and d) support for our research and development initiatives. We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company uses estimates in accounting for, among other items, revenue recognition, allowance for credit losses, income tax provisions, excess and obsolete inventory reserve, impairment of long-lived assets, and warranty expenses. Actual results could differ from those estimates.

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

•

Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2023 and 2022.

Cash and cash equivalents

We consider all highly liquid debt investments with original maturities from the date of purchase of three months or less as cash equivalents. Cash equivalents include investments in money market funds. At December 31, 2023, we had cash on hand of approximately $601 at our Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China. Cash on hand at our Italy subsidiary totaled approximately $821 at December 31, 2023. Cash on hand at our Chilean subsidiary totaled approximately $200 at December 31, 2023.

The following table provides a reconciliation of cash and cash equivalents reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2023	December 31, 2022
Cash	$12,495	$12,560
Cash equivalents	5,083	10,768
Total cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$17,578	$23,328

Investments

In June 2022, the Board of Directors approved a plan to invest up to $10,000 of excess capital in debt securities, or held in money market funds until such investments can be made, with BMO Harris Bank N.A (BMO Harris). In December 2022, the Board of Directors approved an additional transfer of $10,000 of excess capital into the investment account. A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 11). At December 31, 2023, the amount of funds collateralized under the Investment Collateral Security agreement is $1,356 relating to existing standby letters of credit that is comprised of $904 with varying maturity dates and expire no later than November 30, 2025.

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

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities:

	December 31,
	2023	2022
Held-to-maturity debt securities:
Amortized cost	$15,800	$9,341
Gross unrecognized gains	—	—
Gross unrecognized losses	(86)	(168)
Fair value	$15,714	$9,173

The following table provides the amortized cost and fair value of debt securities by maturities at December 31, 2023:

	Amortized Cost	Fair Value
Within one year	$12,136	$12,056
After one year through two years	3,664	3,658
Total	$15,800	$15,714

Foreign Currency Risk Management

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

Accounts Receivable

Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes contract assets, billings occurring subsequent to revenue recognition under Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers. At December 31, 2023 and 2022, unbilled receivables were approximately $2,285 and $3,082, respectively. Refer to Note 2 for further detail.

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

The allowance for credit losses is our management's best estimate of the amount of credit losses in accounts receivable. At the end of each reporting period, the allowance for credit losses balance is reviewed relative to management’s assessment and is adjusted if deemed necessary. Bad debt write-offs are made when management believes it is probable a receivable will not be recovered. The table below sets forth the components of the Allowance for Credit Losses for the years ended December 31.

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2022	$223	$(19)	$(94)	$110
2023	$110	$24	$(23)	$111

Prepaid expenses and other current assets

Prepaid expenses and other current assets are short-term commitments of typically three to six months for future payments and can be redeemed at a discount or applied to future vendor payments.

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At December 31, 2023 and 2022, inventory included equipment constructed for resale of$207 and $207, respectively, and spare parts, net of reserves of $232 and $185, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as other assets was $618 and $634 as of December 31, 2023 and 2022, respectively.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2022	$927	$—	$—	$927
2023	$927	$(56)	$(258)	$613

Foreign Currency Translation and Transactions

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net loss. The resulting translation adjustments are included in stockholders’ equity as part of accumulated other comprehensive loss.

Accumulated Other Comprehensive Loss

	December 31,
	2023	2022
Foreign currency translation
Balance at beginning of period	$(1,728)	$(1,604)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(20)	(124)
Balance at end of period	$(1,748)	$(1,728)
Total accumulated other comprehensive loss	$(1,748)	$(1,728)

(1)	In all periods presented, there were no tax impacts related to functional currency translation adjustments.

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

Goodwill

Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill of our reporting units is assigned upon acquisition after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. We have two reporting units for goodwill evaluation purposes: the FUEL CHEM technology reporting unit and the APC technology reporting unit. There is no goodwill associated with our APC technology reporting unit. The entire goodwill balance of $2,116 was allocated to the FUEL CHEM technology reporting unit as of December 31, 2023 and 2022.

Goodwill is tested for impairment at least annually as of the first day of our fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of our reporting units to their carrying values. We use a discounted cash flow (DCF) model to determine the current fair value of our FUEL CHEM reporting unit. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. Fuel Tech performed its annual goodwill impairment analysis as of October 1, 2023 and determined that no impairment of goodwill existed. The Company did not recognize a charge for goodwill impairment for the periods ended December 31, 2023 and 2022.

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

During the years ended December 31, 2023 and 2022, Fuel Tech recorded no patent or trademark abandonment charges.

Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. The third-party costs capitalized as patent costs during the years ended December 31, 2023 and 2022 were $28 and $37, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.

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

Amortization expense from continuing operations for intangible assets was $61 and $88 for the years ended December 31, 2023 and 2022, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2023 and 2022, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2023			2022
Description of Other Intangibles	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent assets	1 - 20	826	(468)	358	803	(406)	397
Total		$826	$(468)	$358	$803	$(406)	$397

The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2024	$54
2025	33
2026	32
2027	32
2028	32
Thereafter	175
Total	$358

Property and Equipment

Property and equipment is stated at historical cost and does not include capital in process expenditures yet to be capitalized. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $281 and $352 for the years ended December 31, 2023 and 2022, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2023 and 2022, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life (years)	2023	2022
Land		$1,050	$1,050
Building	39	3,950	3,950
Building and leasehold improvements	3 - 39	2,655	2,626
Field equipment	3 - 4	12,100	11,882
Computer equipment and software	2 - 3	2,049	2,117
Furniture and fixtures	3 - 10	1,307	1,306
Vehicles	5	32	32
Construction in process		99	29
Total cost		23,242	22,992
Less accumulated depreciation		(18,703)	(18,557)
Total net book value		$4,539	$4,435

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

Fuel Tech normally provides performance guarantees to our customers based on the operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

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

Stock-Based Compensation

Our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), was adopted in May 2014 and allows for awards to be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,884,076 shares that may be issued or reserved for awards to participants under the Incentive Plan as of December 31, 2023. Based on the existing issued or reserved awards in Incentive Plan, there are 645,650 shares available to be used for future awards to participants in the Incentive Plan as of December 31, 2023.

Defined Contribution Plan

We have a retirement savings plan available for all our U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by the employees with additional contributions made at the discretion of the Board of Directors. Costs related to this plan were $233 and $200 in 2023 and 2022, respectively.

Basic and Diluted Earnings per Common Share

Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes (see Note 6). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. At December 31, 2023 and 2022, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss. At December 31, 2023 and 2022, we had weighted-average outstanding equity awards of 390,900 and 763,800, respectively, and 2,850,000 warrants in both periods, which were antidilutive or represent out-of-the-money options for the purpose of calculation of the diluted earnings per share. As of December 31, 2023 and 2022, 246,500 and 42,600 incremental equity awards were antidilutive because of the net loss in the year then ended, respectively. These equity awards could potentially dilute basic EPS in future years.

The table below sets forth the weighted-average shares used at December 31 in calculating earnings (loss) per share:

	2023	2022
Basic weighted-average shares	30,348,000	30,289,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested restricted stock units	—	—
Diluted weighted-average shares	30,348,000	30,289,000

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

For the year ended December 31, 2023, we had two customers which individually represented greater than 10% of revenues. These two customers contributed revenues to the FUEL CHEM technology segment. In total these two customers represented 36% of consolidated revenues. We had no customer that accounted for greater than 10% of our current assets as of December 31, 2023.

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

Our FUEL CHEM technology segment is dependent, in part, upon a supply of magnesium hydroxide. Any adverse changes in the availability of this chemical will likely have an adverse impact on ongoing operation of our FUEL CHEM programs. Our supplier of magnesium hydroxide, Martin Marietta Magnesia Specialties, LLC (MMMS) assures the continuance of a stable supply from MMMS of magnesium hydroxide products for our requirements in the U.S. and Canada. MMMS supplies us with magnesium hydroxide products manufactured pursuant to our specifications and we have agreed to purchase from MMMS, and MMMS has agreed to supply, 100% of our requirements for such magnesium hydroxide products for our customers who purchase such products for delivery in the U.S. and Canada. There can be no assurance that we will be able to obtain a stable source of magnesium hydroxide in markets outside the U.S.

Treasury Stock

We use the cost method to account for common stock repurchases. During the years ended December 31, 2023 and 2022, we withheld 0 and 12,497 shares of our common stock, valued at approximately $0 and $17, respectively, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. Refer to Note 5, “Treasury Stock,” for further discussion.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023- 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides guidance for additional disclosures around segment reporting. The standard will become effective for annual periods beginning on January 1, 2024 for Fuel Tech and for interim periods thereafter. Application of the amendments is retrospective. The Company is reviewing the impact of this new pronouncement and expects to incorporate the additional disclosures in the Segment note when the ASU is adopted.

In December 2023, the FASB issued ASU 2023- 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides guidance for additional disclosures around the tax rate reconciliation and other tax disclosures. The standard will become effective for annual periods beginning on January 1, 2025 for Fuel Tech. Application of the amendments should be applied prospectively but retrospective application is permitted. The Company is reviewing the impact of this new pronouncement and expects to incorporate the additional disclosures in the Tax note when the ASU is adopted.

2.     REVENUE RECOGNITION

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Twelve Months Ended December 31,
	2023	2022
Air Pollution Control
Technology solutions	$9,497	$7,935
Spare parts	2,239	911
Ancillary revenue	1,747	1,751
Total Air Pollution Control technology	13,483	10,597
FUEL CHEM
FUEL CHEM technology solutions	13,598	16,344
Total Revenues	$27,081	$26,941

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Twelve Months Ended December 31,
	2023	2022
United States	$21,062	$20,311
Foreign Revenues
Americas	577	213
Europe	3,064	2,888
Asia	2,378	3,529
Total Foreign Revenues	6,019	6,630
Total Revenues	$27,081	$26,941

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Twelve Months Ended December 31,
	2023	2022
Products transferred at a point in time	$17,584	$18,849
Products and services transferred over time	9,497	8,092
Total Revenues	$27,081	$26,941

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. In our APC technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For the FUEL CHEM technology segment, deliveries made in the current period but billed in subsequent periods are also considered contract assets. These assets are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2023, 2022, and 2021 contract assets for APC technology projects were approximately $2,285, $3,082, and $1,277, respectively, and are included in accounts receivable on the consolidated balance sheets. There were no contract assets for the FUEL CHEM technology segment as of  December 31, 2023, 2022, and 2021.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $1,279, $372, and $390 at December 31, 2023, 2022, and 2021, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the year ended  December 31, 2023, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $368 and $384 for the years ended December 31, 2023 and 2022, respectively, which represented primarily revenue from progress toward completion of our APC technology contracts.

As of December 31, 2023 and 2022 we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of APC technology booked orders for which work has not been performed. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $7,458. The Company expects to recognize revenue on approximately $7,389 of the remaining performance obligations over the next 12 months.

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

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	December 31, 2023	December 31, 2022
Trade receivables	$4,300	$4,605
Unbilled receivables	2,285	3,082
Other short-term receivables	255	152
Allowance for credit losses	(111)	(110)
Total accounts receivable	$6,729	$7,729

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (IRA) of 2022, which, among other things, imposes a new 15% corporate Alternative Minimum Tax (AMT) based on audited financial statement income ("AFSI") applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury in late December 2022, the Company was not subject to the AMT in 2023. Further, the Company believes that it is more likely than not it will not be subject to the AMT beginning 2024. The Company continues to evaluate the impacts of the Inflation Reduction Act of 2022 but does not expect this legislation to have a material impact on the Company's financial statements.

For tax years beginning before January 1, 2022, taxpayers can make an election with respect to research and experimental (R&E) expenditures incurred in connection with a trade or business to either currently deduct or defer and amortize such expenditures over a period of not less than 60 months. However, the Tax Cuts and Jobs Act of 2017 (TCJA) requires taxpayers to capitalize R&E expenditures effective for taxable years beginning after December 31, 2021. R&E expenditures attributable to US-based research must be amortized over a period of 5 years and R&E expenditures attributable to research conducted outside of the US must be amortized over a period of 15 years. Further, the statute provides that the definition of R&E expenditures includes amounts paid or incurred in connection with the development of any software.  The Company has recorded a deferred tax asset of $1,053 related to research and experimental expenditures for the year ending December 31, 2023.

The U.S. Tax Cuts and Jobs Act of 2017, or the Tax Act, imposed a mandatory transition tax on accumulated foreign earnings as of December 31, 2017 and created a new territorial tax system in which we recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the years ended December 31, 2023 and 2022, we incurred income tax expense under the global intangible low-taxed income, or GILTI, provisions and have treated it as a component of income tax expense in the period incurred.

The components of loss before taxes for the years ended December 31 are as follows:

Origin of (loss) income before taxes	2023	2022
United States	$(1,772)	$(1,262)
Foreign	303	(126)
Loss before income taxes	$(1,469)	$(1,388)

Significant components of income tax benefit (expense) for the years ended December 31 are as follows:

	2023	2022
Current:
Federal	$—	$—
State	(19)	(6)
Foreign	(55)	(10)
Total current	(74)	(16)
Deferred:
Federal	2	(19)
State	3	(19)
Total deferred	5	(38)
Income tax expense	$(69)	$(54)

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2023	2022
Provision at the U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	4.7%	3.1%
Foreign tax rate differential	(0.6)%	0.4%
Valuation allowance	(4.9)%	(48.8)%
Chile outside basis differential	—%	0.4%
Italy IRES/IREP	(3.8)%	—%
Accrual to return	(5.8)%	3.1%
Research and development credit	5.4%	5.9%
State rate change	(1.4)%	9.5%
Share based compensation	(6.7)%	3.3%
Other Deferred true up	(6.6)%	—%
Global Intangible Low-Taxed Income (GILTI) inclusion	(4.4)%	—%
Other	(1.7)%	(1.8)%
Income tax (expense) benefit effective rate	(4.8)%	(3.9)%

The deferred tax assets and liabilities at December 31 are as follows:

	2023	2022
Deferred tax assets:
Stock compensation expense	$250	$272
Goodwill	—	182
Royalty accruals	10	10
Bad debt allowance	52	53
Net operating loss carryforwards	12,048	12,158
Credit carry-forwards	1,134	1,058
Inventory reserve	153	233
Depreciation	548	585
Research and Development Costs	1,053	528
Other	606	471
Total deferred tax assets	15,854	15,550
Deferred tax liabilities:
Goodwill	(238)	—
Intangible assets	(89)	(100)
Total deferred tax liabilities	(327)	(100)
Net deferred tax asset before valuation allowance	15,527	15,450
Valuation allowances for deferred tax assets	(15,699)	(15,627)
Net deferred tax liability	$(172)	$(177)

The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2022	$14,950	677	—	$15,627
2023	$15,627	72	—	$15,699

For the years ended December 31, 2023 and 2022, there were $42 and $0 exercises of stock options, respectively.

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

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

Year	Balance at January 1	Change in positions taken in a current period	Balance at December 31
2022	$265	28	$293
2023	$293	33	$326

We recognize interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. There were no interest and penalties recognized in income tax expense during the years ended December 31, 2023 and 2022. There were no unrecognized tax benefits as of December 31, 2023 and 2022. There is unrecognized tax benefit of $326 and $293 for the years ended December 31, 2023 and 2022, respectively, that would impact the future effective tax rate, if recognized.  We believe the unrecognized tax benefit will change in the next twelve months, either due to the generation or utilization of research and development credits.  We are unable to estimate the amount of change.  Tax years December 31, 2014 through December 31, 2023 remain open to assessment related to the unrecognized tax benefit.

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

As required by ASC 740, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We have approximately $27,953 of U.S. net operating loss carryforwards available to offset future U.S. taxable income as of December 31, 2023.  The net operating loss carry-forwards related to tax losses generated in years ending December 31, 2018 and before in the U.S. totaling $10,733 begin to expire in 2036.  Further, we have tax loss carry-forwards of approximately $6,373 available to offset future foreign income in Italy as of December 31, 2023. We have recorded a full valuation allowance against the deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to utilize the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated in prior years in Italy. Finally, we have tax loss carry-forwards of approximately $13,735 available to offset future foreign income in China as of December 31, 2023.

As of December 31, 2019, the investment in Fuel Tech S.p.A (Chile) was no longer considered to be indefinite and a provision for deferred U.S. income taxes was recorded. As of December 31, 2022, the provision for deferred U.S. income taxes related to the Fuel Tech S.p.A (Chile) investment was $151. As of December 31, 2023, Fuel Tech S.p.A (Chile) was still included in continuing operations. As a result an additional ($2) was recorded, adjusting the total consideration to $149. The deferred income taxes associated with this investment are offset by a valuation allowance of ($149).

4.     COMMON STOCK

At December 31, 2023 and 2022, respectively, we had 31,361,303 and 31,272,303 shares of common stock issued and 30,385,297 and 30,296,297 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 6). As of December 31, 2023, we had 5,600,676 shares reserved for issuance upon the exercise or vesting of equity awards, of which 270,500 are stock options that are currently exercisable (see Note 8).

5.     TREASURY STOCK

Common stock held in treasury totaled 976,006 and 976,006 with a cost of $2,251 and $2,251 at December 31, 2023 and 2022, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the periods presented.

6.     NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

At December 31, 2023 and 2022, we had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (Loan Notes) outstanding. The Loan Notes are convertible at any time into common stock at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2023, the nil coupon loan notes were convertible into 6,715 shares of common stock. Based on our closing stock price of $1.05 at December 31, 2023, the aggregate fair value of the common stock that the holders would receive if all the loan notes were converted would be approximately $7, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of our dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheets. The notes do not hold distribution or voting rights unless and until converted into common stock.

For the years ended December 31, 2023 and 2022, there were no Loan Notes repurchased by the Company.

7. WARRANTS

On February 11, 2021, Fuel Tech entered into a securities purchase agreement to issue and sell, in a private placement, 5,000,000 shares of common stock and 2,500,000 warrants exercisable for a total of 2,500,000 shares of common stock with an exercise price of $5.10 per Warrant Share, at a purchase price of $5.1625 per Share and associated warrant. The Warrants expire on the five and one-half year anniversary of the effective date of the registration statement registering the Warrant Shares for resale.  In addition, the Company issued to the placement agent Warrants to purchase up to 350,000 shares of common stock.  The Placement Agent Warrants are exercisable at an exercise price of $6.45 per share of common stock and expire on the five and one-half year anniversary of the effective date of the registration statement registering the Shares and the Warrant Shares for resale.

The issuance of warrants to purchase shares of the Company's common stock are summarized as follows:

Shares
Outstanding as of December 31, 2022	2,850,000
Granted	—
Exercised	—
Outstanding as of December 31, 2023	2,850,000

The following table summarizes information about warrants outstanding and exercisable at December 31, 2023:

	Number	Weighted-Average
	Outstanding/	Remaining Life	Weighted-Average
Range of Exercise Price	Exercisable	in Years	Exercise Price
$5.10	2,500,000	2.62	$5.10
$6.45	350,000	2.62	$6.45
	2,850,000

8.     STOCK-BASED COMPENSATION

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,884,076 shares that may be issued or reserved for awards to participants under the Incentive Plan. At December 31, 2023, we had 645,650 equity awards available for issuance under the Incentive Plan.

We did not record any excess tax benefits within income tax expense for the years ended December 31, 2023 and 2022. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general and administrative costs in our consolidated statements of operations. The components of stock-based compensation from continuing operations for the years ended December 31, 2023 and 2022 were as follows:

	For the Year Ended December 31,
	2023	2022
Stock options and restricted stock units, net of forfeitures	$389	$224
After-tax effect of stock based compensation	$389	$224

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

There were no stock options granted during the years ended December 31, 2023 and 2022.

The following table presents a summary of our stock option activity and related information for the years ended December 31:

	2023		2022
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	384,500	$2.98	434,500	$3.05
Granted	—	—	—	—
Exercised	(44,000)	0.96	—	—
Expired or forfeited	(70,000)	3.85	(50,000)	3.55
Outstanding at end of year	270,500	$3.09	384,500	$2.98
Exercisable at end of year	270,500	$3.09	384,500	$2.98
Weighted-Average Remaining Contractual Life (years)		1.56		2.43
Aggregate Intrinsic Value		$4		$27

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $1.05 as of December 31, 2023, which would have been received by the option holders had those options holders exercised their stock options as of that date.

The following table summarizes information about stock options outstanding at December 31, 2023:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.96 - $1.27	44,000	3.9	$0.97
$1.28 - $2.01	27,000	2.4	1.58
$2.02 - $3.83	105,000	1.4	2.44
$3.84 - $5.22	94,500	0.4	5.22
	270,500	1.6	$3.09

As of and for the 12 months ended December 31, 2023, there was no non-vested stock option activity and no total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. Fuel Tech received proceeds of $42 and $0 from the exercise of stock options in the years ended December 31, 2023 and 2022., respectively.  It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements. Shares received for exercise of stock options come from newly issued shares.

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

In addition to the time vested RSUs, the Company entered into a 2023 Executive Performance RSU Award Agreement (the “2023 Agreement”) with certain officers, including its President and Chief Executive Officer, Chief Financial Officer and Senior Vice President, Sales (each a “2023 Participating Executive”) pursuant to which each 2023 Participating Executive will have the opportunity to earn a specified amount of RSUs based on Fuel Tech’s performance in 2023 and 2024. The target amount of RSUs for each of four possible RSU award components is set for each Participating Executive for 2023 and 2024. The amount, if any, of actual RSU awards to be issued is contingent on performance by the Participating Executive and the Company in the performance areas and for the measurement periods set forth in the Agreement as determined by the Company.

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

During the years ended December 31, 2023 and 2022, there were 45,000 and 45,003 restricted stock units that vested with a grant date fair value of $62 and $68, respectively. As of December 31, 2023, there was $2,807 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.7 years.

A summary of restricted stock unit activity for the years ended December 31, 2023 and 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2021	45,003	$1.51
Granted	807,048	1.32
Forfeited	(40,000)	1.32
Vested	(45,003)	1.51
Unvested restricted stock units at December 31, 2022	767,048	1.32
Granted	1,040,200	1.26
Forfeited	—	—
Vested	(45,000)	1.37
Unvested restricted stock units at December 31, 2023	1,762,248	$1.29

Deferred Directors Fees

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech common stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2023 and 2022, there was no stock-based compensation expense under the Deferred Plan.

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

As of December 31, 2023, we had outstanding bank performance guarantees and letters of credit in the amount of $904 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees and letters of credit expire in dates ranging from March 2024 through November 2025. The expiration dates may be extended if the project completion dates are extended. Our management believes it is probable that these projects will be successfully completed and that there will not be a material adverse impact on our operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.

Product Warranties

Fuel Tech issues a standard product warranty with the sale of our products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. There was no change in the warranty liability included in the Other accrued liabilities line of the Consolidated Balance Sheet in 2023 and 2022. The warranty liability balance was $159 at December 31, 2023 and 2022.

10.     LEASES

The terms of the Company’s three primary office space lease arrangements are as follows:

•	The Gallarate, Italy building lease, for approximately 1,335 square feet, runs through April 30, 2025. This facility serves as the operating headquarters for our European operations.
•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs through March 31, 2031. This facility serves as an outside warehouse facility.
•	The Overland Park, KS lease, for approximately 600 square feet, runs through October 15, 2024. This facility serves primarily as a sales office.

The Company also has three additional operating leases related to certain office equipment and company leased vehicles and one short-term lease. Our leases have remaining lease terms of 0.5 years to 7.3 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense is as follows:

	2023	2022
Operating lease cost	$188	$176
Short-term lease cost	15	29
Total lease cost	$203	$205

The weighted average remaining lease term was 6.58 years as of December 31, 2023. The weighted average discount rate was 8.00% as of December 31, 2023.

Remaining maturities of our existing lease liabilities as of December 31, 2023 were as follows:

Year Ending December 31,	Operating Leases
2024	$133
2025	113
2026	103
2027	106
2028	110
Thereafter	258
Total lease payments	$823
Less imputed interest	(209)
Total	$614

The following is the balance sheet classification of our existing lease liabilities:

	2023	2022
Operating lease liabilities - current	$81	$125
Operating lease liabilities - non-current	533	66
Total operating lease liabilities	$614	$191

Supplemental cash flow information related to leases was as follows:

	For the Twelve Months ended December 31, 2023	For the twelve months ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$150	$157
Leased assets obtained in exchange for operating lease liabilities	533	139

11.     DEBT FINANCING

On June 30, 2022, the Company entered into an Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit that replaces the former Cash Collateral agreement with BMO Harris. The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At December 31, 2023, the Company had outstanding standby letters of credit totaling approximately $904 under the Investment Collateral Security agreement. At December 31, 2023, the investments held as collateral totaled $1,356. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

12.     BUSINESS SEGMENT AND GEOGRAPHIC FINANCIAL DATA

Business Segment Financial Data

We segregate our financial results into two reportable segments representing two broad technology segments as follows:

•

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas or coal from boilers, incinerators, furnaces and other stationary combustion sources. These include NOxOUT® and HERT™ Selective Non-Catalytic Reduction systems and Selective Catalytic Reduction (SCR) systems. Our SCR systems can also include Ammonia Injection Grid, and GSG™ Graduated Straightening Grid systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

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

Information about reporting segment net sales and gross margin from continuing operations are provided below:

For the year ended December 31, 2023	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$13,483	$13,598	$—	$27,081
Cost of sales	(8,410)	(7,015)	—	(15,425)
Gross margin	5,073	6,583	—	11,656
Selling, general and administrative	—	—	(12,803)	(12,803)
Research and development	—	—	(1,511)	(1,511)
Operating income (loss) from continuing operations	$5,073	$6,583	$(14,314)	$(2,658)

For the year ended December 31, 2022	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$10,597	$16,344	$—	$26,941
Cost of sales	(6,924)	(8,374)	—	(15,298)
Gross margin	3,673	7,970	—	11,643
Selling, general and administrative	—	—	(12,275)	(12,275)
Research and development	—	—	(895)	(895)
Operating income (loss) from continuing operations	$3,673	$7,970	$(13,170)	$(1,527)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

For the years ended December 31,	2023	2022
Revenues:
United States	$21,062	$20,311
Foreign	6,019	6,630
	$27,081	$26,941

As of December 31,	2023	2022
Assets:
United States	$46,487	$47,007
Foreign	3,901	3,117
	$50,388	$50,124

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

The following table presents our revenues and net loss in China for the years ended December 31, 2023 and 2022:

	2023	2022
Total revenues	$2	$3
Net loss	(50)	(209)

The following table presents net assets in China as of   December 31, 2023 and 2022:

	2023	2022
Total assets	$846	$929
Total liabilities	67	79
Total net assets	$779	$850

Total assets primarily consist of cash and other receivables. Total liabilities consist of accounts payable and certain accrued liabilities.

The Company recorded no restructuring charges for the years ended December 31, 2023 and 2022.

14.     ACCRUED LIABILITIES

The components of other accrued liabilities are as follows:

	As of
	December 31, 2023	December 31, 2022
Contract liabilities (Note 2)	$1,279	$372
Warranty reserve (Note 9)	159	159
Deferred revenue	103	75
Accrued professional fees	101	—
Other accrued liabilities	292	220
Total other accrued liabilities	$1,934	$826

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in our definitive Proxy Statement related to the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.

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

Other information concerning our directors and executive officers and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in our Proxy Statement related to the 2024 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item will be set forth under the caption “Executive Compensation” in our definitive Proxy Statement and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2023, under which our securities were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,032,748	$3.09	645,650

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for Years Ended December 31, 2023 and 2022

Consolidated Statements of Comprehensive Loss for Years Ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3)  Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/5/2006
3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/5/2006
3.3	Amended and Restated By-Laws of Fuel Tech, Inc. dated as of May 28, 2015		8-K		3.1	6/1/2015
4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	9/30/2009	4.1	11/4/2009
4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	9/30/2009	4.2	11/4/2009
4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	9/30/2009	4.3	11/4/2009
4.4*	Fuel Tech, Inc. Incentive Plan as amended through June 3, 2004		S-8		4.1	10/2/2006
4.5*	Fuel Tech, Inc. 2014 Long-Term Incentive Plan		S-8		4.1	3/31/2014
4.6*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/2006	4.6	3/6/2007
4.7	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Non-Employee Director's Stock Option Agreement		10-Q	6/30/2014	4.2	8/11/2014
4.8*	Fuel Tech, Inc. Form of Common Stock Warrant		8-K		4.1	2/18/2021
4.9*	Fuel Tech, Inc. Form of Placement Agent Warrant		8-K		4.2	2/18/2021
4.10*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement (2014 Long-Term Incentive Plan)		10-Q	6/30/2014	4.1	8/11/2014
4.11*	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Stock Option Agreement		10-Q	3/31/2015	10.2	5/11/2015
4.12*	Form of 2023 Fuel Tech, Inc. Executive Performance RSU Agreement		8-K		99.1	5/10/2023

4.13*	Form of Change of Control Severance Agreement	8-K	99.2	5/10/2023
10.1	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.	8-K	99.1	2/7/2007
10.2*	2022 Corporate Incentive Plan of Fuel Tech, Inc		8-K		99.1	4/11/2022
10.3*	2023 Corporate Incentive Plan of Fuel Tech, Inc.		8-K		99.1	3/3/2023
10.4*	2022 Corporate Objectives Plan of Fuel Tech, Inc		8-K		99.2	4/11/2022
10.5*	2023 Corporate Objectives Plan of Fuel Tech, Inc		8-K		99.2	3/3/2023
10.6*	2022 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/14/2021
10.7*	2023 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/12/2022
10.8*	2024 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/08/2023
10.9*	2022 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/14/2021
10.10*	2023 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/12/2022
10.11*	2024 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/08/2023
10.12*	Employment Agreement dated August 31, 2009, between William E. Cummings, Jr. and Fuel Tech, Inc.		10-K	12/31/2009	10.10	3/14/2010
10.13*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.		10-K	12/31/2011	10.21	3/5/2012
10.14*	Engagement Letter, dated February 11, 2021, by and between Fuel Tech, Inc. and H.C. Wainwright & Co.		8-K		1.1	2/18/2021
10.15*	Employment Agreement, dated July 8, 1996, between Ellen T. Albrecht and Fuel Tech, Inc.		10-K		10.13	3/8/2022
10.16*	Form of Securities Purchase Agreement		8-K		10.1	2/18/2021
10.17*	Form of Registration Rights Agreement		8-K		10.2	2/18/2021
23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97*	Fuel Tech, Inc. Policy for the Recovery of Erroneously Awarded Compensation (Effective November 2, 2023)	X

101.1 INS	Inline XBRL Instance Document.

101.2 SCH	Inline XBRL Taxonomy Extension Schema Document.

101.3 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 11, 2024	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2024	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.

Date: March 11, 2024

Signature	Title

/s/ Vincent J. Arnone	President and Chief Executive Officer (Principal Executive Officer)
Vincent J. Arnone

/s/ Ellen T. Albrecht	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Ellen T. Albrecht

/s/ Douglas G. Bailey	Director
Douglas G. Bailey

/s/ Dennis L. Zeitler	Director
Dennis L. Zeitler

/s/ Sharon L. Jones	Director
Sharon L. Jones