Form 10-Q
period 2024-03-31
FUEL TECH, INC.
filed 2024-05-07
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2024

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

On April 30, 2024 there were outstanding 30,385,297 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the three-month period ended March 31, 2024

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$11,382	$17,578
Short-term investments	11,872	12,136
Accounts receivable, less current expected credit loss of $111 and $111, respectively	7,104	6,729
Inventories, net	537	439
Prepaid expenses and other current assets	1,295	1,439
Total current assets	32,190	38,321
Property and equipment, net of accumulated depreciation of $18,763 and $18,703, respectively	4,572	4,539
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $483 and $468, respectively	343	358
Right-of-use operating lease assets, net	582	609
Long-term investments	8,879	3,664
Other assets	764	781
Total assets	$49,446	$50,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,852	$2,421
Accrued liabilities:
Operating lease liabilities - current	105	81
Employee compensation	1,289	1,252
Other accrued liabilities	1,284	1,934
Total current liabilities	4,530	5,688
Operating lease liabilities - non-current	512	533
Deferred income taxes, net	172	172
Other liabilities	276	281
Total liabilities	5,490	6,674
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,361,303 and 31,361,303 shares issued, and 30,385,297 and 30,385,297 shares outstanding, respectively	313	313
Additional paid-in capital	164,957	164,853
Accumulated deficit	(117,248)	(117,529)
Accumulated other comprehensive loss	(1,891)	(1,748)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,251)	(2,251)
Total stockholders’ equity	43,956	43,714
Total liabilities and stockholders’ equity	$49,446	$50,388

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$4,957	$7,287
Costs and expenses:
Cost of sales	2,928	4,482
Selling, general and administrative	3,345	3,245
Research and development	376	218
	6,649	7,945
Operating loss	(1,692)	(658)
Interest expense	—	(5)
Interest income	311	339
Other income (expense), net	1,673	(90)
Income (loss) before income taxes	292	(414)
Income tax expense	(11)	—
Net income (loss)	$281	$(414)
Net income (loss) per common share:
Basic net income (loss) per common share	$0.01	$(0.01)
Diluted net income (loss) per common share	$0.01	$(0.01)
Weighted-average number of common shares outstanding:
Basic	30,385,000	30,296,000
Diluted	30,756,000	30,296,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$281	$(414)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(143)	86
Comprehensive income (loss)	$138	$(328)

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2023:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2022	30,296	$313	$164,422	$(115,991)	$(1,728)	$76	$(2,251)	$44,841
Net loss	—	—	—	(414)	—	—	—	(414)
Foreign currency translation adjustments	—	—	—	—	86	—	—	86
Stock compensation expense	—	—	89	—	—	—	—	89
Balance at March 31, 2023	30,296	$313	$164,511	$(116,405)	$(1,642)	$76	$(2,251)	$44,602

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2024:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2023	30,385	$313	$164,853	$(117,529)	$(1,748)	$76	$(2,251)	$43,714
Net income	—	—	—	281	—	—	—	281
Foreign currency translation adjustments	—	—	—	—	(143)	—	—	(143)
Stock compensation expense	—	—	104	—	—	—	—	104
Balance at March 31, 2024	30,385	$313	$164,957	$(117,248)	$(1,891)	$76	$(2,251)	$43,956

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities
Net income (loss)	$281	$(414)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	80	79
Amortization	16	11
Non-cash interest income on held-to-maturity securities	(9)	(95)
Stock-based compensation, net of forfeitures	104	89
Changes in operating assets and liabilities:
Accounts receivable	1,250	990
Employee retention credit receivable	(1,677)	—
Inventory	(99)	(116)
Prepaid expenses, other current assets and other non-current assets	151	51
Accounts payable	(563)	934
Accrued liabilities and other non-current liabilities	(609)	(519)
Net cash (used in) provided by operating activities	(1,075)	1,010
Investing Activities
Purchases of equipment and patents	(114)	(30)
Purchases of debt securities	(7,641)	(9,685)
Maturities of debt securities	2,750	1,000
Net cash used in investing activities	(5,005)	(8,715)
Financing Activities
Net cash provided by financing activities	—	—
Effect of exchange rate fluctuations on cash	(116)	75
Net decrease in cash and cash equivalents	(6,196)	(7,630)
Cash and cash equivalents at beginning of period	17,578	23,328
Cash and cash equivalents at end of period	$11,382	$15,698

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of Fuel Tech's financial position, cash flows, and results of operations for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2023 as filed with the Securities and Exchange Commission.

CARES Act

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable tax credit against the employer share of Social Security tax for qualifying periods in 2020 and 2021. Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria.

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1,677 as other income on the Statement of Operations and as a component of Accounts Receivable on the Balance Sheet as of March 31, 2024.

2.     Summary of Significant Accounting Policies

Investments

In 2022, the Board of Directors approved a plan to invest up to $20,000 of excess capital in debt securities, or held in money market funds until such investments can be made, with BMO Harris Bank N.A (BMO Harris). A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 10). At March 31, 2024, the amount of funds collateralized under the Investment Collateral Security agreement is $1,332 relating to existing standby letters of credit that is comprised of $1,134 with varying maturity dates that expire no later than March 31, 2025 and $198 with the latest maturity date no later than  November 30, 2025.

We consider all highly liquid debt investments with original maturities from the date of purchase of three months or less as cash equivalents. Cash equivalents include investments in money market funds. Carrying value of cash equivalents approximates fair value due to the maturities of three months or less.

Our investments in debt securities consist of United States (US) Treasury securities, including Notes, Bonds, and Bills, and US Government Agency securities, which are designated as held-to-maturity (HTM) and stated at amortized cost. The Company has the positive intent and ability to hold these investments to maturity and does not expect to sell any debt securities before maturity to settle an obligation under the Investment Collateral Security agreement. The maturities of our HTM investments range from three to thirty-six months. HTM debt investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. HTM debt investments with original maturities at the date of purchase greater than approximately three months and remaining maturities of less than one year are classified as short-term investments. HTM debt investments with remaining maturities beyond one year are classified as long-term investments. Interest income, including amortization of premium and accretion of discount, is included on the Condensed Consolidated Statements of Operations in Interest income under the effective yield method. Accrued interest is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Due to the creditworthiness of the entities issuing these securities, there is no impairment recorded related to the unrealized losses.

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities:

	As of
Held-to-maturity debt securities:	March 31, 2024	December 31, 2023
Amortized cost	$20,751	$15,800
Gross unrecognized gains	6	—
Gross unrecognized losses	(92)	(86)
Fair value	$20,665	$15,714

The following table provides the amortized cost and fair value of debt securities by maturities at March 31, 2024:

	Amortized Cost	Fair Value
Within one year	$11,872	$11,824
After one year through two years	8,879	8,841
Total	$20,751	$20,665

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At  March 31, 2024 and December 31, 2023, inventory included equipment constructed for resale of $207 and $207, respectively, and spare parts, net of reserves, of $330 and $232, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as Other assets was $607 and $618 as of  March 31, 2024 and December 31, 2023, respectively. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used.

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

For the general risk categories, the Company uses historical losses over a fixed period, excluding certain write-off activity that was not considered a credit loss event, to determine the historical credit loss. Historical loss rates are then adjusted to consider current economic conditions and past, current, and future events and circumstances when determining expected credit losses. Investments in financial assets issued by US Government and Government Agency are considered as having zero expected credit losses and are excluded from the allowance for credit loss calculation.

The following table provides the roll forward of the allowance for credit losses:

At January 1, 2023	$110
Provision charged to expense	24
(Write-offs) / Recoveries	(23)
At December 31, 2023	$111
Provision charged to expense	—
(Write-offs) / Recoveries	—
At March 31, 2024	$111

3.     Revenue

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended
	March 31,
	2024	2023
Air Pollution Control
Technology solutions	$1,664	$2,982
Spare parts	199	174
Ancillary revenue	455	403
Total Air Pollution Control technology revenues	2,318	3,559
FUEL CHEM
FUEL CHEM technology solutions	2,639	3,728
Total Revenues	$4,957	$7,287

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Three Months Ended
	March 31,
	2024	2023
United States	$3,595	$5,981
Foreign Revenues
Latin America	315	—
Europe	856	579
Asia	191	727
Total Foreign Revenues	1,362	1,306
Total Revenues	$4,957	$7,287

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended
	March 31,
	2024	2023
Products transferred at a point in time	$3,293	$4,305
Products and services transferred over time	1,664	2,982
Total Revenues	$4,957	$7,287

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In our Air Pollution Control (APC) technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For the FUEL CHEM technology segment, deliveries made in the current period but billed in subsequent periods are also considered contract assets. These assets are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. At March 31, 2024,  December 31, 2023, and December 31, 2022, contract assets for APC technology projects were approximately $1,507, $2,285, and $3,082, respectively. There were no contract assets for the FUEL CHEM technology segment as of  March 31, 2024,  December 31, 2023, and December 31, 2022.

The Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $761, $1,279, and $372 at March 31, 2024,  December 31, 2023, and December 31, 2022, respectively, and are included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Changes in the contract asset and liability balances during the three-month period ended March 31, 2024 were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $1,121 for the three months ended March 31, 2024 and $359 for the three months ended March 31, 2023, which represented primarily revenue from progress towards completion of our APC technology contracts.

As of March 31, 2024 and December 31, 2023, we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of APC technology booked orders for which work has not been performed. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $6,181. The Company expects to recognize revenue on approximately $6,019 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	March 31, 2024	December 31, 2023
Trade receivables	$3,769	$4,300
Unbilled receivables	1,507	2,285
Receivable for employee retention credit	1,677	—
Other short-term receivables	262	255
Allowance for credit losses	(111)	(111)
Total accounts receivable	$7,104	$6,729

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through March 31, 2024 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $3) and those related to subsidiary closure.

The following table presents our revenues and net loss for the three months ended March 31, 2024 and 2023 in China as follows:

	Three Months Ended
	March 31,
	2024	2023
Total revenues	$—	$—
Net loss	(13)	(20)

The following table presents net assets in China as of  March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Total assets	$824	$846
Total liabilities	74	67
Total net assets	$750	$779

Total assets primarily consist of cash and other receivables. Total liabilities consist of accounts payable and certain accrued liabilities.

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended
	March 31,
	2024	2023
Foreign currency translation
Balance at beginning of period	$(1,748)	$(1,728)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(143)	86
Total accumulated other comprehensive loss	$(1,891)	$(1,642)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 976,006 with a cost of $2,251 at March 31, 2024 and December 31, 2023. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested in a previous period.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. For the three months ended March 31, 2024, basic earnings per share has been adjusted to include dilutive options and RSU's. For the three months ended March 31, 2023, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Basic weighted-average shares	30,385,000	30,296,000
Unexercised options and unvested RSUs	371,000	—
Diluted weighted-average shares	30,756,000	30,296,000

For the three months ended March 31, 2024 and 2023, Fuel Tech had weighted-average outstanding equity awards of 263,775 and 315,400, respectively, and warrants of 2,850,000 in both periods, which were antidilutive or represent out-of-the-money options for the purpose of the calculation of diluted earnings per share. For the three months ended March 31, 2023, Fuel Tech had incremental equity awards of 266,000 that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

8.     Stock-Based Compensation

Under our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2014 Long-Term Incentive Plan (Incentive Plan), awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plan may be our directors, officers, employees, consultants, or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 5,742,376 shares that may be issued or reserved for awards to participants under the Incentive Plan. As of March 31, 2024, Fuel Tech had 1,106,450 shares available for issuance under the Incentive Plan.

We did not record any excess tax benefits within income tax expense for the three months ended March 31, 2024 and 2023. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three months ended March 31, 2024 and 2023. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023
Stock options and restricted stock units, net of forfeitures	$104	$89
After-tax effect of stock-based compensation	$104	$89

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

Stock option activity for Fuel Tech’s Incentive Plans for the three months ended March 31, 2024 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2024	270,500	$3.09
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding on March 31, 2024	270,500	$3.09	1.31	$11
Exercisable on March 31, 2024	270,500	$3.09	1.31	$11

As of March 31, 2024, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

In addition to the time vested RSUs, the Company entered into an Executive Performance RSU Award Agreement (the “Agreement”) with certain officers, including its President and Chief Executive Officer, Chief Financial Officer and Senior Vice President, Sales (each a “2024 Participating Executive”) pursuant to which each 2024 Participating Executive will have the opportunity to earn a specified amount of restricted stock units (RSUs) based on Fuel Tech’s performance in 2024. The target amount of RSUs for each of four possible RSU award components is set for each Participating Executive for 2024. The amount of actual RSU awards to be issued is contingent on performance by the Participating Executive and the Company in the performance areas and for the measurement periods set forth in the Agreement as determined by the Company.

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

At  March 31, 2024, there is $1,135 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.81 years.

A summary of restricted stock unit activity for the three months ended March 31, 2024 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2024	1,762,248	$1.29
Granted	106,000	1.10
Forfeited	(425,100)	1.26
Unvested restricted stock units at March 31, 2024	1,443,148	$1.20

The fair value of restricted stock that vested during the three-month period ended March 31, 2024 was $0.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with Accounting Standards Codification (ASC) 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the three-month periods ended March 31, 2024 and 2023, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

The following table summarizes information about warrants outstanding and exercisable at March 31, 2024:

Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	2.37	$5.10
$6.45	350,000	2.37	$6.45
	2,850,000

10.     Debt Financing

On June 30, 2022, the Company entered into an Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit that replaces the former Cash Collateral agreement with BMO Harris. The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At March 31, 2024, the Company had outstanding standby letters of credit totaling approximately $888 under the Investment Collateral Security agreement. At March 31, 2024, the investments held as collateral totaled $1,332. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Information about reporting segment net sales and gross margin from operations is provided below:

	Air Pollution	FUEL CHEM
Three months ended March 31, 2024	Control Segment	Segment	Other	Total
Revenues from external customers	$2,318	$2,639	$—	$4,957
Cost of sales	(1,428)	(1,500)	—	(2,928)
Gross margin	890	1,139	—	2,029
Selling, general and administrative	—	—	(3,345)	(3,345)
Research and development	—	—	(376)	(376)
Operating income (loss) from operations	$890	$1,139	$(3,721)	$(1,692)

	Air Pollution	FUEL CHEM
Three months ended March 31, 2023	Control Segment	Segment	Other	Total
Revenues from external customers	$3,559	$3,728	$—	$7,287
Cost of sales	(2,594)	(1,888)	—	(4,482)
Gross margin	965	1,840	—	2,805
Selling, general and administrative	—	—	(3,245)	(3,245)
Research and development	—	—	(218)	(218)
Operating income (loss) from operations	$965	$1,840	$(3,463)	$(658)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

	Three Months Ended
	March 31,
	2024	2023
Revenues:
United States	$3,595	$5,981
Foreign	1,362	1,306
	$4,957	$7,287

	March 31,	December 31,
	2024	2023
Assets:
United States	$45,744	$46,487
Foreign	3,702	3,901
	$49,446	$50,388

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	March 31, 2024	December 31, 2023
Contract liabilities (Note 3)	$761	$1,279
Warranty reserve (Note 13)	159	159
Deferred revenue	100	103
Accrued professional fees	—	101
Other accrued liabilities	264	292
Total other accrued liabilities	$1,284	$1,934

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the three months ended March 31, 2024 and 2023. The warranty liability balance was $159 at March 31, 2024 and December 31, 2023.

14.     Income Taxes

The Company’s effective tax rate is approximately 3.8% and 0.0% for the three-month periods ended March 31, 2024 and 2023, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three-month periods ended March 31, 2024 and 2023 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three-month periods ended March 31, 2024 and 2023.

Fuel Tech had no unrecognized tax benefits as of March 31, 2024 and December 31, 2023.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the first quarter of 2024, the Company continued to successfully execute on APC segment projects despite customer driven delays in project execution. The Company faced challenges related to the FUEL CHEM segment due to unplanned maintenance outages at customer plants. We continue to invest in development of new technologies to expand our product offerings into the water and waste-water treatment market. Our capital resources are sufficient for our immediate and longer-term needs, and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and that new business opportunities will lead to an improved market outlook.

Key Operating Factors

Our FUEL CHEM segment experienced a decrease in revenue and segment operating profits in the current quarter as compared to 2023. The FUEL CHEM segment was impacted by weather and dispatch related decreases in operational demand from our client base and to a lesser degree by scheduled plant closures versus the same period in 2023.

Our Air Pollution Control (APC) business experienced a decrease in revenue in the current quarter as compared to 2023, primarily due to delays in project execution. We are encouraged by the depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. We continue to experience a challenging operational environment resulting from customers delaying the timing of purchasing decisions.  Our Consolidated APC backlog at March 31, 2024 was $6,181 and our global sales pipeline is in the $50 -75 million range.

Results of Operations

Revenues

Revenues for the three-month periods ending March 31, 2024 and 2023 were $4,957 and $7,287, respectively, representing a decrease of $2,330, or 32%, versus the same period last year.

The APC technology segment generated revenues of $2,318 for the three-month period ended March 31, 2024, representing a decrease of $1,241, or 35%, from the prior year amount of $3,559. This decrease in APC revenue was primarily related to customer-related delays in project execution. Consolidated APC backlog at March 31, 2024 was $6,181 versus backlog at December 31, 2023 of $7,458. Our current backlog consists of U.S. domestic projects totaling $5,523 and international projects totaling $658.

The FUEL CHEM technology segment generated revenues of $2,639 and $3,728 for the three-month periods ended March 31, 2024 and 2023, respectively, representing a decrease of $1,089, or 29%. This decrease in FUEL CHEM revenue for the three months ended March 31, 2024 as compared to the same period in the prior year was primarily due to a decrease in electrical generation demand, unscheduled plant outages and plant closures.

Cost of sales and gross margin

Consolidated gross margin percentage for the three-month periods ended March 31, 2024 and 2023 was 41% and 38%, respectively. Gross margin increased versus the comparable period in 2023 due to an increase in the APC operating segment gross margin partially offset by a decrease in FUEL CHEM operating segment gross margin. For the three-month periods ended March 31, 2024 and 2023 the FUEL CHEM operating segment gross margins decreased to 43% from 49% primarily due to the reduction in revenue. APC gross margin increased to 38% from 27% primarily due to product and project mix.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $3,345 and $3,245 for the three-month periods ended March 31, 2024 and 2023, respectively. For the three-month period ended March 31, 2024 the increase of $100 is primarily the result of increases in employee compensation and benefit related costs of $66 and administrative expenses of $49, partially offset by decreases in costs related to our international locations of $25. For the three-month periods ending March 31, 2024 and 2023, SG&A as a percentage of revenues increased to 67% from 45%. The increase versus the comparable period is primarily due to the decrease in revenues compared to prior year quarter.

Research and development

Research and development expenses were $376 and $218 for the three-month periods ended March 31, 2024 and 2023, respectively. The expenditures in our research and development expenses are focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI® Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity, and wastewater odor management. DGI® technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Interest income

Interest income was $311 for the three-month period ended March 31, 2024 compared to $339 for the same period in 2023. Interest income primarily relates to interest received on the held-to-maturity debt securities and money market funds.

Other income (expense), net

Other income, net was $1,673 for the three-month period ended March 31, 2024 compared to Other expense, net of $90 for the same period in 2023. Other income in 2024 primarily relates to the employee retention credit. Other expense in 2023 was mainly due to transactional foreign exchange losses.

Liquidity and Sources of Capital

We have losses from operations during the three-month period ended March 31, 2024 totaling $1,692. Our cash used in operations for this same period totaled $1,075.

Our cash and cash equivalent balance as of March 31, 2024 totaled $11,382, which includes $267 of cash equivalents, and our working capital totaled $27,660. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities used cash of $1,075 for the three-month period ended March 31, 2024, primarily due to an increase in accounts receivable of $427 (including the impact of the employee retention credit receivable), a decrease in accrued expenses and other current liabilities of $609, and a decrease in accounts payable of $563, offset by removals of non-cash items from our net income from continuing operations for depreciation and amortization of $96 and stock-based compensation of $104.

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

Investing activities used cash of $5,005 and $8,715 for the three-month periods ended March 31, 2024 and 2023, respectively. Investing activities for the three-month periods ended March 31, 2024 and 2023 primarily consisted of purchases of debt securities as investments of $7,641 and $9,685, respectively. Investing activities for the three-month periods ended March 31, 2024 and 2023 were funded by the maturities of debt securities of $2,750 and $1,000, respectively.

There was no cash provided by financing activities for the three-month periods ended March 31, 2024 and 2023.

We continue to monitor our liquidity needs and in response to our recent periods of declines in revenue and net losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. We have evaluated our ongoing business needs and considered the cash requirements of our base business of Air Pollution Control and FUEL CHEM. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, and c) other research and development initiatives. Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and FUEL CHEM businesses. We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

We expect additional capital expenditures in 2024 for the DGI business, maintenance of field equipment, computer and systems, and general office equipment. We expect to fund our capital expenditures with cash from operations or cash on hand.

In 2022, the Board of Directors approved an investment plan that would hold $20,000 in funds at BMO Harris Bank (BMO Harris) to be invested in held-to-maturity debt securities of United States (US) Treasuries, including Notes, Bonds, and Bills, or US Government Agency securities. The funds are held in money market funds until they are invested in those securities. The investments are structured to create a maturity “ladder” where the proceeds from maturities are re-invested to maintain a balance of short- and long-term investments based on expected business needs. Maturities are between three and thirty-six months. This strategy allows the Company to provide returns on excess cash, while managing liquidity and minimizing exposure to interest rate fluctuations.

On June 30, 2022, the Company entered into the Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit, which replaces the Cash Collateral Security agreement with BMO Harris Bank, N.A. (the Former Collateral agreement). The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At March 31, 2024, the Company had outstanding standby letters of credit totaling approximately $888 under the Investment Collateral Security agreement. At March 31, 2024, the investments held as collateral totaled $1,332. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the three months ended March 31, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2023 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

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

Item 1A.   Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2023 have not materially changed.

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

Date: May 7, 2024	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)