Form 10-Q
period 2024-09-30
FUEL TECH, INC.
filed 2024-11-06
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2024

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

On October 31, 2024 there were outstanding 30,708,273 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the nine-month period ended September 30, 2024

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$12,274	$17,578
Short-term investments	8,162	12,136
Accounts receivable, less current expected credit loss of $106 and $111, respectively	9,202	6,729
Inventories, net	441	439
Prepaid expenses and other current assets	838	1,439
Total current assets	30,917	38,321
Property and equipment, net of accumulated depreciation of $18,926 and $18,703, respectively	4,596	4,539
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $510 and $468, respectively	327	358
Right-of-use operating lease assets, net	523	609
Long-term investments	10,881	3,664
Other assets	757	781
Total assets	$50,117	$50,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,271	$2,421
Accrued liabilities:
Operating lease liabilities - current	81	81
Employee compensation	759	1,252
Other accrued liabilities	1,204	1,934
Total current liabilities	5,315	5,688
Operating lease liabilities - non-current	480	533
Deferred income taxes, net	172	172
Other liabilities	286	281
Total liabilities	6,253	6,674
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,767,329 and 31,361,303 shares issued, and 30,708,273 and 30,385,297 shares outstanding, respectively	317	313
Additional paid-in capital	165,186	164,853
Accumulated deficit	(117,589)	(117,529)
Accumulated other comprehensive loss	(1,780)	(1,748)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,346)	(2,251)
Total stockholders’ equity	43,864	43,714
Total liabilities and stockholders’ equity	$50,117	$50,388

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$7,851	$7,988	$19,850	$20,736
Costs and expenses:
Cost of sales	4,444	4,376	11,462	12,323
Selling, general and administrative	3,225	2,966	9,815	9,126
Research and development	361	513	1,159	1,144
	8,030	7,855	22,436	22,593
Operating (loss) income	(179)	133	(2,586)	(1,857)
Interest expense	—	(5)	—	(15)
Interest income	323	322	968	968
Other (expense) income, net	(63)	9	1,576	(95)
Income (loss) before income taxes	81	459	(42)	(999)
Income tax expense	(1)	—	(18)	—
Net income (loss)	$80	$459	$(60)	$(999)
Net income (loss) per common share:
Basic net income (loss) per common share	$0.00	$0.02	$(0.00)	$(0.03)
Diluted net income (loss) per common share	$0.00	$0.01	$(0.00)	$(0.03)
Weighted-average number of common shares outstanding:
Basic	30,708,000	30,385,000	30,526,000	30,336,000
Diluted	30,848,000	30,627,000	30,526,000	30,336,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$80	$459	$(60)	$(999)
Other comprehensive income (loss):
Foreign currency translation adjustments	106	(122)	(32)	(84)
Comprehensive income (loss)	$186	$337	$(92)	$(1,083)

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2023:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2022	30,296	$313	$164,422	$(115,991)	$(1,728)	$76	$(2,251)	$44,841
Net loss	—	—	—	(414)	—	—	—	(414)
Foreign currency translation adjustments	—	—	—	—	86	—	—	86
Stock compensation expense	—	—	89	—	—	—	—	89
Balance at March 31, 2023	30,296	$313	$164,511	$(116,405)	$(1,642)	$76	$(2,251)	$44,602
Net loss	—	—	—	(1,044)	—	—	—	(1,044)
Foreign currency translation adjustments	—	—	—	—	(48)	—	—	(48)
Stock compensation expense	—	—	98	—	—	—	—	98
Exercise of stock options	44	—	42	—	—	—	—	42
Common shares issued upon vesting of restricted stock units	45	—	—	—	—	—	—	—
Balance at June 30, 2023	30,385	$313	$164,651	$(117,449)	$(1,690)	$76	$(2,251)	$43,650
Net income	—	—	—	459	—	—	—	459
Foreign currency translation adjustments	—	—	—	—	(122)	—	—	(122)
Stock compensation expense	—	—	101	—	—	—	—	101
Balance at September 30, 2023	30,385	$313	$164,752	$(116,990)	$(1,812)	$76	$(2,251)	$44,088

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2024:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2023	30,385	$313	$164,853	$(117,529)	$(1,748)	$76	$(2,251)	$43,714
Net income	—	—	—	281	—	—	—	281
Foreign currency translation adjustments	—	—	—	—	(143)	—	—	(143)
Stock compensation expense	—	—	104	—	—	—	—	104
Balance at March 31, 2024	30,385	$313	$164,957	$(117,248)	$(1,891)	$76	$(2,251)	$43,956
Net loss	—	—	—	(421)	—	—	—	(421)
Foreign currency translation adjustments	—	—	—	—	5	—	—	5
Stock compensation expense	—	—	124	—	—	—	—	124
Common shares issued upon vesting of restricted stock units	406	4	(4)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(83)	—	—	—	—	—	(95)	(95)
Balance at June 30, 2024	30,708	$317	$165,077	$(117,669)	$(1,886)	$76	$(2,346)	$43,569
Net income	—	—	—	80	—	—	—	80
Foreign currency translation adjustments	—	—	—	—	106	—	—	106
Stock compensation expense	—	—	109	—	—	—	—	109
Balance at September 30, 2024	30,708	$317	$165,186	$(117,589)	$(1,780)	$76	$(2,346)	$43,864

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities
Net loss	$(60)	$(999)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	248	247
Amortization	42	46
Non-cash interest income on held-to-maturity securities	(109)	(319)
Stock-based compensation, net of forfeitures	337	288
Changes in operating assets and liabilities:
Accounts receivable	(845)	5
Employee retention credit receivable	(1,677)	—
Inventory	(3)	68
Prepaid expenses, other current assets and other non-current assets	655	363
Accounts payable	842	172
Accrued liabilities and other non-current liabilities	(1,215)	520
Net cash (used in) provided by operating activities	(1,785)	391
Investing Activities
Purchases of equipment and patents	(316)	(201)
Purchases of debt securities	(14,072)	(14,026)
Maturities of debt securities	11,000	4,000
Net cash used in investing activities	(3,388)	(10,227)
Financing Activities
Taxes paid on behalf of award participants	(95)	—
Proceeds from exercise of stock options	—	42
Net cash (used in) provided by financing activities	(95)	42
Effect of exchange rate fluctuations on cash	(36)	(51)
Net decrease in cash and cash equivalents	(5,304)	(9,845)
Cash and cash equivalents at beginning of period	17,578	23,328
Cash and cash equivalents at end of period	$12,274	$13,483

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of Fuel Tech's financial position, cash flows, and results of operations for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2023 as filed with the Securities and Exchange Commission.

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

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1,677 as other income on the Statement of Operations for the nine months ended September 30, 2024 and as a component of Accounts Receivable on the Balance Sheet as of September 30, 2024.

2.     Summary of Significant Accounting Policies

Investments

In 2022, the Board of Directors approved a plan to invest up to $20,000 of excess capital in debt securities, or hold in money market funds until such investments can be made, with BMO Harris Bank N.A (BMO Harris). A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 10). At September 30, 2024, the amount of funds collateralized under the Investment Collateral Security agreement is $2,584 relating to existing standby letters of credit that is comprised of $281 with varying maturity dates that expire no later than September 30, 2025 and $2,303 with the latest maturity date no later than  June 30, 2026.

We consider all highly liquid debt investments with original maturities from the date of purchase of three months or less as cash equivalents. Cash equivalents include investments in money market funds. Carrying value of cash equivalents approximates fair value due to the maturities of three months or less.

Our investments in debt securities consist of United States (US) Treasury securities, including Notes, Bonds, and Bills, and US Government Agency securities, which are designated as held-to-maturity (HTM) and stated at amortized cost. The Company has the positive intent and ability to hold these investments to maturity and does not expect to sell any debt securities before maturity to settle an obligation under the Investment Collateral Security agreement. The original maturities of our HTM investments range from three to thirty-six months. HTM debt investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. HTM debt investments with original maturities at the date of purchase greater than approximately three months and remaining maturities of less than one year are classified as short-term investments. HTM debt investments with remaining maturities beyond one year are classified as long-term investments. Interest income, including amortization of premium and accretion of discount, is included on the Condensed Consolidated Statements of Operations in Interest income under the effective yield method. Accrued interest is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Due to the creditworthiness of the entities issuing these securities, there is no impairment recorded related to the unrealized losses.

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities:

	As of
Held-to-maturity debt securities:	September 30, 2024	December 31, 2023
Amortized cost	$19,043	$15,800
Gross unrecognized gains	115	—
Gross unrecognized losses	(12)	(86)
Fair value	$19,146	$15,714

The following table provides the amortized cost and fair value of debt securities by maturities at September 30, 2024:

	Amortized Cost	Fair Value
Within one year	$8,162	$8,160
After one year through two years	10,881	10,986
Total	$19,043	$19,146

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At  September 30, 2024 and December 31, 2023, inventory included equipment constructed for resale of $197 and $207, respectively, and spare parts, net of reserves, of $244 and $232, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as Other assets was $597 and $618 as of  September 30, 2024 and December 31, 2023, respectively. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used.

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

The following table provides the roll forward of the allowance for credit losses:

At January 1, 2023	$110
Provision charged to expense	24
(Write-offs) / Recoveries	(23)
At December 31, 2023	$111
Provision charged to expense	—
(Write-offs) / Recoveries	(5)
At September 30, 2024	$106

3.     Revenue

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Air Pollution Control
Technology solutions	$2,554	$1,910	$6,837	$7,449
Spare parts	424	1,339	1,428	1,938
Ancillary revenue	246	462	1,226	1,305
Total Air Pollution Control technology revenues	3,224	3,711	9,491	10,692
FUEL CHEM
FUEL CHEM technology solutions	4,627	4,277	10,359	10,044
Total Revenues	$7,851	$7,988	$19,850	$20,736

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$5,453	$5,640	$13,519	$15,937
Foreign Revenues
Latin America	208	157	816	310
Europe	1,526	1,001	4,070	2,400
Asia	664	1,190	1,445	2,089
Total Foreign Revenues	2,398	2,348	6,331	4,799
Total Revenues	$7,851	$7,988	$19,850	$20,736

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Products transferred at a point in time	$5,297	$6,078	$13,013	$13,287
Products and services transferred over time	2,554	1,910	6,837	7,449
Total Revenues	$7,851	$7,988	$19,850	$20,736

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In our Air Pollution Control (APC) technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For the FUEL CHEM technology segment, deliveries made in the current period but billed in subsequent periods are also considered contract assets. These assets are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. At September 30, 2024,  December 31, 2023, and December 31, 2022, contract assets for APC technology projects were approximately $2,839, $2,285, and $3,082, respectively. There were no contract assets for the FUEL CHEM technology segment as of  September 30, 2024,  December 31, 2023, and December 31, 2022.

The Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $775, $1,279, and $372 at September 30, 2024,  December 31, 2023, and December 31, 2022, respectively, and are included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Changes in the contract asset and liability balances during the nine-month period ended September 30, 2024 were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $20 and $1,241 for the three and nine months ended September 30, 2024, respectively, and $0 and $368 for the three and nine months ended September 30, 2023, respectively, which represented revenue from progress towards completion of our APC technology contracts.

As of September 30, 2024 and December 31, 2023, we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of APC technology booked orders for which work has not been performed. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $6,444. The Company expects to recognize revenue on approximately $4,592 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	September 30, 2024	December 31, 2023
Trade receivables	$4,432	$4,300
Unbilled receivables	2,839	2,285
Receivable for employee retention credit	1,677	—
Other short-term receivables	360	255
Allowance for credit losses	(106)	(111)
Total accounts receivable	$9,202	$6,729

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through September 30, 2024 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $3) and those related to subsidiary closure.

The following table presents our revenues and net loss for the three and nine months ended September 30, 2024 and 2023 in China as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total revenues	$—	$—	$—	$2
Net loss	(13)	(17)	(41)	(36)

The following table presents net assets in China as of  September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Total assets	$829	$846
Total liabilities	92	67
Total net assets	$737	$779

Total assets primarily consist of cash and other receivables. Total liabilities consist of accounts payable and certain accrued liabilities.

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Foreign currency translation
Balance at beginning of period	$(1,886)	$(1,690)	$(1,748)	$(1,728)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	106	(122)	(32)	(84)
Total accumulated other comprehensive loss	$(1,780)	$(1,812)	$(1,780)	$(1,812)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 1,059,056 and 976,006 with a cost of $2,346 and $2,251 at September 30, 2024 and December 31, 2023, respectively.  These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. For the three months ended  September 30, 2024 and 2023, basic earnings per share has been adjusted to include dilutive options and RSUs. For the nine months ended September 30, 2024 and 2023, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic weighted-average shares	30,708,000	30,385,000	30,526,000	30,336,000
Unexercised options and unvested RSUs	140,000	242,000	—	—
Diluted weighted-average shares	30,848,000	30,627,000	30,526,000	30,336,000

For the three and nine months ended September 30, 2024, Fuel Tech had weighted-average outstanding equity awards of 132,000 and 283,700, respectively, and warrants of 2,850,000 in both periods, which were antidilutive or represent out-of-the-money options for the purpose of the calculation of diluted earnings per share. For the nine months ended September 30, 2024, Fuel Tech had 279,000 incremental equity awards that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

For the three and nine months ended September 30, 2023, Fuel Tech had weighted-average outstanding equity awards of 246,500 and 382,200, respectively, and warrants of 2,850,000 in both periods, which were antidilutive or represent out-of-the-money options for the purpose of the calculation of diluted earnings per share. For the nine months ended September 30, 2023, Fuel Tech had incremental equity awards of 250,500 that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

8.     Stock-Based Compensation

Fuel Tech's 2024 Long-Term Incentive Plan (2024 Plan) was adopted in June 2024 and replaced our prior incentive plan which was approved by our stockholders in 2014 (LTIP). No further grants will be made from the LTIP. The 2024 Plan and LTIP are referred to collectively as the Incentive Plans.

Under the Incentive Plans, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plans may be our directors, officers, employees, consultants, or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 2,600,000 shares that may be issued or reserved for awards to participants under the Incentive Plans. As of September 30, 2024, Fuel Tech had 2,600,000 shares available for issuance under the Incentive Plans.

We did not record any excess tax benefits within income tax expense for the three and nine months ended September 30, 2024 and 2023. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and nine months ended September 30, 2024 and 2023. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options and restricted stock units, net of forfeitures	$109	$101	$337	$288
After-tax effect of stock-based compensation	$109	$101	$337	$288

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

Stock option activity for Fuel Tech’s Incentive Plans for the nine months ended September 30, 2024 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2024	270,500	$3.09
Granted	—	—
Exercised	—	—
Expired or forfeited	(94,500)	5.22
Outstanding on September 30, 2024	176,000	$1.94	1.43	$4
Exercisable on September 30, 2024	176,000	$1.94	1.43	$4

As of September 30, 2024, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

At  September 30, 2024, there is $972 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.38 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2024 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2024	1,762,248	$1.29
Granted	151,000	1.09
Vested	(406,026)	1.14
Forfeited	(425,100)	1.26
Unvested restricted stock units at September 30, 2024	1,082,122	$1.26

The fair value of restricted stock that vested during the nine-month period ended September 30, 2024 was $462.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with Accounting Standards Codification (ASC) 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the nine-month periods ended September 30, 2024 and 2023, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

The following table summarizes information about warrants outstanding and exercisable at September 30, 2024:

Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	1.87	$5.10
$6.45	350,000	1.87	$6.45
	2,850,000

10.     Debt Financing

On June 30, 2022, the Company entered into an Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit that replaces the former Cash Collateral agreement with BMO Harris. The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At September 30, 2024, the Company had outstanding standby letters of credit totaling approximately $1,722 under the Investment Collateral Security agreement. At September 30, 2024, the investments held as collateral totaled $2,584. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Information about reporting segment net sales and gross margin from operations is provided below:

	Air Pollution	FUEL CHEM
Three months ended September 30, 2024	Control Segment	Segment	Other	Total
Revenues from external customers	$3,224	$4,627	$—	$7,851
Cost of sales	(2,095)	(2,349)	—	(4,444)
Gross margin	1,129	2,278	—	3,407
Selling, general and administrative	—	—	(3,225)	(3,225)
Research and development	—	—	(361)	(361)
Operating income (loss) from operations	$1,129	$2,278	$(3,586)	$(179)

	Air Pollution	FUEL CHEM
Three months ended September 30, 2023	Control Segment	Segment	Other	Total
Revenues from external customers	$3,711	$4,277	$—	$7,988
Cost of sales	(2,214)	(2,162)	—	(4,376)
Gross margin	1,497	2,115	—	3,612
Selling, general and administrative	—	—	(2,966)	(2,966)
Research and development	—	—	(513)	(513)
Operating income (loss) from operations	$1,497	$2,115	$(3,479)	$133

	Air Pollution	FUEL CHEM
Nine months ended September 30, 2024	Control Segment	Segment	Other	Total
Revenues from external customers	$9,491	$10,359	$—	$19,850
Cost of sales	(5,927)	(5,535)	—	(11,462)
Gross margin	3,564	4,824	—	8,388
Selling, general and administrative	—	—	(9,815)	(9,815)
Research and development	—	—	(1,159)	(1,159)
Operating income (loss) from operations	$3,564	$4,824	$(10,974)	$(2,586)

	Air Pollution	FUEL CHEM
Nine months ended September 30, 2023	Control Segment	Segment	Other	Total
Revenues from external customers	$10,692	$10,044	$—	$20,736
Cost of sales	(7,155)	(5,168)	—	(12,323)
Gross margin	3,537	4,876	—	8,413
Selling, general and administrative	—	—	(9,126)	(9,126)
Research and development	—	—	(1,144)	(1,144)
Operating income (loss) from operations	$3,537	$4,876	$(10,270)	$(1,857)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
United States	$5,453	$5,640	$13,519	$15,937
Foreign	2,398	2,348	6,331	4,799
	$7,851	$7,988	$19,850	$20,736

	September 30,	December 31,
	2024	2023
Assets:
United States	$45,789	$46,487
Foreign	4,328	3,901
	$50,117	$50,388

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	September 30, 2024	December 31, 2023
Contract liabilities (Note 3)	$775	$1,279
Warranty reserve (Note 13)	159	159
Accrued professional fees	55	101
Deferred revenue	48	103
Other accrued liabilities	167	292
Total other accrued liabilities	$1,204	$1,934

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the nine months ended September 30, 2024 and 2023. The warranty liability balance was $159 at September 30, 2024 and December 31, 2023.

14.     Income Taxes

The Company’s effective tax rate is approximately 42.9% and 0.0% for the nine-month periods ended September 30, 2024 and 2023, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the nine-month periods ended September 30, 2024 and 2023 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the nine-month periods ended September 30, 2024 and 2023.

Fuel Tech had no unrecognized tax benefits as of September 30, 2024 and December 31, 2023.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the third quarter of 2024, the Company continued to successfully execute on APC segment projects despite customer driven delays in project execution. The Company continued to see improved performance in the FUEL CHEM segment. We continue to invest in development of new technologies to expand our product offerings into the water and waste-water treatment market. Our capital resources are sufficient for our immediate and longer-term needs, and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and that new business opportunities will lead to an improved market outlook.

Key Operating Factors

Our FUEL CHEM segment experienced an increase in revenue and segment operating profits in the current quarter as compared to 2023. The FUEL CHEM segment was positively impacted by dispatch related increases in operational demand from our client base and to the addition of new business in the current quarter as compared to 2023.

Our Air Pollution Control (APC) business experienced a decrease in revenue in the current quarter as compared to 2023, primarily due to customer driven delays in project execution. We are encouraged by the depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. We continue to experience a challenging operational environment resulting from customers delaying the timing of purchasing decisions.  Our Consolidated APC backlog at September 30, 2024 was $6,444 and our global sales pipeline is in the $50 -75 million range.

Results of Operations

Revenues

Revenues for the three-month periods ending September 30, 2024 and 2023 were $7,851 and $7,988, respectively, representing a decrease of $137, or 2%, versus the same period last year. Revenues for the nine-month periods ending September 30, 2024 and 2023 were $19,850 and $20,736, respectively, representing a decrease of $886, or 4%, versus the same period last year.

The APC technology segment generated revenues of $3,224 for the three-month period ended September 30, 2024, representing a decrease of $487, or 13%, from the prior year amount of $3,711. The APC technology segment generated revenues of $9,491 for the nine-month period ended September 30, 2024, representing a decrease of $1,201, or 11%, from the prior year amount of $10,692. This decrease in APC revenue was primarily related to timing of project execution on existing contracts. Consolidated APC backlog at September 30, 2024 was $6,444 versus backlog at December 31, 2023 of $7,458. Our current backlog consists of U.S. domestic delivered projects totaling $1,142 and international delivered projects totaling $5,302.

The FUEL CHEM technology segment generated revenues of $4,627 and $4,277 for the three-month periods ended September 30, 2024 and 2023, respectively, representing an increase of $350, or 8%. The FUEL CHEM technology segment generated revenues of $10,359 and $10,044 for the nine-month periods ended September 30, 2024 and 2023, respectively, representing an increase of $315, or 3%. This increase in FUEL CHEM revenue for the three and nine months ended September 30, 2024 as compared to the same period in the prior year was primarily due to outage completions and increased dispatch.

Cost of sales and gross margin

Consolidated gross margin percentage for the three-month periods ended September 30, 2024 and 2023 was 43% and 45%, respectively. For the three-month periods ended September 30, 2024 and 2023 the FUEL CHEM operating segment gross margins remained steady at 49%. APC segment gross margin decreased to 35% from 40% primarily due to product and project mix.

Consolidated gross margin percentage for the nine-month periods ended September 30, 2024 and 2023 was 42% and 41%, respectively. Gross margin increased versus the comparable period in 2023 due to an increase in the APC operating segment gross margin partially offset by a decrease in FUEL CHEM operating segment gross margin. For the nine-month periods ended September 30, 2024 and 2023 the FUEL CHEM operating segment gross margins decreased to 47% from 49% primarily as a result of prior period reduced revenue performance and start-up costs attributed to a new account. APC segment gross margin increased to 38% from 33% primarily due to product and project mix.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $3,225 and $2,966 for the three-month periods ended September 30, 2024 and 2023, respectively. For the three-month period ended September 30, 2024 the increase of $259 is primarily the result of increases in employee compensation and benefit related costs of $163, professional and service fees of $120, and travel costs of $26, partially offset by decreases in international administrative expenses of $19, depreciation expense of $17, and insurance costs of $14. For the three-month periods ending September 30, 2024 and 2023, SG&A as a percentage of revenues increased to 41% from 37%. The increase versus the comparable period is primarily due to the increase in expenses compared to prior quarter.

Selling, general and administrative expenses (SG&A) were $9,815 and $9,126 for the nine-month periods ended September 30, 2024 and 2023, respectively. For the nine-month period ended September 30, 2024 the increase of $689 is primarily the result of increases in employee compensation and benefit related costs of $488, professional and service fees of $147, travel costs of $42, and space rental costs of $38, partially offset by a decrease in insurance costs of $27. For the nine-month periods ending September 30, 2024 and 2023, SG&A as a percentage of revenues increased to 49% from 44%. The increase versus the comparable period is primarily due to the increase in expenses compared to the prior year.

Research and development

Research and development expenses were $361 and $1,159 respectively for the three and nine-month periods ended September 30, 2024, and for the same periods in 2023 were $513 and $1,144, respectively. The expenditures in our research and development expenses are focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI® Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity, and wastewater odor management. DGI® technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Interest income

Interest income was $323 for the three-month period ended September 30, 2024 compared to $322 for the same period in 2023. Interest income was $968 for both the nine-month periods ended September 30, 2024 and September 30, 2023. Interest income primarily relates to interest received on the held-to-maturity debt securities and money market funds.

Other income (expense), net

Other expense, net was $63 for the three-month period ended September 30, 2024 compared to Other income, net of $9 for the same period in 2023. Other income, net was $1,576 for the nine-month period ended September 30, 2024 compared to Other expense, net of $95 for the same period in 2023. Other income in 2024 primarily relates to the employee retention credit of $1,677 recorded in the first quarter of 2024. Other expense in 2023 was mainly due to transactional foreign exchange losses.

Liquidity and Sources of Capital

We have losses from operations during the nine-month period ended September 30, 2024 totaling $2,586. Our cash used in operations for this same period totaled $1,785.

Our cash and cash equivalent balance as of September 30, 2024 totaled $12,274, which includes $2,452 of cash equivalents, and our working capital totaled $25,602. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities used cash of $1,785 for the nine-month period ended September 30, 2024, primarily due to an increase in accounts receivable of $2,522 (including the impact of $1,677 for the employee retention credit receivable) and a decrease in accrued expenses and other current liabilities of $1,215, offset by an increase in accounts payable of $842, a decrease in prepaid expenses, other current assets, and other non-current assets of $655, and removals of non-cash items from our net income from continuing operations of stock-based compensation of $337, depreciation and amortization of $290, and interest income on held-to-maturity securities of $108.

Operating activities provided cash of $391 for the nine-month period ended September 30, 2023, primarily due to an increase in other liabilities of $520 due to timing of project related activity, a decrease in other current assets of $363, an increase in accounts payable of $172 due to timing of project related activity, and removals of non-cash items from our net loss from continuing operations for depreciation and amortization of $293 and stock-based compensation of $288.

Investing activities used cash of $3,388 and $10,227 for the nine-month periods ended September 30, 2024 and 2023, respectively. Investing activities for the nine-month periods ended September 30, 2024 and 2023 primarily consisted of purchases of debt securities as investments of $14,072 and $14,026, respectively. Investing activities for the nine-month periods ended September 30, 2024 and 2023 were funded by the maturities of debt securities of $11,000 and $4,000, respectively.

Financing activities used cash of $95 for the nine months ended September 30, 2024 due to taxes paid on behalf of the equity award participants on the vesting of restricted stock units. Financing activities provided cash of $42 for the nine months ended September 30, 2023 due to proceeds from the exercise of stock options.

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

On June 30, 2022, the Company entered into the Investment Collateral Security agreement to use for the sole purpose of issuing standby letters of credit, which replaces the Cash Collateral Security agreement with BMO Harris Bank, N.A. (the Former Collateral agreement). The Investment Collateral Security agreement requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At September 30, 2024, the Company had outstanding standby letters of credit totaling approximately $1,722 under the Investment Collateral Security agreement. At September 30, 2024, the investments held as collateral totaled $2,584. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the nine months ended September 30, 2024.

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

Date: November 6, 2024	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)