Form 10-K
period 2024-12-31
FUEL TECH, INC.
filed 2025-03-04
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $27,929,553 based on the closing sale price as reported on the NASDAQ National Market System.

As of February 28, 2025, there were 30,708,273 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this report.

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

GSG™	A trademark used to describe our Graduated Straightening Grid
HERT™ High Energy Reagent Technology™	A trademark used to describe one of our SNCR processes for the reduction of NOx
I-NOx®	Systems can include SNCR components along with SCR technology, which includes AIG and GSG™ system
NOx	Oxides of nitrogen
NOxOUT®	A trademark used to describe one of our SNCR processes for the reduction of NOx
SCR	Selective Catalytic Reduction
SNCR	Selective Non-Catalytic Reduction
TIFI® Targeted In-Furnace Injection™	A trademark used to describe our proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program
UDI™	Urea Direct Injection as the process to provide urea reagent directly into a duct for SCR applications
ULTRA®	A trademark used to describe our process for generating ammonia for use as a Selective Catalytic Reduction reagent

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

●

changes in macroeconomic and market conditions and market volatility, including inflation, interest rates, and the impact of such changes and volatility on our customers' financial position and businesses;

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

●	operational execution by our businesses, including our success in improving operational performance;
●	changes in law, regulation or policy that may affect our businesses;
●	our decisions about investments in research and development, and new products, services and platforms, and our ability to launch new products in a cost-effective manner;
●	our ability to increase or maintain margins through implementation of operational changes, restructuring and other cost reduction measures;
●	the impact of actual or potential failures of our products or third-party products with which our products are integrated, and related reputational effects;
●	the impact of potential information technology, cybersecurity or data security breaches at our company or third parties; and
●	the other factors that are described in "Risk Factors" in this form 10-K report.

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

GENERAL

We are a leading technology company engaged in the worldwide development, commercialization and application of sustainable state-of-the-art proprietary technologies for air pollution control, process optimization, water treatment and advanced engineering services. These technologies enable our customers to operate efficiently in a cost-effective and environmentally sustainable manner.

●

The Company’s nitrogen oxide (NOx) reduction technologies include NOxOUT®, HERT™ High Energy Reagent Technology™, and Advanced Selective Non-Catalytic Reduction (SNCR) systems, ASCR® Advanced Selective Catalytic Reduction systems, and I-NOx® Integrated NOx Reduction Systems, which utilize various combinations of these systems, along with the UDI™ Urea Direct Injection system for Selective Catalytic Reduction (SCR) reagent supply, and the ULTRA® process for safe ammonia generation.  These technologies have established Fuel Tech as a leader in NOx reduction, with installations on over 1,300 units worldwide.

●

Fuel Tech’s Air Pollution Control (APC) technologies include particulate control with Electrostatic Precipitator (ESP) products and services with experience on units up to 700 MW.  Flue Gas Conditioning (FGC) systems include treatment using sulfur trioxide (SO3) and ammonia-based conditioning agents to improve the performance of ESPs by modifying the properties of fly ash particles. Fuel Tech’s particulate control technologies have been installed on more than 125 units worldwide.

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

●	Water treatment technologies include DGI® Dissolved Gas Infusion Systems which utilize a proprietary channel injector and a patented saturator to provide a competitive advantage over conventional water and wastewater treatment by infusing oxygen, carbon dioxide or other gases into water. An innovative alternative to current technologies among other applications, DGI® systems can deliver supersaturated oxygen solutions and other gas-water combinations to target process applications or environmental issues. This infusion process has a variety of applications in the water and wastewater segments, including irrigation, treatment of natural waters, aquaculture, supply of oxygen for biological remediation, wastewater odor management, pH adjustment, re-carbonization, and alkalinity control, etc. DGI® technology benefits include improved treatment performance and reduced treatment time, and the potential for reduced energy consumption, along with lower installation and operating costs. The DGI® technology is currently in the demonstration phase and we expect additional revenue generating demonstrations and opportunities throughout 2025. Third party validation testing of the efficiency of transferring oxygen to a treatment basin has been completed and results have been published.

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

Clean Air Act (CAA): The CAA requires the U.S. Environmental Protection Agency (EPA) to establish national ambient air quality standards (NAAQS) at levels that are protective of public health with an adequate margin of safety. The six pollutants specified include: Ozone, Particulate Matter, Nitrogen Dioxide, Sulfur Dioxide, Lead, and Carbon Monoxide. The NAAQS provisions require that states comply with ozone and particulate emissions standards. NOx emissions are a precursor to ozone formation and contribute to fine particulate emissions. Since 1990, EPA rules and programs have been established at the regional and federal level to help states in their mission to define and meet their State Implementation Plans for attainment. The NAAQS ground-level ozone standards that were issued in 1997 were made more stringent in 2008 and again in 2015. The EPA kept the 2020 NAAQS ozone standard at 70 parts per billion, the same limit as 2015. The ozone NAAQs will be reviewed again in 2025, with industry analysts expecting no change in emissions requirements.

In March 2023, EPA issued a Federal Implementation Plan (FIP) to address NOx emissions from upwind sources on downwind states.  The issuance of the FIP was preceded by the EPA’s rejection of the proposed State Implementation Plans (SIPs) submitted by many of the upwind states pursuant to the CAA.  The issuance of the FIP, which was made pursuant to the Good Neighbor provision of the CAA, was likely to require a significant number of upwind sources to provide additional NOx controls to help downwind states meet the 2020 ozone NAAQS requirements starting in 2024 for utility power units and starting in 2026 for industrial sources. This FIP is also referred to as the EPA Good Neighbor Rule. The US Supreme Court ruled in June 2024 to stay the Rule for a number of affected states after other states had been granted a stay by various Circuit Courts. EPA vacated the entire Good Neighbor Rule in November 2024 and publicly stated it would look to address concerns raised by the US Supreme Court and reissue the Good Neighbor Rule. Without the Good Neighbor Rule, downwind states are on record that they may challenge the upwind states in court as to not meeting the Good Neighbor obligations as defined in the CAA. The downwind states may not be able to meet their emission standards due to the contribution of NOx emissions from upwind states. Fuel Tech will monitor the potential impact on these upcoming NOx emission requirements.

Clean Air Visibility Rule (CAVR): The CAVR, also known as the Regional Haze rule, is part of the Clean Air Act and was finalized in 2005. Under CAVR, certain States are required to submit implementation plans to the EPA to comply with the Regional Haze requirements, and updates are required every five years. A new CAVR was issued in January 2017 which extended the review period to every ten years. NOx emissions contribute to ground level ozone which can contribute to localized haze, and many State Implementation Plans (SIP) are addressing NOx reduction as part of CAVR compliance. Environmental organizations have filed lawsuits against EPA for failure to approve SIPs for the second round of CAVR compliance which is required prior to 2028.  The overall obligation of CAVR is to return the U.S. scenic areas to “active” visibility by 2064.

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

Regulations and Markets: International

We also sell air pollution control systems outside the U.S., specifically in Europe, South Africa, CentrSouth America, India (under a license agreement) and in the Pacific Rim. The demand for our technologies comes from specific governmental regulations in NOx and particulate matter emission limits which vary by country. We expect that there will be further opportunities to implement our technologies globally in 2025.

The European Union’s Best Available Reference Technology (BREF) emission guidelines continue to be implemented gradually starting from large utility boilers down to small industrial units. The last major update of the BREF guidelines reduced NOx limit values by up to 25% which in some cases required an upgrade of the first-generation NOx abatement systems. That has presented new opportunities for Fuel Tech, especially on biomass and waste incineration plants. New system opportunities are also being identified and followed in hydrogen production, chemical production and in petrochemical industries. European engineering companies are supplying power generation and flue gas treatment systems to industrial and utility customers globally. Middle Eastern countries, especially Saudi Arabia have become a major focus for these companies due to the local initiatives for reducing pollution and improving tourism.  Fuel Tech’s NOx control technologies can be integrated into both new and existing combustion systems supplied into this market.

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

Products

Our NOx reduction and particulate control technologies are installed worldwide on over 1,300 combustion units, including utility, industrial and municipal solid waste applications.  Our products include customized NOx control systems and our proprietary ULTRA® technology, which converts urea-to-ammonia on site and provides safe reagent for use in SCR systems.

●

SCR Systems and Services: Our SCR systems control NOx emissions from industrial and utility sources including boilers, incinerators, kilns, reformers and many other types of heat recovery equipment firing coal, natural gas, oil, and a variety of process gases and waste fuels. The SCR systems typically include urea or ammonia storage and delivery subsystems, reagent injection systems in the form of an Ammonia Injection Grid (AIG), catalyst reactor vessel and SCR catalyst.  In addition, other related services, including start-ups, maintenance support and general consulting services for SCR systems, AIG design and tuning to help optimize catalyst performance, and catalyst management services to help optimize catalyst life, are now offered to customers around the world. We also specialize in CFD models, which simulate fluid and gas flow by generating a virtual replication of real-world geometry and operating inputs. We design flow corrective devices, such as turning vanes, ash screens, static mixers and our GSG™ Graduated Straightening Grid. Our SCR systems utilize urea or ammonia as the SCR catalyst reagent to achieve NOx reductions of up to 90% from industrial combustion sources.

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

●

SNCR Systems:  Our NOxOUT® and HERT™ SNCR processes use urea or ammonia reagent injected into a variety of combustion furnaces to reduce NOx by up to 25% - 50% for utilities and by potentially significantly greater amounts for industrial units.  Capital costs ranging from $5 - $20/kW for utility boilers and with total annualized operating costs range from $1,000 - $2,000/ton of NOx removed. Advanced SNCR (ASNCR) systems are also available to improve performance and minimize reagent costs through in-furnace monitoring and an advanced control system.

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

●

ESP and FGC Processes and Services: ESP technologies for particulate control include ESP products and services including ESP Inspection Services, Performance Modeling, and Performance and Efficiency Upgrades, along with engineering capability for ESP retrofits. FGC systems include treatment using sulfur trioxide (SO3) and ammonia-based systems to improve the performance of ESPs by modifying the properties of fly ash particles.  Our ULTRA® technology can provide the ammonia system feed requirements for FGC applications as a safe alternative to ammonia reagent-based systems. FGC systems offer a lower capital cost approach to improving ash particulate capture versus the alternative of installing larger ESPs or utilizing fabric filter technology to meet targeted emissions and opacity limits.  Fuel Tech’s particulate control technologies have been installed on more than 125 units worldwide.

A market factor for the APC product line is the continued use of coal and natural gas and the growth of biomass for global electricity production.  The growth of natural gas in the U.S. for industrial applications in support of traditional electricity generation, as well as the increased demand in support of the growth of data centers which require significant power generation capability, has increased the need for SCR technology since it often meets the definition of BACT and is required on new industrial units.

Sales of APC products were $11.2 million and $13.5 million for the years ended December 31, 2024 and 2023, respectively.

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

ESP retrofit competitors include B&W and Southern Environmental. FGC competition includes Chemithon, Inc.

Lastly, with respect to urea-to-ammonia conversion technologies, our controlled urea decomposition system competes with ammonia-based processes.

APC Backlog

Consolidated APC segment backlog at December 31, 2024 was $6.2 million versus backlog at December 31, 2023 of $7.5 million. The Company expects to recognize revenue on approximately $4.5 million of the backlog over the next 12 months with the remaining recognized thereafter.

FUEL CHEM

Product and Markets

The FUEL CHEM® technology segment revolves around the unique application of specialty chemicals to improve the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, waste-to-energy, university and district heating markets.  FUEL CHEM programs are currently in place on combustion units in North America, Mexico, Europe, and the Pacific Rim, treating a wide variety of solid and liquid fuels, including coal, heavy oil, black liquor, biomass and municipal waste.

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

A key market factor for this product line is the continued use of coal for global electricity production. In 2024, coal accounted for approximately 15% of all U.S. electricity generation and roughly 35% of global electricity generation. Major coal consumers include the U.S., China and India. Additional market dynamics include a growing, worldwide utilization of biomass for both steam and electrical production, and the continued use of heavy fuel oil for power generation. The principal markets for this product line are electric power plants burning coals with slag-forming constituents such as sodium, iron and high levels of sulfur. Sodium is typically found in the Powder River Basin coals of Wyoming and Montana. High sulfur content can give rise to unacceptable levels of SO3 formation especially in plants with SCR systems and flue gas desulphurization units (scrubbers).  As coal units strive to compete in electricity supply markets, lower cost, higher slagging fuels can create more operational challenges which TIFI® Programs can help mitigate. The current Mexican government is utilizing more indigenous fuel sources for power generation because the international market for high sulfur fuel oil (what Mexico produces) has been significantly reduced with the adoption of the new International Maritime Organization restrictions. Fuel Tech’s TIFI® systems can help with SO3 mitigation at these oil-fired power generation units.

The combination of slagging coals and SO3-related issues, such as “blue plume” formation, air pre-heater fouling and corrosion, SCR fouling and the proclivity to suppress certain mercury removal processes, represents an attractive market potential for Fuel Tech.

Sales of the FUEL CHEM products were $13.9 million and $13.6 million, for the years ended December 31, 2024 and 2023, respectively.

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

INTELLECTUAL PROPERTY

We own 36 granted patents worldwide including 13 US patents and 23 non-US patents. We have five patent applications pending: including two in the U.S. and three in non-U.S. jurisdictions. These patents and applications cover some 41 inventions, 24 associated with our NOx reduction business, eight associated with the FUEL CHEM business, and nine associated with water treatment. Our granted patents have expiration dates ranging from November of 2028 to August of 2042.

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

EMPLOYEES

At December 31, 2024, we had 72 employees, 67 in North America, and five in Europe. We enjoy good relations with our employees and are not a party to any labor management agreement.

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

Compensation Equity. We conduct comprehensive pay equity analyses encompassing all staff members and job levels at appropriate intervals. We believe we have made compensation adjustments to rectify compensation disparities. We have also implemented hiring and promotional practices to support our goal of ensuring offers to new employees or to employees being promoted internally are aligned with the market and equitable on an internal basis.

Talent Acquisition and Retention. We strive to attract, develop and retain high-performing talent, and we support and reward employee performance. Programs to strengthen our talent include an employee referral program, tuition reimbursement, continued training and development and succession planning. We prioritize employee engagement and transparency by implementing programs and processes to ensure our employees have opportunities to ask questions, voice concerns, and share feedback. This is accomplished in part by conducting employee satisfaction surveys as part of the annual review process, and quarterly town hall meetings. In 2024, our employee turnover rate was approximately 11%.

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

RISKS RELATED TO OUR PRODUCTS AND PRICING

Our Product Portfolio Lacks Diversification

We have two broad technology segments that provide advanced engineering solutions to meet the pollution control, efficiency improvement, and operational optimization needs of coal, biomass and natural gas-fired energy-related facilities worldwide. They are as follows:

•

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas, coal, or biomass from boilers, incinerators, furnaces and other stationary combustion sources. These include NOxOUT® and HERT™ SNCR systems, and SCR systems. Our SCR systems can also include AIG, and GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

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

We Face Substantial Competition

Competition in the Air Pollution Control market comes from competitors utilizing their own NOx reduction processes, including SCR systems, SNCR systems, ammonia and urea-based delivery systems for SNCR and SCR, which do not infringe our patented or proprietary technologies.  Indirect competition will also arise from business practices such as the purchase rather than the generation of electricity, fuel switching, closure or de-rating of units, and sale or trade of pollution credits and emission allowances.  Utilization by customers of such processes or business practices or combinations thereof may adversely affect our pricing and participation in the NOx control market if customers elect to comply with regulations by methods other than the purchase of our Air Pollution Control products.  See Item 1 “Products” and “APC Competition” in the Air Pollution Control segment overview.

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

Our Customer Base Is Highly Concentrated

A small number of customers have historically accounted for a significant portion of our revenues. During 2024, our five largest customers accounted for approximately 49% of our net revenues, with our largest customer accounting for approximately 16% of our net revenues. There can be no assurance that all significant customers will continue to purchase our products in the same quantities that they have in the past. The loss of any one of our significant customers or a material reduction in sales to a significant customer could have a material adverse effect on our sales and results of operations.

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

Our Manufacturing Operations Are Dependent on Third-party Suppliers

Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, as well as certain specific component parts. The third-party suppliers upon which we depend may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel, or other reasons. We cannot assure that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand. Failure of suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components, for any reason, including, without limitation, disruptions in our suppliers’ business activities due to cybersecurity incidents, terrorist activity, public health crises, fires or other natural disasters could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis.  Additionally, our third-party suppliers may provide us with raw materials or component parts that fail to meet our expectations or the expectations of our customers, which could subject us to product liability claims, other claims and litigation.

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

Our Results May Be Affected By Foreign Operations

We currently have foreign operations predominantly in Europe with our office located in Gallarate, Italy. The future business opportunities in this market are dependent on the continued implementation and enforcement of regulatory policies that will benefit our technologies, the acceptance of our engineering solutions in such markets, the ability of potential customers to utilize our technologies on a competitive, cost-effective basis, and our ability to protect and enforce our intellectual property rights.

We May Not Be Able to Purchase Raw Materials on Commercially Advantageous Terms

Our FUEL CHEM technology segment is dependent, in part, upon a supply of magnesium hydroxide. Any adverse changes in the availability of this chemical will likely have an adverse impact on ongoing operation of our FUEL CHEM programs. On March 4, 2009, we entered into a Restated Product Supply Agreement (PSA) with Martin Marietta Magnesia Specialties, LLC (MMMS) in order to assure the continuance of a stable supply from MMMS of magnesium hydroxide products for our requirements in the U.S. and Canada. The term of the PSA expires on December 31, 2025. Pursuant to the PSA, MMMS supplies us with magnesium hydroxide products manufactured pursuant to our specifications and we have agreed to purchase from MMMS, and MMMS has agreed to supply, 100% of our requirements for such magnesium hydroxide products for our customers who purchase such products for delivery in the U.S. and Canada. There can be no assurance that we will be able to obtain a stable source of magnesium hydroxide in markets outside the U.S.

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

We also operate from leased office facilities and we do not segregate any of these leased facilities by operating business segment. The terms of the Company's primary lease arrangements as of December 31, 2024 are as follows:

•	The Gallarate, Italy building lease, for approximately 1,335 square feet, runs through April 30, 2031. This facility serves as the operating headquarters for our European operations.

•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs through March 31, 2031. This facility serves as an outside warehouse facility.

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

Holders

As of February 28, 2025, there were 50 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

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

ITEM 6 - RESERVED

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars)

Management’s discussion and analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

Overview

In 2024, the Company continued to successfully execute on existing orders. We continue to invest in development of new technologies to expand our product offerings into the water and waste-water treatment market. Our capital resources are sufficient for our immediate and longer-term needs, and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and the diminishing effects of the pandemic should lead to an improved market outlook.

Key Operating Factors

Sales growth for our two reportable business segments is dependent upon the continued utilization of carbon-based fuels, such as natural gas and coal, for the generation of electric power.  For our APC market segment, sales are driven primarily by our customers need to comply with federal, state and local regulatory mandates for the reduction or control of emissions of NOx.  For our FUEL CHEM market segment, sales are dependent primarily upon our customers usage of our chemical technologies in order to mitigate slagging and fouling on coal or oil based combustion units in order to enjoy longer run times without the necessity of taking the combustion unit off line for cleaning.

We believe continued demand for our products will be led by the increased demand for electricity in emerging markets and new industries that are highly dependent upon electric power, such as the mega-computers required in order to power artificial intelligence and cryptocurrencies.  While the market will continue to shift towards alternate forms of power generation continues, we anticipate natural gas and coal will remain significant sources of electricity generation in the future.

Our FUEL CHEM segment showed improved performance in 2024, experiencing an increase in segment revenues compared to 2023. Revenue growth was driven by the return of previously dormant customers as well as a new commercial program which was added following a successful site demonstration.

Our APC business experienced a decline in revenues and segment operating profits in 2024 compared to 2023 primarily due to customer-driven project delays and project timing. Despite this, we are encouraged by the pace and depth of our business development activities, which reflect an increased focus on global emissions protocols across a variety of fuel sources. Our Consolidated APC backlog at year end was $6,175.

Market Pressures

Our senior management team monitors and manages our ability to operate effectively as the result of market pressures. In particular, we are currently experiencing inflationary pressures for certain materials and labor, and long lead times for equipment components embodied in our products such as pumps, fans and catalysts. We continue to monitor the activities of our existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions; however, we cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

Background

We have two broad technology segments that provide advanced engineered solutions to meet the pollution control, efficiency improvement and operational optimization needs of energy-related facilities worldwide. They are as follows:

Air Pollution Control Technologies

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas, biomass or coal from boilers, incinerators, furnaces and other stationary combustion sources. These include SCR systems and NOxOUT and HERT™ SNCR systems. Our SCR systems can also include AIG, and GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions. We distribute our products through our direct sales force and third-party sales agents.

FUEL CHEM Technologies

The FUEL CHEM technology segment, which uses chemical processes in combination with advanced CFD and CKM boiler modeling, for the control of slagging, fouling, corrosion, opacity and other sulfur trioxide-related issues in coal-fired furnaces and boilers through the addition of chemicals into the furnace using TIFI® Targeted In-Furnace Injection™ technology. Fuel Tech sells its FUEL CHEM program through its direct sales force and agents to industrial and utility power-generation facilities. FUEL CHEM programs have been installed on combustion units in North America, Europe, and the Pacific Rim, treating a wide variety of solid and liquid fuels, including coal, heavy oil, biomass and municipal waste. The FUEL CHEM program improves the efficiency, reliability and environmental status of plants operating in the electric utility, industrial, pulp and paper, waste-to-energy, university and district heating markets and offers numerous operational, financial and environmental benefits to owners of boilers, furnaces and other combustion units.

The key market dynamic for both technology segments is the continued use of fossil fuels, especially coal, as the principal fuel source for global electricity production. In 2024, coal accounted for approximately 15% of all U.S. electricity generation and roughly 35% of global electricity generation.  Major coal consumers include China, the U.S. and India.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), which require us to make estimates and assumptions. We believe that certain accounting policies (see Note 1 to the consolidated financial statements) involve a higher degree of judgment, estimates and assumptions and are deemed critical. We routinely discuss our critical accounting policies with the Audit Committee of the Board of Directors.

Revenue Recognition: Air Pollution Control Technology

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

As of December 31, 2024 and 2023, we had no construction contracts in progress that were identified as a loss contract.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2024, 2023, and 2022 contract assets for APC technology projects were approximately $2,075, $2,285, and $3,082, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $721, $1,279, and $372 at December 31, 2024, 2023, and 2022, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Assessment of Potential Impairment of Goodwill

Goodwill is not amortized but rather is reviewed annually as of the first day of the fourth quarter, or more frequently if indicators arise, for impairment. Such indicators include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a decrease in our market capitalization to an amount less than the carrying value of our assets, or slower growth rates, among others. We do not have any indefinite-lived intangible assets other than goodwill.

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

The application of our DCF model in estimating the fair value of each reporting segment is based on the ‘net asset’ approach to business valuation. In using this approach for each reportable segment, we forecast segment revenues and expenses out to perpetuity and then discount the resulting cash flows to their present value using an appropriate discount rate. The forecast considers, among other items, the current and expected business environment, expected changes in the fixed and variable cost structure as the business grows, and a revenue growth rate that we feel is both achievable and sustainable. The discount rate used is composed of a number of identifiable risk factors, including equity risk, company size, and certain company-specific risk factors such as our debt-to-equity ratio, among other factors, that when added together, results in a total return that a prudent investor would demand for an investment in our Company. In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, we would record an impairment charge for the amount by which the carrying value exceeds the estimated fair value of the reporting unit.

The Company utilizes Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment for the annual goodwill impairment test.

Fuel Tech performed its annual goodwill impairment analysis for its FUEL CHEM reporting unit as of October 1, 2024 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment.

Impairment of Long-Lived Assets

Under the guidance set forth in Accounting Standards Update (ASU) 2014-08, Property, Plant and Equipment (Topic 360), long-lived assets, including property and equipment and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when either estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount or the determined fair value is less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and the remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected fair value. We performed a detailed analysis of potential long-lived asset impairment during the fourth quarter of 2024 and determined no impairment exists. There was no impairment recorded during 2024.

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

Valuation Allowance for Deferred Income Taxes

Deferred tax assets represent deductible temporary differences and net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized. At the end of each reporting period, management reviews the realizability of the deferred tax assets. As part of this review, we consider if there are taxable temporary differences that could generate taxable income in the future, if there is the ability to carry back the net operating losses or credits, if there is a projection of future taxable income, and if there are any tax planning strategies that can be readily implemented. As required by ASC 740 "Income Taxes", a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment resulted in a valuation allowance on our deferred tax assets of $13,697 and $15,699 at December 31, 2024 and 2023, respectively.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides guidance for additional disclosures around the tax rate reconciliation and other tax disclosures. The standard will become effective for the annual reporting period beginning on January 1, 2025 for Fuel Tech. Application of the amendments should be applied prospectively but retrospective application is permitted. The Company is reviewing the impact of this new pronouncement and expects to incorporate the additional disclosures prospectively in the Tax note when the ASU is adopted.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose in the notes to their financial statements disaggregated information about certain costs and expenses in both annual and interim filings. The standard will become effective for the annual reporting period beginning January 1, 2027 for Fuel Tech. The Company is reviewing the impact of this new pronouncement and expects to incorporate the additional disclosures in the relevant footnotes when the ASU is adopted.

2024 versus 2023

Highlights for the year ended December 31, 2024, compared to 2023:

	For the years ended December 31,
	2024	2023	Change
Revenues	$25,133	$27,081	$(1,948)
Costs and expenses:
Cost of sales	14,510	15,425	(915)
Selling, general and administrative	13,761	12,803	958
Research and development	1,564	1,511	53
Total costs and expenses	29,835	29,739	96
Operating loss	(4,702)	(2,658)	(2,044)
Interest expense	—	(21)	21
Interest income	1,251	1,300	(49)
Other income (expense), net	1,585	(90)	1,675
Loss before income taxes	(1,866)	(1,469)	(397)
Income tax expense	(77)	(69)	(8)
Net loss	$(1,943)	$(1,538)	$(405)

Revenues

Revenues for the years ended December 31, 2024 and 2023 were $25,133 and $27,081, respectively. The year-over-year decrease of $1,948 or 7%, was driven by the decrease in revenue in our APC technology segment in our U.S. operations, partially offset by an increase in our FUEL CHEM technology segment revenues. Our U.S. revenues decreased by $3,595, or 17%, from $21,397 in 2023 to $17,802 in 2024, and our international revenues increased by $1,647, or 29%, from $5,684 in 2023 to $7,331 in 2024.

Revenues for the APC technology segment were $11,242 for the year ended December 31, 2024, a decrease of $2,241, or 17%, versus fiscal 2023. The decrease in APC revenue for the twelve-month period ending December 31, 2024 in comparison to the prior year amount was principally related to the timing of project execution and customer driven delays. Consolidated APC backlog was $6,175 and $7,458 at December 31, 2024 and 2023, respectively. Our backlog at December 31, 2024 consists of U.S. domestic projects totaling $1,877 and international projects totaling $4,298.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2024 were $13,891, an increase of $293, or 2%, versus fiscal 2023. The increase in FUEL CHEM revenue was due primarily to renewed orders from previously dormant customers as well as the addition of a new customer following a successful site demonstration. We remain focused on attracting new customers in our FUEL CHEM business for both coal and non-coal applications. Our ability to attract new coal customers continues to be affected by the electric demand market, fuel switching as a result of low natural gas prices, and growth of renewable wind and solar power.

Cost of sales and gross margin

Consolidated cost of sales for the years ended December 31, 2024 and 2023 was $14,510 and $15,425, respectively. Consolidated gross margin percentages for the years ended December 31, 2024 and 2023 were 42% and 43%, respectively. The gross margins for the APC technology segment decreased to 37% in 2024 from 38% in 2023. The overall decrease in gross margin in the APC technology segment is primarily due to product and project mix. Gross margin percentage for the FUEL CHEM technology segment decreased to 46% from 48% for the years ended December 31, 2024 and 2023. This decrease is primarily due to demonstration costs and other administrative costs associated with new and previously dormant accounts.

Selling, general and administrative

Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 were $13,761 and $12,803, respectively. The increase of $958, or 7%, is primarily attributed to the following:

•	An increase in employee related costs of $542
•	An increase in professional services and other expenses of $251
•	An increase in depreciation expense of $122
•	An increase in office and administrative costs relating to our foreign subsidiaries of $43

Depreciation and Amortization

Depreciation and amortization are calculated using the straight-line method and included in selling, general and administrative expense. For the years ended December 31, 2024 and 2023, the Company recorded depreciation of $403 and $281 and amortization of $57 and $61, respectively.

Research and development

Research and development expenses were $1,564 and $1,511 for the years ended December 31, 2024 and 2023, respectively. The expenditures in our research and development expenses were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. Expenditures were mainly attributed to water treatment technologies and more specifically, our DGI® Dissolved Gas Infusion Systems, an innovative alternative to current gas transfer and chemical replacement technologies. This infusion process has a variety of applications in the water and wastewater segments, including irrigation, treatment of natural waters, supply of oxygen for biological remediation, wastewater odor management, pH adjustment, re-carbonization, etc. DGI® technology benefits include improved treatment performance and reduced treatment time, and the potential for reduced energy consumption, along with lower installation and operating costs. Third party validation testing of the efficiency of transferring oxygen to a treatment basin has been completed and results have been published.

Interest income

Interest income was $1,251 for the year ended December 31, 2024 compared to $1,300 for the same period in 2023. Interest income decreased due to a decrease in the balance held in money market funds.

Other income (expense), net

Other income, net was $1,585 for the year ended December 31, 2024 compared to Other expense, net of $90 for the same period in 2023. The increase of $1,675 is due primarily to the employee retention credit.

Income tax expense

For the year ended December 31, 2024, we recorded an income tax expense of $77 on pre-tax loss of $1,866. Our effective tax rates were (2.9)% and (4.8)% for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2023, we recorded an income tax expense of $69 on pre-tax income of $1,469. The effective tax rate for the year ended December 31, 2024 differed from the federal statutory rate of 21% as a result of establishing a deferred tax liability associated with a certain book-to-tax timing difference.

Liquidity and Sources of Capital

At December 31, 2024, we had cash and cash equivalents of $8,510 (which includes $631 of cash equivalents) and working capital of $23,764 versus cash and cash equivalents of $17,578 (which includes $5,083 of cash equivalents) and working capital of $32,633 at December 31, 2023. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities used cash of $3,433 for the year ended December 31, 2024, primarily due to the employee retention credit receivable of $1,677, an increase in accounts receivable balances of $1,127, a decrease in accrued liabilities and other non-current liabilities of $312, and adjustments for non-cash items from our net loss from continuing operations for non-cash interest income on held-to-maturity securities of $132, partially offset by a decrease in prepaid expenses, other current assets, and other non-current assets of $292, an increase in accounts payable balances of $519, a decrease in inventory balances of $41, and adjustments for non-cash items from our net loss from continuing operations for depreciation and amortization of $460 and stock compensation expense of $446.

Operating activities provided cash of $696 for the year ended December 31, 2023, primarily due to a decrease in accounts receivable balances of $1,039 and an increase in accrued expenses and other non-current liabilities of $1,239, partially offset by an increase in accounts payable balances of $295 and adjustments for non-cash items from our net loss from continuing operations for interest income on held-to-maturity securities of $433, depreciation and amortization of $342 and stock compensation expense of $389.

Investing activities used cash of $5,443 and $6,444 for the years ended December 31, 2024 and 2023, respectively. Investing activities for the years ended December 31, 2024 and 2023 primarily consisted of purchases of HTM debt securities as investments of $18,060 and $14,026, respectively, and the purchases of equipment and patent related costs of $378 and $418, respectively. Investing activities for the years ended December 31, 2024 and 2023 were partially funded by the maturities of debt securities of $12,995 and $8,000, respectively.

Financing activities used cash of $95 and provided cash of $42 for the years ended December 31, 2024 and 2023. In 2024, the financing activity was related to taxes paid on behalf of equity award participants on the vesting of restricted stock units. In 2023, the financing activity was related to proceeds from the exercise of stock options.

We continue to monitor our liquidity needs and in response to our recent periods of net losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. We have evaluated our ongoing business needs and considered the cash requirements of our base business of Air Pollution Control and FUEL CHEM. This evaluation included consideration of customer and revenue trends in our APC and FUEL CHEM business segments, current operating structure and expenditure levels, and other research and development initiatives.  Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and FUEL CHEM businesses. We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

We expect capital expenditures in 2025 for the DGI® business, maintenance of field equipment, computer and systems, and general office equipment. We expect to fund our capital expenditures with cash from operations or cash on hand.

The Company's investment policy provides for $20,000 in funds at BMO Harris Bank (BMO Harris) to be invested in held-to-maturity debt securities of United States (US) Treasuries, including Notes, Bonds, and Bills, or US Government Agency securities. The funds are held in money market funds until they are invested in those securities. The investments are structured to create a maturity “ladder” where the proceeds from maturities are re-invested to maintain a balance of short- and long-term investments based on the expected business needs. Maturities are between three and thirty-six months.

The Company's Investment Collateral Security agreement with BMO Harris is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At December 31, 2024, the Company had outstanding standby letters of credit totaling approximately $1,860 under the Investment Collateral Security agreement. At December 31, 2024, the investments held as collateral totaled $2,790. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The outstanding standby letters of credit mature as follows:

	Total	2025	2026	Thereafter
Standby letters of credit and bank guarantees	$1,860	$1,166	$694	$—
Total	$1,860	$1,166	$694	$—

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

We are also exposed to changes in interest rates primarily due to our debt arrangement (refer to Note 11 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the year ended December 31, 2024.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fuel Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fuel Tech, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The Company performed its impairment analysis as of October 1, 2024. As part of the impairment assessment, the Company’s management determined that the fair value of the FUEL CHEM reporting unit exceeded its carrying value. As a result, no impairment charge was recorded in the consolidated statement of operations for the year ended December 31, 2024. Key financial assumptions used to determine the discounted cash flows of the reporting unit were developed by management.

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

Chicago, Illinois
March 4, 2025

Fuel Tech, Inc.

Consolidated Balance Sheets

(in thousands of dollars, except share and per-share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,510	$17,578
Short-term investments	10,184	12,136
Accounts receivable, less current expected credit loss of $106 and $111, respectively	9,368	6,729
Inventories, net	397	439
Prepaid expenses and other current assets	1,160	1,439
Total current assets	29,619	38,321
Property and equipment, net	5,084	4,539
Goodwill	2,116	2,116
Other intangible assets, net	327	358
Right-of-use operating lease assets	585	609
Long-term investments	10,875	3,664
Other assets	191	781
Total assets	$48,797	$50,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,915	$2,421
Accrued liabilities:
Operating lease liabilities - current	77	81
Employee compensation	1,248	1,252
Other accrued liabilities	1,615	1,934
Total current liabilities	5,855	5,688
Operating lease liabilities - non-current	548	533
Deferred income taxes	176	172
Other liabilities	263	281
Total liabilities	6,842	6,674
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,767,329 and 31,361,303 shares issued, and 30,708,273 and 30,385,297 shares outstanding in 2024 and 2023, respectively	317	313
Additional paid-in capital	165,295	164,853
Accumulated deficit	(119,472)	(117,529)
Accumulated other comprehensive loss	(1,915)	(1,748)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost (Note 5)	(2,346)	(2,251)
Total stockholders’ equity	41,955	43,714
Total liabilities and stockholders’ equity	$48,797	$50,388

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Operations

(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2024	2023
Revenues	$25,133	$27,081
Costs and expenses:
Cost of sales	14,510	15,425
Selling, general and administrative	13,761	12,803
Research and development	1,564	1,511
Total costs and expenses	29,835	29,739
Operating loss	(4,702)	(2,658)
Interest expense	—	(21)
Interest income	1,251	1,300
Other income (expense), net	1,585	(90)
Loss before income taxes	(1,866)	(1,469)
Income tax expense	(77)	(69)
Net loss	$(1,943)	$(1,538)
Net loss per common share:
Basic net loss per common share	$(0.06)	$(0.05)
Diluted net loss per common share	$(0.06)	$(0.05)
Weighted-average number of common shares outstanding:
Basic	30,572,000	30,348,000
Diluted	30,572,000	30,348,000

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands of dollars)

	For the years ended December 31,
	2024	2023
Net loss	$(1,943)	$(1,538)
Other comprehensive loss:
Foreign currency translation adjustments	(167)	(20)
Total other comprehensive loss	(167)	(20)
Comprehensive loss	$(2,110)	$(1,558)

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Nil Coupon Perpetual Loan	Treasury
	Shares	Amount	Capital	Deficit	Loss	Notes	Stock	Total
Balance at December 31, 2022	30,296	313	164,422	(115,991)	(1,728)	76	(2,251)	$44,841
Net loss	—	—	—	(1,538)	—	—	—	(1,538)
Foreign currency translation adjustments	—	—	—	—	(20)	—	—	(20)
Stock compensation expense	—	—	389	—	—	—	—	389
Exercise of stock options	44	—	42	—	—	—	—	42
Common shares issued upon vesting of restricted stock units	45	—	—	—	—	—	—	—
Balance at December 31, 2023	30,385	313	164,853	(117,529)	(1,748)	76	(2,251)	$43,714
Net loss	—	—	—	(1,943)	—	—	—	(1,943)
Foreign currency translation adjustments	—	—	—	—	(167)	—	—	(167)
Stock compensation expense	—	—	446	—	—	—	—	446
Common shares issued upon vesting of restricted stock units	406	4	(4)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(83)	—	—	—	—	—	(95)	(95)
Balance at December 31, 2024	30,708	$317	$165,295	$(119,472)	$(1,915)	$76	$(2,346)	$41,955

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Cash Flows

(in thousands of dollars)

	For the years ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(1,943)	$(1,538)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	403	281
Amortization	57	61
Loss on sale of equipment	—	10
Non-cash interest income on held-to-maturity securities	(132)	(433)
Provision for credit losses, net of recoveries	(4)	—
Deferred income taxes	4	(5)
Stock-based compensation, net of forfeitures	446	389
Changes in operating assets and liabilities:
Accounts receivable	(1,127)	1,039
Employee retention credit receivable	(1,677)	—
Inventories	41	(46)
Prepaid expenses, other current assets and other non-current assets	292	(6)
Accounts payable	519	(295)
Accrued liabilities and other non-current liabilities	(312)	1,239
Net cash (used in) provided by operating activities	(3,433)	696

INVESTING ACTIVITIES
Purchases of equipment and patents	(378)	(418)
Purchases of debt securities	(18,060)	(14,026)
Maturities of debt securities	12,995	8,000
Net cash used in investing activities	(5,443)	(6,444)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	42
Taxes paid on behalf of equity award participants	(95)	—
Net cash (used in) provided by financing activities	(95)	42
Effect of exchange rate fluctuations on cash	(97)	(44)
Net decrease in cash and cash equivalents	(9,068)	(5,750)
Cash and cash equivalents at beginning of period	17,578	23,328
Cash and cash equivalents at end of period	$8,510	$17,578

Supplemental Cash Flow Information:
Cash income taxes paid, net	$52	$12
Non-cash transfer from other non-current assets to property and equipment	597	—

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

International revenues were $7,331 and $5,684 for the years ended December 31, 2024 and 2023, respectively. These amounts represented 29% and 21% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. We have a foreign office in Gallarate, Italy.

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

Political, Geopolitical and Unexpected Events

Management cannot predict the full impact of political, geopolitical and unexpected events which may impact new or existing projects and prices and availability of raw materials, energy and other materials. These events may also impact energy and regulatory policy nationally or regionally for the impacted regions. Such disruptions could have a material adverse effect on our business and financial results. The Company continues to monitor the potential impacts on the business.

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

•

Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2024 and 2023.

Cash and cash equivalents

We consider all highly liquid debt investments with original maturities from the date of purchase of three months or less as cash equivalents. Cash equivalents include investments in money market funds. At December 31, 2024, we had cash on hand of approximately $548 at our Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China. Cash on hand at our Italy subsidiary totaled approximately $1,176 at December 31, 2024. Cash on hand at our Chilean subsidiary totaled approximately $159 at December 31, 2024.

The following table provides a reconciliation of cash and cash equivalents reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2024	December 31, 2023
Cash	$7,879	$12,495
Cash equivalents	631	5,083
Total cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$8,510	$17,578

Investments

The Company's investment policy provides for $20,000 in funds at BMO Harris Bank (BMO Harris) to be invested in held-to-maturity debt securities. A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 11). At December 31, 2024, the amount of funds collateralized under the Investment Collateral Security agreement is $2,790 relating to existing standby letters of credit that is comprised of $1,860 with varying maturity dates and expire no later than June 30, 2026.

Our investments in debt securities consist of United States (US) Treasury securities, including Notes, Bonds, and Bills, and US Government Agency securities, which are designated as held-to-maturity (HTM) and stated at amortized cost. The Company has the positive intent and ability to hold these investments to maturity and does not expect to sell any debt securities before maturity to settle an obligation under the Investment Collateral Security agreement. The typical maturities of our HTM investments range from three to thirty-six months. HTM debt investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. HTM debt investments with original maturities at the date of purchase greater than approximately three months and remaining maturities of less than one year are classified as short-term investments. HTM debt investments with remaining maturities beyond one year are classified as long-term investments. Interest income, including amortization of premium and accretion of discount, are included on the Consolidated Statements of Operations in Interest income under the effective yield method. Accrued interest is included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Due to the creditworthiness of the entities issuing these securities, there is no impairment recorded related to the unrealized losses.

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities:

	December 31,
	2024	2023
Held-to-maturity debt securities:
Amortized cost	$21,059	$15,800
Gross unrecognized gains	50	—
Gross unrecognized losses	(33)	(86)
Fair value	$21,076	$15,714

The following table provides the amortized cost and fair value of debt securities by maturities at December 31, 2024:

	Amortized Cost	Fair Value
Within one year	$10,184	$10,200
After one year through two years	10,875	10,876
Total	$21,059	$21,076

Foreign Currency Risk Management

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

Accounts Receivable

Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes contract assets, billings occurring subsequent to revenue recognition under Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers. At December 31, 2024 and 2023, unbilled receivables were approximately $2,075 and $2,285, respectively. Refer to Note 2 for further detail.

Allowance for Credit Losses

Fuel Tech measures expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts per the guidance set forth in Accounting Standards Update (ASU) 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). For trade receivables and other financial instruments, we use a forward-looking expected loss model for recognizing credit losses which reflects losses that are probable.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2023	$110	$24	$(23)	$111
2024	$111	$—	$(5)	$106

Prepaid expenses and other current assets

Prepaid expenses and other current assets are short-term commitments of typically three to six months for future payments and can be redeemed at a discount or applied to future vendor payments.

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At December 31, 2024 and 2023, inventory included equipment constructed for resale of$176 and $207, respectively, and spare parts, net of reserves of $221 and $232, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as other assets was $44 and $618 as of December 31, 2024 and 2023, respectively.

Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. The excess and obsolete inventory reserve balance was $613 at  December 31, 2024 and 2023.

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

Accumulated Other Comprehensive Loss

	December 31,
	2024	2023
Foreign currency translation
Balance at beginning of period	$(1,748)	$(1,728)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(167)	(20)
Balance at end of period	$(1,915)	$(1,748)
Total accumulated other comprehensive loss	$(1,915)	$(1,748)

(1)	In all periods presented, there were no tax impacts related to functional currency translation adjustments.

Research and Development

Research and development costs are expensed as incurred, except in the case of costs incurred related to capitalizable equipment. Research and development projects funded by customer contracts are reported as part of cost of goods sold. Internally funded research and development expenses are reported as operating expenses.

Product/System Warranty

We typically warrant our air pollution control products and systems against defects in design, materials and workmanship for one to two years. A provision for estimated future costs relating to warranty expense is recorded when the products/systems become commercially operational.

Goodwill

Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill of our reporting units is assigned upon acquisition after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. We have two reporting units for goodwill evaluation purposes: the FUEL CHEM technology reporting unit and the APC technology reporting unit. There is no goodwill associated with our APC technology reporting unit. The entire goodwill balance of $2,116 was allocated to the FUEL CHEM technology reporting unit as of December 31, 2024 and 2023.

Goodwill is tested for impairment at least annually as of the first day of our fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of our reporting units to their carrying values. We use a discounted cash flow (DCF) model to determine the current fair value of our FUEL CHEM reporting unit. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. Fuel Tech performed its annual goodwill impairment analysis as of October 1, 2024 and determined that no impairment of goodwill existed. The Company did not recognize a charge for goodwill impairment for the periods ended December 31, 2024 and 2023.

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

During the years ended December 31, 2024 and 2023, Fuel Tech recorded no patent or trademark abandonment charges.

Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. The third-party costs capitalized as patent costs during the years ended December 31, 2024 and 2023 were $26 and $28, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.

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

Amortization expense from continuing operations for intangible assets was $57 and $61 for the years ended December 31, 2024 and 2023, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2024 and 2023, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2024			2023
Description of Other Intangibles	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent assets	1 - 20	852	(525)	327	826	(468)	358
Total		$852	$(525)	$327	$826	$(468)	$358

The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2025	$36
2026	35
2027	35
2028	35
2029	29
Thereafter	157
Total	$327

Property and Equipment

Property and equipment is stated at historical cost and does not include capital in process expenditures yet to be capitalized. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $403 and $281 for the years ended December 31, 2024 and 2023, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2024 and 2023, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life (years)	2024	2023
Land		$1,050	$1,050
Building	39	3,950	3,950
Building and leasehold improvements	3 - 39	2,677	2,655
Field equipment	3 - 4	13,004	12,100
Computer equipment and software	2 - 3	2,017	2,049
Furniture and fixtures	3 - 10	1,305	1,307
Vehicles	5	37	32
Construction in process		2	99
Total cost		24,042	23,242
Less accumulated depreciation		(18,958)	(18,703)
Total net book value		$5,084	$4,539

Property and equipment is reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. We performed a detailed analysis of potential long-lived asset impairment during the fourth quarter of 2024 and determined no impairment exists. There was no impairment recorded during 2024 or 2023

Revenue Recognition

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

Stock-Based Compensation

Our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2024 Long-Term Incentive Plan (2024 Plan), was adopted in June 2024 and replaced our prior incentive plan which was approved by our stockholders in 2014 (LTIP). No further grants will be made from the LTIP. Awards granted under the LTIP that were outstanding upon adoption of the 2024 Plan will be added to the shares available to be used for future awards to participants in the Incentive Plans if the awards are forfeited or otherwise canceled or upon expiration. The 2024 Plan and LTIP are referred to collectively as the Incentive Plans.

The Incentive Plans allow for awards to be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plans may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,215,272 shares that may be issued or reserved for awards to participants under the Incentive Plans as of December 31, 2024. Based on the existing issued or reserved awards under the Incentive Plans, there are 2,957,150 shares available to be used for future awards to participants in the Incentive Plans as of December 31, 2024.

Defined Contribution Plan

We have a retirement savings plan available for all our U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by the employees with additional contributions made at the discretion of the Board of Directors. Costs related to this plan were $249 and $233 in 2024 and 2023, respectively.

Basic and Diluted Earnings per Common Share

Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes (see Note 6). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. At December 31, 2024 and 2023, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss. At December 31, 2024 and 2023, we had weighted-average outstanding equity awards of 168,900 and 390,900, respectively, and 2,850,000 warrants in both periods, which were antidilutive or represent out-of-the-money options for the purpose of calculation of the diluted earnings per share. As of December 31, 2024 and 2023, 274,900 and 246,500 incremental equity awards were antidilutive, respectively, because of the net loss in the year then ended. These equity awards could potentially dilute basic EPS in future years.

The table below sets forth the weighted-average shares used at December 31, in calculating earnings (loss) per share:

	2024	2023
Basic weighted-average shares	30,572,000	30,348,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested restricted stock units	—	—
Diluted weighted-average shares	30,572,000	30,348,000

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

For the year ended December 31, 2024, we had two customers which individually represented greater than 10% of revenues. These two customers contributed revenues to the FUEL CHEM technology segment. In total these two customers represented 27% of consolidated revenues. We had no customer that accounted for greater than 10% of our current assets as of December 31, 2024.

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

Treasury Stock

We use the cost method to account for common stock repurchases. During the year ended December 31, 2024, we withheld 83,050 shares of our common stock, valued at approximately $95, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. There were no shares withheld during the year ended  December 31, 2023 to settle personal tax withholding obligations as a result of restricted stock unit vesting. Refer to Note 5, “Treasury Stock,” for further discussion.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides guidance for additional disclosures around the tax rate reconciliation and other tax disclosures. The standard will become effective for the annual reporting period beginning on January 1, 2025 for Fuel Tech. Application of the amendments should be applied prospectively but retrospective application is permitted. The Company is reviewing the impact of this new pronouncement and expects to incorporate the additional disclosures in the Tax note when the ASU is adopted.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose in the notes to their financial statements disaggregated information about certain costs and expenses in both annual and interim filings. The standard will become effective for the annual reporting period beginning January 1, 2027 for Fuel Tech. The Company is reviewing the impact of this new pronouncement and expects to incorporate the additional disclosures in the relevant footnotes when the ASU is adopted.

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

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1,677 as other income on the Consolidated Statement of Operations for the year ended December 31, 2024 and as a component of Accounts Receivable on the Consolidated Balance Sheet as of December 31, 2024.

2.     REVENUE RECOGNITION

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Twelve Months Ended December 31,
	2024	2023
Air Pollution Control
Technology solutions	$7,897	$9,497
Spare parts	1,616	2,239
Ancillary revenue	1,729	1,747
Total Air Pollution Control technology	11,242	13,483
FUEL CHEM
FUEL CHEM technology solutions	13,891	13,598
Total Revenues	$25,133	$27,081

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Twelve Months Ended December 31,
	2024	2023
United States	$17,802	$21,397
Foreign Revenues
Americas	924	577
Europe	2,146	2,558
South Africa	2,570	163
Pacific Rim and other	1,691	2,386
Total Foreign Revenues	7,331	5,684
Total Revenues	$25,133	$27,081

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Twelve Months Ended December 31,
	2024	2023
Products transferred at a point in time	$17,236	$17,584
Products and services transferred over time	7,897	9,497
Total Revenues	$25,133	$27,081

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. In our APC technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2024, 2023, and 2022 contract assets for APC technology projects were approximately $2,075, $2,285, and $3,082, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $721, $1,279, and $372 at December 31, 2024, 2023, and 2022, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the year ended  December 31, 2024, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $1,276 and $368 for the years ended December 31, 2024 and 2023, respectively, which represented primarily revenue from progress toward completion of our APC technology contracts.

As of December 31, 2024 and 2023 we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of APC technology booked orders for which work has not been performed. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $6,175. The Company expects to recognize revenue on approximately $4,515 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

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

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	December 31, 2024	December 31, 2023
Trade receivables	$5,375	$4,300
Unbilled receivables	2,075	2,285
Receivable for employee retention credit	1,677	—
Other short-term receivables	347	255
Allowance for credit losses	(106)	(111)
Total accounts receivable	$9,368	$6,729

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (IRA) of 2022, which, among other things, imposes a new 15% corporate Alternative Minimum Tax (AMT) based on audited financial statement income ("AFSI") applicable to corporations with a three-year average AFSI over $1 billion. The AMT was effective starting with the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury in late December 2022, the Company was not subject to the AMT in 2023 or 2024. Further, the Company believes that it is more likely than not it will not be subject to the AMT beginning 2025. The Company continues to evaluate the impacts of the Inflation Reduction Act of 2022 but does not expect this legislation to have a material impact on the Company's financial statements.

For tax years beginning before January 1, 2022, taxpayers can make an election with respect to research and experimental (R&E) expenditures incurred in connection with a trade or business to either currently deduct or defer and amortize such expenditures over a period of not less than 60 months. However, the Tax Cuts and Jobs Act of 2017 (TCJA) requires taxpayers to capitalize R&E expenditures effective for taxable years beginning after December 31, 2021. R&E expenditures attributable to US-based research must be amortized over a period of 5 years and R&E expenditures attributable to research conducted outside of the US must be amortized over a period of 15 years. Further, the statute provides that the definition of R&E expenditures includes amounts paid or incurred in connection with the development of any software.  The Company has recorded a deferred tax asset of $2,233 related to research and experimental expenditures for the year ending December 31, 2024.

The U.S. Tax Cuts and Jobs Act of 2017, or the Tax Act, imposed a mandatory transition tax on accumulated foreign earnings as of December 31, 2017 and created a new territorial tax system in which we recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the years ended December 31, 2024 and 2023, we incurred income tax expense under the global intangible low-taxed income, or GILTI, provisions and have treated it as a component of income tax expense in the period incurred.

The components of loss before taxes for the years ended December 31, are as follows:

Origin of loss before taxes	2024	2023
United States	$(1,740)	$(1,772)
Foreign	(126)	303
Loss before income taxes	$(1,866)	$(1,469)

Significant components of income tax expense for the years ended December 31, are as follows:

	2024	2023
Current:
Federal	$—	$—
State	(51)	(19)
Foreign	(22)	(55)
Total current	(73)	(74)
Deferred:
Federal	(2)	2
State	(2)	3
Total deferred	(4)	5
Income tax expense	$(77)	$(69)

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the years ended December 31, is as follows:

	2024	2023
Provision at the U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	4.9%	4.7%
Foreign tax rate differential	0.2%	(0.6)%
Valuation allowance	105.6%	(4.9)%
Chile outside basis differential	(0.8)%	—%
Italy IRES/IREP	—%	(3.8)%
Accrual to return	2.1%	(5.8)%
Research and development credit	11.2%	5.4%
State rate change	0.9%	(1.4)%
Share based compensation	(9.0)%	(6.7)%
Net Operating Loss expiration	(144.3)%	—%
Other Deferred true up	6.4%	(6.6)%
Global Intangible Low-Taxed Income (GILTI) inclusion	—%	(4.4)%
Other	(1.1)%	(1.7)%
Income tax expense effective rate	(2.9)%	(4.8)%

The deferred tax assets and liabilities at December 31 are as follows:

	2024	2023
Deferred tax assets:
Stock compensation expense	$80	$250
Royalty accruals	10	10
Bad debt allowance	51	52
Net operating loss carryforwards	9,067	12,048
Credit carry-forwards	1,472	1,134
Inventory reserve	154	153
Depreciation	433	548
Research and Development Costs	2,233	1,053
Other	399	606
Total deferred tax assets	13,899	15,854
Deferred tax liabilities:
Goodwill	(296)	(238)
Intangible assets	(82)	(89)
Total deferred tax liabilities	(378)	(327)
Net deferred tax asset before valuation allowance	13,521	15,527
Valuation allowances for deferred tax assets	(13,697)	(15,699)
Net deferred tax liability	$(176)	$(172)

The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2023	$15,627	72	—	$15,699
2024	$15,699	(2,002)	—	$13,697

For the years ended December 31, 2024 and 2023, there were $0 and $42 exercises of stock options, respectively.

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

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

Year	Balance at January 1	Change in positions taken in a current period	Balance at December 31
2023	$293	33	$326
2024	$326	144	$470

If upon examination interest and penalties related to unrecognized tax benefits were assessed, they would be included in income tax expense for all periods presented. There were no interest and penalties recognized in income tax expense during the years ended December 31, 2024 and 2023. There were no unrecognized tax benefits as of December 31, 2024 and 2023. There is unrecognized tax benefit of $470 and $326 for the years ended December 31, 2024 and 2023, respectively, that would impact the future effective tax rate, if recognized.  We believe the unrecognized tax benefit will change in the next twelve months, either due to the generation or utilization of research and development credits.  We are unable to estimate the amount of change.  Tax years December 31, 2014 through December 31, 2024 remain open to assessment related to the unrecognized tax benefit.

We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2021 through 2023; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2016 through 2023 based on local statutes.

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

As required by ASC 740, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We have approximately $27,054 of U.S. net operating loss carryforwards available to offset future U.S. taxable income as of December 31, 2024.  The net operating loss carry-forwards related to tax losses generated in years ending December 31, 2018 and before in the U.S. totaling $8,378 begin to expire in 2036.  Further, we have tax loss carry-forwards of approximately $6,459 available to offset future foreign income in Italy as of December 31, 2024. We have recorded a full valuation allowance against the deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to utilize the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated in prior years in Italy. Finally, we have tax loss carry-forwards of approximately $1,098 available to offset future foreign income in China as of December 31, 2024.

As of December 31, 2019, the investment in Fuel Tech S.p.A (Chile) was no longer considered to be indefinite and a provision for deferred U.S. income taxes was recorded. As of December 31, 2023, the provision for deferred U.S. income taxes related to the Fuel Tech S.p.A (Chile) investment was $149. As of December 31, 2024, Fuel Tech S.p.A (Chile) was still included in continuing operations. As a result an additional ($13) was recorded, adjusting the total consideration to $136. The deferred income taxes associated with this investment are offset by a valuation allowance of ($136).

4.     COMMON STOCK

At December 31, 2024 and 2023, respectively, we had 31,767,329 and 31,361,303 shares of common stock issued and 30,708,273 and 30,385,297 outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 6). As of December 31, 2024, we had 4,215,272 shares reserved for issuance upon the exercise or vesting of equity awards, of which 176,000 are stock options that are currently exercisable (see Note 8).

5.     TREASURY STOCK

Common stock held in treasury totaled 1,059,056 and 976,006 with a cost of $2,346 and $2,251 at December 31, 2024 and 2023, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the periods presented.

6.     NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

At December 31, 2024 and 2023, we had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (Loan Notes) outstanding. The Loan Notes are convertible at any time into common stock at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2024, the nil coupon loan notes were convertible into 6,715 shares of common stock. Based on our closing stock price of $1.05 at December 31, 2024, the aggregate fair value of the common stock that the holders would receive if all the loan notes were converted would be approximately $7, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of our dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheets. The notes do not hold distribution or voting rights unless and until converted into common stock.

For the years ended December 31, 2024 and 2023, there were no Loan Notes repurchased by the Company.

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

The issuance of warrants to purchase shares of the Company's common stock are summarized as follows:

Shares
Outstanding as of December 31, 2023	2,850,000
Granted	—
Exercised	—
Outstanding as of December 31, 2024	2,850,000

The following table summarizes information about warrants outstanding and exercisable at December 31, 2024:

	Number	Weighted-Average
	Outstanding/	Remaining Life	Weighted-Average
Range of Exercise Price	Exercisable	in Years	Exercise Price
$5.10	2,500,000	1.62	$5.10
$6.45	350,000	1.62	$6.45
	2,850,000

8.     STOCK-BASED COMPENSATION

Our stock-based employee compensation plan, referred to as the Fuel Tech, Inc. 2024 Long-Term Incentive Plan (2024 Plan), was adopted in June 2024 and replaced our prior incentive plan which was approved by our stockholders in 2014 (LTIP). No further grants will be made from the LTIP. The 2024 Plan and LTIP are referred to collectively as the Incentive Plans.

Under the Incentive Plans, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plans may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 4,215,272 shares that may be issued or reserved for awards to participants under the Incentive Plans. At December 31, 2024, we had 2,957,150 equity awards available for issuance under the Incentive Plans.

We did not record any excess tax benefits within income tax expense for the years ended December 31, 2024 and 2023. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general and administrative costs in our consolidated statements of operations. The components of stock-based compensation from continuing operations for the years ended December 31, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2024	2023
Stock options and restricted stock units, net of forfeitures	$446	$389
After-tax effect of stock based compensation	$446	$389

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

There were no stock options granted during the years ended December 31, 2024 and 2023.

The following table presents a summary of our stock option activity and related information for the years ended December 31:

	2024		2023
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	270,500	$3.09	384,500	$2.98
Granted	—	—	—	—
Exercised	—	—	(44,000)	0.96
Expired or forfeited	(94,500)	5.22	(70,000)	3.85
Outstanding at end of year	176,000	$1.94	270,500	$3.09
Exercisable at end of year	176,000	$1.94	270,500	$3.09
Weighted-Average Remaining Contractual Life (years)		1.18		1.56
Aggregate Intrinsic Value		$4		$4

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $1.05 as of December 31, 2024, which would have been received by the option holders had those options holders exercised their stock options as of that date.

The following table summarizes information about stock options outstanding at December 31, 2024:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.96 - $1.27	44,000	2.9	$0.97
$1.28 - $2.01	27,000	1.4	1.58
$2.02 - $2.44	105,000	0.4	2.44
	176,000	1.2	$1.94

As of and for the 12 months ended December 31, 2024, there was no non-vested stock option activity and no total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. There were no options exercised during the year ended December 31, 2024. Fuel Tech received proceeds of $42 from the exercise of stock options during the year ended December 31, 2023.  It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements. Shares received for exercise of stock options come from newly issued shares.

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

In addition to the time vested RSUs, in 2023 the Company entered into an Executive Performance RSU Award Agreement (the “Agreement”) with certain officers, including its President and Chief Executive Officer, Chief Financial Officer and Senior Vice President, Sales (each a “Participating Executive”) pursuant to which each Participating Executive will have the opportunity to earn a specified amount of RSUs based on Fuel Tech’s performance in 2023 and 2024. The target amount of RSUs for each of four possible RSU award components is set for each Participating Executive for 2023 and 2024.

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

There were 106,000 RSU awards granted to Participating Executives in 2024 based on the Company's performance during the year ended December 31, 2023. The amount, if any, of actual RSU awards to be issued for the year ended December 31, 2024 is contingent on performance by the Participating Executive and the Company in the performance areas and for the measurement periods set forth in the Agreement as determined by the Company.

During the years ended December 31, 2024 and 2023, there were 406,026 and 45,000 restricted stock units that vested with a grant date fair value of $536 and $62, respectively. As of December 31, 2024, there was $1,024 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.2 years.

A summary of restricted stock unit activity for the years ended December 31, 2024 and 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2022	767,048	$1.32
Granted	1,040,200	1.26
Forfeited	—	—
Vested	(45,000)	1.37
Unvested restricted stock units at December 31, 2023	1,762,248	1.29
Granted	151,000	1.09
Forfeited	(425,100)	1.26
Vested	(406,026)	1.32
Unvested restricted stock units at December 31, 2024	1,082,122	$1.26

Deferred Directors Fees

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech common stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2024 and 2023, there was no stock-based compensation expense under the Deferred Plan.

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

As of December 31, 2024, we had outstanding bank performance guarantees and letters of credit in the amount of $1,860 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees and letters of credit expire on dates ranging from April 2025 through June 2026. The expiration dates may be extended if the project completion dates are extended. Our management believes it is probable that these projects will be successfully completed and that there will not be a material adverse impact on our operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.

Product Warranties

Fuel Tech issues a standard product warranty with the sale of our products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. There was no change in the warranty liability included in the Other accrued liabilities line of the Consolidated Balance Sheet in 2024 and 2023. The warranty liability balance was $159 at December 31, 2024 and 2023.

10.     LEASES

The terms of the Company’s two primary office space lease arrangements are as follows:

•	The Gallarate, Italy building lease, for approximately 1,335 square feet, runs through April 30, 2031. This facility serves as the operating headquarters for our European operations.
•	The Aurora, IL warehouse lease, for approximately 11,000 square feet, runs through March 31, 2031. This facility serves as an outside warehouse facility.

The Company also has two additional operating leases related to certain office equipment and one short-term lease. Our leases have remaining lease terms of 0.3 years to 6.3 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense is as follows:

	2024	2023
Operating lease cost	$180	$188
Short-term lease cost	9	15
Total lease cost	$189	$203

The weighted average remaining lease terms were 6.18 years and 6.58 years as of December 31, 2024 and 2023, respectively. The weighted average discount rates were 8.25% and 8.00% as of December 31, 2024 and 2023, respectively.

Remaining maturities of our existing lease liabilities as of December 31, 2024 were as follows:

Year Ending December 31,	Operating Leases
2025	$125
2026	121
2027	125
2028	129
2029	131
Thereafter	171
Total lease payments	$802
Less imputed interest	(177)
Total	$625

The following is the balance sheet classification of our existing lease liabilities:

	2024	2023
Operating lease liabilities - current	$77	$81
Operating lease liabilities - non-current	548	533
Total operating lease liabilities	$625	$614

Supplemental cash flow information related to leases was as follows:

	For the Twelve Months ended December 31, 2024	For the twelve months ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$132	$150
Leased assets obtained in exchange for operating lease liabilities	95	533

11.     DEBT FINANCING

The Company's Investment Collateral Security agreement with BMO Harris is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At December 31, 2024, the Company had outstanding standby letters of credit totaling approximately $1,860 under the Investment Collateral Security agreement. At December 31, 2024, the investments held as collateral totaled $2,790. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Our Chief Executive Officer (CEO) serves as our Chief Operating Decision Maker (CODM) and is responsible for reviewing segment performance and making decisions regarding resource allocation. We evaluate performance and allocate resources based on revenue and gross margin by reportable segment. We do not allocate selling, general and administrative expenses, interest, other non-operating income or expense items, or taxes to segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. We do not review assets by reportable segment, but rather, in aggregate for the Company as a whole.

Information about reporting segment net sales and gross margin from continuing operations are provided below:

For the year ended December 31, 2024	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$11,242	$13,891	$—	$25,133
Cost of sales	(7,050)	(7,460)	—	(14,510)
Gross margin	4,192	6,431	—	10,623
Selling, general and administrative	—	—	(13,761)	(13,761)
Research and development	—	—	(1,564)	(1,564)
Operating income (loss) from continuing operations	$4,192	$6,431	$(15,325)	$(4,702)

For the year ended December 31, 2023	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$13,483	$13,598	$—	$27,081
Cost of sales	(8,410)	(7,015)	—	(15,425)
Gross margin	5,073	6,583	—	11,656
Selling, general and administrative	—	—	(12,803)	(12,803)
Research and development	—	—	(1,511)	(1,511)
Operating income (loss) from continuing operations	$5,073	$6,583	$(14,314)	$(2,658)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area. We manage our assets on a total company basis, not by operating segment. Therefore, our CODM does not regularly review any asset information by operating segment and accordingly, we do not report asset information by operating segment.

For the years ended December 31,	2024	2023
Revenues:
United States	$17,802	$21,397
Other Foreign	7,331	5,684
	$25,133	$27,081

As of December 31,	2024	2023
Assets:
United States	$44,430	$46,487
Foreign	4,367	3,901
	$48,797	$50,388

13.     RESTRUCTURING ACTIVITIES

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China (Beijing Fuel Tech). This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business includes staff rationalization, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the remaining activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $3 as of December 31, 2024) and those related to subsidiary closure.

The following table presents our revenues and net loss in China for the years ended December 31, 2024 and 2023:

	2024	2023
Total revenues	$—	$2
Net loss	(53)	(50)

The following table presents net assets in China as of   December 31, 2024 and 2023:

	2024	2023
Total assets	$788	$846
Total liabilities	84	67
Total net assets	$704	$779

Total assets primarily consist of cash and other receivables. Total liabilities consist of accounts payable and certain accrued liabilities.

The Company recorded no restructuring charges for the years ended December 31, 2024 and 2023.

14.     ACCRUED LIABILITIES

The components of other accrued liabilities are as follows:

	As of
	December 31, 2024	December 31, 2023
Contract liabilities (Note 2)	$721	$1,279
Deferred revenue	360	103
Warranty reserve (Note 9)	159	159
Accrued professional fees	86	101
Other accrued liabilities	289	292
Total other accrued liabilities	$1,615	$1,934

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in our definitive Proxy Statement related to the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.

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

Other information concerning our directors and executive officers and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in our Proxy Statement related to the 2025 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item will be set forth under the caption “Executive Compensation” in our definitive Proxy Statement and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2024, under which our securities were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,258,122	$1.94	2,957,150

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for Years Ended December 31, 2024 and 2023

Consolidated Statements of Comprehensive Loss for Years Ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3)  Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/5/2006
3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/5/2006
3.3	Amended and Restated By-Laws of Fuel Tech, Inc. dated as of May 28, 2015		8-K		3.1	6/1/2015
4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	9/30/2009	4.1	11/4/2009
4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	9/30/2009	4.2	11/4/2009
4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	9/30/2009	4.3	11/4/2009
4.4*	Fuel Tech, Inc. 2014 Long-Term Incentive Plan		S-8		4.1	3/31/2014
4.5*	Fuel Tech, Inc. 2024 Long-Term Incentive Plan	X
4.6*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/2006	4.6	3/6/2007
4.7	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Non-Employee Director's Stock Option Agreement		10-Q	6/30/2014	4.2	8/11/2014
4.8*	Fuel Tech, Inc. Form of Common Stock Warrant		8-K		4.1	2/18/2021
4.9*	Fuel Tech, Inc. Form of Placement Agent Warrant		8-K		4.2	2/18/2021
4.10*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement (2014 Long-Term Incentive Plan)		10-Q	6/30/2014	4.1	8/11/2014
4.11*	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Stock Option Agreement		10-Q	3/31/2015	10.2	5/11/2015
4.12*	Form of 2023 Fuel Tech, Inc. Executive Performance RSU Agreement		8-K		99.1	5/10/2023

4.13*	Form of Change of Control Severance Agreement	8-K	99.2	5/10/2023
10.1	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.	8-K	99.1	2/7/2007
10.2*	2023 Corporate Incentive Plan of Fuel Tech, Inc.		8-K		99.1	3/3/2023
10.3*	2024 Corporate Incentive Plan of Fuel Tech, Inc.		8-K		99.1	3/28/2024
10.4*	2023 Corporate Objectives Plan of Fuel Tech, Inc.		8-K		99.2	3/3/2023
10.5*	2024 Corporate Objectives Plan of Fuel Tech, Inc.		8-K		99.2	3/28/2024
10.6*	2023 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/12/2022
10.7*	2024 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/08/2023
10.8*	2025 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/12/2024
10.9*	2023 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/12/2022
10.10*	2024 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/08/2023
10.11*	2025 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/12/2024
10.12*	Employment Agreement dated August 31, 2009, between William E. Cummings, Jr. and Fuel Tech, Inc.		10-K	12/31/2009	10.10	3/14/2010
10.13*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.		10-K	12/31/2011	10.21	3/5/2012
10.14*	Engagement Letter, dated February 11, 2021, by and between Fuel Tech, Inc. and H.C. Wainwright & Co.		8-K		1.1	2/18/2021
10.15*	Employment Agreement, dated July 8, 1996, between Ellen T. Albrecht and Fuel Tech, Inc.		10-K		10.13	3/8/2022
10.16*	Form of Securities Purchase Agreement		8-K		10.1	2/18/2021
10.17*	Form of Registration Rights Agreement		8-K		10.2	2/18/2021
19	Insider Trading Policy of Fuel Tech, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.1 INS	Inline XBRL Instance Document.

101.2 SCH	Inline XBRL Taxonomy Extension Schema Document.

101.3 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 4, 2025	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2025	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.

Date: March 4, 2025

Signature	Title

/s/ Vincent J. Arnone	President and Chief Executive Officer (Principal Executive Officer)
Vincent J. Arnone

/s/ Ellen T. Albrecht	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Ellen T. Albrecht

/s/ Douglas G. Bailey	Director
Douglas G. Bailey

/s/ Dennis L. Zeitler	Director
Dennis L. Zeitler

/s/ Sharon L. Jones	Director
Sharon L. Jones