Form 10-Q
period 2025-03-31
FUEL TECH, INC.
filed 2025-05-12
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2025

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

On April 30, 2025 there were outstanding 30,777,433 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the three-month period ended March 31, 2025

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$11,821	$8,510
Short-term investments	9,968	10,184
Accounts receivable, less current expected credit loss of $106 and $106, respectively	5,635	9,368
Inventories, net	534	397
Prepaid expenses and other current assets	1,188	1,160
Total current assets	29,146	29,619
Property and equipment, net of accumulated depreciation of $18,947 and $18,958, respectively	4,979	5,084
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $534 and $525, respectively	324	327
Right-of-use operating lease assets, net	566	585
Long-term investments	9,381	10,875
Other assets	197	191
Total assets	$46,709	$48,797
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,587	$2,915
Accrued liabilities:
Operating lease liabilities - current	75	77
Employee compensation	1,286	1,248
Other accrued liabilities	1,339	1,615
Total current liabilities	4,287	5,855
Operating lease liabilities - non-current	532	548
Deferred income taxes, net	176	176
Other liabilities	276	263
Total liabilities	5,271	6,842
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 31,852,657 and 31,767,329 shares issued, and 30,769,258 and 30,708,273 shares outstanding, respectively	318	317
Additional paid-in capital	165,405	165,295
Accumulated deficit	(120,211)	(119,472)
Accumulated other comprehensive loss	(1,780)	(1,915)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,370)	(2,346)
Total stockholders’ equity	41,438	41,955
Total liabilities and stockholders’ equity	$46,709	$48,797

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$6,382	$4,957
Costs and expenses:
Cost of sales	3,423	2,928
Selling, general and administrative	3,341	3,345
Research and development	570	376
	7,334	6,649
Operating loss	(952)	(1,692)
Interest income	279	311
Other (expense) income, net	(66)	1,673
(Loss) income before income taxes	(739)	292
Income tax expense	—	(11)
Net (loss) income	$(739)	$281
Net (loss) income per common share:
Basic net (loss) income per common share	$(0.02)	$0.01
Diluted net (loss) income per common share	$(0.02)	$0.01
Weighted-average number of common shares outstanding:
Basic	30,718,000	30,385,000
Diluted	30,718,000	30,756,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net (loss) income	$(739)	$281
Other comprehensive income (loss):
Foreign currency translation adjustments	135	(143)
Comprehensive (loss) income	$(604)	$138

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2024:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2023	30,385	$313	$164,853	$(117,529)	$(1,748)	$76	$(2,251)	$43,714
Net income	—	—	—	281	—	—	—	281
Foreign currency translation adjustments	—	—	—	—	(143)	—	—	(143)
Stock compensation expense	—	—	104	—	—	—	—	104
Balance at March 31, 2024	30,385	$313	$164,957	$(117,248)	$(1,891)	$76	$(2,251)	$43,956

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2025:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2024	30,708	$317	$165,295	$(119,472)	$(1,915)	$76	$(2,346)	$41,955
Net loss	—	—	—	(739)	—	—	—	(739)
Foreign currency translation adjustments	—	—	—	—	135	—	—	135
Stock compensation expense	—	—	110	—	—	—	—	110
Common shares issued upon vesting of restricted stock units	85	1	—	—	—	—	—	1
Taxes paid on behalf of equity award participants	(24)	—	—	—	—	—	(24)	(24)
Balance at March 31, 2025	30,769	$318	$165,405	$(120,211)	$(1,780)	$76	$(2,370)	$41,438

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities
Net (loss) income	$(739)	$281
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	164	80
Amortization	9	16
Non-cash interest income on held-to-maturity securities	(50)	(9)
Stock-based compensation, net of forfeitures	110	104
Changes in operating assets and liabilities:
Accounts receivable	3,768	1,250
Employee retention credit receivable	—	(1,677)
Inventory	(137)	(99)
Prepaid expenses, other current assets and other non-current assets	(28)	151
Accounts payable	(1,340)	(563)
Accrued liabilities and other non-current liabilities	(249)	(609)
Net cash provided by (used in) operating activities	1,508	(1,075)
Investing Activities
Purchases of equipment and patents	(65)	(114)
Purchases of debt securities	(993)	(7,641)
Maturities of debt securities	2,750	2,750
Net cash provided by (used in) investing activities	1,692	(5,005)
Financing Activities
Taxes paid on behalf of equity award participants	(24)	—
Net cash used in financing activities	(24)	—
Effect of exchange rate fluctuations on cash	135	(116)
Net increase (decrease) in cash and cash equivalents	3,311	(6,196)
Cash and cash equivalents at beginning of period	8,510	17,578
Cash and cash equivalents at end of period	$11,821	$11,382

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of Fuel Tech's financial position, cash flows, and results of operations for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2024 as filed with the Securities and Exchange Commission.

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

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1,677 as other income on the Statement of Operations for the year ended December 31, 2024 and as a component of Accounts Receivable on the Balance Sheet as of March 31, 2025.

2.     Summary of Significant Accounting Policies

Investments

The Company's investment policy provides for $20,000 in funds at BMO Harris Bank, N.A. (BMO Harris) to be invested in debt securities. The funds are held in money market funds until they are invested in those securities. A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 10). At March 31, 2025, the amount of funds collateralized under the Investment Collateral Security agreement is $3,186 relating to existing standby letters of credit that is comprised of $2,608 with varying maturity dates that expire no later than March 31, 2026 and $578 with the latest maturity date no later than  February 28, 2027.

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

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities:

	As of
Held-to-maturity debt securities:	March 31, 2025	December 31, 2024
Amortized cost	$19,349	$21,059
Gross unrecognized gains	59	50
Gross unrecognized losses	(12)	(33)
Fair value	$19,396	$21,076

The following table provides the amortized cost and fair value of debt securities by maturities at March 31, 2025:

	Amortized Cost	Fair Value
Within one year	$9,968	$9,984
After one year through two years	8,400	8,423
After two years through three years	981	989
Total	$19,349	$19,396

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At  March 31, 2025 and December 31, 2024, inventory included equipment constructed for resale of $176 and spare parts, net of reserves, of $358 and $221, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as Other assets was $46 and $44 as of  March 31, 2025 and December 31, 2024, respectively. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using the last used and original purchase dates and existing sales pipeline for which the inventory could be used.

Allowance for Credit Losses

The Company accounts for expected credit losses under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This guidance requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables and other financial instruments, we are required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable.

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

The following table provides the roll forward of the allowance for credit losses:

At January 1, 2024	$111
Provision charged to expense	—
(Write-offs) / Recoveries	(5)
At December 31, 2024	$106
Provision charged to expense	—
(Write-offs) / Recoveries	—
At March 31, 2025	$106

3.     Revenue

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended
	March 31,
	2025	2024
Air Pollution Control
Technology solutions	$571	$1,664
Spare parts	251	199
Ancillary revenue	481	455
Total Air Pollution Control technology revenues	1,303	2,318
FUEL CHEM
FUEL CHEM technology solutions	5,079	2,639
Total Revenues	$6,382	$4,957

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Three Months Ended
	March 31,
	2025	2024
United States	$5,359	$3,595
Foreign Revenues
Latin America	348	315
Europe	477	420
Africa	38	436
Asia	160	191
Total Foreign Revenues	1,023	1,362
Total Revenues	$6,382	$4,957

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended
	March 31,
	2025	2024
Products transferred at a point in time	$5,811	$3,293
Products and services transferred over time	571	1,664
Total Revenues	$6,382	$4,957

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In our Air Pollution Control (APC) technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. At March 31, 2025,  December 31, 2024, and December 31, 2023, contract assets for APC technology projects were approximately $572, $2,075, and $2,285, respectively.

The Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $627, $721, and $1,279 at March 31, 2025,  December 31, 2024, and December 31, 2023, respectively, and are included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Changes in the contract asset and liability balances during the three-month period ended March 31, 2025 were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $372 and $1,121 for the three months ended March 31, 2025 and 2024, respectively, which represented revenue from progress towards completion of our APC technology contracts.

As of March 31, 2025 and December 31, 2024, we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of APC technology booked orders for which work has not been performed. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $10,328. The Company expects to recognize revenue on approximately $6,924 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	March 31, 2025	December 31, 2024
Trade receivables	$3,087	$5,375
Unbilled receivables	572	2,075
Receivable for employee retention credit	1,677	1,677
Other short-term receivables	405	347
Allowance for credit losses	(106)	(106)
Total accounts receivable	$5,635	$9,368

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through March 31, 2025 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $3) and those related to subsidiary closure.

The following table presents our revenues and net loss for the three months ended March 31, 2025 and 2024 in China as follows:

	Three Months Ended
	March 31,
	2025	2024
Total revenues	$—	$—
Net loss	(18)	(13)

The following table presents net assets in China as of  March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Total assets	$794	$788
Total liabilities	89	84
Total net assets	$705	$704

Total assets primarily consist of cash and other receivables. Total liabilities consist of accounts payable and certain accrued liabilities.

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended
	March 31,
	2025	2024
Foreign currency translation
Balance at beginning of period	$(1,915)	$(1,748)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	135	(143)
Total accumulated other comprehensive loss	$(1,780)	$(1,891)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 1,083,399 and 1,059,056 with a cost of $2,370 and $2,346 at March 31, 2025 and December 31, 2024, respectively.  These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. For the three months ended  March 31, 2025, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss. For the three months ended March 31, 2024, basic earnings per share has been adjusted to include dilutive options and RSUs.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Basic weighted-average shares	30,718,000	30,385,000
Unexercised options and unvested RSUs	—	371,000
Diluted weighted-average shares	30,718,000	30,756,000

For the three months ended March 31, 2025 and 2024, Fuel Tech had weighted-average outstanding equity awards of 135,900 and 263,800, respectively, and warrants of 2,850,000 in both periods, which were antidilutive or represent out-of-the-money options for the purpose of the calculation of diluted earnings per share. For the three months ended March 31, 2025, Fuel Tech had 322,700 incremental equity awards that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

8.     Stock-Based Compensation

Fuel Tech's 2024 Long-Term Incentive Plan (2024 Plan) was adopted in June 2024 and replaced our prior incentive plan which was approved by our stockholders in 2014 (LTIP). No further grants will be made from the LTIP. The 2024 Plan and LTIP are referred to collectively as the Incentive Plans.

Under the Incentive Plans, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plans may be our directors, officers, employees, consultants, or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 3,233,237 shares that may be issued or reserved for awards to participants under the Incentive Plans. As of March 31, 2025, Fuel Tech had 2,485,543 shares available for issuance under the Incentive Plans.

We did not record any excess tax benefits within income tax expense for the three months ended March 31, 2025 and 2024. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three months ended March 31, 2025 and 2024. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
Stock options and restricted stock units, net of forfeitures	$110	$104
After-tax effect of stock-based compensation	$110	$104

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

Stock option activity for Fuel Tech’s Incentive Plans for the three months ended March 31, 2025 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2025	176,000	$1.94
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding on March 31, 2025	176,000	$1.94	0.93	$4
Exercisable on March 31, 2025	176,000	$1.94	0.93	$4

As of March 31, 2025, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

In addition to the time vested RSUs, in 2025 the Company entered into an Executive Performance RSU Award Agreement (the “Agreement”) with certain officers, including its President and Chief Executive Officer, Chief Financial Officer and Senior Vice President, Sales (each a “Participating Executive”) pursuant to which each Participating Executive will have the opportunity to earn a specified amount of restricted stock units (RSUs) based on Fuel Tech’s performance in 2025 and 2026. The target amount of RSUs for each of four possible RSU award components is set for each Participating Executive for 2025 and 2026. The amount of actual RSU awards to be issued is contingent on performance by the Participating Executive and the Company in the performance areas and for the measurement periods set forth in the Agreement as determined by the Company.

The Agreement provides for four possible RSU awards: “Look-Back RSUs,” “Total Revenue RSUs,” “New Business Revenue RSUs,” and “Operating Income” RSUs. If the Look-Back RSU’s are awarded, these RSUs will follow a vesting schedule that provides for vesting of one-third of the granted Look-Back RSUs after the first anniversary of the grant determination date, one-third after the second anniversary date and one-third after the third anniversary date. If the Total Revenue RSUs, New Business Revenue RSUs, or Operating Income RSUs targets are achieved, these RSU’s will follow a vesting schedule whereby 100% of the granted RSUs will vest one year following the grant determination date. All RSUs are valued at the date of grant based on the closing price of the Company’s common stock on the grant date.

At  March 31, 2025, there is $1,149 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 2.26 years.

A summary of restricted stock unit activity for the three months ended March 31, 2025 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2025	1,082,122	$1.26
Granted	921,050	1.02
Vested	(85,328)	1.26
Forfeited	(425,100)	1.18
Unvested restricted stock units at March 31, 2025	1,492,744	$1.11

The fair value of restricted stock that vested during the three-month period ended March 31, 2025 was $101.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with Accounting Standards Codification (ASC) 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the three-month periods ended March 31, 2025 and 2024, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

The following table summarizes information about warrants outstanding and exercisable at March 31, 2025:

Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	1.37	$5.10
$6.45	350,000	1.37	$6.45
	2,850,000

10.     Debt Financing

The Company's Investment Collateral Security Agreement with BMO Harris is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At March 31, 2025, the Company had outstanding standby letters of credit totaling approximately $2,124 under the Investment Collateral Security agreement. At March 31, 2025, the investments held as collateral totaled $3,186. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

11.     Business Segment and Geographic Financial Data

Business Segment Financial Data

We segregate our financial results into two reportable segments representing two broad technology segments as follows:

•

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas or coal from boilers, incinerators, furnaces, and other stationary combustion sources. These include Over-Fire Air systems, NOxOUT® and HERT™ Selective Non-Catalytic Reduction systems, and Selective Catalytic Reduction (SCR) systems. Our SCR systems can also include Ammonia Injection Grid, and Graduated Straightening Grid GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. Electrostatic Precipitator (ESP) technologies make use of electrostatic precipitator products and services to reduce particulate matter. Flue Gas Conditioning systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

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

Information about reporting segment net sales and gross margin from continuing operations is provided below:

	Air Pollution	FUEL CHEM
Three months ended March 31, 2025	Control Segment	Segment	Other	Total
Revenues from external customers	$1,303	$5,079	$—	$6,382
Cost of sales	(878)	(2,545)	—	(3,423)
Gross margin	425	2,534	—	2,959
Selling, general and administrative	—	—	(3,341)	(3,341)
Research and development	—	—	(570)	(570)
Operating income (loss) from operations	$425	$2,534	$(3,911)	$(952)

	Air Pollution	FUEL CHEM
Three months ended March 31, 2024	Control Segment	Segment	Other	Total
Revenues from external customers	$2,318	$2,639	$—	$4,957
Cost of sales	(1,428)	(1,500)	—	(2,928)
Gross margin	890	1,139	—	2,029
Selling, general and administrative	—	—	(3,345)	(3,345)
Research and development	—	—	(376)	(376)
Operating income (loss) from operations	$890	$1,139	$(3,721)	$(1,692)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

	Three Months Ended
	March 31,
	2025	2024
Revenues:
United States	$5,359	$3,595
Foreign	1,023	1,362
	$6,382	$4,957

	March 31,	December 31,
	2025	2024
Assets:
United States	$42,788	$44,430
Foreign	3,921	4,367
	$46,709	$48,797

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	March 31, 2025	December 31, 2024
Contract liabilities (Note 3)	$627	$721
Deferred revenue	316	360
Warranty reserve (Note 13)	159	159
Accrued professional fees	—	86
Other accrued liabilities	237	289
Total other accrued liabilities	$1,339	$1,615

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the three months ended March 31, 2025 and 2024. The warranty liability balance was $159 at March 31, 2025 and December 31, 2024.

14.     Income Taxes

The Company’s effective tax rate is approximately 0.0% and 3.8% for the three-month periods ended March 31, 2025 and 2024, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three-month periods ended March 31, 2025 and 2024 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three-month periods ended March 31, 2025 and 2024.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the first quarter of 2025, the Company was awarded several new APC segment projects and had improved performance in the FUEL CHEM Segment across our customer fleet. We continue to invest in development of new technologies to expand our product offerings into the water and waste-water treatment market. Our capital resources are sufficient for our immediate and longer-term needs, and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and that new business opportunities will lead to an improved financial and market outlook.

Key Operating Factors

Our FUEL CHEM segment experienced a significant increase in revenue and segment operating profits in the current quarter as compared to 2024. The FUEL CHEM segment was positively impacted by dispatch related increases in operational demand from our client base and the contribution of a new account added in the second half of 2024.

Our Air Pollution Control (APC) business experienced a decrease in revenue in the current quarter as compared to 2024, primarily due to timing of project execution and customer driven delays. We are encouraged by the depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. We announced $5,600 of new contract awards in the current quarter and have experienced increased segment activity as a result. Our Consolidated APC backlog at March 31, 2025 was $10,328 and our global sales pipeline is in the $50 -75 million range.

Results of Operations

Revenues

Revenues for the three-month periods ending March 31, 2025 and 2024 were $6,382 and $4,957, respectively, representing an increase of $1,425, or 29%, versus the same period last year.

The APC technology segment generated revenues of $1,303 for the three-month period ended March 31, 2025, representing a decrease of $1,015, or 44%, from the prior year amount of $2,318.This decrease in APC revenue was primarily related to timing of project execution on existing contracts. Consolidated APC backlog at March 31, 2025 was $10,328 versus backlog at December 31, 2024 of $6,175. Our current backlog consists of U.S. domestic delivered projects totaling $3,564 and international delivered projects totaling $6,764.

The FUEL CHEM technology segment generated revenues of $5,079 and $2,639 for the three-month periods ended March 31, 2025 and 2024, respectively, representing an increase of $2,440, or 92%. This increase in FUEL CHEM revenue for the three months ended March 31, 2025 as compared to the same period in the prior year was primarily due to outage completions and increased dispatch, as well as sustained business from a new customer account added midyear in 2024.

Cost of sales and gross margin

Consolidated gross margin percentage for the three-month periods ended March 31, 2025 and 2024 was 46% and 41%, respectively. For the three-month periods ended March 31, 2025 and 2024 the FUEL CHEM operating segment gross margin was 50% and 43%, respectively. FUEL CHEM gross margin increased from the prior year primarily due to an increased volume of sales activity combined with relatively flat segment administrative expenses. APC segment gross margin decreased to 33% from 38% primarily due to product and project mix.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) remained relatively flat at $3,341 and $3,345 for the three-month periods ended March 31, 2025 and 2024, respectively. For the three-month periods ending March 31, 2025 and 2024, SG&A as a percentage of revenues decreased to 52% from 67%. The decrease versus the comparable period is primarily due to the increase in revenues compared to prior quarter.

Research and development

Research and development expenses were $570  and $376 for the three-month periods ended March 31, 2025 and 2024, respectively. The expenditures in our research and development expenses are focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI® Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity, and wastewater odor management. DGI® technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Interest income

Interest income was $279 for the three-month period ended March 31, 2025 compared to $311 for the same period in 2024. Interest income primarily relates to interest received on the held-to-maturity debt securities and money market funds.

Other income (expense), net

Other expense, net was $66 for the three-month period ended March 31, 2025 compared to Other income, net of $1,673 for the same period in 2024. Other expense in 2025 was mainly due to transactional foreign exchange losses. Other income in 2024 primarily relates to the employee retention credit of $1,677 recorded in the first quarter of 2024.

Liquidity and Sources of Capital

We have losses from operations during the three-month period ended March 31, 2025 totaling $952. Our cash provided by operations for this same period totaled $1,508.

Our cash and cash equivalent balance as of March 31, 2025 totaled $11,821, which includes $2,574 of cash equivalents, and our working capital totaled $24,859. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities provided cash of $1,508 for the three-month period ended March 31, 2025, primarily due to a decrease in accounts receivable of $3,768 and removals of non-cash items from our net loss from continuing operations of depreciation and amortization of $173 and stock-based compensation, net of forfeitures of $110, offset by a decrease in accounts payable of $1,340, a decrease in accrued liabilities and other non-current liabilities of $249, an increase in inventory of $137, an increase in prepaid expenses, other current assets and other non-current assets of $28, and removals of non-cash items from our net income from continuing operations of interest income on held-to-maturity securities of $50.

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

Investing activities provided cash $1,692 and used cash of $5,005 for the three-month periods ended March 31, 2025 and 2024, respectively. Investing activities for the three-month periods ended March 31, 2025 and 2024 primarily consisted of purchases of debt securities as investments of $993 and $7,641, respectively. Investing activities for the three-month periods ended March 31, 2025 and 2024 were funded by the maturities of debt securities of $2,750.

Financing activities used cash of $24 for the three months ended March 31, 2025 due to taxes paid on behalf of the equity award participants on the vesting of restricted stock units.

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

We expect additional capital expenditures in 2025 for the DGI business, maintenance of field equipment, computer and systems, and general office equipment. We expect to fund our capital expenditures with cash from operations or cash on hand.

The Company's investment policy provides for $20,000 in funds at BMO Harris Bank, N.A. (BMO Harris) to be invested in held-to-maturity debt securities of United States (US) Treasuries, including Notes, Bonds, and Bills, or US Government Agency securities. The funds are held in money market funds until they are invested in those securities. The investments are structured to create a maturity “ladder” where the proceeds from maturities are re-invested to maintain a balance of short- and long-term investments based on expected business needs. Maturities are between three and thirty-six months. This strategy allows the Company to provide returns on excess cash, while managing liquidity and minimizing exposure to interest rate fluctuations.

The Company's Investment Collateral Security agreement is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At March 31, 2025, the Company had outstanding standby letters of credit totaling approximately $2,124 under the Investment Collateral Security agreement. At March 31, 2025, the investments held as collateral totaled $3,186. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the three months ended March 31, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2024 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

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

Item 1A.   Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2024 have not materially changed.

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

Date: May 12, 2025	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)