Form 10-Q
period 2025-06-30
FUEL TECH, INC.
filed 2025-08-05
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2025

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

On July 31, 2025 there were outstanding 31,074,438 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the six-month period ended June 30, 2025

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,589	$8,510
Short-term investments	12,420	10,184
Accounts receivable, less current expected credit loss of $108 and $106, respectively	6,293	9,368
Inventories, net	616	397
Prepaid expenses and other current assets	1,093	1,160
Total current assets	31,011	29,619
Property and equipment, net of accumulated depreciation of $19,155 and $18,958, respectively	4,853	5,084
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $543 and $525, respectively	315	327
Right-of-use operating lease assets, net	578	585
Long-term investments	7,925	10,875
Other assets	205	191
Total assets	$47,003	$48,797
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,124	$2,915
Accrued liabilities:
Operating lease liabilities - current	84	77
Employee compensation	743	1,248
Other accrued liabilities	2,375	1,615
Total current liabilities	5,326	5,855
Operating lease liabilities - non-current	536	548
Deferred income taxes, net	176	176
Other liabilities	301	263
Total liabilities	6,339	6,842
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 32,281,179 and 31,767,329 shares issued, and 31,074,438 and 30,708,273 shares outstanding, respectively	322	317
Additional paid-in capital	165,503	165,295
Accumulated deficit	(120,900)	(119,472)
Accumulated other comprehensive loss	(1,769)	(1,915)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,568)	(2,346)
Total stockholders’ equity	40,664	41,955
Total liabilities and stockholders’ equity	$47,003	$48,797

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$5,558	$7,042	$11,940	$11,999
Costs and expenses:
Cost of sales	3,029	4,090	6,452	7,018
Selling, general and administrative	3,347	3,245	6,688	6,590
Research and development	490	422	1,060	798
	6,866	7,757	14,200	14,406
Operating loss	(1,308)	(715)	(2,260)	(2,407)
Interest income	537	334	816	645
Other income (expense), net	86	(34)	20	1,639
Loss before income taxes	(685)	(415)	(1,424)	(123)
Income tax expense	(4)	(6)	(4)	(17)
Net loss	$(689)	$(421)	$(1,428)	$(140)
Net loss per common share:
Basic net loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.00)
Diluted net loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.00)
Weighted-average number of common shares outstanding:
Basic	30,868,000	30,482,000	30,796,000	30,434,000
Diluted	30,868,000	30,482,000	30,796,000	30,434,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(689)	$(421)	$(1,428)	$(140)
Other comprehensive income (loss):
Foreign currency translation adjustments	11	5	146	(138)
Comprehensive loss	$(678)	$(416)	$(1,282)	$(278)

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and six months ended June 30, 2024:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2023	30,385	$313	$164,853	$(117,529)	$(1,748)	$76	$(2,251)	$43,714
Net income	—	—	—	281	—	—	—	281
Foreign currency translation adjustments	—	—	—	—	(143)	—	—	(143)
Stock compensation expense	—	—	104	—	—	—	—	104
Balance at March 31, 2024	30,385	$313	$164,957	$(117,248)	$(1,891)	$76	$(2,251)	$43,956
Net loss	—	—	—	(421)	—	—	—	(421)
Foreign currency translation adjustments	—	—	—	—	5	—	—	5
Stock compensation expense	—	—	124	—	—	—	—	124
Common shares issued upon vesting of restricted stock units	406	4	(4)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(83)	—	—	—	—	—	(95)	(95)
Balance at June 30, 2024	30,708	$317	$165,077	$(117,669)	$(1,886)	$76	$(2,346)	$43,569

The following summarizes the changes in total stockholders' equity for the three and six months ended June 30, 2025:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2024	30,708	$317	$165,295	$(119,472)	$(1,915)	$76	$(2,346)	$41,955
Net loss	—	—	—	(739)	—	—	—	(739)
Foreign currency translation adjustments	—	—	—	—	135	—	—	135
Stock compensation expense	—	—	110	—	—	—	—	110
Common shares issued upon vesting of restricted stock units	85	1	—	—	—	—	—	1
Taxes paid on behalf of equity award participants	(24)	—	—	—	—	—	(24)	(24)
Balance at March 31, 2025	30,769	$318	$165,405	$(120,211)	$(1,780)	$76	$(2,370)	$41,438
Net loss	—	—	—	(689)	—	—	—	(689)
Foreign currency translation adjustments	—	—	—	—	11	—	—	11
Stock compensation expense	—	—	102	—	—	—	—	102
Common shares issued upon vesting of restricted stock units	429	4	(4)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(123)	—	—	—	—	—	(198)	(198)
Balance at June 30, 2025	31,075	$322	$165,503	$(120,900)	$(1,769)	$76	$(2,568)	$40,664

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities
Net loss	$(1,428)	$(140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	327	161
Amortization	18	31
Non-cash interest income on held-to-maturity securities	(90)	(72)
Stock-based compensation, net of forfeitures	212	228
Changes in operating assets and liabilities:
Accounts receivable	1,987	(334)
Employee retention credit receivable	1,232	(1,677)
Inventory	(218)	(24)
Prepaid expenses, other current assets and other non-current assets	77	367
Accounts payable	(833)	524
Accrued liabilities and other non-current liabilities	203	(1,728)
Net cash provided by (used in) operating activities	1,487	(2,664)
Investing Activities
Purchases of equipment and patents	(101)	(204)
Purchases of debt securities	(4,949)	(11,107)
Maturities of debt securities	5,750	7,000
Net cash provided by (used in) investing activities	700	(4,311)
Financing Activities
Taxes paid on behalf of equity award participants	(222)	(95)
Net cash used in financing activities	(222)	(95)
Effect of exchange rate fluctuations on cash	114	(104)
Net increase (decrease) in cash and cash equivalents	2,079	(7,174)
Cash and cash equivalents at beginning of period	8,510	17,578
Cash and cash equivalents at end of period	$10,589	$10,404

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of Fuel Tech's financial position, cash flows, and results of operations for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2024 as filed with the Securities and Exchange Commission.

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

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1,677 as other income on the Statement of Operations for the six months ended June 30, 2024. We received payment for $1,232 of the outstanding receivable during the three months ended  June 30, 2025. The remaining ERC benefit receivable of $511, which includes an additional $67 of interest receivable recorded during the three months ended June 30, 2025, is presented as a component of Accounts receivable on the Balance Sheet as of June 30, 2025.

2.     Summary of Significant Accounting Policies

Investments

The Company's investment policy provides for $20,000 in funds at BMO Harris Bank, N.A. (BMO Harris) to be invested in debt securities. The funds are held in money market funds until they are invested in those securities. A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 10). At June 30, 2025, the amount of funds collateralized under the Investment Collateral Security agreement is $4,385 relating to existing standby letters of credit that is comprised of $2,933 with varying maturity dates that expire no later than June 30, 2026 and $1,452 with a latest maturity date of  March 31, 2027.

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

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities:

	As of
Held-to-maturity debt securities:	June 30, 2025	December 31, 2024
Amortized cost	$20,345	$21,059
Gross unrecognized gains	67	50
Gross unrecognized losses	(7)	(33)
Fair value	$20,405	$21,076

The following table provides the amortized cost and fair value of debt securities by maturities at June 30, 2025:

	Amortized Cost	Fair Value
Within one year	$12,420	$12,455
After one year through two years	6,943	6,955
After two years through three years	982	995
Total	$20,345	$20,405

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At  June 30, 2025 and December 31, 2024, inventory included equipment constructed for resale of $176 and spare parts, net of reserves, of $440 and $221, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as Other assets was $44 and $44 as of  June 30, 2025 and December 31, 2024, respectively. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using the last used and original purchase dates and existing sales pipeline for which the inventory could be used.

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

The following table provides the roll forward of the allowance for credit losses:

At January 1, 2024	$111
Provision charged to expense	—
(Write-offs) / Recoveries	(5)
At December 31, 2024	$106
Provision charged to expense	—
(Write-offs) / Recoveries	2
At June 30, 2025	$108

3.     Revenue

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Air Pollution Control
Technology solutions	$1,644	$2,619	$2,216	$4,283
Spare parts	425	805	675	1,004
Ancillary revenue	436	525	917	980
Total Air Pollution Control technology revenues	2,505	3,949	3,808	6,267
FUEL CHEM
FUEL CHEM technology solutions	3,053	3,093	8,132	5,732
Total Revenues	$5,558	$7,042	$11,940	$11,999

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States	$4,442	$4,471	$9,801	$8,066
Foreign Revenues
Latin America	65	293	413	608
Europe	707	1,252	1,184	842
Africa	156	436	194	1,702
Asia	188	590	348	781
Total Foreign Revenues	1,116	2,571	2,139	3,933
Total Revenues	$5,558	$7,042	$11,940	$11,999

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Products transferred at a point in time	$3,914	$4,423	$9,724	$7,716
Products and services transferred over time	1,644	2,619	2,216	4,283
Total Revenues	$5,558	$7,042	$11,940	$11,999

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In our Air Pollution Control (APC) technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. At June 30, 2025,  December 31, 2024, and December 31, 2023, contract assets for APC technology projects were approximately $1,064, $2,075, and $2,285, respectively.

The Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $1,683, $721, and $1,279 at June 30, 2025,  December 31, 2024, and December 31, 2023, respectively, and are included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Changes in the contract asset and liability balances during the six-month period ended June 30, 2025 were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $171 and $543 for the three and six months ended June 30, 2025, respectively, and $438 and $1,221 for the three and six months ended June 30, 2024, respectively, which represented revenue from progress towards completion of our APC technology contracts.

As of June 30, 2025 and December 31, 2024, we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of APC technology booked orders for which work has not been performed. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $7,811. The Company expects to recognize revenue on approximately $5,045 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	June 30, 2025	December 31, 2024
Trade receivables	$4,563	$5,375
Unbilled receivables	1,064	2,075
Receivable for employee retention credit	511	1,677
Other short-term receivables	263	347
Allowance for credit losses	(108)	(106)
Total accounts receivable	$6,293	$9,368

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through June 30, 2025 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $3) and those related to subsidiary closure.

The following table presents our revenues and net loss for the three and six months ended June 30, 2025 and 2024 in China as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenues	$—	$—	$—	$—
Net loss	(12)	(15)	(30)	(28)

The following table presents net assets in China as of  June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Total assets	$799	$788
Total liabilities	98	84
Total net assets	$701	$704

Total assets primarily consist of cash and other receivables. Total liabilities consist of accounts payable and certain accrued liabilities.

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Foreign currency translation
Balance at beginning of period	$(1,780)	$(1,891)	$(1,915)	$(1,748)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	11	5	146	(138)
Total accumulated other comprehensive loss	$(1,769)	$(1,886)	$(1,769)	$(1,886)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 1,206,741 and 1,059,056 with a cost of $2,568 and $2,346 at June 30, 2025 and December 31, 2024, respectively.  These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. For the three and six months ended June 30, 2025 and 2024, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic weighted-average shares	30,868,000	30,482,000	30,796,000	30,434,000
Unexercised options and unvested RSUs	—	—	—	—
Diluted weighted-average shares	30,868,000	30,482,000	30,796,000	30,434,000

For the three and six months ended June 30, 2025, Fuel Tech had weighted-average outstanding equity awards of 36,800 and 71,300, respectively, and warrants of 2,850,000 in both periods, which were antidilutive or represent out-of-the-money options for the purpose of the calculation of diluted earnings per share. For the three and six months ended June 30, 2025, Fuel Tech had incremental equity awards of 316,100 and 467,100, respectively, that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

For the three and six months ended June 30, 2024, Fuel Tech had weighted-average outstanding equity awards of 198,400 and 284,100, respectively, and warrants of 2,850,000 in both periods, which were antidilutive or represent out-of-the-money options for the purpose of the calculation of diluted earnings per share. For the three and six months ended June 30, 2024, Fuel Tech had incremental equity awards of 802,000 and 933,400, respectively, that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

8.     Stock-Based Compensation

Fuel Tech's 2024 Long-Term Incentive Plan (2024 Plan) was adopted in June 2024 and replaced our prior incentive plan which was approved by our stockholders in 2014 (LTIP). No further grants will be made from the LTIP. The 2024 Plan and LTIP are referred to collectively as the Incentive Plans.

Under the Incentive Plans, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plans may be our directors, officers, employees, consultants, or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 2,883,057 shares that may be issued or reserved for awards to participants under the Incentive Plans. As of June 30, 2025, Fuel Tech had 2,668,885 shares available for issuance under the Incentive Plans.

We did not record any excess tax benefits within income tax expense for the three and six months ended June 30, 2025 and 2024. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and six months ended June 30, 2025 and 2024. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options and restricted stock units, net of forfeitures	$102	$124	$212	$228
After-tax effect of stock-based compensation	$102	$124	$212	$228

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

Stock option activity for Fuel Tech’s Incentive Plans for the six months ended June 30, 2025 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2025	176,000	$1.94
Granted	—	—
Exercised	—	—
Expired or forfeited	(105,000)	2.44
Outstanding on June 30, 2025	71,000	$1.20	0.84	$2
Exercisable on June 30, 2025	71,000	$1.20	0.84	$2

As of June 30, 2025, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

At  June 30, 2025, there is $1,121 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 2.08 years.

A summary of restricted stock unit activity for the six months ended June 30, 2025 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2025	1,082,122	$1.26
Granted	966,050	1.04
Vested	(513,850)	1.26
Forfeited	(425,100)	1.27
Unvested restricted stock units at June 30, 2025	1,109,222	$1.06

The fair value of restricted stock that vested during the six-month period ended June 30, 2025 was $654.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with Accounting Standards Codification (ASC) 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the six-month periods ended June 30, 2025 and 2024, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

The following table summarizes information about warrants outstanding and exercisable at June 30, 2025:

Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	1.12	$5.10
$6.45	350,000	1.12	$6.45
	2,850,000

10.     Debt Financing

The Company's Investment Collateral Security Agreement with BMO Harris is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At June 30, 2025, the Company had outstanding standby letters of credit totaling approximately $2,923 under the Investment Collateral Security agreement. At June 30, 2025, the investments held as collateral totaled $4,385. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Information about reporting segment net sales and gross margin from continuing operations is provided below:

	Air Pollution	FUEL CHEM
Three months ended June 30, 2025	Control Segment	Segment	Other	Total
Revenues from external customers	$2,505	$3,053	$—	$5,558
Cost of sales	(1,406)	(1,623)	—	(3,029)
Gross margin	1,099	1,430	—	2,529
Selling, general and administrative	—	—	(3,347)	(3,347)
Research and development	—	—	(490)	(490)
Operating income (loss) from operations	$1,099	$1,430	$(3,837)	$(1,308)

	Air Pollution	FUEL CHEM
Three months ended June 30, 2024	Control Segment	Segment	Other	Total
Revenues from external customers	$3,949	$3,093	$—	$7,042
Cost of sales	(2,405)	(1,685)	—	(4,090)
Gross margin	1,544	1,408	—	2,952
Selling, general and administrative	—	—	(3,245)	(3,245)
Research and development	—	—	(422)	(422)
Operating income (loss) from operations	$1,544	$1,408	$(3,667)	$(715)

	Air Pollution	FUEL CHEM
Six months ended June 30, 2025	Control Segment	Segment	Other	Total
Revenues from external customers	$3,808	$8,132	$—	$11,940
Cost of sales	(2,284)	(4,168)	—	(6,452)
Gross margin	1,524	3,964	—	5,488
Selling, general and administrative	—	—	(6,688)	(6,688)
Research and development	—	—	(1,060)	(1,060)
Operating income (loss) from operations	$1,524	$3,964	$(7,748)	$(2,260)

	Air Pollution	FUEL CHEM
Six months ended June 30, 2024	Control Segment	Segment	Other	Total
Revenues from external customers	$6,267	$5,732	$—	$11,999
Cost of sales	(3,833)	(3,185)	—	(7,018)
Gross margin	2,434	2,547	—	4,981
Selling, general and administrative	—	—	(6,590)	(6,590)
Research and development	—	—	(798)	(798)
Operating income (loss) from operations	$2,434	$2,547	$(7,388)	$(2,407)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
United States	$4,442	$4,471	$9,801	$8,066
Foreign	1,116	2,571	2,139	3,933
	$5,558	$7,042	$11,940	$11,999

	June 30,	December 31,
	2025	2024
Assets:
United States	$44,130	$44,430
Foreign	2,873	4,367
	$47,003	$48,797

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	June 30, 2025	December 31, 2024
Contract liabilities (Note 3)	$1,683	$721
Deferred revenue	335	360
Warranty reserve (Note 13)	159	159
Accrued professional fees	—	86
Other accrued liabilities	198	289
Total other accrued liabilities	$2,375	$1,615

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the six months ended June 30, 2025 and 2024. The warranty liability balance was $159 at June 30, 2025 and December 31, 2024.

14.     Income Taxes

The Company’s effective tax rate is approximately 0.3% and 13.8% for the six-month periods ended June 30, 2025 and 2024, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the six-month periods ended June 30, 2025 and 2024 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the six-month periods ended June 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. This act includes changes to the U.S. corporate income tax system. The Company is currently evaluating the full effect of the legislation, but does not expect it to have a material impact on our Consolidated Financial Statements.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company continues to execute on existing project backlog and support our legacy accounts while actively pursuing additional market opportunities. We continue to invest in development of new technologies to expand our product offerings into the water and waste-water treatment market. Our capital resources are sufficient for our immediate and longer-term needs, and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and that new business opportunities will lead to an improved financial and market outlook.

Key Operating Factors

Our FUEL CHEM segment performance is in line with expectations in revenue and segment operating profits in the current quarter as compared to 2024. The FUEL CHEM segment continues to thrive from operational demand from our client base and the contribution of a new account added in the second half of 2024.

Our Air Pollution Control (APC) business experienced a decrease in revenue in the current quarter as compared to 2024, primarily due to timing of project execution and customer driven delays. We are encouraged by the depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. Our Consolidated APC backlog at June 30, 2025 was $7,811 and our global sales pipeline is in the $75 -100 million range.

Results of Operations

Revenues

Revenues for the three-month periods ending June 30, 2025 and 2024 were $5,558 and $7,042, respectively, representing a decrease of $1,484, or 21%, versus the same period last year. Revenues for the six-month periods ending June 30, 2025 and 2024 were consistent at  $11,940 and $11,999, respectively.

The APC technology segment generated revenues of $2,505 for the three-month period ended June 30, 2025, representing a decrease of $1,444, or 37%, from the prior year amount of $3,949. The APC technology segment generated revenues of $3,808 for the six-month period ended June 30, 2025, representing a decrease of $2,459, or 39%, from the prior year amount of $6,267. This decrease in APC revenue was primarily related to timing of project execution on existing contracts. Consolidated APC backlog at June 30, 2025 was $7,811 versus backlog at December 31, 2024 of $6,175. Our current backlog consists of U.S. domestic delivered projects totaling $2,833 and international delivered projects totaling $4,978.

The FUEL CHEM technology segment generated revenues of $3,053 and $3,093 for the three-month periods ended June 30, 2025 and 2024, respectively. The FUEL CHEM technology segment generated revenues of $8,132 and $5,732 for the six-month periods ended June 30, 2025 and 2024, respectively, representing an increase of $2,400, or 42%. This increase in FUEL CHEM revenue for the six months ended June 30, 2025 as compared to the same period in the prior year was primarily due to outage completions and increased operation dispatch at legacy accounts, as well as sustained business from a new customer account added midyear in 2024.

Cost of sales and gross margin

Consolidated gross margin percentage for the three-month periods ended June 30, 2025 and 2024 was 46% and 42%, respectively. For the three-month periods ended June 30, 2025 and 2024 the FUEL CHEM operating segment gross margin was 47% and 46%, respectively. FUEL CHEM gross margin increased from the prior year primarily due to an increased volume of sales activity combined with relatively flat segment administrative expenses. APC segment gross margin increased to 44% from 39% primarily due to product and project mix.

Consolidated gross margin percentage for the six-month periods ended June 30, 2025 and 2024 was 46% and 42%, respectively. For the six-month periods ended June 30, 2025 and 2024 the FUEL CHEM operating segment gross margin was 49% and 44%, respectively. FUEL CHEM gross margin increased from the prior year primarily due to an increased volume of sales activity combined with relatively flat segment administrative expenses. APC segment gross margin increased to 40% from 39% primarily due to product and project mix.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $3,347 and $3,245 for the three-month periods ended June 30, 2025 and 2024, respectively. For the three-month period ended June 30, 2025, the increase of $102 is primarily the result of increases in professional service fees of $54, increases in international and domestic administrative expenses of $33 and $32, respectively, and increases in employee related expenses of $8, offset by a decrease in travel expenses of $24. For the three-month periods ending June 30, 2025 and 2024, SG&A as a percentage of revenues increased to 60% from 46%. The increase versus the comparable period is primarily due to the decrease in revenues compared to prior quarter.

Selling, general and administrative expenses (SG&A) were $6,688 and $6,590 for the six-month periods ended June 30, 2025 and 2024, respectively. For the six-month period ended June 30, 2025, the increase of $98 is primarily the result of increases in professional service fees of $80 and an increase in employee related costs of $61, offset by a decrease in travel expenses of $43. For the six-month periods ending June 30, 2025 and 2024, SG&A as a percentage of revenues remained relatively flat.

Research and development

Research and development expenses were $490 and $422 for the three-month periods ended June 30, 2025 and 2024, respectively. Research and development expenses were $1,060  and $798 for the six-month periods ended June 30, 2025 and 2024, respectively. The expenditures in our research and development expenses are focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI® Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity, and wastewater odor management. DGI® technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Interest income

Interest income was $537 for the three-month period ended June 30, 2025 compared to $334 for the same period in 2024. Interest income for the three-month period ended June 30, 2025 included $257 in interest income related to collection of our ERC benefit. Interest income was $816 for the six-month period ended June 30, 2025 compared to $645 for the same period in 2024. Interest income primarily relates to interest received on the held-to-maturity debt securities and money market funds.

Other income (expense), net

Other income, net was $86 for the three-month period ended June 30, 2025 compared to Other expense, net of $34 for the same period in 2024. Other income, net was $20 for the six-month period ended June 30, 2025 compared to Other income, net of $1,639 for the same period in 2024. Other income in 2025 and Other expense for the three-month period ended June 30, 2024 was mainly due to transactional foreign exchange gains and losses recognized from repayment of intercompany balances. Other income for the six-month period ended June 30, 2024 primarily relates to the employee retention credit of $1,677 recorded in the first quarter of 2024.

Liquidity and Sources of Capital

We have losses from operations during the six-month period ended June 30, 2025 totaling $2,260. Our cash provided by operations for this same period totaled $1,487.

Our cash and cash equivalent balance as of June 30, 2025 totaled $10,589, which includes $1,791 of cash equivalents, and our working capital totaled $25,685. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities provided cash of $1,487 for the six-month period ended June 30, 2025, primarily due to a decrease in accounts receivable of $1,987, collections of the ERC receivable of $1,232, an increase in accrued liabilities and other noncurrent liabilities of $203, and removals of non-cash items from our net loss from continuing operations of depreciation and amortization of $345 and stock-based compensation, net of forfeitures of $212, offset by a decrease in accounts payable of $833 and an increase in inventory of $218.

Operating activities used cash of $2,664 for the six-month period ended June 30, 2024, primarily due to an increase in accounts receivable of $1,928 (including the impact of the employee retention credit receivable) and a decrease in accrued expenses and other current liabilities of $1,728, offset by an increase in accounts payable of $524 and removals of non-cash items from our net income from continuing operations for depreciation and amortization of $192 and stock-based compensation of $228.

Investing activities provided cash of $700 and used cash of $4,311 for the six-month periods ended June 30, 2025 and 2024, respectively. Investing activities for the six-month periods ended June 30, 2025 and 2024 primarily consisted of purchases of debt securities as investments of $4,949 and $11,107, respectively. Investing activities for the six-month periods ended June 30, 2025 and 2024 were funded by the maturities of debt securities of $5,750 and $7,000, respectively.

Financing activities used cash of $222 and $95, respectively, for the six months ended June 30, 2025 and 2024 due to taxes paid on behalf of the equity award participants on the vesting of restricted stock units.

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

The Company's Investment Collateral Security agreement is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At June 30, 2025, the Company had outstanding standby letters of credit totaling approximately $2,923 under the Investment Collateral Security agreement. At June 30, 2025, the investments held as collateral totaled $4,385. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the six months ended June 30, 2025.

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

Date: August 5, 2025	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)