Form 10-K
period 2025-12-31
FUEL TECH, INC.
filed 2026-03-03
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $70,878,624 based on the closing sale price as reported on the NASDAQ National Market System.

As of February 28, 2026, there were 30,708,273 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this report.

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

GSG™	A trademark used to describe our Graduated Straightening Grid
NOx	Oxides of nitrogen
NOxOUT®	A trademark used to describe one of our SNCR processes for the reduction of NOx
SCR	Selective Catalytic Reduction
SNCR	Selective Non-Catalytic Reduction
TIFI® Targeted In-Furnace Injection™	A trademark used to describe our proprietary technology that enables the precise injection of a chemical reagent into a boiler or furnace as part of a FUEL CHEM program
UDI™	Urea Direct Injection as the process to provide urea reagent directly into a duct for SCR applications
ULTRA®	A trademark used to describe our process for generating ammonia from urea for use as a Selective Catalytic Reduction reagent
U2A	Urea to ammonia conversion process for SCR applications

# Fuel Tech, Inc. and Subsidiaries

December 31, 2025

FTI
Delaware
100%
100%
100%
100%
100%
FT SPA
Chile
FT SRL
Italy
FT
GmbH
Germany
FT HK
Hong Kong
BJFT
China

| | |
|---|---|
| FTI | - Fuel Tech, Inc. |
| FT SPA | - Fuel Tech SpA |
| FT SRL | - Fuel Tech Srl |
| FT GmbH | - Fuel Tech GmbH |
| FT HK | - Fuel Tech (HK) Holding Limited |
| BJFT | - Beijing Fuel Tech Environmental Technologies Co., Ltd. |

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

●	our success in winning new contract awards;
●	delays in purchasing decisions resulting from the uncertainty created by the repeal or amendment of regulations intended to reduce the level of NOx emissions or delays in enforcement or non-enforcement of existing laws;
●	global economic and geopolitical conditions and related impacts, including spending and demand for our products and global supply chain disruptions and price inflation;
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

●

The Company’s nitrogen oxide (NOx) reduction technologies include NOxOUT® and Advanced Selective Non-Catalytic Reduction (SNCR) systems and ASCR® Advanced Selective Catalytic Reduction systems. SCR reagent supply systems include the ULTRA® and U2A processes for safe ammonia generation and UDI™ Urea Direct Injection systems, along with aqueous and anhydrous ammonia storage and delivery systems. These technologies have established Fuel Tech as a leader in NOx reduction, with installations on over 2,000 units worldwide.

●

Fuel Tech’s Air Pollution Control (APC) technologies include particulate control with Electrostatic Precipitator (ESP) products and services with experience on units up to 700 MW.  Flue Gas Conditioning (FGC) systems include treatment using sulfur trioxide (SO3) and ammonia-based conditioning agents to improve the performance of ESPs by modifying the properties of fly ash particles. Fuel Tech’s particulate control technologies have been installed on more than 600 units worldwide.

●

Our FUEL CHEM technologies revolve around the unique application of chemical injection programs which improve the efficiency, reliability, fuel flexibility, boiler heat rate and environmental status of combustion units by controlling slagging, fouling, corrosion, opacity and acid plume, as well as the formation of sulfur trioxide, ammonium bisulfate, particulate matter, sulfur dioxide, and carbon dioxide. We use our proprietary TIFI® Targeted In-Furnace Injection™ processes to apply specialty chemical programs to units burning a wide variety of fuels including coal, heavy oil, biomass, and municipal waste. These TIFI® programs incorporate design, modeling, equipment, reagent, and service to provide complete customized on-site programs designed to improve plant operations and provide a return on investment in addition to helping meet emission regulatory requirements. We have FUEL CHEM experience on more than 100 applications worldwide.

●	Water treatment technologies include DGI® Dissolved Gas Infusion Systems which utilize a proprietary channel injector and a patented saturator to provide a competitive advantage over conventional water and wastewater treatment by infusing oxygen, carbon dioxide or other gases into water. An innovative alternative to current technologies among other applications, DGI® systems can deliver supersaturated oxygen solutions and other gas-water combinations to target process applications or environmental issues. This infusion process has a variety of applications in the water and wastewater treatment segments, including irrigation, treatment of natural waters, aquaculture, supply of oxygen for biological remediation, wastewater odor management, pH adjustment, re-carbonization, and alkalinity control, etc. DGI® technology benefits include improved treatment performance and reduced treatment time, and the potential for reduced energy consumption, along with lower installation and operating costs. The DGI® technology is currently in the demonstration phase and we expect additional revenue generating demonstrations and opportunities throughout 2026. Third party validation testing of the efficiency of transferring oxygen to a treatment basin has been completed and results have been published.

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

Clean Air Act (CAA): The CAA requires the U.S. Environmental Protection Agency (EPA) to establish national ambient air quality standards (NAAQS) at levels that are protective of public health with an adequate margin of safety. The six pollutants specified include: Ozone, Particulate Matter, Nitrogen Dioxide, Sulfur Dioxide, Lead, and Carbon Monoxide. The NAAQS provisions require that states comply with ozone and particulate emissions standards. NOx emissions are a precursor to ozone formation and contribute to fine particulate emissions. Since 1990, EPA rules and programs have been established at the regional and federal level to help states in their mission to define and meet their State Implementation Plans for attainment. The NAAQS ground-level ozone standards that were issued in 1997 were made more stringent in 2008 and again in 2015. The EPA kept the 2025 NAAQS ozone standard at 70 parts per billion, the same limit which has been in place since 2015.

For ozone NAAQS compliance, upwind states are required by the Good Neighbor obligations as defined in the CAA to not contribute significantly to the ozone levels in downwind states. If downwind states are not able to meet their emission standards due to the contribution of NOx emissions from upwind states, downwind states may challenge upwind states based on their ability to meet regulatory compliance standards. Fuel Tech will monitor the potential impact on these upcoming NOx emission requirements.

New Unit Permits:  New gas fired units for both electricity generation and industrial use will require Best Available Control Technology (BACT) as a permit requirement. SCR technology is very often BACT for NOx, and these permit requirements generate new market opportunities. New unit permits are granted at the state level, and individual state emission requirements can be more stringent than any national standards.

Consent Decrees: Consent decree activity through the U.S. Department of Justice or EPA may require emission sources to meet individual requirements. Sources may also agree to specific air pollution requirements with states or environmental groups.

State and Local Mandates: While the EPA sets broad national goals under the CAA, many states exercise their independent authority to impose more aggressive emissions caps, often removing historical exemptions for startup and shutdown periods or mandating Best Available Retrofit Control Technology (BARCT) on existing aging fleets. In regions with persistent air quality challenges, state-specific rules such as California's South Coast AQMD requirements or the Northeast's 'Good Neighbor' SIP provisions effectively transition SCR from a high-tier option to a mandatory operational baseline. Consequently, for our customer base operating in such regions these localized regulations often represent the most stringent and immediate compliance hurdle, dictating the technical specifications and timing of pollution control upgrades.

Regulations and Markets: International

We also sell air pollution control systems outside the U.S., specifically in Europe, South Africa, South America, India (under a license agreement) and in the Pacific Rim. The demand for our technologies comes from specific governmental regulations in NOx and particulate matter emission limits which vary by country. We expect that there will be further opportunities to implement our technologies globally in 2026.

The European Union’s Best Available Reference Technology (BREF) emission guidelines continue to be implemented gradually and updated regularly. These guidelines impact all combustion sources from large utility boilers down to small industrial units. The last major update of the BREF guidelines reduced NOx limit values by up to 25% which in some cases required an upgrade of the first-generation NOx abatement systems. That has presented new opportunities for Fuel Tech, especially on biomass and waste incineration plants. New NOx abatement opportunities are also being identified and followed in hydrogen production, chemical production and in petrochemical industries. European engineering companies are supplying power generation and flue gas treatment systems to industrial and utility customers globally. Middle Eastern countries have become a major focus for these companies due to the local initiatives for reducing pollution and improving tourism.  Fuel Tech’s NOx control technologies can be integrated into both new and existing combustion systems supplied into this market.

In Brazil, there are stricter NOx emission limits in and around large population centers compared to rural areas. Multi-national industrial companies setting up operations in these areas typically specify air pollution abatement systems similar to those installed in Europe and the U.S. New biomass fired power plants in Chile have also started specifying NOx control technologies. We have well-established relationships with engineering companies in the region to be able to supply our proven technologies.

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

Products

Our NOx reduction and particulate control technologies are installed worldwide on over 2,000 combustion units, including utility, industrial and municipal solid waste applications.  Our products include customized NOx control systems and our proprietary ULTRA® technology, which converts urea-to-ammonia on site and provides safe reagent for use in SCR systems.

●

SCR Systems and Services: Our SCR systems control NOx emissions from industrial and utility sources including boilers, incinerators, kilns, reformers, turbines, engines and many other types of heat recovery equipment firing coal, natural gas, oil, and a variety of process gases and waste fuels. The SCR systems typically include urea or ammonia storage and delivery subsystems, reagent injection systems in the form of an Ammonia Injection Grid (AIG), catalyst reactor vessel and SCR catalyst.  In addition, other related services, including start-ups, maintenance support and general consulting services for SCR systems, AIG design and tuning to help optimize catalyst performance, and catalyst management services to help optimize catalyst life, are now offered to customers around the world. We also specialize in CFD models, which simulate fluid and gas flow by generating a virtual replication of real-world geometry and operating inputs. We design flow corrective devices, such as turning vanes, ash screens, static mixers and our GSG™ Graduated Straightening Grid. Our SCR systems utilize urea or ammonia as the SCR catalyst reagent to achieve NOx reductions of up to 95% from industrial combustion sources.

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

●

SNCR Systems:  Our NOxOUT® SNCR processes use urea or ammonia reagent injected into a variety of combustion furnaces to reduce NOx by up to 25% - 50% for utilities and by potentially significantly greater amounts for industrial units. Capital costs range from $5 - $20/kW for utility boilers, with total annualized operating costs ranging from $1,000 - $2,000/ton of NOx removed. Advanced SNCR (ASNCR) systems are also available to improve performance and minimize reagent costs through in-furnace monitoring and an advanced control system.

●

ESP and FGC Processes and Services: ESP technologies for particulate control include ESP products and services including ESP Inspection Services, Performance Modeling, and Performance and Efficiency Upgrades, along with engineering capability for ESP retrofits. FGC systems include treatment using sulfur trioxide (SO3) and ammonia-based systems to improve the performance of ESPs by modifying the properties of fly ash particles.  Our ULTRA® technology can provide the ammonia system feed requirements for FGC applications as a safe alternative to ammonia reagent-based systems. FGC systems offer a lower capital cost approach to improving ash particulate capture versus the alternative of installing larger ESPs or utilizing fabric filter technology to meet targeted emissions and opacity limits.  Fuel Tech’s particulate control technologies have been installed on more than 600 units worldwide.

A market factor for the APC product line is the continued use of coal and natural gas and the growth of biomass for global electricity production.  The growth of natural gas in the U.S. for industrial applications in support of traditional electricity generation, as well as the increased demand in support of the growth of data centers, which require significant power generation capability, has increased the need for SCR technology since it often meets the definition of BACT and is required on new industrial units.

Sales of APC products were $8.9 million and $11.2 million for the years ended December 31, 2025 and 2024, respectively.

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

APC Backlog

Consolidated APC segment backlog at December 31, 2025 was $7.0 million versus backlog at December 31, 2024 of $6.2 million. The Company expects to recognize revenue on approximately $6.0 million of the backlog over the next 12 months with the remaining recognized thereafter.

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

A key market factor for this product line is the continued use of coal for global electricity production. In 2025, coal accounted for approximately 17% of all U.S. electricity generation and roughly 33% of global electricity generation. Major coal consumers include the U.S., China and India. Additional market dynamics include a growing, worldwide utilization of biomass for both steam and electrical production, and the continued use of heavy fuel oil for power generation. The principal markets for this product line are electric power plants burning coals with slag-forming constituents such as sodium, iron and high levels of sulfur. Sodium is typically found in the Powder River Basin coals of Wyoming and Montana. High sulfur content can give rise to unacceptable levels of SO3 formation especially in plants with SCR systems and flue gas desulphurization units (scrubbers).  As coal units strive to compete in electricity supply markets, lower cost, higher slagging fuels can create more operational challenges which TIFI® Programs can help mitigate. The current Mexican government is utilizing more indigenous fuel sources for power generation because the international market for high sulfur fuel oil (what Mexico produces) has been significantly reduced with the adoption of the new International Maritime Organization restrictions. Fuel Tech’s TIFI® systems can help with SO3 mitigation at these oil-fired power generation units.

The combination of slagging coals and SO3-related issues, such as “blue plume” formation, air pre-heater fouling and corrosion, SCR fouling and the proclivity to suppress certain mercury removal processes, represents an attractive market potential for Fuel Tech.

Sales of the FUEL CHEM products were $17.8 million and $13.9 million, for the years ended December 31, 2025 and 2024, respectively.

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

INTELLECTUAL PROPERTY

We own 32 granted patents worldwide including 12 US patents and 20 non-US patents. We have five patent applications pending: including three in the U.S. and two in non-U.S. jurisdictions. These patents and applications cover some 37 inventions, 23 associated with our NOx reduction business, five associated with the FUEL CHEM business, and nine associated with water treatment. Our granted patents have expiration dates ranging from December of 2028 to August of 2042.

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

EMPLOYEES

At December 31, 2025, we had 77 employees, 72 in North America, and five in Europe. We enjoy good relations with our employees and are not a party to any labor management agreement.

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

Talent Acquisition and Retention. We strive to attract, develop and retain high-performing talent, and we support and reward employee performance. Programs to strengthen our talent include an employee referral program, tuition reimbursement, continued training and development and succession planning. We prioritize employee engagement and transparency by implementing programs and processes to ensure our employees have opportunities to ask questions, voice concerns, and share feedback. This is accomplished in part by conducting employee satisfaction surveys as part of the annual review process, and quarterly town hall meetings. In 2025, our employee turnover rate was approximately 16%.

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

RISKS RELATED TO OUR PRODUCTS AND PRICING

Our Product Portfolio Lacks Diversification

We have two broad technology segments that provide advanced engineering solutions to meet the pollution control, efficiency improvement, and operational optimization needs of coal, biomass and natural gas-fired energy-related facilities worldwide. They are as follows:

•

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas, coal, or biomass from boilers, incinerators, furnaces and other stationary combustion sources. These include NOxOUT® SNCR systems and SCR systems. Our SCR systems can also include AIG, and GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

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

Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If projects are delayed, the timing of our revenues could be adversely affected and projects may remain in our backlog for extended periods of time. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Customer-driven delays may also lead to increased material costs and other adverse financial impacts.

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

Our Customer Base Is Highly Concentrated

A small number of customers have historically accounted for a significant portion of our revenues. During 2025, our five largest customers accounted for approximately 58% of our net revenues, with our largest customer accounting for approximately 21% of our net revenues. These five customers contributed revenues to the FUEL CHEM business segment during 2025. There can be no assurance that all significant customers will continue to purchase our products in the same quantities that they have in the past. The loss of any one of our significant customers or a material reduction in sales to a significant customer could have a material adverse effect on our sales and results of operations.

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

We May Not Be Able to Successfully Protect our Patents and Proprietary Rights

We hold licenses to or own a number of patents for our products and processes.  We also have patent applications pending both in the U.S. and abroad.  There can be no assurance that any of our pending patent applications will be granted or that our outstanding patents will not be challenged, overturned or otherwise circumvented by competitors.  In foreign markets, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for our patent rights in emerging markets.  In addition, certain critical technical information relating to our products which is not patented is held as trade secret, and protected by trade secret laws and restrictions on disclosure contained in our confidentiality and licensing agreements.  There can be no assurance that such protections will prove adequate or that we will have adequate remedies against contractual counterparties for disclosure of our trade secrets or other violations of our intellectual property rights.  See Item 1 above under the caption “Intellectual Property.”

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

We May Not Be Able to Purchase Raw Materials on Commercially Advantageous Terms

Our FUEL CHEM technology segment is dependent, in part, upon a supply of magnesium hydroxide. Any adverse changes in the availability of this chemical will likely have an adverse impact on the ongoing operation of our FUEL CHEM programs. On March 4, 2009, we entered into a Restated Product Supply Agreement (PSA) with Martin Marietta Magnesia Specialties, LLC (MMMS) in order to assure the continuance of a stable supply from MMMS of magnesium hydroxide products for our requirements in the U.S. and Canada. The PSA is renegotiated annually. Pursuant to the PSA, MMMS supplies us with magnesium hydroxide products manufactured pursuant to our specifications and we have agreed to purchase from MMMS, and MMMS has agreed to supply, 100% of our requirements for such magnesium hydroxide products for our customers who purchase such products for delivery in the U.S. and Canada. There can be no assurance that we will be able to obtain a stable source of magnesium hydroxide in markets outside the U.S.

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

Changes in environmental regulations and enforcement priorities, specifically regarding NOx emissions from small and medium-sized gas turbines, may materially and adversely affect  the demand for our Selective Catalytic Reduction (SCR) systems. Our business is significantly driven by federal and state air quality standards that mandate the use of post-combustion emission control technologies. On January 9, 2026, the EPA finalized amendments to the New Source Performance Standards (NSPS) for Stationary Combustion Turbines. Under these new rules, the EPA determined that combustion controls, rather than SCR technology, constitute the 'Best System of Emission Reduction' (BSER) for many new, modified, or reconstructed turbines, particularly those with a heat rating of less than 850 MMBtu/h (typically units of 100MW or less). The relaxation of these standards or the non-enforcement of more stringent state-level requirements could lead current and potential customers to bypass SCR installations in favor of less expensive combustion-only control methods. If our customers are not legally required to achieve the ultra-low NOx levels that our SCR systems provide, our order pipeline for 100MW and smaller units may decline significantly. Furthermore, any further delays in the implementation of stricter NOx standards, or a shift in regulatory focus away from stationary source emissions, could reduce our revenue, increase price competition, and negatively impact our overall financial condition.

GENERAL RISK FACTORS

Geopolitical and Unexpected Events May Impact New or Existing Projects and Prices and Availability of Raw Materials, Energy and Other Materials

These events may also impact energy and regulatory policy nationally or regionally for the impacted regions. Such disruptions could have a material adverse effect on our business and financial results.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

ITEM 1C - CYBERSECURITY

Risk Assessment and Strategy

Fuel Tech regularly evaluates cybersecurity risk from computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human error and technological errors. Such risks are reviewed by our Information Technology Steering Committee on a monthly basis, or more frequently if deemed appropriate.

Our overall strategy in combatting known cybersecurity risks includes a variety of individual tactics, including:

●	the use of antivirus software, virtual private networks, email security, as well as other software to prevent and detect data intrusions.
●	the use of Multi-Factor Authentication (MFA) to add another layer of protection to company accounts and sensitive data.
●	the deployment of updates and patches as they are available and maintaining the current versions of major software to reduce the exposure to vulnerabilities.
●	the use of third-party service to conduct quarterly mandatory online training for all employees regarding identifying and avoiding cyber-security risks.
●	the use of monthly phishing prevention campaigns to stimulate and measure awareness in order to prevent incidents caused by human error.
●	the review of the security procedures used by third parties that may host or otherwise have access to Fuel Tech’s data.
●	the deployment of third-party cyber-security experts to perform annual penetration testing on our internal and external networks and systems in an effort to identify potential vulnerabilities.
●	if necessary, the use of third-party security experts if and when an incident is detected

We are not aware of having experienced any material cybersecurity incidents. We are not aware of any existent cybersecurity threats that would materially affect, or are reasonably likely to materially affect, our business strategy, results of operations or financial conditions.  For more information, please see “Cybersecurity” under Item 1A “Risk Factors” above.

Management Oversight

Day-to day management of cybersecurity threats is conducted by our Information Technology department which is charged with identifying and reporting threats to senior management. On a monthly basis, cybersecurity is reviewed by our Information Technology Steering Committee, which is comprised of our Chief Executive Officer, Chief Financial Officer, General Counsel and Head of Information Technology.

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

We also operate from leased office facilities and we do not segregate any of these leased facilities by operating business segment. The terms of the Company's primary lease arrangements as of December 31, 2025 are as follows:

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

Holders

As of February 28, 2026, there were 49 holders of record of our common stock, which does not include the number of beneficial owners whose common stock was held in street name or through fiduciaries.

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

Overview

In 2025, we achieved revenue growth of over $1.5M compared to 2024. Throughout 2025, we maintained our momentum by successfully fulfilling existing orders while investing in R&D to bring new technologies to the water and wastewater treatment markets. Our financial position remains robust, providing ample liquidity for both immediate operations and long-term growth. Supported by a dedicated workforce and disciplined cost management, we are well positioned to leverage new business opportunities and enhance our overall market standing.

Key Operating Factors

Sales growth for our two reportable business segments is dependent upon the continued utilization of carbon-based fuels, such as natural gas and coal, for the generation of electric power.  For our APC market segment, sales are driven primarily by our customers need to comply with federal, state and local regulatory mandates for the reduction or control of emissions of NOx.  For our FUEL CHEM market segment, sales are dependent primarily upon our customers usage of our chemical technologies in order to mitigate slagging and fouling on coal or oil fired combustion units in order to enjoy longer run times without the necessity of taking the combustion unit off line for cleaning.

We believe continued demand for our products will be led by the increased demand for electricity in emerging markets and new industries that are highly dependent upon electric power, such as the mega-computers required in order to power artificial intelligence and cryptocurrencies.  While the market will continue to shift towards alternate forms of power generation, we anticipate natural gas and coal will remain significant sources of electricity generation in the future.

Our FUEL CHEM segment showed improved performance in 2025, experiencing an increase in segment revenues compared to 2024. Revenue growth was driven by increased regularity of orders from legacy customers as well as a full year of revenue from a new commercial program which was added in the second half of 2024 following a successful site demonstration. Also contributing to this increase was a new commercial demonstration program which commenced in the fourth quarter of 2025.

Our APC business experienced a decline in revenues and segment operating profits in 2025 compared to 2024 primarily due to customer-driven project delays and project timing. Despite this, we are encouraged by the pace and depth of our business development activities, which reflect an increased focus on global emissions protocols across a variety of fuel sources. Our Consolidated APC backlog at year end was $7,047.

Market Pressures

Our senior management team monitors and manages our ability to operate effectively as the result of market pressures. In particular, we are currently experiencing inflationary pressures for certain materials and labor, and long lead times for equipment components embodied in our products such as pumps, fans and SCR catalyst. We continue to monitor the activities of our existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions; however, we cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

Background

We have two broad technology segments that provide advanced engineered solutions to meet the pollution control, efficiency improvement and operational optimization needs of energy-related facilities worldwide. They are as follows:

Air Pollution Control Technologies

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas, biomass or coal from boilers, incinerators, furnaces and other stationary combustion sources. These include SCR systems along with NOxOUT and Advanced SNCR systems. Our SCR systems can also include AIG, and GSG™ systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. Our ammonia storage and delivery systems supply reagent for SCR applications. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions. We distribute our products through our direct sales force and third-party sales agents.

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

The key market dynamic for both technology segments is the continued use of fossil fuels, especially coal, as the principal fuel source for global electricity production. In 2025, coal accounted for approximately 17% of all U.S. electricity generation and roughly 33% of global electricity generation.  Major coal consumers include China, the U.S. and India.

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

Revenue Recognition: Air Pollution Control Technology

Fuel Tech’s APC contracts are typically eight to twenty months in length. A typical contract will have three or four critical operational measurements that, when achieved, serve as the basis for us to invoice the customer via progress billings. At a minimum, these measurements will include the generation of engineering drawings, the shipment of equipment and the completion of a system performance test.

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

Fuel Tech has installed over 2,000 units with APC technology and normally provides performance guarantees to our customers based on the operating conditions for the project. As part of the project implementation process, we perform system start-up and optimization services that effectively serve as a test of actual project performance. We believe that this test, combined with the accuracy of the modeling that is performed, enables revenue to be recognized prior to the receipt of formal customer acceptance.

As of December 31, 2025 and 2024, we had no construction contracts in progress that were identified as a loss contract.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. In our Air Pollution Control technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2025, 2024, and 2023 contract assets for APC technology projects were approximately $887, $2,075, and $2,285, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $1,026, $721, and $1,279 at December 31, 2025, 2024, and 2023, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

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

Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of a reporting unit to its carrying value. Fuel Tech uses a discounted cash flow (DCF) model to determine the current fair value of its FUEL CHEM reporting unit as this methodology was deemed to best quantify the present values of our expected future cash flows and yield a fair value that should be in line with the aggregate market value placed on the outstanding common stock as reflected by the current stock price multiplied by the outstanding shares of common stock. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, and costs to produce. Events outside our control, specifically market conditions that impact revenue growth assumptions, could significantly impact the fair value calculated. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

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

Fuel Tech performed its annual goodwill impairment analysis for its FUEL CHEM reporting unit as of October 1, 2025 and determined that no impairment of goodwill existed within the FUEL CHEM technology segment.

Impairment of Long-Lived Assets

Under the guidance set forth in Accounting Standards Update (ASU) 2014-08, Property, Plant and Equipment (Topic 360), long-lived assets, including property and equipment and intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when either estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount or the determined fair value is less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and the remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected fair value. We performed a detailed analysis of potential long-lived asset impairment during the fourth quarter of 2025 and determined no impairment exists. There was no impairment recorded during 2025.

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

Valuation Allowance for Deferred Income Taxes

Deferred tax assets represent deductible temporary differences and net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized. At the end of each reporting period, management reviews the realizability of the deferred tax assets. As part of this review, we consider if there are taxable temporary differences that could generate taxable income in the future, if there is the ability to carry back the net operating losses or credits, if there is a projection of future taxable income, and if there are any tax planning strategies that can be readily implemented. As required by ASC 740 'Income Taxes', a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment resulted in a valuation allowance on our deferred tax assets of $14,761 and $13,697 at December 31, 2025 and 2024, respectively.

Recently Issued Accounting Pronouncements

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

2025 versus 2024

Highlights for the year ended December 31, 2025, compared to 2024:

	For the years ended December 31,
	2025	2024	Change
Revenues	$26,677	$25,133	$1,544
Costs and expenses:
Cost of sales	14,294	14,510	(216)
Selling, general and administrative	14,050	13,761	289
Research and development	2,014	1,564	450
Total costs and expenses	30,358	29,835	523
Operating loss	(3,681)	(4,702)	1,021
Interest income	1,415	1,251	164
Other (expense) income, net	(43)	1,585	(1,628)
Loss before income taxes	(2,309)	(1,866)	(443)
Income tax expense	(15)	(77)	62
Net loss	$(2,324)	$(1,943)	$(381)

Revenues

Revenues for the years ended December 31, 2025 and 2024 were $26,677 and $25,133, respectively. The year-over-year increase of $1,544 or 6%, was driven by the increase in FUEL CHEM technology segment revenues, partially offset by a decrease in revenue in our APC technology segment. Our U.S. revenues increased by $3,220, or 18%, from $17,802 in 2024 to $21,022 in 2025, and our international revenues decreased by $1,676, or 23%, from $7,331 in 2024 to $5,655 in 2025.

Revenues for the APC technology segment were $8,908 for the year ended December 31, 2025, a decrease of $2,334, or 21%, versus fiscal 2024. The decrease in APC revenue for the twelve-month period ending December 31, 2025 in comparison to the prior year amount was principally related to the timing of project execution and customer-driven delays in contract awards. Consolidated APC backlog was $7,047 and $6,175 at December 31, 2025 and 2024, respectively. Our backlog at December 31, 2025 consists of U.S. domestic projects totaling $3,411 and international projects totaling $3,636.

Revenues for the FUEL CHEM technology segment for the year ended December 31, 2025 were $17,769, an increase of $3,878, or 28%, versus fiscal 2024. The increase in FUEL CHEM revenue was due primarily to renewed orders from previously dormant customers as well as a full year of revenues from the addition of a new customer in the second half of 2024 following a successful site demonstration. We remain focused on attracting new customers in our FUEL CHEM business for both coal and non-coal applications. Our ability to attract new coal customers continues to be affected by the electric demand market, fuel switching as a result of low natural gas prices, and growth of renewable wind and solar power.

Cost of sales and gross margin

Consolidated cost of sales for the years ended December 31, 2025 and 2024 was $14,294 and $14,510, respectively. Consolidated gross margin percentages for the years ended December 31, 2025 and 2024 were 46% and 42%, respectively. The gross margins for the APC technology segment increased to 43% in 2025 from 37% in 2024. The increase in gross margin in the APC technology segment is primarily due to product and project mix. Gross margin percentage for the FUEL CHEM technology segment increased to 48% from 46% for the years ended December 31, 2025 and 2024. This improvement is primarily due to an increase in revenue generation from accounts that had periods of dormancy due to outages in the prior year.

Selling, general and administrative

Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were $14,050 and $13,761, respectively. The increase of $289, or 2%, is primarily attributed to the following:

•	An increase in employee related costs of $257
•	An increase in travel expense of $38
•	An increase in professional services and other expenses of $26
•	An increase in office and administrative costs relating to our foreign subsidiaries of $15
•	A decrease in depreciation expense of $49

Depreciation and Amortization

Depreciation and amortization are calculated using the straight-line method and included in selling, general and administrative expense. For the years ended December 31, 2025 and 2024, the Company recorded depreciation of $663 and $403 and amortization of $36 and $57, respectively.

Research and development

Research and development expenses were $2,014 and $1,564 for the years ended December 31, 2025 and 2024, respectively. The expenditures in our research and development department were focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. Expenditures were mainly attributed to water treatment technologies and more specifically, our DGI® Dissolved Gas Infusion Systems, an innovative alternative to current gas transfer and chemical replacement technologies. This infusion process has a variety of applications in the water and wastewater segments, including irrigation, treatment of natural waters, supply of oxygen for biological remediation, wastewater odor management, pH adjustment, re-carbonization, etc. DGI® technology benefits include improved treatment performance and reduced treatment time, and the potential for reduced energy consumption, along with lower installation and operating costs. Third party validation testing of the efficiency of transferring oxygen to a treatment basin has been completed and results have been published.

Interest income

Interest income was $1,415 for the year ended December 31, 2025 compared to $1,251 for the same period in 2024. Interest income increased primarily due to $263 of interest received during the year ended December 31, 2025 related to the employee retention credit.

Other (expense) income, net

Other expense, net was $43 for the year ended December 31, 2025 compared to Other income, net of $1,585 for the same period in 2024. Other expense for the year ended December 31, 2025 primarily relates to bank fees and foreign currency exchange losses. Other income for the same period in 2024 primarily relates to a $1,677 gain recorded related to the employee retention credit.

Income tax expense

For the year ended December 31, 2025, we recorded an income tax expense of $15 on pre-tax loss of $2,309. Our effective tax rates were (0.7)% and (2.9)% for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2024, we recorded an income tax expense of $77 on pre-tax income of $1,866. The effective tax rate for the year ended December 31, 2025 differed from the federal statutory rate of 21% as a result of establishing a deferred tax liability associated with a certain book-to-tax timing difference.

Liquidity and Sources of Capital

At December 31, 2025, we had cash and cash equivalents of $11,939 (which includes $2,621 of cash equivalents) and working capital of $25,671 versus cash and cash equivalents of $8,510 (which includes $631 of cash equivalents) and working capital of $23,764 at December 31, 2024. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities provided cash of $3,016 for the year ended December 31, 2025, primarily due to a decrease in accounts receivable balances of $2,518, the collection of the employee retention credit receivable of $1,677, an increase in accounts payable balances of $258, and adjustments for non-cash items from our net loss from continuing operations for depreciation and amortization of $699 and stock compensation expense of $326, partially offset by an increase in prepaid expenses, other current assets, and other non-current assets of $172.

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

Investing activities provided cash of $545 and used cash of $5,443 for the years ended December 31, 2025 and 2024.  Investing activities for the years ended December 31, 2025 and 2024 primarily consisted of purchases of HTM debt securities as investments of $12,031 and $18,060, respectively, and the purchases of equipment and patent and other intangible asset related costs of $674 and $378, respectively. Investing activities for the years ended December 31, 2025 and 2024 were partially funded by the maturities of debt securities of $13,250 and $12,995, respectively.

Financing activities used cash of $222 and $95 for the years ended December 31, 2025 and 2024, respectively. Financing activities in both periods relate to taxes paid on behalf of equity award participants on the vesting of restricted stock units.

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

We expect capital expenditures in 2026 for the DGI® business, maintenance of field equipment, computer and systems, and general office equipment. We expect to fund our capital expenditures with cash from operations or cash on hand.

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

The Company's Investment Collateral Security agreement with BMO Harris is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At December 31, 2025, the Company had outstanding standby letters of credit totaling approximately $2,437 under the Investment Collateral Security agreement. At December 31, 2025, the investments held as collateral totaled $3,655. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments. The outstanding standby letters of credit mature as follows:

	Total	2026	2027	Thereafter
Standby letters of credit and bank guarantees	$2,437	$1,432	$969	$36
Total	$2,437	$1,432	$969	$36

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

We are also exposed to changes in interest rates primarily due to our debt arrangement (refer to Note 11 to the consolidated financial statements). A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have a materially adverse effect on interest expense during the year ended December 31, 2025.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fuel Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fuel Tech Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

We have served as the Company's auditor since 2010.

/s/ RSM US LLP

Chicago, Illinois
March 3, 2026

Fuel Tech, Inc.

Consolidated Balance Sheets

(in thousands of dollars, except share and per-share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$11,939	$8,510
Short-term investments	12,942	10,184
Accounts receivable, less current expected credit loss of $108 and $106, respectively	5,355	9,368
Inventories, net	373	397
Prepaid expenses and other current assets	1,335	1,160
Total current assets	31,944	29,619
Property and equipment, net	4,739	5,084
Goodwill	2,116	2,116
Other intangible assets, net	646	327
Right-of-use operating lease assets	536	585
Long-term investments	6,991	10,875
Other assets	207	191
Total assets	$47,179	$48,797
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,242	$2,915
Accrued liabilities:
Operating lease liabilities - current	89	77
Employee compensation	1,308	1,248
Other accrued liabilities	1,634	1,615
Total current liabilities	6,273	5,855
Operating lease liabilities - non-current	491	548
Deferred income taxes	187	176
Other liabilities	296	263
Total liabilities	7,247	6,842
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 32,281,179 and 31,767,329 shares issued, and 31,074,438 and 30,708,273 shares outstanding in 2025 and 2024, respectively	322	317
Additional paid-in capital	165,616	165,295
Accumulated deficit	(121,796)	(119,472)
Accumulated other comprehensive loss	(1,718)	(1,915)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost (Note 5)	(2,568)	(2,346)
Total stockholders’ equity	39,932	41,955
Total liabilities and stockholders’ equity	$47,179	$48,797

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Operations

(in thousands of dollars, except share and per-share data)

	For the years ended December 31,
	2025	2024
Revenues	$26,677	$25,133
Costs and expenses:
Cost of sales	14,294	14,510
Selling, general and administrative	14,050	13,761
Research and development	2,014	1,564
Total costs and expenses	30,358	29,835
Operating loss	(3,681)	(4,702)
Interest income	1,415	1,251
Other (expense) income, net	(43)	1,585
Loss before income taxes	(2,309)	(1,866)
Income tax expense	(15)	(77)
Net loss	$(2,324)	$(1,943)
Net loss per common share:
Basic net loss per common share	$(0.08)	$(0.06)
Diluted net loss per common share	$(0.08)	$(0.06)
Weighted-average number of common shares outstanding:
Basic	30,937,000	30,572,000
Diluted	30,937,000	30,572,000

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands of dollars)

	For the years ended December 31,
	2025	2024
Net loss	$(2,324)	$(1,943)
Other comprehensive loss:
Foreign currency translation adjustments	197	(167)
Total other comprehensive income (loss)	197	(167)
Comprehensive loss	$(2,127)	$(2,110)

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands of dollars or shares, as appropriate)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Nil Coupon Perpetual Loan	Treasury
	Shares	Amount	Capital	Deficit	Loss	Notes	Stock	Total
Balance at December 31, 2023	30,385	313	164,853	(117,529)	(1,748)	76	(2,251)	$43,714
Net loss	—	—	—	(1,943)	—	—	—	(1,943)
Foreign currency translation adjustments	—	—	—	—	(167)	—	—	(167)
Stock compensation expense	—	—	446	—	—	—	—	446
Common shares issued upon vesting of restricted stock units	406	4	(4)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(83)	—	—	—	—	—	(95)	(95)
Balance at December 31, 2024	30,708	317	165,295	(119,472)	(1,915)	76	(2,346)	$41,955
Net loss	—	—	—	(2,324)	—	—	—	(2,324)
Foreign currency translation adjustments	—	—	—	—	197	—	—	197
Stock compensation expense	—	—	326	—	—	—	—	326
Common shares issued upon vesting of restricted stock units	514	5	(5)	—	—	—	—	-
Taxes paid on behalf of equity award participants	(148)	—	—	—	—	—	(222)	(222)
Balance at December 31, 2025	31,074	$322	$165,616	$(121,796)	$(1,718)	$76	$(2,568)	$39,932

See notes to consolidated financial statements.

Fuel Tech, Inc.

Consolidated Statements of Cash Flows

(in thousands of dollars)

	For the years ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(2,324)	$(1,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	663	403
Amortization	36	57
Loss on disposal of equipment	2	—
Non-cash interest income on held-to-maturity securities	(62)	(132)
Provision for credit losses, net of recoveries	—	(4)
Deferred income taxes	11	4
Stock-based compensation, net of forfeitures	326	446
Changes in operating assets and liabilities:
Accounts receivable	2,518	(1,127)
Employee retention credit receivable	1,677	(1,677)
Inventories	26	41
Prepaid expenses, other current assets and other non-current assets	(172)	292
Accounts payable	258	519
Accrued liabilities and other non-current liabilities	57	(312)
Net cash provided by (used in) operating activities	3,016	(3,433)

INVESTING ACTIVITIES
Purchases of equipment, patents, and other intangible assets	(674)	(378)
Purchases of debt securities	(12,031)	(18,060)
Maturities of debt securities	13,250	12,995
Net cash provided by (used in) investing activities	545	(5,443)

FINANCING ACTIVITIES
Taxes paid on behalf of equity award participants	(222)	(95)
Net cash used in financing activities	(222)	(95)
Effect of exchange rate fluctuations on cash	90	(97)
Net increase (decrease) in cash and cash equivalents	3,429	(9,068)
Cash and cash equivalents at beginning of period	8,510	17,578
Cash and cash equivalents at end of period	$11,939	$8,510

Supplemental Cash Flow Information:
Cash income taxes paid, net	$11	$52
Non-cash transfer from other non-current assets to property and equipment	—	597

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

International revenues were $5,655 and $7,331 for the years ended December 31, 2025 and 2024, respectively. These amounts represented 21% and 29% of Fuel Tech’s total revenues for the respective periods of time. Foreign currency changes did not have a material impact on the calculation of these percentages. We have a foreign office in Gallarate, Italy.

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company uses estimates in accounting for, among other items, revenue recognition, impairment of goodwill and long-lived assets, and income tax provisions. Actual results could differ from those estimates.

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

•

Level 2 – Inputs to the valuation methodology including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3 – Significant unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own estimates and assumptions or those expected to be used by market participants. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, option pricing models, and other commonly used valuation techniques

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. We had no assets or liabilities that were valued using level 2 or level 3 inputs and therefore there were no transfers between levels of the fair value hierarchy during the periods ended December 31, 2025 and 2024.

Cash and cash equivalents

We consider all highly liquid debt investments with original maturities from the date of purchase of three months or less as cash equivalents. Cash equivalents include investments in money market funds. At December 31, 2025, we had cash on hand of approximately $515 at our Beijing, China subsidiary that is subject to certain local regulations that may limit the immediate availability of these funds outside of China. Cash on hand at our Italy subsidiary totaled approximately $411 at December 31, 2025. Cash on hand at our Chilean subsidiary totaled approximately $147 at December 31, 2025.

The following table provides a reconciliation of cash and cash equivalents reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2025	December 31, 2024
Cash	$9,318	$7,879
Cash equivalents	2,621	631
Total cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$11,939	$8,510

Investments

The Company's investment policy provides for $20,000 in funds at BMO Harris Bank (BMO Harris) to be invested in held-to-maturity debt securities. A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 11). At December 31, 2025, the amount of funds collateralized under the Investment Collateral Security agreement is $3,655 relating to existing standby letters of credit that is comprised of $2,437 with varying maturity dates and expire no later than October 8, 2028.

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

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities:

	December 31,
	2025	2024
Held-to-maturity debt securities:
Amortized cost	$19,933	$21,059
Gross unrecognized gains	76	50
Gross unrecognized losses	—	(33)
Fair value	$20,009	$21,076

The following table provides the amortized cost and fair value of debt securities by maturities at December 31, 2025:

	Amortized Cost	Fair Value
Within one year	$12,942	$12,981
After one year through two years	6,005	6,028
After two years through three years	986	1,000
Total	$19,933	$20,009

Foreign Currency Risk Management

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the nature of the transactions involved.

Accounts Receivable

Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest. Accounts receivable includes contract assets, billings occurring subsequent to revenue recognition under Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers. At December 31, 2025 and 2024, unbilled receivables were approximately $887 and $2,075, respectively. Refer to Note 2 for further detail.

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

Year	Balance at January 1	Provision charged to expense	Write-offs / Recoveries	Balance at December 31
2024	$111	$—	$(5)	$106
2025	$106	$—	$2	$108

Prepaid expenses and other current assets

Prepaid expenses and other current assets are short-term commitments of typically three to six months for future payments and can be redeemed at a discount or applied to future vendor payments.

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At December 31, 2025 and 2024, inventory included equipment constructed for resale of $176 and $176, respectively, and spare parts, net of reserves of $197 and $221, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as other assets was $53 and $44 as of December 31, 2025 and 2024, respectively.

Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. The excess and obsolete inventory reserve balance was $613 at  December 31, 2025 and 2024.

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

Accumulated Other Comprehensive Loss

	December 31,
	2025	2024
Foreign currency translation
Balance at beginning of period	$(1,915)	$(1,748)
Other comprehensive loss:
Foreign currency translation adjustments (1)	197	(167)
Balance at end of period	$(1,718)	$(1,915)
Total accumulated other comprehensive loss	$(1,718)	$(1,915)

(1)	In all periods presented, there were no tax impacts related to functional currency translation adjustments.

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

Goodwill

Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill of our reporting units is assigned upon acquisition after considering the nature of the net assets giving rise to the goodwill and how each reporting unit would enjoy the benefits and synergies of the net assets acquired. We have two reporting units for goodwill evaluation purposes: the FUEL CHEM technology reporting unit and the APC technology reporting unit. There is no goodwill associated with our APC technology reporting unit. The entire goodwill balance of $2,116 was allocated to the FUEL CHEM technology reporting unit as of December 31, 2025 and 2024.

Goodwill is tested for impairment at least annually as of the first day of our fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Our evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may bypass this qualitative assessment, or determine that based on our qualitative assessment considering the totality of events and circumstances including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors, that additional impairment analysis is necessary. This additional analysis involves comparing the current fair value of our reporting units to their carrying values. We use a discounted cash flow (DCF) model to determine the current fair value of our FUEL CHEM reporting unit. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. Fuel Tech performed its annual goodwill impairment analysis as of October 1, 2025 and determined that no impairment of goodwill existed. The Company did not recognize a charge for goodwill impairment for the periods ended December 31, 2025 and 2024.

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

During the years ended December 31, 2025 and 2024, Fuel Tech recorded no patent or trademark abandonment charges.

Third-party costs related to the development of patents are included within other intangible assets on the consolidated balance sheets. The third-party costs capitalized as patent costs during the years ended December 31, 2025 and 2024 were $5 and $26, respectively. Third-party costs are comprised of legal fees that relate to the review and preparation of patent disclosures and filing fees incurred to present the patents to the required governing body.

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

On October 3, 2025 the Company finalized an Asset Purchase Agreement with Wahlco, Inc. for the acquisition of certain assets for $350. Acquired assets include intellectual property, electronic files and records and engineering and designs in support of the intellectual property acquired. This transaction was accounted for as an asset acquisition under ASC 805, Business Combinations and the purchase price was allocated to the assets acquired as required by the standard. No goodwill was recorded related to the transaction. Acquired assets are included in Other intangible assets, net on the consolidated balance sheet for the year ended  December 31, 2025. As part of the acquisition, $10 of the transaction price was allocated to a patent asset, which expires in 2034 and is included in Patent assets in the 'Description of Other Intangibles' below. The remaining transaction price of $340 was allocated to the other intellectual property acquired and is included in Other intangible assets in the 'Description of Other Intangibles' below. The carrying value of this intellectual property will be amortized on a straight-line basis over an estimated useful life of 10 years.

Amortization expense from continuing operations for intangible assets was $36 and $57 for the years ended December 31, 2025 and 2024, respectively. The table below shows the amortization period and other intangible asset cost by intangible asset as of December 31, 2025 and 2024, and the accumulated amortization and net intangible asset value in total for all other intangible assets.

		2025			2024
Description of Other Intangibles	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent assets	1 - 20	867	(561)	306	852	(525)	327
Other intangible assets	10	340	—	340	—	—	—
Total		$1,207	$(561)	$646	$852	$(525)	$327

The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated Amortization Expense
2026	$70
2027	70
2028	70
2029	65
2030	60
Thereafter	311
Total	$646

Property and Equipment

Property and equipment is stated at historical cost and does not include capital in process expenditures yet to be capitalized. Provisions for depreciation are computed by the straight-line method, using estimated useful lives that range based on the nature of the asset. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $663 and $403 for the years ended December 31, 2025 and 2024, respectively. The table below shows the depreciable life and cost by asset class as of December 31, 2025 and 2024, and the accumulated depreciation and net book value in total for all classes of assets.

Description of Property and Equipment	Depreciable Life (years)	2025	2024
Land		$1,050	$1,050
Building	39	3,950	3,950
Building and leasehold improvements	3 - 39	2,704	2,677
Field equipment	3 - 4	13,037	13,004
Computer equipment and software	2 - 3	2,057	2,017
Furniture and fixtures	3 - 10	1,318	1,305
Vehicles	5	37	37
Construction in process		19	2
Total cost		24,172	24,042
Less accumulated depreciation		(19,433)	(18,958)
Total net book value		$4,739	$5,084

Property and equipment is reviewed for impairment when events and circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. If impairment indicators exist, we perform a more detailed analysis and an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than the carrying amount. This process of analyzing impairment involves examining the operating condition of individual assets (or asset group) and estimating a fair value based upon current condition, relevant market factors and remaining estimated operational life compared to the asset’s remaining depreciable life. Quoted market prices and other valuation techniques are used to determine expected cash flows. We performed a detailed analysis of potential long-lived asset impairment during the fourth quarter of 2025 and determined no impairment exists. There was no impairment recorded during 2025 or 2024.

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

Air Pollution Control Technology

Fuel Tech’s APC contracts are typically eight to twenty months in length. A typical contract will have three or four critical operational measurements that, when achieved, serve as the basis for us to invoice the customer via progress billings. At a minimum, these measurements will include the generation of engineering drawings, the shipment of equipment and the completion of a system performance test.

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

The Incentive Plans allow for awards to be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plans may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 2,883,057 shares that may be issued or reserved for awards to participants under the Incentive Plans as of December 31, 2025. Based on the existing issued or reserved awards under the Incentive Plans, there are 2,668,885 shares available to be used for future awards to participants in the Incentive Plans as of December 31, 2025.

Defined Contribution Plan

We have a retirement savings plan available for all our U.S. employees who have met minimum length-of-service requirements. Our contributions are determined based upon amounts contributed by the employees with additional contributions made at the discretion of the Board of Directors. Costs related to this plan were $264 and $249 in 2025 and 2024, respectively.

Basic and Diluted Earnings per Common Share

Basic earnings per share excludes the antidilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes (see Note 6). Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is antidilutive. Out-of-the-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. At December 31, 2025 and 2024, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss. At December 31, 2025 and 2024, we had weighted-average outstanding equity awards of 66,600 and 168,900, respectively, and 2,850,000 warrants in both periods, which were antidilutive or represent out-of-the-money options for the purpose of calculation of the diluted earnings per share. As of December 31, 2025 and 2024, 260,600 and 274,900 incremental equity awards were antidilutive, respectively, because of the net loss in the year then ended. These equity awards could potentially dilute basic EPS in future years.

The table below sets forth the weighted-average shares used at December 31, in calculating earnings (loss) per share:

	2025	2024
Basic weighted-average shares	30,937,000	30,572,000
Conversion of unsecured loan notes	—	—
Unexercised options and unvested restricted stock units	—	—
Diluted weighted-average shares	30,937,000	30,572,000

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

For the year ended December 31, 2025, we had three customers which individually represented greater than 10% of revenues. These three customers contributed revenues to the FUEL CHEM technology segment. In total these three customers represented 43% of consolidated revenues. We had no customer that accounted for greater than 10% of our current assets as of December 31, 2025.

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

Treasury Stock

We use the cost method to account for common stock repurchases. During the year ended December 31, 2025, we withheld 147,685 shares of our common stock, valued at approximately $222, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. During the year ended  December 31, 2024 we withheld 83,050 shares of our common stock, valued at approximately $95, to settle personal tax withholding obligations that arose as a result of restricted stock units that vested. Refer to Note 5, “Treasury Stock,” for further discussion.

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

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1,677 as other income on the Consolidated Statement of Operations for the year ended December 31, 2024 and as a component of Accounts Receivable on the Consolidated Balance Sheet as of December 31, 2024. The full ERC receivable was collected in 2025 and is included in Net cash provided by operating activities on the Consolidated Statement of Cash Flows.

2.     REVENUE RECOGNITION

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Twelve Months Ended December 31,
	2025	2024
Air Pollution Control
Technology solutions	$5,420	$7,897
Spare parts	1,739	1,616
Ancillary revenue	1,749	1,729
Total Air Pollution Control technology	8,908	11,242
FUEL CHEM
FUEL CHEM technology solutions	17,769	13,891
Total Revenues	$26,677	$25,133

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Twelve Months Ended December 31,
	2025	2024
United States	$21,022	$17,802
Foreign Revenues
Americas	707	924
Europe	2,239	2,146
South Africa	318	2,570
Pacific Rim and other	2,391	1,691
Total Foreign Revenues	5,655	7,331
Total Revenues	$26,677	$25,133

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Twelve Months Ended December 31,
	2025	2024
Products transferred at a point in time	$21,257	$17,236
Products and services transferred over time	5,420	7,897
Total Revenues	$26,677	$25,133

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. In our APC technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. At December 31, 2025, 2024, and 2023 contract assets for APC technology projects were approximately $887, $2,075, and $2,285, respectively, and are included in accounts receivable on the consolidated balance sheets.

However, the Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $1,026, $721, and $1,279 at December 31, 2025, 2024, and 2023, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

Changes in the contract asset and liability balances during the year ended  December 31, 2025, were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $557 and $1,276 for the years ended December 31, 2025 and 2024, respectively, which represented primarily revenue from progress toward completion of our APC technology contracts.

As of December 31, 2025 and 2024 we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of APC technology booked orders for which work has not been performed. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $7,047. The Company expects to recognize revenue on approximately $6,032 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

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

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	December 31, 2025	December 31, 2024
Trade receivables	$4,494	$5,375
Unbilled receivables	887	2,075
Receivable for employee retention credit	—	1,677
Other short-term receivables	82	347
Allowance for credit losses	(108)	(106)
Total accounts receivable	$5,355	$9,368

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (IRA) of 2022, which, among other things, imposes a new 15% corporate Alternative Minimum Tax (AMT) based on audited financial statement income ("AFSI") applicable to corporations with a three-year average AFSI over $1 billion. The AMT was effective starting with the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury in late December 2022, the Company was not subject to the AMT in the years 2023 through 2025. Further, the Company believes that it is more likely than not it will not be subject to the AMT beginning 2026. The Company continues to evaluate the impacts of the Inflation Reduction Act of 2022 but does not expect this legislation to have a material impact on the Company's financial statements.

For tax years beginning after December 31, 2024, taxpayers can make an election with respect to research and experimental (R&E) expenditures incurred in connection with a trade or business to either currently deduct or defer and amortize such expenditures over a period of not less than 60 months under the One Big Beautiful Bill Act (OBBBA). For tax years beginning before December 31, 2024 and after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (TCJA) required taxpayers to capitalize R&E expenditures with R&E expenditures attributable to US-based research to be amortized over a period of five years and R&E expenditures attributable to research conducted outside of the US to be amortized over a period of 15 years. Further, the statute provided that the definition of R&E expenditures includes amounts paid or incurred in connection with the development of any software.  The Company has recorded a deferred tax asset of $1,920 related to research and experimental expenditures for the year ending December 31, 2025.

The U.S. Tax Cuts and Jobs Act of 2017, or the Tax Act, imposed a mandatory transition tax on accumulated foreign earnings as of December 31, 2017 and created a new territorial tax system in which we recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the years ended December 31, 2025 and 2024, we incurred income tax expense under the global intangible low-taxed income, or GILTI, provisions and have treated it as a component of income tax expense in the period incurred.

The components of loss before taxes for the years ended December 31, are as follows:

Origin of loss before taxes	2025	2024
United States	$(2,268)	$(1,740)
Foreign	(41)	(126)
Loss before income taxes	$(2,309)	$(1,866)

Significant components of income tax expense for the years ended December 31, are as follows:

	2025	2024
Current:
Federal	$—	$—
State	(4)	(51)
Foreign	—	(22)
Total current	(4)	(73)
Deferred:
Federal	—	(2)
State	(11)	(2)
Total deferred	(11)	(4)
Income tax expense	$(15)	$(77)

ASC 740 requires entities to annually disaggregate the income tax rate reconciliation between the following nine categories by both percentages and reporting currency amounts. A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the year ended  December 31, 2025 is as follows:

	Amount	Percentage
Provision at the U.S. federal statutory rate	(485)	21.0%
State and local income taxes, net of federal income tax effect
IL state and local income tax	12	(0.6)%
All other state and local income tax	3	(0.1)%
Foreign tax effects, including foreign valuation allowance	9	(0.4)%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws	(17)	0.7%
Tax credits
R&D tax credits	(202)	8.8%
Other tax credits	6	(0.3)%
Changes in valuation allowances (federal only)	612	(26.4)%
Nontaxable or nondeductible items
Stock compensation	(44)	1.9%
Other	26	(1.2)%
Changes in unrecognized tax benefits	—	—%
Other adjustments: deferred revenue	73	(3.1)%
Other adjustments	22	(1.0)%
Income tax expense	15	(0.7)%

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax expense in the consolidated statements of operations for the year ended December 31, 2024 is as follows:

2024
Provision at the U.S. federal statutory rate	21.0%
State taxes, net of federal benefit	4.9%
Foreign tax rate differential	0.2%
Valuation allowance	105.6%
Chile outside basis differential	(0.8)%
Accrual to return	2.1%
Research and development credit	11.2%
State rate change	0.9%
Share based compensation	(9.0)%
Net Operating Loss expiration	(144.3)%
Other Deferred true up	6.4%
Other	(2.3)%
Income tax expense effective rate	(4.1)%

The deferred tax assets and liabilities at December 31 are as follows:

	2025	2024
Deferred tax assets:
Stock compensation expense	$36	$80
Royalty accruals	9	10
Bad debt allowance	52	51
Net operating loss carryforwards	10,192	9,067
Credit carry-forwards	1,668	1,472
Inventory reserve	157	154
Depreciation	402	433
Research and Development Costs	1,920	2,233
Other	569	399
Total deferred tax assets	15,005	13,899
Deferred tax liabilities:
Goodwill	(353)	(296)
Intangible assets	(78)	(82)
Total deferred tax liabilities	(431)	(378)
Net deferred tax asset before valuation allowance	14,574	13,521
Valuation allowances for deferred tax assets	(14,761)	(13,697)
Net deferred tax liability	$(187)	$(176)

The change in the valuation allowance for deferred tax assets for the years ended December 31 is as follows:

Year	Balance at January 1	Charged to costs and expenses	(Deductions)/Other	Balance at December 31
2024	$15,699	(2,002)	—	$13,697
2025	$13,697	1,064	—	$14,761

For the years ended December 31, 2025 and 2024, there were $0 and $0 exercises of stock options, respectively.

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

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

Year	Balance at January 1	Change in positions taken in a current period	Balance at December 31
202	$326	144	$470
2025	$470	85	$555

Income taxes paid (net of refunds) by jurisdiction are as follows:

2025
Federal	$—
State	11
Foreign	—
Total	$11

Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

2025
California	$1
Louisiana	(1)
New Jersey	2
Pennsylvania	7
Other	2
Total	$11

If upon examination interest and penalties related to unrecognized tax benefits were assessed, they would be included in income tax expense for all periods presented. There were no interest and penalties recognized in income tax expense during the years ended December 31, 2025 and 2024. There were no unrecognized tax benefits as of December 31, 2025 and 2024. There is unrecognized tax benefit of $555 and $470 for the years ended December 31, 2025 and 2024, respectively, that would impact the future effective tax rate, if recognized.  We believe the unrecognized tax benefit will change in the next twelve months, either due to the generation or utilization of research and development credits.  We are unable to estimate the amount of change.  Tax years December 31, 2015 through December 31, 2025 remain open to assessment related to the unrecognized tax benefit.

We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2022 through 2024; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2017 through 2024 based on local statutes.

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

As required by ASC 740, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We have approximately $30,357 of U.S. net operating loss carryforwards available to offset future U.S. taxable income as of  December 31, 2025.  The net operating loss carry-forwards related to tax losses generated in years ending December 31, 2018 and before in the U.S. totaling $8,040 begin to expire in 2036.  Further, we have tax loss carry-forwards of approximately $6,361 available to offset future foreign income in Italy as of December 31, 2025. We have recorded a full valuation allowance against the deferred tax asset because we cannot anticipate when or if this entity will have taxable income sufficient to utilize the net operating losses in the future. There is no expiration of the net operating loss carry-forwards related to tax losses generated in prior years in Italy. Finally, we have tax loss carry-forwards of approximately $1,087 available to offset future foreign income in China as of December 31, 2025.

As of December 31, 2019, the investment in Fuel Tech S.p.A (Chile) was no longer considered to be indefinite and a provision for deferred U.S. income taxes was recorded. As of December 31, 2024, the provision for deferred U.S. income taxes related to the Fuel Tech S.p.A (Chile) investment was $136. As of December 31, 2025, Fuel Tech S.p.A (Chile) was still included in continuing operations. As a result an additional $23 was recorded, adjusting the total consideration to $159. The deferred income taxes associated with this investment are offset by a valuation allowance of ($159).

4.     COMMON STOCK

At December 31, 2025 and 2024, respectively, we had 32,281,179 and 31,767,329 shares of common stock issued and 31,074,438 and 30,708,273 shares outstanding, with an additional 6,715 shares reserved for issuance upon conversion of the nil coupon non-redeemable convertible unsecured loan notes (see Note 6). As of December 31, 2025, we had 2,883,057 shares reserved for issuance upon the exercise or vesting of equity awards, of which 71,000 are stock options that are currently exercisable (see Note 8).

5.     TREASURY STOCK

Common stock held in treasury totaled 1,206,741 and 1,059,056 with a cost of $2,568 and $2,346 at December 31, 2025 and 2024, respectively. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of vested restricted stock units.

6.     NIL COUPON NON-REDEEMABLE CONVERTIBLE UNSECURED LOAN NOTES

At December 31, 2025 and 2024, we had a principal amount of $76 of nil coupon non-redeemable convertible unsecured perpetual loan notes (Loan Notes) outstanding. The Loan Notes are convertible at any time into common stock at rates of $6.50 and $11.43 per share, depending on the note. As of December 31, 2025, the nil coupon loan notes were convertible into 6,715 shares of common stock. Based on our closing stock price of $1.56 at December 31, 2025, the aggregate fair value of the common stock that the holders would receive if all the loan notes were converted would be approximately $10, which is less than the principal amount of the loans outstanding as of that date. The Loan Notes bear no interest and have no maturity date. They are repayable in the event of our dissolution and the holders do not have the option to cash-settle the notes. Accordingly, they have been classified within stockholders’ equity in the accompanying balance sheets. The notes do not hold distribution or voting rights unless and until converted into common stock.

For the years ended December 31, 2025 and 2024, there were no Loan Notes repurchased by the Company.

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

The issuance of warrants to purchase shares of the Company's common stock are summarized as follows:

Shares
Outstanding as of December 31, 2024	2,850,000
Granted	—
Exercised	—
Outstanding as of December 31, 2025	2,850,000

The following table summarizes information about warrants outstanding and exercisable at December 31, 2025:

	Number	Weighted-Average
	Outstanding/	Remaining Life	Weighted-Average
Range of Exercise Price	Exercisable	in Years	Exercise Price
$5.10	2,500,000	0.62	$5.10
$6.45	350,000	0.62	$6.45
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

Under the Incentive Plans, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plans may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 2,883,057 shares that may be issued or reserved for awards to participants under the Incentive Plans. At December 31, 2025, we had 2,668,885 equity awards available for issuance under the Incentive Plans.

We did not record any excess tax benefits within income tax expense for the years ended December 31, 2025 and 2024. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and we adjust the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general and administrative costs in our consolidated statements of operations. The components of stock-based compensation from continuing operations for the years ended December 31, 2025 and 2024 were as follows:

	For the Year Ended December 31,
	2025	2024
Stock options and restricted stock units, net of forfeitures	$326	$446
After-tax effect of stock based compensation	$326	$446

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

There were no stock options granted during the years ended December 31, 2025 and 2024.

The following table presents a summary of our stock option activity and related information for the years ended December 31:

	2025		2024
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	176,000	$1.94	270,500	$3.09
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or forfeited	(105,000)	2.44	(94,500)	5.22
Outstanding at end of year	71,000	$1.20	176,000	$1.94
Exercisable at end of year	71,000	$1.20	176,000	$1.94
Weighted-Average Remaining Contractual Life (years)		1.34		1.18
Aggregate Intrinsic Value		$26		$4

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $1.56 as of December 31, 2025, which would have been received by the option holders had those options holders exercised their stock options as of that date.

The following table summarizes information about stock options outstanding at December 31, 2025:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.965 - $1.27	44,000	1.9	$0.97
$1.28 - $1.58	27,000	0.4	1.58
	71,000	1.3	$1.20

As of and for the 12 months ended December 31, 2025, there was no non-vested stock option activity and no total unrecognized compensation cost related to non-vested stock options granted under the Incentive Plan. There were no options exercised during the years ended December 31, 2025 and 2024. It is our policy to issue new shares upon option exercises, loan conversions, and vesting of restricted stock units. We have not used cash and do not anticipate any future use of cash to settle equity instruments granted under share-based payment arrangements. Shares received for exercise of stock options come from newly issued shares.

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

In addition to the time vested RSUs, in 2023 the Company entered into an Executive Performance RSU Award Agreement (the “Agreement”) with certain officers, including its President and Chief Executive Officer, Chief Financial Officer and Senior Vice President, Sales (each a “Participating Executive”) pursuant to which each Participating Executive had the opportunity to earn a specified amount of RSUs based on Fuel Tech’s performance in 2023 and 2024. There were 106,000 RSU awards granted to Participating Executives in 2024 based on the Company's performance during the year ended December 31, 2023 and 70,850 RSU awards granted to Participating Executives in 2025 based on the Company's performance during the year ended December 31, 2024.

The Company entered into a new Executive Performance RSU Award Agreement (the "Agreement") in 2025 pursuant to which the Participating Executives under the 2023 Agreement again have the opportunity to earn a specified amount of RSUs based on Fuel Tech's performance in 2025 and 2026.  The target amount of RSUs for each of four possible RSU award components is set for each Participating Executive for 2025 and 2026.

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

The amount, if any, of actual RSU awards to be issued for the years ended December 31, 2025 and 2026 is contingent on performance by the Participating Executive and the Company in the performance areas and for the measurement periods set forth in the Agreement as determined by the Company.

During the years ended December 31, 2025 and 2024, there were 513,850 and 406,026 restricted stock units that vested with a grant date fair value of $654 and $536, respectively. As of December 31, 2025, there was $1,008 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.7 years.

A summary of restricted stock unit activity for the years ended December 31, 2025 and 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2023	1,762,248	$1.29
Granted	151,000	1.09
Forfeited	(425,100)	1.26
Vested	(406,026)	1.32
Unvested restricted stock units at December 31, 2024	1,082,122	1.26
Granted	966,050	1.04
Forfeited	(425,100)	1.26
Vested	(513,850)	1.27
Unvested restricted stock units at December 31, 2025	1,109,222	$1.06

Deferred Directors Fees

In addition to the Incentive Plan, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech common stock that are issuable at a future date as defined in the agreement. In accordance with ASC 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. In 2025 and 2024, there was no stock-based compensation expense under the Deferred Plan.

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

As of December 31, 2025, we had outstanding bank performance guarantees and letters of credit in the amount of $2,437 in support of equipment construction contracts that have not completed their final acceptance test or that are still operating under a warranty period. The performance guarantees and letters of credit expire on dates ranging from January 2026 through October 2028. The expiration dates may be extended if the project completion dates are extended. Our management believes it is probable that these projects will be successfully completed and that there will not be a material adverse impact on our operations from these bank performance guarantees and letters of credit. As a result, no liability has been recorded for these performance guarantees.

Product Warranties

Fuel Tech issues a standard product warranty with the sale of our products to customers. Our recognition of warranty liability is based primarily on analyses of warranty claims experience in the preceding years as the nature of our historical product sales for which we offer a warranty are substantially unchanged. This approach provides an aggregate warranty accrual that is historically aligned with actual warranty claims experienced. There was no change in the warranty liability included in the Other accrued liabilities line of the Consolidated Balance Sheet in 2025 and 2024. The warranty liability balance was $159 at December 31, 2025 and 2024.

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

The Company also has two additional operating leases related to certain office equipment and one short-term lease. Our leases have remaining lease terms of 3.3 years to 5.3 years. Our leases do not contain any material residual value guarantees or material restricted covenants and we currently have no material sublease arrangements. We have no financing leases as defined under ASC 842.

Total operating lease expense is as follows:

	2025	2024
Operating lease cost	$185	$180
Short-term lease cost	5	9
Total lease cost	$190	$189

The weighted average remaining lease terms were 5.25 years and 6.18 years as of December 31, 2025 and 2024, respectively. The weighted average discount rates were 8.27% and 8.25% as of December 31, 2025 and 2024, respectively.

Remaining maturities of our existing lease liabilities as of December 31, 2025 were as follows:

Year Ending December 31,	Operating Leases
2026	$133
2027	136
2028	136
2029	134
2030	137
Thereafter	37
Total lease payments	$713
Less imputed interest	(133)
Total	$580

The following is the balance sheet classification of our existing lease liabilities:

	2025	2024
Operating lease liabilities - current	$89	$77
Operating lease liabilities - non-current	491	548
Total operating lease liabilities	$580	$625

Supplemental cash flow information related to leases was as follows:

	For the Twelve Months ended December 31, 2025	For the twelve months ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	$135	$132
Leased assets obtained in exchange for operating lease liabilities	26	95

11.     DEBT FINANCING

The Company's Investment Collateral Security agreement with BMO Harris is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At December 31, 2025, the Company had outstanding standby letters of credit totaling approximately $2,437 under the Investment Collateral Security agreement. At December 31, 2025, the investments held as collateral totaled $3,655. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

12.     BUSINESS SEGMENT AND GEOGRAPHIC FINANCIAL DATA

Business Segment Financial Data

We segregate our financial results into two reportable segments representing two broad technology segments as follows:

•

The Air Pollution Control technology segment includes technologies to reduce NOx emissions in flue gas generated by the firing of natural gas or coal from boilers, incinerators, furnaces and other stationary combustion sources. These include NOxOUT® Selective Non-Catalytic Reduction systems and Selective Catalytic Reduction (SCR) systems. Our SCR systems can also include Ammonia Injection Grid, and GSG™ Graduated Straightening Grid systems to provide high NOx reductions at significantly lower capital and operating costs than conventional SCR systems. ULTRA® technology creates ammonia at a plant site using safe urea for use with any SCR application. ESP technologies make use of electrostatic precipitator products and services to reduce particulate matter. FGC systems are chemical injection systems offered in markets outside the U.S. and Canada to enhance electrostatic precipitator and fabric filter performance in controlling particulate emissions.

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

Information about reporting segment net sales and gross margin from continuing operations are provided below:

For the year ended December 31, 2025	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$8,908	$17,769	$—	$26,677
Cost of sales	(5,093)	(9,201)	—	(14,294)
Gross margin	3,815	8,568	—	12,383
Selling, general and administrative	—	—	(14,050)	(14,050)
Research and development	—	—	(2,014)	(2,014)
Operating income (loss) from continuing operations	$3,815	$8,568	$(16,064)	$(3,681)

For the year ended December 31, 2024	Air Pollution Control Segment	FUEL CHEM Segment	Other	Total
Revenues from external customers	$11,242	$13,891	$—	$25,133
Cost of sales	(7,050)	(7,460)	—	(14,510)
Gross margin	4,192	6,431	—	10,623
Selling, general and administrative	—	—	(13,761)	(13,761)
Research and development	—	—	(1,564)	(1,564)
Operating income (loss) from continuing operations	$4,192	$6,431	$(15,325)	$(4,702)

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

For the years ended December 31,	2025	2024
Revenues:
United States	$21,022	$17,802
Other Foreign	5,655	7,331
	$26,677	$25,133

As of December 31,	2025	2024
Assets:
United States	$44,345	$44,430
Foreign	2,834	4,367
	$47,179	$48,797

13.     RESTRUCTURING ACTIVITIES

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China (Beijing Fuel Tech). This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business includes staff rationalization, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the remaining activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $3 as of December 31, 2025) and those related to subsidiary closure.

The following table presents our revenues and net loss in China for the years ended December 31, 2025 and 2024:

	2025	2024
Total revenues	$—	$—
Net loss	(63)	(53)

The following table presents net assets in China as of   December 31, 2025 and 2024:

	2025	2024
Total assets	$767	$788
Total liabilities	83	84
Total net assets	$684	$704

Total assets primarily consist of cash and other receivables. Total liabilities consist of accounts payable and certain accrued liabilities.

The Company recorded no restructuring charges for the years ended December 31, 2025 and 2024.

14.     ACCRUED LIABILITIES

The components of other accrued liabilities are as follows:

	As of
	December 31, 2025	December 31, 2024
Contract liabilities (Note 2)	$1,026	$721
Warranty reserve (Note 9)	159	159
Deferred revenue	91	360
Accrued professional fees	83	86
Other accrued liabilities	275	289
Total other accrued liabilities	$1,634	$1,615

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Fuel Tech,” “Compensation Committee,” “Audit Committee,” and “Financial Experts” in our definitive Proxy Statement related to the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.

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

Other information concerning our directors and executive officers and relating to corporate governance will be set forth under the captions “Election of Directors,” “Audit Committee,” “Compensation and Nominating Committee,” “Financial Experts,” “Corporate Governance” and “General” in our Proxy Statement related to the 2026 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item will be set forth under the caption “Executive Compensation” in our definitive Proxy Statement and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2025, under which our securities were authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan excluding securities listed in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,180,222	$1.20	2,668,885

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for Years Ended December 31, 2025 and 2024

Consolidated Statements of Comprehensive Loss for Years Ended December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3)  Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation of Fuel Tech, Inc.		8-K		3.2	10/5/2006
3.2	Certificate of Conversion of Fuel Tech, Inc.		8-K		3.1	10/5/2006
3.3	Amended and Restated By-Laws of Fuel Tech, Inc. dated as of May 28, 2015		8-K		3.1	6/1/2015
4.1	Instrument Constituting US $19,200,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated December 21, 1989		10-Q	9/30/2009	4.1	11/4/2009
4.2	First Supplemental Instrument Constituting US $3,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated July 10, 1990		10-Q	9/30/2009	4.2	11/4/2009
4.3	Instrument Constituting US $6,000 Nil Coupon Non-Redeemable Convertible Unsecured Loan Notes of Fuel-Tech N.V., dated March 12, 1993		10-Q	9/30/2009	4.3	11/4/2009
4.4*	Fuel Tech, Inc. 2014 Long-Term Incentive Plan		DEF 14A			3/31/2014
4.5*	Fuel Tech, Inc. 2024 Long-Term Incentive Plan		10-K	12/31/2024	4.5	3/4/2025
4.6*	Fuel Tech, Inc. Form of Non-Executive Director Stock Option Agreement		10-K	12/31/2006	4.6	3/6/2007
4.7	Fuel Tech, Inc. Form of 2014 Long-Term Incentive Plan Non-Employee Director's Stock Option Agreement		10-Q	6/30/2014	4.2	8/11/2014
4.8*	Fuel Tech, Inc. Form of Common Stock Warrant		8-K		4.1	2/18/2021
4.9*	Fuel Tech, Inc. Form of Placement Agent Warrant		8-K		4.2	2/18/2021
4.10*	Fuel Tech, Inc. Form of Restricted Stock Unit Agreement		10-Q	6/30/2014	4.1	8/11/2014
4.11*	Fuel Tech, Inc. Form of Long-Term Incentive Plan Stock Option Agreement		10-Q	3/31/2015	10.2	5/11/2015
4.12*	Form of 2025 Fuel Tech, Inc. Executive Performance RSU Agreement	X

4.13*	Form of Change of Control Severance Agreement	8-K	99.2	5/10/2023
10.1	Form of Indemnity Agreement between Fuel Tech, Inc. and its Directors and Officers.	8-K	99.1	2/7/2007
10.2*	2024 Corporate Incentive Plan of Fuel Tech, Inc.		8-K		99.1	3/28/2024
10.3*	2025 Corporate Incentive Plan of Fuel Tech, Inc.		8-K		99.2	4/2/2025
10.4*	2024 Corporate Objectives Plan of Fuel Tech, Inc.		8-K		99.2	3/28/2024
10.5*	2025 Corporate Objectives Plan of Fuel Tech, Inc.		8-K		99.3	4/2/2025
10.6*	2024 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/08/2023
10.7*	2025 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/12/2024
10.8*	2026 Fuel Tech, Inc. FUEL CHEM Officer Sales Commission Plan		8-K		99.2	12/12/2025
10.9*	2024 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/08/2023
10.10*	2025 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/12/2024
10.11*	2026 Fuel Tech, Inc. APC Officer and NSM Sales Commission Plan		8-K		99.1	12/12/2025
10.12*	Employment Agreement dated October 31, 1998, between William E. Cummings, Jr. and Fuel Tech, Inc.		10-K	12/31/2009	10.10	3/4/2010
10.13*	Employment Agreement, dated September 20, 2010 between Vincent J. Arnone and Fuel Tech, Inc.		10-K	12/31/2011	10.21	3/5/2012
10.14*	Engagement Letter, dated February 11, 2021, by and between Fuel Tech, Inc. and H.C. Wainwright & Co.		8-K		1.1	2/18/2021
10.15*	Employment Agreement, dated July 8, 1996, between Ellen T. Albrecht and Fuel Tech, Inc.		10-K		10.13	3/8/2022
10.16*	Form of Securities Purchase Agreement		8-K		10.1	2/18/2021
10.17*	Form of Registration Rights Agreement		8-K		10.2	2/18/2021
19	Insider Trading Policy of Fuel Tech, Inc.		10-K	12/31/2024	19	3/4/2025
23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Fuel Tech, Inc. Policy for the Recovery of Erroneously Awarded Compensation, Dated November 2, 2023	X

101.1 INS	Inline XBRL Instance Document.

101.2 SCH	Inline XBRL Taxonomy Extension Schema Document.

101.3 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.4 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.5 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.6 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this document have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL TECH, INC.

Date: March 3, 2026	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2026	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Fuel Tech, Inc. and in the capacities and on the date indicated.

Date: March 3, 2026

Signature	Title

/s/ Vincent J. Arnone	President and Chief Executive Officer (Principal Executive Officer)
Vincent J. Arnone

/s/ Ellen T. Albrecht	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Ellen T. Albrecht

/s/ Douglas G. Bailey	Director
Douglas G. Bailey

/s/ Dennis L. Zeitler	Director
Dennis L. Zeitler

/s/ Sharon L. Jones	Director
Sharon L. Jones