Form 10-Q
period 2026-03-31
FUEL TECH, INC.
filed 2026-05-05
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2026

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

On April 30, 2026 there were outstanding 31,165,249 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the three-month period ended March 31, 2026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$9,109	$11,939
Short-term investments	12,470	12,942
Accounts receivable, less current expected credit loss of $107 and $108, respectively	4,112	5,355
Inventories, net	364	373
Prepaid expenses and other current assets	1,099	1,335
Total current assets	27,154	31,944
Property and equipment, net of accumulated depreciation of $18,048 and $19,433, respectively	4,886	4,739
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $586 and $561, respectively	620	646
Right-of-use operating lease assets, net	516	536
Long-term investments	8,995	6,991
Other assets	200	207
Total assets	$44,487	$47,179
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,144	$3,242
Accrued liabilities:
Operating lease liabilities - current	92	89
Employee compensation	1,265	1,308
Other accrued liabilities	1,487	1,634
Total current liabilities	4,988	6,273
Operating lease liabilities - non-current	465	491
Deferred income taxes, net	187	187
Other liabilities	291	296
Total liabilities	5,931	7,247
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 32,390,127 and 32,281,179 shares issued, and 31,157,075 and 31,074,438 shares outstanding, respectively	323	322
Additional paid-in capital	165,671	165,616
Accumulated deficit	(123,151)	(121,796)
Accumulated other comprehensive loss	(1,761)	(1,718)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,602)	(2,568)
Total stockholders’ equity	38,556	39,932
Total liabilities and stockholders’ equity	$44,487	$47,179

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues	$6,080	$6,382
Costs and expenses:
Cost of sales	3,436	3,423
Selling, general and administrative	3,716	3,341
Research and development	524	570
	7,676	7,334
Operating loss	(1,596)	(952)
Interest income	240	279
Other expense, net	—	(66)
Loss before income taxes	(1,356)	(739)
Income tax benefit	1	—
Net loss	$(1,355)	$(739)
Net loss per common share:
Basic net loss per common share	$(0.04)	$(0.02)
Diluted net loss per common share	$(0.04)	$(0.02)
Weighted-average number of common shares outstanding:
Basic	31,091,335	30,718,000
Diluted	31,091,335	30,718,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(1,355)	$(739)
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	135
Comprehensive loss	$(1,398)	$(604)

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2025:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2024	30,708	$317	$165,295	$(119,472)	$(1,915)	$76	$(2,346)	$41,955
Net loss	—	—	—	(739)	—	—	—	(739)
Foreign currency translation adjustments	—	—	—	—	135	—	—	135
Stock compensation expense	—	—	110	—	—	—	—	110
Common shares issued upon vesting of restricted stock units	85	1	—	—	—	—	—	1
Taxes paid on behalf of equity award participants	(24)	—	—	—	—	—	(24)	(24)
Balance at March 31, 2025	30,769	$318	$165,405	$(120,211)	$(1,780)	$76	$(2,370)	$41,438

The following summarizes the changes in total stockholders' equity for the three months ended March 31, 2026:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2025	31,074	$322	$165,616	$(121,796)	$(1,718)	$76	$(2,568)	$39,932
Net loss	—	—	—	(1,355)	—	—	—	(1,355)
Foreign currency translation adjustments	—	—	—	—	(43)	—	—	(43)
Stock compensation expense	—	—	56	—	—	—	—	56
Common shares issued upon vesting of restricted stock units	109	1	(1)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(26)	—	—	—	—	—	(34)	(34)
Balance at March 31, 2026	31,157	$323	$165,671	$(123,151)	$(1,761)	$76	$(2,602)	$38,556

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities
Net loss	$(1,355)	$(739)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	175	164
Amortization	26	9
Non-cash interest income on held-to-maturity securities	105	(50)
Provision for credit losses, net of recoveries	(1)	—
Stock-based compensation, net of forfeitures	56	110
Changes in operating assets and liabilities:
Accounts receivable	1,176	3,768
Inventory	9	(137)
Prepaid expenses, other current assets and other non-current assets	240	(28)
Accounts payable	(1,095)	(1,340)
Accrued liabilities and other non-current liabilities	(183)	(249)
Net cash (used in) provided by operating activities	(847)	1,508
Investing Activities
Purchases of equipment and patents	(322)	(65)
Purchases of debt securities	(6,092)	(993)
Maturities of debt securities	4,500	2,750
Net cash (used in) provided by investing activities	(1,914)	1,692
Financing Activities
Taxes paid on behalf of equity award participants	(34)	(24)
Net cash used in financing activities	(34)	(24)
Effect of exchange rate fluctuations on cash	(35)	135
Net (decrease) increase in cash and cash equivalents	(2,830)	3,311
Cash and cash equivalents at beginning of period	11,939	8,510
Cash and cash equivalents at end of period	$9,109	$11,821

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of Fuel Tech's financial position, cash flows, and results of operations for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2025 as filed with the Securities and Exchange Commission.

2.     Summary of Significant Accounting Policies

Investments

The Company's investment policy provides for $20,000 in funds at BMO Harris Bank, N.A. (BMO Harris) to be invested in debt securities. The funds are held in money market funds until they are invested in those securities. A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 10). At March 31, 2026, the amount of funds collateralized under the Investment Collateral Security agreement is $2,798 relating to existing standby letters of credit that is comprised of $2,746 with varying maturity dates that expire no later than March 31, 2027 and $52 with a latest maturity date of October 8, 2028.

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

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities:

	As of
Held-to-maturity debt securities:	March 31, 2026	December 31, 2025
Amortized cost	$21,465	$19,933
Gross unrecognized gains	24	76
Gross unrecognized losses	(11)	—
Fair value	$21,478	$20,009

The following table provides the amortized cost and fair value of debt securities by maturities at March 31, 2026:

	Amortized Cost	Fair Value
Within one year	$12,470	$12,483
After one year through two years	8,995	8,995
Total	$21,465	$21,478

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At  March 31, 2026 and December 31, 2025, inventory included equipment constructed for resale of $176 and spare parts, net of reserves, of $188 and $197, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as Other assets was $52 and $53 as of  March 31, 2026 and December 31, 2025, respectively. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using the last used and original purchase dates and existing sales pipeline for which the inventory could be used.

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

The following table provides the roll forward of the allowance for credit losses:

At January 1, 2025	$106
Provision charged to expense	—
(Write-offs) / Recoveries	2
At December 31, 2025	$108
Provision charged to expense	—
(Write-offs) / Recoveries	(1)
At March 31, 2026	$107

3.     Revenue

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended
	March 31,
	2026	2025
Air Pollution Control
Technology solutions	$755	$571
Spare parts	394	251
Ancillary revenue	455	481
Total Air Pollution Control technology revenues	1,604	1,303
FUEL CHEM
FUEL CHEM technology solutions	4,476	5,079
Total Revenues	$6,080	$6,382

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Three Months Ended
	March 31,
	2026	2025
United States	$5,247	$5,359
Foreign Revenues
Latin America	186	348
Europe	393	477
Africa	—	38
Asia	254	160
Total Foreign Revenues	833	1,023
Total Revenues	$6,080	$6,382

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended
	March 31,
	2026	2025
Products transferred at a point in time	$5,325	$5,811
Products and services transferred over time	755	571
Total Revenues	$6,080	$6,382

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In our Air Pollution Control (APC) technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. At March 31, 2026,  December 31, 2025, and December 31, 2024, contract assets for APC technology projects were approximately $974, $887, and $2,075, respectively, and are included in accounts receivable on the Condensed Consolidated Balance Sheets.

The Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $1,066, $1,026, and $721 at March 31, 2026,  December 31, 2025, and December 31, 2024, respectively, and are included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Changes in the contract asset and liability balances during the three-month period ended March 31, 2026 were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $452 and $372 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of APC technology booked orders for which work has not been performed. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $6,923. The Company expects to recognize revenue on approximately $6,000 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	March 31, 2026	December 31, 2025
Trade receivables	$3,156	$4,494
Unbilled receivables	974	887
Other short-term receivables	89	82
Allowance for credit losses	(107)	(108)
Total accounts receivable	$4,112	$5,355

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through March 31, 2026 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $3) and those related to subsidiary closure.

The following table presents our revenues and net loss for the three months ended March 31, 2026 and 2025 in China as follows:

	Three Months Ended
	March 31,
	2026	2025
Total revenues	$—	$—
Net loss	(13)	(18)

The following table presents net assets in China as of  March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Total assets	$772	$767
Total liabilities	92	83
Total net assets	$680	$684

Total assets primarily consist of cash and other receivables. Total liabilities consist of accounts payable and certain accrued liabilities.

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended
	March 31,
	2026	2025
Foreign currency translation
Balance at beginning of period	$(1,718)	$(1,915)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(43)	135
Total accumulated other comprehensive loss	$(1,761)	$(1,780)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 1,233,052 and 1,206,741 with a cost of $2,602 and $2,568 at March 31, 2026 and December 31, 2025, respectively.  These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. For the three months ended March 31, 2026 and 2025, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Basic weighted-average shares	31,091,335	30,718,000
Unexercised options and unvested RSUs	—	—
Diluted weighted-average shares	31,091,335	30,718,000

For the three months ended March 31, 2026 and 2025, Fuel Tech had weighted-average outstanding equity awards of 27,000 and 135,900, respectively, and warrants of 2,850,000 in both periods, which were antidilutive or represent out-of-the-money options for the purpose of the calculation of diluted earnings per share. For the three months ended March 31, 2026 and 2025, Fuel Tech had incremental equity awards of 159,300 and 322,700, respectively, that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

8.     Stock-Based Compensation

Fuel Tech's 2024 Long-Term Incentive Plan (2024 Plan) was adopted in June 2024 and replaced our prior incentive plan which was approved by our stockholders in 2014 (LTIP). No further grants will be made from the LTIP. The 2024 Plan and LTIP are referred to collectively as the Incentive Plans.

Under the Incentive Plans, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plans may be our directors, officers, employees, consultants, or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 3,249,134 shares that may be issued or reserved for awards to participants under the Incentive Plans. As of March 31, 2026, Fuel Tech had 3,120,297 shares available for issuance under the Incentive Plans.

We did not record any excess tax benefits within income tax expense for the three months ended March 31, 2026 and 2025. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three months ended March 31, 2026 and 2025. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	2026	2025
Stock options and restricted stock units, net of forfeitures	$56	$110
After-tax effect of stock-based compensation	$56	$110

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

Stock option activity for Fuel Tech’s Incentive Plans for the three months ended March 31, 2026 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2026	71,000	$1.20
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding on March 31, 2026	71,000	$1.20	1.10	$11
Exercisable on March 31, 2026	71,000	$1.20	1.10	$11

As of March 31, 2026, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

In addition to the time vested RSUs, in 2025 the Company entered into an Executive Performance RSU Award Agreement (the “Agreement”) with certain officers, including its President and Chief Executive Officer, Chief Financial Officer and Senior Vice President, Sales (each a “Participating Executive”) pursuant to which each Participating Executive will have the opportunity to earn a specified amount of restricted stock units (RSUs) based on Fuel Tech’s performance in 2026. The target amount of RSUs for each of four possible RSU award components is set for each Participating Executive for 2026. The amount of actual RSU awards to be issued is contingent on performance by the Participating Executive and the Company in the performance areas and for the measurement periods set forth in the Agreement as determined by the Company.

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

At  March 31, 2026, there is $608 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.62 years.

A summary of restricted stock unit activity for the three months ended March 31, 2026 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2026	1,109,222	$1.06
Granted	70,850	1.26
Vested	(108,949)	1.15
Forfeited	(425,100)	1.02
Unvested restricted stock units at March 31, 2026	646,023	$1.10

The fair value of restricted stock that vested during the three-month period ended March 31, 2026 was $125.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with Accounting Standards Codification (ASC) 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the three-month periods ended March 31, 2026 and 2025, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

The following table summarizes information about warrants outstanding and exercisable at March 31, 2026:

Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	0.37	$5.10
$6.45	350,000	0.37	$6.45
	2,850,000

10.     Debt Financing

The Company's Investment Collateral Security Agreement with BMO Harris is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At March 31, 2026, the Company had outstanding standby letters of credit totaling approximately $1,866 under the Investment Collateral Security agreement. At March 31, 2026, the investments held as collateral totaled $2,798. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Information about reporting segment net sales and gross margin from continuing operations is provided below:

	Air Pollution	FUEL CHEM
Three months ended March 31, 2026	Control Segment	Segment	Other	Total
Revenues from external customers	$1,604	$4,476	$—	$6,080
Cost of sales	(989)	(2,447)	—	(3,436)
Gross margin	615	2,029	—	2,644
Selling, general and administrative	—	—	(3,716)	(3,716)
Research and development	—	—	(524)	(524)
Income (loss) from operations	$615	$2,029	$(4,240)	$(1,596)

	Air Pollution	FUEL CHEM
Three months ended March 31, 2025	Control Segment	Segment	Other	Total
Revenues from external customers	$1,303	$5,079	$—	$6,382
Cost of sales	(878)	(2,545)	—	(3,423)
Gross margin	425	2,534	—	2,959
Selling, general and administrative	—	—	(3,341)	(3,341)
Research and development	—	—	(570)	(570)
Income (loss) from operations	$425	$2,534	$(3,911)	$(952)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

	Three Months Ended
	March 31,
	2026	2025
Revenues:
United States	$5,247	$5,359
Foreign	833	1,023
	$6,080	$6,382

	March 31,	December 31,
	2026	2025
Assets:
United States	$41,751	$44,345
Foreign	2,736	2,834
	$44,487	$47,179

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	March 31, 2026	December 31, 2025
Contract liabilities (Note 3)	$1,066	$1,026
Warranty reserve (Note 13)	159	159
Deferred revenue	72	91
Accrued professional fees	—	83
Other accrued liabilities	190	275
Total other accrued liabilities	$1,487	$1,634

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the three months ended March 31, 2026 and 2025. The warranty liability balance was $159 at March 31, 2026 and December 31, 2025.

14.     Income Taxes

The Company’s effective tax rate is approximately (0.1%) and 0.0% for the three-month periods ended March 31, 2026 and 2025, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the three-month periods ended March 31, 2026 and 2025 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the three-month periods ended March 31, 2026 and 2025.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the first quarter of 2026, the Company continued to execute on existing APC segment projects while actively pursuing new contract awards. FUEL CHEM segment revenue was negatively impacted due to seasonal maintenance outages and dispatch related decreases in operational demand. We continue to invest in development of new technologies to expand our product offerings into the water and waste-water treatment market. Our capital resources are sufficient for our immediate and longer-term needs, and we continue to enjoy the services and support of a dedicated workforce. We expect that our cost control efforts will maintain our existing levels of operating expenditures and that new business opportunities will lead to an improved financial and market outlook.

Key Operating Factors

Our FUEL CHEM segment experienced a decrease in revenue and segment operating profits in the current quarter as compared to 2025. The FUEL CHEM segment was impacted by weather and seasonal maintenance outages at customer plants as well as dispatch related decreases in operational demand.

Our APC business experienced an increase in revenue and segment operating profit in the current quarter as compared to 2025, primarily due to timing of project execution as well as an increase in ancillary revenue. We are encouraged by the depth of our business development activities, which reflects an increased focus on global emissions protocols across a variety of fuel sources. Our Consolidated APC backlog at March 31, 2026 was $6,923 and our global sales pipeline is in the $75 -100 million range.

Results of Operations

Revenues

Revenues for the three-month periods ending March 31, 2026 and 2025 were $6,080 and $6,382, respectively, representing a decrease of $302, or 5%, versus the same period last year.

The APC technology segment generated revenues of $1,604 for the three-month period ended March 31, 2026, representing an increase of $301, or 23%, from the prior year amount of $1,303. This increase in APC revenue was primarily related to timing of project execution on existing contracts. Consolidated APC backlog at March 31, 2026 was $6,923 versus backlog at December 31, 2025 of $7,047. Our current backlog consists of U.S. domestic delivered projects totaling $3,657 and international delivered projects totaling $3,266.

The FUEL CHEM technology segment generated revenues of $4,476 and $5,079 for the three-month periods ended March 31, 2026 and 2025, respectively, representing a decrease of $603, or 12%, versus the same period last year. This decrease in FUEL CHEM revenue for the three months ended March 31, 2026 as compared to the same period in the prior year was primarily due to seasonal maintenance outages and dispatch related decreases in operational demand.

Cost of sales and gross margin

Consolidated gross margin percentage for the three-month periods ended March 31, 2026 and 2025 was 43% and 46%, respectively. For the three-month periods ended March 31, 2026 and 2025 the FUEL CHEM operating segment gross margin was 45% and 50%, respectively. FUEL CHEM gross margin decreased from the prior year primarily due to a decreased volume of sales activity combined with relatively flat operational expenses. APC segment gross margin increased to 38% from 33% primarily due to product and project mix.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $3,716 and $3,341 for the three-month periods ended March 31, 2026 and 2025, respectively. For the three-month period ended March 31, 2026, the increase of $375 is primarily the result of an increase in employee-related expenses of $195, an increase in professional fees of $109, and an increase in administrative expenses for domestic and international locations of $74. For the three-month periods ending March 31, 2026 and 2025, SG&A as a percentage of revenues increased to 61% from 52%. The increase versus the comparable period is primarily due to the decrease in revenues and increase in SG&A compared to prior quarter.

Research and development

Research and development expenses were $524 and $570 for the three-month periods ended March 31, 2026 and 2025, respectively. The expenditures in our research and development expenses are focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI® Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of applications in the water and wastewater industries, including remediation, treatment, biological activity, and wastewater odor management. DGI® technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Interest income

Interest income was $240 for the three-month period ended March 31, 2026 compared to $279 for the same period in 2025. Interest income primarily relates to interest received on the held-to-maturity debt securities and money market funds.

Other income (expense), net

Other expense, net was $0 for the three-month period ended March 31, 2026 compared to Other expense, net of $66 for the same period in 2025. Other expense for the three-month period ended March 31, 2025 was mainly due to transactional foreign exchange gains and losses recognized from repayment of intercompany balances.

Liquidity and Sources of Capital

We have losses from operations during the three-month period ended March 31, 2026 totaling $1,596. Our cash used in operations for this same period totaled $847.

Our cash and cash equivalent balance as of March 31, 2026 totaled $9,109, which includes $1,320 of cash equivalents, and our working capital totaled $22,166. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities used cash of $847 for the three-month period ended March 31, 2026, primarily due to a decrease in accounts payable of $1,095 and a decrease in accrued liabilities and other non-current liabilities of $183, offset by a decrease in accounts receivable of $1,176.

Operating activities provided cash of $1,508 for the three-month period ended March 31, 2025, primarily due to a decrease in accounts receivable of $3,768 and removals of non-cash items from our net loss from continuing operations of depreciation and amortization of $173 and stock-based compensation, net of forfeitures of $110, offset by a decrease in accounts payable of $1,340, a decrease in accrued liabilities and other non-current liabilities of $249, an increase in inventory of $137, an increase in prepaid expenses, other current assets and other non-current assets of $28, and removals of non-cash items from our net loss from continuing operations of interest income on held-to-maturity securities of $50.

Investing activities used cash of $1,914 and provided cash of $1,692 for the three-month periods ended March 31, 2026 and 2025, respectively. Investing activities for the three-month periods ended March 31, 2026 and 2025 primarily consisted of purchases of debt securities as investments of $6,092 and $993, respectively. Investing activities for the three-month periods ended March 31, 2026 and 2025 were funded by the maturities of debt securities of $4,500 and $2,750, respectively.

Financing activities used cash of $34 and $24, respectively, for the three months ended March 31, 2026 and 2025 due to taxes paid on behalf of the equity award participants on the vesting of restricted stock units.

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

We expect additional capital expenditures in 2026 for the DGI business, maintenance of field equipment, computer and systems, and general office equipment. We expect to fund our capital expenditures with cash from operations or cash on hand.

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

The Company's Investment Collateral Security agreement is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At March 31, 2026, the Company had outstanding standby letters of credit totaling approximately $1,866 under the Investment Collateral Security agreement. At March 31, 2026, the investments held as collateral totaled $2,798. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the three months ended March 31, 2026.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect Fuel Tech’s current expectations regarding future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Fuel Tech has tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to Fuel Tech and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Fuel Tech’s Annual Report on Form 10-K for the year ended December 31, 2025 in Item 1A under the caption “Risk Factors,” which could cause Fuel Tech’s actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Fuel Tech undertakes no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Fuel Tech’s filings with the Securities and Exchange Commission.

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

Item 1A.   Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2025 have not materially changed.

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

Date: May 5, 2026	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)