Form 10-Q
period 2026-06-30
FUEL TECH, INC.
filed 2026-08-04
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2026

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

On July 31, 2026 there were outstanding 31,216,789 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the six-month period ended June 30, 2026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$7,620	$11,939
Short-term investments	11,991	12,942
Accounts receivable, less current expected credit loss of $107 and $108, respectively	3,904	5,355
Inventories, net	358	373
Prepaid expenses and other current assets	1,153	1,335
Total current assets	25,026	31,944
Property and equipment, net of accumulated depreciation of $17,608 and $19,433, respectively	4,782	4,739
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $604 and $561, respectively	604	646
Right-of-use operating lease assets, net	490	536
Long-term investments	9,974	6,991
Other assets	202	207
Total assets	$43,194	$47,179
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,817	$3,242
Accrued liabilities:
Operating lease liabilities - current	94	89
Employee compensation	718	1,308
Other accrued liabilities	1,279	1,634
Total current liabilities	4,908	6,273
Operating lease liabilities - non-current	439	491
Deferred income taxes, net	187	187
Other liabilities	293	296
Total liabilities	5,827	7,247
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 32,457,627 and 32,281,179 shares issued, and 31,216,789 and 31,074,438 shares outstanding, respectively	324	322
Additional paid-in capital	165,712	165,616
Accumulated deficit	(124,381)	(121,796)
Accumulated other comprehensive loss	(1,751)	(1,718)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,613)	(2,568)
Total stockholders’ equity	37,367	39,932
Total liabilities and stockholders’ equity	$43,194	$47,179

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$6,485	$5,558	$12,565	$11,940
Costs and expenses:
Cost of sales	3,810	3,029	7,246	6,452
Selling, general and administrative	3,594	3,347	7,310	6,688
Research and development	646	490	1,170	1,060
	8,050	6,866	15,726	14,200
Operating loss	(1,565)	(1,308)	(3,161)	(2,260)
Interest income	266	537	506	816
Other income, net	79	86	79	20
Loss before income taxes	(1,220)	(685)	(2,576)	(1,424)
Income tax expense	(10)	(4)	(9)	(4)
Net loss	$(1,230)	$(689)	$(2,585)	$(1,428)
Net loss per common share:
Basic net loss per common share	$(0.04)	$(0.02)	$(0.08)	$(0.05)
Diluted net loss per common share	$(0.04)	$(0.02)	$(0.08)	$(0.05)
Weighted-average number of common shares outstanding:
Basic	31,181,000	30,868,000	31,137,000	30,796,000
Diluted	31,181,000	30,868,000	31,137,000	30,796,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(1,230)	$(689)	$(2,585)	$(1,428)
Other comprehensive income (loss):
Foreign currency translation adjustments	10	11	(33)	146
Comprehensive loss	$(1,220)	$(678)	$(2,618)	$(1,282)

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)(in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and six months ended June 30, 2025:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2024	30,708	$317	$165,295	$(119,472)	$(1,915)	$76	$(2,346)	$41,955
Net loss	—	—	—	(739)	—	—	—	(739)
Foreign currency translation adjustments	—	—	—	—	135	—	—	135
Stock compensation expense	—	—	110	—	—	—	—	110
Common shares issued upon vesting of restricted stock units	85	1	—	—	—	—	—	1
Taxes paid on behalf of equity award participants	(24)	—	—	—	—	—	(24)	(24)
Balance at March 31, 2025	30,769	$318	$165,405	$(120,211)	$(1,780)	$76	$(2,370)	$41,438
Net loss	—	—	—	(689)	—	—	—	(689)
Foreign currency translation adjustments	—	—	—	—	11	—	—	11
Stock compensation expense	—	—	102	—	—	—	—	102
Common shares issued upon vesting of restricted stock units	429	4	(4)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(123)	—	—	—	—	—	(198)	(198)
Balance at June 30, 2025	31,075	$322	$165,503	$(120,900)	$(1,769)	$76	$(2,568)	$40,664

The following summarizes the changes in total stockholders' equity for the three and six months ended June 30, 2026:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2025	31,074	$322	$165,616	$(121,796)	$(1,718)	$76	$(2,568)	$39,932
Net loss	—	—	—	(1,355)	—	—	—	(1,355)
Foreign currency translation adjustments	—	—	—	—	(43)	—	—	(43)
Stock compensation expense	—	—	56	—	—	—	—	56
Common shares issued upon vesting of restricted stock units	109	1	(1)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(26)	—	—	—	—	—	(34)	(34)
Balance at March 31, 2026	31,157	$323	$165,671	$(123,151)	$(1,761)	$76	$(2,602)	$38,556
Net loss				(1,230)				(1,230)
Foreign currency translation adjustments	—	—	—	—	10	—	—	10
Stock compensation expense	—	—	42	—	—	—	—	42
Common shares issued upon vesting of restricted stock units	68	1	(1)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(8)	—	—	—	—	—	(11)	(11)
Balance at June 30, 2026	31,217	$324	$165,712	$(124,381)	$(1,751)	$76	$(2,613)	$37,367

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities
Net loss	$(2,585)	$(1,428)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	353	327
Amortization	44	18
Interest income on held-to-maturity securities, net of premium amortization and discount accretion	67	(90)
Provision for credit losses, net of recoveries	(1)	—
Stock-based compensation, net of forfeitures	98	212
Changes in operating assets and liabilities:
Accounts receivable	1,434	1,987
Employee retention credit receivable	—	1,232
Inventory	15	(218)
Prepaid expenses, other current assets and other non-current assets	182	77
Accounts payable	(417)	(833)
Accrued liabilities and other non-current liabilities	(931)	203
Net cash (used in) provided by operating activities	(1,741)	1,487
Investing Activities
Purchases of equipment and patents	(399)	(101)
Purchases of debt securities	(9,103)	(4,949)
Maturities of debt securities	7,000	5,750
Net cash (used in) provided by investing activities	(2,502)	700
Financing Activities
Taxes paid on behalf of equity award participants	(45)	(222)
Net cash used in financing activities	(45)	(222)
Effect of exchange rate fluctuations on cash	(31)	114
Net (decrease) increase in cash and cash equivalents	(4,319)	2,079
Cash and cash equivalents at beginning of period	11,939	8,510
Cash and cash equivalents at end of period	$7,620	$10,589

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of Fuel Tech's financial position, cash flows, and results of operations for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2025 as filed with the Securities and Exchange Commission.

2.     Summary of Significant Accounting Policies

Investments

The Company's investment policy provides for $20,000 in funds at BMO Harris Bank, N.A. (BMO Harris) to be invested in debt securities. The funds are held in money market funds until they are invested in those securities. A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 10). At June 30, 2026, the amount of funds collateralized under the Investment Collateral Security agreement is $2,574 relating to existing standby letters of credit that is comprised of $2,250 with varying maturity dates that expire no later than June 30, 2027 and $324 with a latest maturity date of October 8, 2028.

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

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities:

	As of
Held-to-maturity debt securities:	June 30, 2026	December 31, 2025
Amortized cost	$21,965	$19,933
Gross unrecognized gains	4	76
Gross unrecognized losses	(40)	—
Fair value	$21,929	$20,009

The following table provides the amortized cost and fair value of debt securities by maturities at June 30, 2026:

	Amortized Cost	Fair Value
Within one year	$11,991	$11,979
After one year through two years	9,974	9,950
Total	$21,965	$21,929

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At  June 30, 2026 and December 31, 2025, inventory included equipment constructed for resale of $176 and spare parts, net of reserves, of $182 and $197, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as Other assets was $52 and $53 as of  June 30, 2026 and December 31, 2025, respectively. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using the last used and original purchase dates and existing sales pipeline for which the inventory could be used.

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

The following table provides the roll forward of the allowance for credit losses:

At January 1, 2025	$106
Provision charged to expense	—
(Write-offs) / Recoveries	2
At December 31, 2025	$108
Provision charged to expense	—
(Write-offs) / Recoveries	(1)
At June 30, 2026	$107

3.     Revenue

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Air Pollution Control
Technology solutions	$2,078	$1,644	$2,833	$2,216
Spare parts	417	425	811	675
Ancillary revenue	290	436	745	917
Total Air Pollution Control technology revenues	2,785	2,505	4,389	3,808
FUEL CHEM
FUEL CHEM technology solutions	3,700	3,053	8,176	8,132
Total Revenues	$6,485	$5,558	$12,565	$11,940

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States	$5,901	$4,442	$11,148	$9,801
Foreign Revenues
Latin America	189	65	375	413
Europe	305	707	698	1,184
Africa	14	156	14	194
Asia	76	188	330	348
Total Foreign Revenues	584	1,116	1,417	2,139
Total Revenues	$6,485	$5,558	$12,565	$11,940

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Products transferred at a point in time	$4,407	$3,914	$9,732	$9,724
Products and services transferred over time	2,078	1,644	2,833	2,216
Total Revenues	$6,485	$5,558	$12,565	$11,940

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In our Air Pollution Control (APC) technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. At June 30, 2026,  December 31, 2025, and December 31, 2024, contract assets for APC technology projects were approximately $1,223, $887, and $2,075, respectively, and are included in accounts receivable on the Condensed Consolidated Balance Sheets.

The Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $960, $1,026, and $721 at June 30, 2026,  December 31, 2025, and December 31, 2024, respectively, and are included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Changes in the contract asset and liability balances during the six-month period ended June 30, 2026 were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $155 and $607 for the three and six months ended June 30, 2026, respectively, and $171 and $543 for the three and six months ended June 30, 2025, respectively, which represented revenue from progress towards completion of our APC technology contracts.

As of June 30, 2026 and December 31, 2025, we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of APC technology booked orders for which work has not been performed. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $14,308. The Company expects to recognize revenue on approximately $10,489 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	June 30, 2026	December 31, 2025
Trade receivables	$2,690	$4,494
Unbilled receivables	1,223	887
Other short-term receivables	98	82
Allowance for credit losses	(107)	(108)
Total accounts receivable	$3,904	$5,355

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through June 30, 2026 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $3) and those related to subsidiary closure.

The following table presents our revenues and net loss for the three and six months ended June 30, 2026 and 2025 in China as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenues	$14	$—	$14	$—
Net loss	(9)	(12)	(22)	(30)

The following table presents net assets in China as of  June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Total assets	$768	$767
Total liabilities	78	83
Total net assets	$690	$684

Total assets primarily consist of cash and other receivables. Total liabilities consist of accounts payable and certain accrued liabilities.

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Foreign currency translation
Balance at beginning of period	$(1,761)	$(1,780)	$(1,718)	$(1,915)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	10	11	(33)	146
Total accumulated other comprehensive loss	$(1,751)	$(1,769)	$(1,751)	$(1,769)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 1,240,838 and 1,206,741 with a cost of $2,613 and $2,568 at June 30, 2026 and December 31, 2025, respectively.  These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. For the three and six months ended June 30, 2026 and 2025, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic weighted-average shares	31,181,000	30,868,000	31,137,000	30,796,000
Unexercised options and unvested RSUs	—	—	—	—
Diluted weighted-average shares	31,181,000	30,868,000	31,137,000	30,796,000

For the three and six months ended June 30, 2026, Fuel Tech had weighted-average outstanding equity awards of 27,900 and 66,200, respectively, and warrants of 2,850,000 in both periods, which were antidilutive or represent out-of-the-money options for the purpose of the calculation of diluted earnings per share. For the three and six months ended June 30, 2026, Fuel Tech had incremental equity awards of 92,800 and 114,800, respectively, that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

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

Under the Incentive Plans, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plans may be our directors, officers, employees, consultants, or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business. There are a maximum of 3,118,570 shares that may be issued or reserved for awards to participants under the Incentive Plans. As of June 30, 2026, Fuel Tech had 3,039,233 shares available for issuance under the Incentive Plans.

We did not record any excess tax benefits within income tax expense for the three and six months ended June 30, 2026 and 2025. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and six months ended June 30, 2026 and 2025. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options and restricted stock units, net of forfeitures	$42	$102	$98	$212
After-tax effect of stock-based compensation	$42	$102	$98	$212

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

Stock option activity for Fuel Tech’s Incentive Plans for the six months ended June 30, 2026 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding on January 1, 2026	71,000	$1.20
Granted	—	—
Exercised	—	—
Expired or forfeited	(27,000)	1.58
Outstanding on June 30, 2026	44,000	$0.96	1.44	$55
Exercisable on June 30, 2026	44,000	$0.96	1.44	$55

As of June 30, 2026, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

At  June 30, 2026, there is $632 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 1.75 years.

A summary of restricted stock unit activity for the six months ended June 30, 2026 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2026	1,109,222	$1.06
Granted	115,850	1.33
Vested	(176,449)	1.29
Forfeited	(425,100)	1.02
Unvested restricted stock units at June 30, 2026	623,523	$1.08

The fair value of restricted stock that vested during the six-month period ended June 30, 2026 was $228.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with Accounting Standards Codification (ASC) 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the six-month periods ended June 30, 2026 and 2025, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

The following table summarizes information about warrants outstanding and exercisable at June 30, 2026:

Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.10	2,500,000	0.12	$5.10
$6.45	350,000	0.12	$6.45
	2,850,000

10.     Debt Financing

The Company's Investment Collateral Security Agreement with BMO Harris is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At June 30, 2026, the Company had outstanding standby letters of credit totaling approximately $1,716 under the Investment Collateral Security agreement. At June 30, 2026, the investments held as collateral totaled $2,574. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Information about reporting segment net sales and gross margin from continuing operations is provided below:

	Air Pollution	FUEL CHEM
Three months ended June 30, 2026	Control Segment	Segment	Other	Total
Revenues from external customers	$2,785	$3,700	$—	$6,485
Cost of sales	(1,775)	(2,035)	—	(3,810)
Gross margin	1,010	1,665	—	2,675
Selling, general and administrative	—	—	(3,594)	(3,594)
Research and development	—	—	(646)	(646)
Income (loss) from operations	$1,010	$1,665	$(4,240)	$(1,565)

	Air Pollution	FUEL CHEM
Three months ended June 30, 2025	Control Segment	Segment	Other	Total
Revenues from external customers	$2,505	$3,053	$—	$5,558
Cost of sales	(1,406)	(1,623)	—	(3,029)
Gross margin	1,099	1,430	—	2,529
Selling, general and administrative	—	—	(3,347)	(3,347)
Research and development	—	—	(490)	(490)
Income (loss) from operations	$1,099	$1,430	$(3,837)	$(1,308)

	Air Pollution	FUEL CHEM
Six months ended June 30, 2026	Control Segment	Segment	Other	Total
Revenues from external customers	$4,389	$8,176	$—	$12,565
Cost of sales	(2,764)	(4,482)	—	(7,246)
Gross margin	1,625	3,694	—	5,319
Selling, general and administrative	—	—	(7,310)	(7,310)
Research and development	—	—	(1,170)	(1,170)
Income (loss) from operations	$1,625	$3,694	$(8,480)	$(3,161)

	Air Pollution	FUEL CHEM
Six months ended June 30, 2025	Control Segment	Segment	Other	Total
Revenues from external customers	$3,808	$8,132	$—	$11,940
Cost of sales	(2,284)	(4,168)	—	(6,452)
Gross margin	1,524	3,964	—	5,488
Selling, general and administrative	—	—	(6,688)	(6,688)
Research and development	—	—	(1,060)	(1,060)
Income (loss) from operations	$1,524	$3,964	$(7,748)	$(2,260)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
United States	$5,901	$4,442	$11,148	$9,801
Foreign	584	1,116	1,417	2,139
	$6,485	$5,558	$12,565	$11,940

	June 30,	December 31,
	2026	2025
Assets:
United States	$40,636	$44,345
Foreign	2,558	2,834
	$43,194	$47,179

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	June 30, 2026	December 31, 2025
Contract liabilities (Note 3)	$960	$1,026
Warranty reserve (Note 13)	159	159
Deferred revenue	89	91
Accrued professional fees	—	83
Other accrued liabilities	71	275
Total other accrued liabilities	$1,279	$1,634

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the six months ended June 30, 2026 and 2025. The warranty liability balance was $159 at June 30, 2026 and December 31, 2025.

14.     Income Taxes

The Company’s effective tax rate is approximately 0.3% and 0.3% for the six-month periods ended June 30, 2026 and 2025, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the six-month periods ended June 30, 2026 and 2025 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the six-month periods ended June 30, 2026 and 2025.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the quarter, the Company delivered revenue growth in both reportable segments, reflecting improved demand in FUEL CHEM and continued execution in Air Pollution Control. The FUEL CHEM segment benefited from higher activity levels at legacy customer accounts, while the Air Pollution Control segment revenue increased as the Company advanced existing projects and continued to pursue and secure new contract awards.

Management believes the Company’s operating performance and Air Pollution Control backlog provide improved revenue visibility, while business development activity continues to reflect market interest in emissions-control solutions across multiple fuel sources. The Company is also investing in new technologies intended to broaden its addressable market, including potential applications in the water and wastewater treatment market.

The Company believes its existing capital resources are sufficient to support current operations, planned technology development, and reasonably anticipated operating requirements. Management remains focused on disciplined cost control while pursuing opportunities that could support improved financial performance, market position, and long-term shareholder value.

The Company’s future results will depend in part on the level of activity from legacy FUEL CHEM customers, the timing and conversion of Air Pollution Control backlog and new contract awards, the pace of technology development and commercialization, and the Company’s ability to manage costs while supporting growth initiatives.

Key Operating Factors

The Company’s FUEL CHEM segment generated higher revenue in the current quarter compared to the corresponding 2025 period, while segment operating profit decreased slightly. The increase in revenue was primarily attributable to higher operating activity from the segment’s existing customer base.

The Company’s Air Pollution Control segment also generated higher revenue in the current quarter compared to the corresponding 2025 period, primarily due to the timing of project execution and increased ancillary revenue. The Company continues to execute on existing Air Pollution Control projects while pursuing and booking new contract awards.

Management is encouraged by the depth of the Company's business development activities, which reflects increased market attention to global emissions protocols across a variety of fuel sources. Consolidated APC backlog at June 30, 2026 was $14,308 and the Company's global sales pipeline was approximately $75 -100 million.

Results of Operations

Revenues

Revenues for the three-month periods ending June 30, 2026 and 2025 were $6,485 and $5,558, respectively, representing an increase of $927, or 17%, versus the same period last year. Revenues for the six-month periods ending June 30, 2026 and June 30, 2025 were $12,565 and $11,940, representing an increase of $625, or 5%, versus the same period last year.

The APC technology segment generated revenues of $2,785 for the three-month period ended June 30, 2026, representing an increase of $280, or 11%, from the prior year amount of $2,505.The APC technology segment generated revenues of $4,389 for the six-month period ended June 30, 2026, representing an increase of $581, or 15%, from the prior year amount of $3,808. The increase was primarily attributable to the timing of project execution on existing contracts and increased consolidated segment backlog resulting from new project awards. Consolidated APC backlog at June 30, 2026 was $14,308 versus backlog at December 31, 2025 of $7,047. Our current backlog consists of U.S. domestic delivered projects totaling $11,262 and international delivered projects totaling $3,046.

The FUEL CHEM technology segment generated revenues of $3,700 and $3,053 for the three-month periods ended June 30, 2026 and 2025, respectively, representing an increase of $647, or 21%, versus the same period last year. This increase in FUEL CHEM revenue for the three months ended June 30, 2026 as compared to the same period in the prior year was primarily due to increased operational dispatch at legacy accounts. FUEL CHEM technology segment revenues remained relatively flat for the six-month periods ended June 30, 2026 and 2025 at $8,176 and $8,132, respectively.

Cost of sales and gross margin

Consolidated gross margin percentage for the three-month periods ended June 30, 2026 and 2025 was 41% and 46%, respectively. For the three-month periods ended June 30, 2026 and 2025 the FUEL CHEM operating segment gross margin was 45% and 47%, respectively. FUEL CHEM gross margin decreased slightly from the prior year primarily due to demonstration costs, increased freight costs and additional internal labor costs for unit maintenance. APC segment gross margin decreased to 36% from 44% primarily due to product and project mix.

Consolidated gross margin percentage for the six-month periods ended June 30, 2026 and 2025 was 42% and 46%, respectively. For the six-month periods ended June 30, 2026 and 2025 the FUEL CHEM operating segment gross margin was 45% and 49%, respectively. Similarly to the decrease for the three-month periods ended June 30, 2026 and 2025, FUEL CHEM gross margin decreased from the prior year primarily due to increased costs. APC segment gross margin decreased to 37% from 40% primarily due to product and project mix.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $3,594 and $3,347 for the three-month periods ended June 30, 2026 and 2025, respectively. For the three-month period ended June 30, 2026, the increase of $247 is primarily the result of an increase in professional fees of $127, an increase in employee-related expenses of $86, and an increase in travel and administrative expenses for domestic and international locations of $36. For the three-month periods ending June 30, 2026 and 2025, SG&A as a percentage of revenues decreased to 55% from 60%. The decrease versus the comparable period is primarily due to the increase in revenues.

Selling, general and administrative expenses (SG&A) were $7,310 and $6,688 for the six-month periods ended June 30, 2026 and 2025, respectively. For the six-month period ended June 30, 2026, the increase of $622 is primarily the result of an increase in employee-related expenses of $281, an increase in professional fees of $236, and an increase in travel and administrative expenses for domestic and international locations of $107. For the six-month periods ending June 30, 2026 and 2025, SG&A as a percentage of revenues increased to 58% from 56%. The increase versus the comparable period is primarily due to the increase in SG&A expenses.

Research and development

Research and development expenses were $646 and $490 for the three-month periods ended June 30, 2026 and 2025, respectively and $1,170 and $1,060 for the six-month periods ended June 30, 2026 and 2025. The expenditures in our research and development expenses are focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI® Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of potential applications in the water and wastewater industries, including remediation, treatment, biological activity, and wastewater odor management. DGI® technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Interest income

Interest income was $266 for the three-month period ended June 30, 2026 compared to $537 for the same period in 2025. Interest income for the three-month period ended June 30, 2025 included $257 in interest income related to the collection of our ERC benefit. Interest income was $506 for the six-month period ended June 30, 2026 compared to $816 for the same period in 2025. Interest income primarily relates to interest received on the held-to-maturity debt securities and money market funds.

Other income, net

Other income, net was $79 for the three-month period ended June 30, 2026 compared to Other income, net of $86 for the same period in 2025. Other income, net was $79 for the six-month period ended June 30, 2026 compared to Other income, net of $20 for the same period in 2025. Other income for the three and six-month periods ended June 30, 2025 was mainly due to transactional foreign exchange gains and losses recognized from repayment of intercompany balances.

Liquidity and Sources of Capital

We have losses from operations during the six-month period ended June 30, 2026 totaling $3,161. Our cash used in operations for this same period totaled $1,741.

Our cash and cash equivalent balance as of June 30, 2026 totaled $7,620, which includes $1,004 of cash equivalents, and our working capital totaled $20,118. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities used cash of $1,741 for the six-month period ended June 30, 2026, primarily due to a decrease in accrued liabilities and other non-current liabilities of $931 and a decrease in accounts payable of $417, offset by a decrease in accounts receivable of $1,434.

Operating activities provided cash of $1,487 for the six-month period ended June 30, 2025, primarily due to a decrease in accounts receivable of $1,987, collection of the ERC receivable of $1,232, an increase in accrued liabilities and other non-current liabilities of $203, and removals of non-cash items from our net loss from continuing operations of depreciation and amortization of $345 and stock-based compensation, net of forfeitures of $212, offset by a decrease in accounts payable of $833 and an increase in inventory of $218.

Investing activities used cash of $2,502 and provided cash of $700 for the six-month periods ended June 30, 2026 and 2025, respectively. Investing activities for the six-month periods ended June 30, 2026 and 2025 primarily consisted of purchases of debt securities as investments of $9,103 and $4,949, respectively. Investing activities for the six-month periods ended June 30, 2026 and 2025 were funded by the maturities of debt securities of $7,000 and $5,750, respectively.

Financing activities used cash of $45 and $222, respectively, for the six months ended June 30, 2026 and 2025 due to taxes paid on behalf of the equity award participants on the vesting of restricted stock units.

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

We expect additional capital expenditures during the remainder of 2026 for the DGI business, maintenance of field equipment, computer and systems, and general office equipment. We expect to fund our capital expenditures with cash from operations or cash on hand.

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

The Company's Investment Collateral Security agreement is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At June 30, 2026, the Company had outstanding standby letters of credit totaling approximately $1,716 under the Investment Collateral Security agreement. At June 30, 2026, the investments held as collateral totaled $2,574. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the six months ended June 30, 2026.

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

Date: August 4, 2026	By:	/s/ Vincent J. Arnone
Vincent J. Arnone
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)