Form 10-Q
period 2026-09-30
FUEL TECH, INC.
filed 2026-11-03
CIK 846913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2026

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

On October 31, 2026 there were outstanding 31,216,789 shares of Common Stock, par value $0.01 per share, of the registrant.

FUEL TECH, INC.

Form 10-Q for the nine-month period ended September 30, 2026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands, except share and per-share data)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$6,830	$11,939
Short-term investments	11,000	12,942
Accounts receivable, less current expected credit loss of $107 and $108, respectively	5,891	5,355
Inventories, net	382	373
Prepaid expenses and other current assets	899	1,335
Total current assets	25,002	31,944
Property and equipment, net of accumulated depreciation of $17,748 and $19,433, respectively	4,688	4,739
Goodwill	2,116	2,116
Other intangible assets, net of accumulated amortization of $622 and $561, respectively	587	646
Right-of-use operating lease assets, net	480	536
Long-term investments	9,950	6,991
Other assets	208	207
Total assets	$43,031	$47,179
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	3,009	$3,242
Accrued liabilities:
Operating lease liabilities - current	101	89
Employee compensation	744	1,308
Other accrued liabilities	1,124	1,634
Total current liabilities	4,978	6,273
Operating lease liabilities - non-current	421	491
Deferred income taxes, net	187	187
Other liabilities	294	296
Total liabilities	5,880	7,247
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, 32,457,627 and 32,281,179 shares issued, and 31,216,789 and 31,074,438 shares outstanding, respectively	324	322
Additional paid-in capital	165,775	165,616
Accumulated deficit	(124,648)	(121,796)
Accumulated other comprehensive loss	(1,763)	(1,718)
Nil coupon perpetual loan notes	76	76
Treasury stock, at cost	(2,613)	(2,568)
Total stockholders’ equity	37,151	39,932
Total liabilities and stockholders’ equity	$43,031	$47,179

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$8,676	$7,490	$21,241	$19,430
Costs and expenses:
Cost of sales	4,771	3,829	12,017	10,281
Selling, general and administrative	3,657	3,207	10,967	9,895
Research and development	771	450	1,941	1,510
	9,199	7,486	24,925	21,686
Operating (loss) income	(523)	4	(3,684)	(2,256)
Interest income	247	311	753	1,127
Other income (expense), net	9	(5)	88	15
(Loss) income before income taxes	(267)	310	(2,843)	(1,114)
Income tax expense	—	(7)	(9)	(11)
Net (loss) income	$(267)	$303	$(2,852)	$(1,125)
Net (loss) income per common share:
Basic net (loss) income per common share	$(0.01)	$0.01	$(0.09)	$(0.04)
Diluted net (loss) income per common share	$(0.01)	$0.01	$(0.09)	$(0.04)
Weighted-average number of common shares outstanding:
Basic	31,217,000	31,074,000	31,164,000	30,890,000
Diluted	31,217,000	31,293,000	31,164,000	30,890,000

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net (loss) income	$(267)	$303	$(2,852)	$(1,125)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	(14)	(45)	132
Comprehensive (loss) income	$(279)	$289	$(2,897)	$(993)

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (in thousands of dollars or shares, as appropriate)

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2025:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2024	30,708	$317	$165,295	$(119,472)	$(1,915)	$76	$(2,346)	$41,955
Net loss	—	—	—	(739)	—	—	—	(739)
Foreign currency translation adjustments	—	—	—	—	135	—	—	135
Stock compensation expense	—	—	110	—	—	—	—	110
Common shares issued upon vesting of restricted stock units	85	1	(1)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(24)	—	—	—	—	—	(24)	(24)
Balance at March 31, 2025	30,769	$318	$165,404	$(120,211)	$(1,780)	$76	$(2,370)	$41,437
Net loss	—	—	—	(689)	—	—	—	(689)
Foreign currency translation adjustments	—	—	—	—	11	—	—	11
Stock compensation expense	—	—	102	—	—	—	—	102
Common shares issued upon vesting of restricted stock units	429	4	(4)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(123)	—	—	—	—	—	(198)	(198)
Balance at June 30, 2025	31,075	$322	$165,502	$(120,900)	$(1,769)	$76	$(2,568)	$40,663
Net income	—	—	—	303	—	—	—	303
Foreign currency translation adjustments	—	—	—	—	(14)	—	—	(14)
Stock compensation expense	—	—	57	—	—	—	—	57
Balance at September 30, 2025	31,075	$322	$165,559	$(120,597)	$(1,783)	$76	$(2,568)	$41,009

The following summarizes the changes in total stockholders' equity for the three and nine months ended September 30, 2026:

					Accumulated	Nil
			Additional		Other	Coupon
	Common Stock		Paid-in	Accumulated	Comprehensive	Perpetual	Treasury
	Shares	Amount	Capital	Deficit	Loss	Loan Notes	Stock	Total
Balance at December 31, 2025	31,074	$322	$165,616	$(121,796)	$(1,718)	$76	$(2,568)	$39,932
Net loss	—	—	—	(1,355)	—	—	—	(1,355)
Foreign currency translation adjustments	—	—	—	—	(43)	—	—	(43)
Stock compensation expense	—	—	56	—	—	—	—	56
Common shares issued upon vesting of restricted stock units	109	1	(1)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(26)	—	—	—	—	—	(34)	(34)
Balance at March 31, 2026	31,157	$323	$165,671	$(123,151)	$(1,761)	$76	$(2,602)	$38,556
Net loss				(1,230)				(1,230)
Foreign currency translation adjustments	—	—	—	—	10	—	—	10
Stock compensation expense	—	—	42	—	—	—	—	42
Common shares issued upon vesting of restricted stock units	68	1	(1)	—	—	—	—	—
Taxes paid on behalf of equity award participants	(8)	—	—	—	—	—	(11)	(11)
Balance at June 30, 2026	31,217	$324	$165,712	$(124,381)	$(1,751)	$76	$(2,613)	$37,367
Net loss	—	—	—	(267)	—	—	—	(267)
Foreign currency translation adjustments	—	—	—	—	(12)	—	—	(12)
Stock compensation expense	—	—	63	—	—	—	—	63
Balance at September 30, 2026	31,217	$324	$165,775	$(124,648)	$(1,763)	$76	$(2,613)	$37,151

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating Activities
Net loss	$(2,852)	$(1,125)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	537	490
Amortization	62	27
Loss on disposal of equipment	15	—
Interest income on held-to-maturity securities, net of premium amortization and discount accretion	81	(91)
Provision for credit losses, net of recoveries	(1)	—
Stock-based compensation, net of forfeitures	161	269
Changes in operating assets and liabilities:
Accounts receivable	(556)	3,066
Employee retention credit receivable	—	1,677
Inventory	(9)	(4)
Prepaid expenses, other current assets and other non-current assets	429	318
Accounts payable	(226)	(560)
Accrued liabilities and other non-current liabilities	(1,051)	516
Net cash (used in) provided by operating activities	(3,410)	4,583
Investing Activities
Purchases of equipment and patents	(505)	(231)
Purchases of debt securities	(12,102)	(10,004)
Maturities of debt securities	11,000	11,000
Net cash (used in) provided by investing activities	(1,607)	765
Financing Activities
Taxes paid on behalf of equity award participants	(45)	(222)
Net cash used in financing activities	(45)	(222)
Effect of exchange rate fluctuations on cash	(47)	41
Net (decrease) increase in cash and cash equivalents	(5,109)	5,167
Cash and cash equivalents at beginning of period	11,939	8,510
Cash and cash equivalents at end of period	$6,830	$13,677

See notes to condensed consolidated financial statements.

FUEL TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of Fuel Tech's financial position, cash flows, and results of operations for the periods presented. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. For further information, refer to the audited consolidated financial statements and footnotes thereto included in Fuel Tech’s Annual Report on Form 10-K for the year ended  December 31, 2025 as filed with the Securities and Exchange Commission.

2.     Summary of Significant Accounting Policies

Investments

The Company's investment policy provides for $20,000 in funds at BMO Harris Bank, N.A. (BMO Harris) to be invested in debt securities. The funds are held in money market funds until they are invested in those securities. A portion of the funds invested are restricted as collateral under the Investment Collateral Security agreement (see Note 10). At September 30, 2026, the amount of funds collateralized under the Investment Collateral Security agreement is $2,299 relating to existing standby letters of credit that is comprised of $1,976 with varying maturity dates that expire no later than September 30, 2027 and $323 with a latest maturity date of October 8, 2028.

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

The following table provides the amortized cost, gross unrealized gains and losses, and fair value of our HTM debt securities:

	As of
Held-to-maturity debt securities:	September 30, 2026	December 31, 2025
Amortized cost	$20,950	$19,933
Gross unrecognized gains	—	76
Gross unrecognized losses	(110)	—
Fair value	$20,840	$20,009

The following table provides the amortized cost and fair value of debt securities by maturities at September 30, 2026:

	Amortized Cost	Fair Value
Within one year	$11,000	$10,958
After one year through two years	9,950	9,882
Total	$20,950	$20,840

Inventories

Inventories consist primarily of equipment constructed for resale and spare parts and are stated at the lower of cost or net realizable value, using the weighted-average cost method. At  September 30, 2026 and December 31, 2025, inventory included equipment constructed for resale of $146 and $176, respectively, and spare parts, net of reserves, of $236 and $197, respectively. Usage is recorded in cost of sales in the period that parts were issued to a project, used to service equipment, or sold to customers. Equipment constructed for resale that is in process is recorded in Other assets. In process equipment for inventory recorded as Other assets was $49 and $53 as of  September 30, 2026 and December 31, 2025, respectively. Inventories are periodically evaluated to identify obsolete or otherwise impaired parts and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using the last used and original purchase dates and existing sales pipeline for which the inventory could be used.

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

The following table provides the roll forward of the allowance for credit losses:

At January 1, 2025	$106
Provision charged to expense	—
(Write-offs) / Recoveries	2
At December 31, 2025	$108
Provision charged to expense	—
(Write-offs) / Recoveries	(1)
At September 30, 2026	$107

3.     Revenue

Disaggregated Revenue by Product Technology

The following table presents our revenues disaggregated by product technology:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Air Pollution Control
Technology solutions	$2,953	$1,227	$5,786	$3,443
Spare parts	457	840	1,268	1,516
Ancillary revenue	336	640	1,081	1,556
Total Air Pollution Control technology revenues	3,746	2,707	8,135	6,515
FUEL CHEM
FUEL CHEM technology solutions	4,930	4,783	13,106	12,915
Total Revenues	$8,676	$7,490	$21,241	$19,430

Disaggregated Revenue by Geography

The following table presents our revenues disaggregated by geography, based on the location of the end-user:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
United States	$7,490	$5,626	$18,638	$15,427
Foreign Revenues
Latin America	303	166	678	579
Europe	232	698	930	1,882
Africa	2	68	16	262
Asia	649	932	979	1,280
Total Foreign Revenues	1,186	1,864	2,603	4,003
Total Revenues	$8,676	$7,490	$21,241	$19,430

Timing of Revenue Recognition

The following table presents the timing of our revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Products transferred at a point in time	$5,723	$6,263	$15,455	$15,987
Products and services transferred over time	2,953	1,227	5,786	3,443
Total Revenues	$8,676	$7,490	$21,241	$19,430

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In our Air Pollution Control (APC) technology segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. At September 30, 2026,  December 31, 2025, and December 31, 2024, contract assets for APC technology projects were approximately $2,440, $887, and $2,075, respectively, and are included in accounts receivable on the Condensed Consolidated Balance Sheets.

The Company will periodically bill in advance of costs incurred before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract liabilities were $698, $1,026, and $721 at September 30, 2026,  December 31, 2025, and December 31, 2024, respectively, and are included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Changes in the contract asset and liability balances during the nine-month period ended September 30, 2026 were not materially impacted by any other items other than amounts billed and revenue recognized as described previously. Revenue recognized that was included in the contract liability balance at the beginning of the period was $176 and $783 for the three and nine months ended September 30, 2026, respectively, and $1 and $544 for the three and nine months ended September 30, 2025, respectively, which represented revenue from progress towards completion of our APC technology contracts.

As of September 30, 2026 and December 31, 2025, we had no construction contracts in progress that were identified as a loss contract.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of booked APC technology orders for which work has not been performed. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $16,626. The Company expects to recognize revenue on approximately $13,634 of the remaining performance obligations over the next 12 months with the remaining recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows:

	As of
	September 30, 2026	December 31, 2025
Trade receivables	$3,484	$4,494
Unbilled receivables	2,440	887
Other short-term receivables	74	82
Allowance for credit losses	(107)	(108)
Total accounts receivable	$5,891	$5,355

4.     Restructuring Activities

On January 18, 2019, the Company announced a planned suspension of its APC business operation in China. This action was part of Fuel Tech’s ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs, and drive profitability for the Company on a global basis. The transition associated with the suspension of the APC business which has taken place through September 30, 2026 includes staff rationalization and reduction, supplier and partner engagement, and the monetization of certain assets. The remaining transition activities include the execution of the activities to satisfy the requirements for the remaining APC projects in China (with a backlog totaling approximately $3) and those related to subsidiary closure.

The following table presents our revenues and net loss for the three and nine months ended September 30, 2026 and 2025 in China as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenues	$—	$—	$14	$—
Net loss	(16)	(12)	(38)	(42)

The following table presents net assets in China as of  September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Total assets	$754	$767
Total liabilities	78	83
Total net assets	$676	$684

Total assets primarily consist of cash and other receivables. Total liabilities consist of accounts payable and certain accrued liabilities.

5.     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Foreign currency translation
Balance at beginning of period	$(1,751)	$(1,769)	$(1,718)	$(1,915)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(12)	(14)	(45)	132
Total accumulated other comprehensive loss	$(1,763)	$(1,783)	$(1,763)	$(1,783)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

6.     Treasury Stock

Common stock held in treasury totaled 1,240,838 and 1,206,741 with a cost of $2,613 and $2,568 at September 30, 2026 and December 31, 2025, respectively.  These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

7.     Earnings per Share

Basic earnings per share excludes the dilutive effects of stock options, restricted stock units (RSUs), warrants, and the nil coupon non-redeemable convertible unsecured loan notes. Diluted earnings per share includes the dilutive effect of the nil coupon non-redeemable convertible unsecured loan notes, RSUs, warrants, and unexercised in-the-money stock options, except in periods of net loss where the effect of these instruments is anti-dilutive. Out-of-money stock options and warrants are excluded from diluted earnings per share because they are unlikely to be exercised and would be anti-dilutive if they were exercised. For the three and nine months ended September 30, 2026 and for the nine months ended September 30, 2025, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards, warrants, and convertible loan notes are considered anti-dilutive during periods of net loss. For the three months ended  September 30, 2025, basic earnings per share has been adjusted to include the impact of dilutive options and RSUs.

The following table sets forth the weighted-average shares used in calculating the earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic weighted-average shares	31,217,000	31,074,000	31,164,000	30,890,000
Unexercised options and unvested RSUs	—	219,000	—	—
Diluted weighted-average shares	31,217,000	31,293,000	31,164,000	30,890,000

For the three and nine months ended September 30, 2026, Fuel Tech had weighted-average outstanding equity awards of 202,200 and 151,100, respectively, which were antidilutive or represent out-of-the-money options for the purpose of the calculation of diluted earnings per share. For the three and nine months ended September 30, 2026, Fuel Tech had incremental equity awards of 94,500 and 91,600, respectively, that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

For the three and nine months ended September 30, 2025, Fuel Tech had warrants of 2,850,000 which were antidilutive or represent out-of-the-money options for the purpose of the calculation of diluted earnings per share. For the nine months ended September 30, 2025, Fuel Tech also had weighted-average outstanding equity awards of 73,800 which were antidilutive or represent out-of-the-money options for the purpose of the calculation of diluted earnings per share. For the nine months ended September 30, 2025, Fuel Tech had incremental equity awards of 297,300 that were excluded from the computation of diluted earnings per share as the inclusion of such would have been anti-dilutive due to a net loss in the period. These equity awards could potentially dilute basic earnings per share in future years.

8.     Stock-Based Compensation

Fuel Tech's 2024 Long-Term Incentive Plan (2024 Plan) was adopted in June 2024 and replaced our prior incentive plan which was approved by our stockholders in 2014 (LTIP). No further grants will be made from the LTIP. The 2024 Plan and LTIP are referred to collectively as the Incentive Plans.

Under the Incentive Plans, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, RSUs, Performance Awards, Bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Incentive Plans may be directors, officers, employees, consultants, or advisors (except consultants or advisors in capital-raising transactions) whom the directors determine are key to the success of our business. There are a maximum of 2,818,570 shares that may be issued or reserved for awards to participants under the Incentive Plans. As of September 30, 2026, Fuel Tech had 2,739,233 shares available for issuance under the Incentive Plans.

We did not record any excess tax benefits within income tax expense for the three and nine months ended September 30, 2026 and 2025. Given the Company has a full valuation allowance on its deferred tax assets, there were no excess tax benefits to record for the three and nine months ended September 30, 2026 and 2025. In addition, we account for forfeitures of awards based on an estimate of the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition.

Stock-based compensation is included in selling, general, and administrative costs in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options and restricted stock units, net of forfeitures	$63	$57	$161	$269
After-tax effect of stock-based compensation	$63	$57	$161	$269

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

Stock option activity for Fuel Tech’s Incentive Plans for the nine months ended September 30, 2026 was as follows:

			Weighted- Average
	Number	Weighted-	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding on January 1, 2026	71,000	$1.20
Granted	—	—
Exercised	—	—
Expired or forfeited	(27,000)	1.58
Outstanding on September 30, 2026	44,000	$0.96	1.19	$29
Exercisable on September 30, 2026	44,000	$0.96	1.19	$29

As of September 30, 2026, there was no unrecognized compensation cost related to non-vested stock options granted under the Incentive Plans.

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

At  September 30, 2026, there is $1,003 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over the remaining requisite service period of 2.06 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2026 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock units at January 1, 2026	1,109,222	$1.06
Granted	415,850	1.42
Vested	(176,449)	1.29
Forfeited	(425,100)	1.02
Unvested restricted stock units at September 30, 2026	923,523	$1.20

The fair value of restricted stock that vested during the nine-month period ended September 30, 2026 was $228.

Deferred Directors Fees

In addition to the Incentive Plans, Fuel Tech has a Deferred Compensation Plan for Directors (Deferred Plan). Under the terms of the Deferred Plan, Directors can elect to defer Directors’ fees for shares of Fuel Tech Common Stock that are issuable at a future date as defined in the agreement. In accordance with Accounting Standards Codification (ASC) 718, Fuel Tech accounts for these awards as equity awards as opposed to liability awards. During the nine-month periods ended September 30, 2026 and 2025, Fuel Tech recorded no stock-based compensation expense under the Deferred Plan.

9.      Warrants

On February 11, 2021, Fuel Tech entered into a securities purchase agreement to issue and sell, in a private placement, 2,500,000 warrants exercisable for a total of 2,500,000 shares of Common Stock with an exercise price of $5.10 per Warrant Share. In addition, the Company issued to the placement agent Warrants to purchase up to 350,000 shares of Common Stock at an exercise price of $6.45 per Warrant Share. These warrants expired on August 11, 2026, the five and one-half year anniversary of the effective date of the registration statement for the Warrant Shares, as set forth in the securities purchase agreement. The below table summarizes the Warrant Share activity for the nine months ended September 30, 2026:

Warrant Shares
Outstanding on January 1, 2026	2,850,000
Granted	—
Exercised	—
Expired	(2,850,000)
Outstanding as of September 30, 2026	—

10.     Debt Financing

The Company's Investment Collateral Security Agreement with BMO Harris is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At September 30, 2026, the Company had outstanding standby letters of credit totaling approximately $1,533 under the Investment Collateral Security agreement. At September 30, 2026, the investments held as collateral totaled $2,299. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

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

Information about reporting segment net sales and gross margin from continuing operations is provided below:

	Air Pollution	FUEL CHEM
Three months ended September 30, 2026	Control Segment	Segment	Other	Total
Revenues from external customers	$3,746	$4,930	$—	$8,676
Cost of sales	(2,246)	(2,525)	—	(4,771)
Gross margin	1,500	2,405	—	3,905
Selling, general and administrative	—	—	(3,657)	(3,657)
Research and development	—	—	(771)	(771)
Income (loss) from operations	$1,500	$2,405	$(4,428)	$(523)

	Air Pollution	FUEL CHEM
Three months ended September 30, 2025	Control Segment	Segment	Other	Total
Revenues from external customers	$2,707	$4,783	$—	$7,490
Cost of sales	(1,428)	(2,401)	—	(3,829)
Gross margin	1,279	2,382	—	3,661
Selling, general and administrative	—	—	(3,207)	(3,207)
Research and development	—	—	(450)	(450)
Income (loss) from operations	$1,279	$2,382	$(3,657)	$4

	Air Pollution	FUEL CHEM
Nine months ended September 30, 2026	Control Segment	Segment	Other	Total
Revenues from external customers	$8,135	$13,106	$—	$21,241
Cost of sales	(5,010)	(7,007)	—	(12,017)
Gross margin	3,125	6,099	—	9,224
Selling, general and administrative	—	—	(10,967)	(10,967)
Research and development	—	—	(1,941)	(1,941)
Income (loss) from operations	$3,125	$6,099	$(12,908)	$(3,684)

	Air Pollution	FUEL CHEM
Nine months ended September 30, 2025	Control Segment	Segment	Other	Total
Revenues from external customers	$6,515	$12,915	$—	$19,430
Cost of sales	(3,713)	(6,568)	—	(10,281)
Gross margin	2,802	6,347	—	9,149
Selling, general and administrative	—	—	(9,895)	(9,895)
Research and development	—	—	(1,510)	(1,510)
Income (loss) from operations	$2,802	$6,347	$(11,405)	$(2,256)

Geographic Segment Financial Data

Information concerning our operations by geographic area is provided below. Revenues are attributed to countries based on the location of the end-user. Assets are those directly associated with operations of the geographic area.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
United States	$7,490	$5,626	$18,638	$15,427
Foreign	1,186	1,864	2,603	4,003
	$8,676	$7,490	$21,241	$19,430

	September 30,	December 31,
	2026	2025
Assets:
United States	$40,654	$44,345
Foreign	2,377	2,834
	$43,031	$47,179

12.     Accrued Liabilities

The components of other accrued liabilities are as follows:

	As of
	September 30, 2026	December 31, 2025
Contract liabilities (Note 3)	$698	$1,026
Warranty reserve (Note 13)	159	159
Deferred revenue	55	91
Accrued professional fees	101	83
Other accrued liabilities	111	275
Total other accrued liabilities	$1,124	$1,634

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

There was no change in the warranty liability balance included in the other accrued liabilities line of the Condensed Consolidated Balance Sheets during the nine months ended September 30, 2026 and 2025. The warranty liability balance was $159 at September 30, 2026 and December 31, 2025.

14.     Income Taxes

The Company’s effective tax rate is approximately 0.3% and 1.0% for the nine-month periods ended September 30, 2026 and 2025, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 21% for the nine-month periods ended September 30, 2026 and 2025 primarily due to a full valuation allowance recorded on our United States, China and Italy deferred tax assets since we cannot anticipate when or if we will have sufficient taxable income to utilize the deferred tax assets in the future. Further, our effective tax rate differs from the statutory federal tax rate due to state taxes, differences between U.S. and foreign tax rates, foreign losses incurred with no related tax benefit, non-deductible commissions, and non-deductible meals and entertainment expenses for the nine-month periods ended September 30, 2026 and 2025.

FUEL TECH, INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the third quarter, the Company continued to achieve revenue growth in both reportable segments, reflecting improved demand from FUEL CHEM customers and continued execution on existing Air Pollution Control backlog. The FUEL CHEM segment benefited from improved demand from legacy customers, while Air Pollution Control segment revenue increased as the Company advanced existing projects and continued to pursue and secure new contract awards.

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

Key Operating Factors

The Company’s FUEL CHEM segment generated both higher revenue and improved operating profit in the current quarter compared to the corresponding 2025 period. These increases were driven by higher operating activity from the segment’s existing customer base offsetting maintenance and administrative costs.

The Company’s Air Pollution Control segment also generated higher revenue in the current quarter compared to the corresponding 2025 period, primarily due to a significant increase in backlog levels and increased ancillary revenue. The Company continues to execute on existing Air Pollution Control projects while pursuing and booking new contract awards.

Management is encouraged by the depth of the Company's business development activities, which reflects increased market attention to global emissions protocols across a variety of fuel sources. Consolidated APC backlog at September 30, 2026 was $16,626 and the Company's global sales pipeline was approximately $75 -100 million.

Results of Operations

Revenues

Revenues for the three-month periods ending September 30, 2026 and 2025 were $8,676 and $7,490, respectively, representing an increase of $1,186, or 16%, from the same period last year. Revenues for the nine-month periods ending September 30, 2026 and September 30, 2025 were $21,241 and $19,430, respectively, representing an increase of $1,811, or 9%, from the same period last year.

The APC technology segment generated revenues of $3,746 for the three-month period ended September 30, 2026, representing an increase of $1,039, or 38%, from the prior year amount of $2,707.The APC technology segment generated revenues of $8,135 for the nine-month period ended September 30, 2026, representing an increase of $1,620, or 25%, from the prior year amount of $6,515. The increase was primarily attributable to a significant increase in consolidated segment backlog resulting from new project awards in 2026 as well as continued progress on existing contracts. Consolidated APC backlog at September 30, 2026 was $16,626 versus backlog at December 31, 2025 of $7,047. Our current backlog consists of U.S. domestic delivered projects totaling $14,403 and international delivered projects totaling $2,223.

The FUEL CHEM technology segment generated revenues of $4,930 and $4,783 for the three-month periods ended September 30, 2026 and 2025, respectively, representing an increase of $147, or 3%, versus the same period last year. FUEL CHEM technology segment revenues were $13,106 and $12,915 for the nine-month periods ended September 30, 2026 and 2025, respectively, representing an increase of $191, or 1%, versus the same period last year. Increases in FUEL CHEM revenue for the three and nine month periods ended September 30, 2026 as compared to the same periods in the prior year were primarily due to increased operational dispatch at legacy accounts.

Cost of sales and gross margin

Consolidated gross margin percentage for the three-month periods ended September 30, 2026 and 2025 was 45% and 49%, respectively. For the three-month periods ended September 30, 2026 and 2025 the FUEL CHEM operating segment gross margin was 49% and 50%, respectively. FUEL CHEM gross margin decreased slightly from the prior year primarily due to demonstration costs, increased freight costs and additional internal labor costs for unit maintenance. APC segment gross margin decreased to 40% from 47% primarily due to product and project mix.

Consolidated gross margin percentage for the nine-month periods ended September 30, 2026 and 2025 was 43% and 47%, respectively. For the nine-month periods ended September 30, 2026 and 2025 the FUEL CHEM operating segment gross margin was 47% and 49%, respectively. Similarly to the decrease for the three-month periods ended September 30, 2026 and 2025, FUEL CHEM gross margin decreased from the prior year primarily due to increased costs. APC segment gross margin decreased to 38% from 43% primarily due to product and project mix.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $3,657 and $3,207 for the three-month periods ended September 30, 2026 and 2025, respectively. For the three-month period ended September 30, 2026, the increase of $450 is primarily the result of an increase in employee-related expenses of $209, an increase in professional fees of $122, and an increase in travel and administrative expenses for domestic and international locations of $119. For the three-month periods ending September 30, 2026 and 2025, SG&A as a percentage of revenues decreased to 42% from 43%. The decrease versus the comparable period is primarily due to the increase in revenues.

Selling, general and administrative expenses (SG&A) were $10,967 and $9,895 for the nine-month periods ended September 30, 2026 and 2025, respectively. For the nine-month period ended September 30, 2026, the increase of $1,072 is primarily the result of an increase in employee-related expenses of $490, an increase in professional fees of $358, and an increase in travel and administrative expenses for domestic and international locations of $225. For the nine-month periods ending September 30, 2026 and 2025, SG&A as a percentage of revenues increased to 52% from 51%. The increase versus the comparable period is primarily due to the increase in SG&A expenses.

Research and development

Research and development expenses were $771 and $450 for the three-month periods ended September 30, 2026 and 2025, respectively and $1,941 and $1,510 for the nine-month periods ended September 30, 2026 and 2025. The expenditures in our research and development expenses are focused on new product development efforts in the pursuit of commercial applications for technologies outside of our traditional markets, and in the development and analysis of new technologies that could represent incremental market opportunities. This includes water treatment technologies and more specifically, our DGI® Dissolved Gas Infusion Systems, an innovative alternative to current aeration technology. This infusion process has a variety of potential applications in the water and wastewater industries, including remediation, treatment, biological activity, and wastewater odor management. DGI® technology benefits include reduced energy consumption, installation costs, and operating costs, while improving treatment performance.

Interest income

Interest income was $247 for the three-month period ended September 30, 2026 compared to $311 for the same period in 2025. Interest income was $753 for the nine-month period ended September 30, 2026 compared to $1,127 for the same period in 2025. Interest income for the nine-month period ended September 30, 2025 included $263 in interest income related to the collection of our ERC benefit. Interest income primarily relates to interest received on the held-to-maturity debt securities and money market funds.

Other income, net

Other income, net was $9 for the three-month period ended September 30, 2026 compared to Other expense, net of $5 for the same period in 2025. Other income, net was $88 for the nine-month period ended September 30, 2026 compared to Other income, net of $15 for the same period in 2025. Other income and expense for the three and nine months ended September 30, 2026 and 2025 was mainly due to transactional foreign exchange gains and losses recognized from repayment of intercompany balances.

Liquidity and Sources of Capital

We have losses from operations during the nine-month period ended September 30, 2026 totaling $3,684. Our cash used in operations for this same period totaled $3,410.

Our cash and cash equivalent balance as of September 30, 2026 totaled $6,830, which includes $2,257 of cash equivalents, and our working capital totaled $20,024. We have no outstanding debt other than our outstanding letters of credit, under our Investment Collateral Security agreement with BMO Harris Bank, N.A. (the Investment Collateral Security agreement), which does not have any financial covenants. We expect to continue operating under this arrangement for the foreseeable future.

Operating activities used cash of $3,410 for the nine-month period ended September 30, 2026, primarily due to a decrease in accrued liabilities and other non-current liabilities of $1,051, an increase in accounts receivable of $556, and a decrease in accounts payable of $226, offset by a decrease in prepaid expenses, other current assets and other non-current assets of $429 and removals of non-cash items from our net loss from continuing operations of depreciation and amortization of $599 and stock-based compensation, net of forfeitures of $161.

Operating activities provided cash of $4,583 for the nine-month period ended September 30, 2025, primarily due to a decrease in accounts receivable of $3,066, collection of the ERC receivable of $1,677, an increase in accrued liabilities and other non-current liabilities of $516, and removals of non-cash items from our net loss from continuing operations of depreciation and amortization of $517 and stock-based compensation, net of forfeitures of $269, offset by a decrease in accounts payable of $560.

Investing activities used cash of $1,607 and provided cash of $765 for the nine-month periods ended September 30, 2026 and 2025, respectively. Investing activities for the nine-month periods ended September 30, 2026 and 2025 primarily consisted of purchases of debt securities as investments of $12,102 and $10,004, respectively. Investing activities for the nine-month periods ended September 30, 2026 and 2025 were funded by maturities of debt securities of $11,000 in both periods.

Financing activities used cash of $45 and $222, respectively, for the nine months ended September 30, 2026 and 2025 due to taxes paid on behalf of the equity award participants on the vesting of restricted stock units.

We continue to monitor our liquidity needs and in response to our recent periods of declines in revenue and net losses have taken measures to reduce expenses and restructure operations which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. We have evaluated our ongoing business needs and considered the cash requirements of our base business of Air Pollution Control and FUEL CHEM. This evaluation included consideration of the following: a) customer and revenue trends in our APC and FUEL CHEM business segments, b) current operating structure and expenditure levels, and c) other research and development initiatives. Based on this analysis, management believes that currently we have sufficient cash and working capital to operate our base APC and FUEL CHEM segments. We believe our current cash position and net cash flows expected to be generated from operations are adequate to fund planned operations of the Company for the next 12 months.

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

The Company's Investment Collateral Security agreement is used for the sole purpose of issuing standby letters of credit and requires us to pledge our investments as collateral for 150% of the aggregate face amount of outstanding standby letters of credit. The Company pays 250 basis points on the face values of outstanding letters of credit. There are no financial covenants set forth in the Investment Collateral Security agreement. At September 30, 2026, the Company had outstanding standby letters of credit totaling approximately $1,533 under the Investment Collateral Security agreement. At September 30, 2026, the investments held as collateral totaled $2,299. Fuel Tech is committed to reimbursing the issuing bank for any payments made by the bank under these instruments.

Contingencies and Contractual Obligations

Fuel Tech issues a standard product warranty with the sale of its products to customers as discussed in Note 13. There was no change in the warranty liability balance during the nine months ended September 30, 2026.

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

Date: November 3, 2026	By:	/s/ Ramesh Nuggihalli
Ramesh Nuggihalli
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Ellen T. Albrecht
Ellen T. Albrecht
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)